Form 10-K405
period 1998-09-30
PULASKI FINANCIAL CORP
filed 1998-12-29
CIK 1062438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                  For the Fiscal Year Ended September 30, 1998

                          Commission File No.: 0-24571

                             PULASKI FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Delaware                                      43-1816913
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                12300 Olive Boulevard, St. Louis, Missouri 63141
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (314) 878-2210
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock par value $0.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The aggregate market value of the shares of Registrant's common stock held by non-affiliates of the Registrant was $37,672,279 as of December 18, 1998 based on the closing price on that date. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

     There were issued and outstanding 3,965,503 shares of the Registrant's Common Stock as of December 18, 1998.

                       Documents Incorporated by Reference

     Portions of 1998 Annual Report to Stockholders (Part II).

     Portions of Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III).

                                      INDEX

PART I
                                                                     Page No.
                                                                     --------

   Item 1.  Business .....................................................  1

   Item 2.  Properties ................................................... 28

   Item 3.  Legal Proceedings ............................................ 28

   Item 4.  Submission of Matters to a Vote of Security Holders .......... 28

PART II

   Item 5.   Market for the Registrant's Common Stock
             and Related Stockholder Matters ............................. 29

   Item 6.   Selected Financial Data ..................................... 29

   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 29

   Item 7A.  Quantitative and Qualitative Disclosure About
              Market Risk ................................................ 29

   Item 8.   Financial Statements and Supplementary Data ................. 29

   Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure ......................... 29

PART III

   Item 10.  Directors and Executive Officers of the Registrant .......... 29

   Item 11.  Executive Compensation ...................................... 31

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management .............................................. 31

   Item 13.  Certain Relationships and Related Transactions .............. 31


PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ................................................. 31


SIGNATURES ............................................................... 33

           This report contains certain "forward-looking statements" concerning the future operations of Pulaski Financial Corp. Forward-looking statements are used to describe future plans and strategies, including expectations of future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.

                                     PART I

Item 1. Business.
-----------------

General

           Pulaski Financial Corp. ("Company" or "Registrant") was incorporated under Delaware law in May 1998. The Company was organized for the purpose of becoming the holding company for Pulaski Bank, A Federal Savings Bank ("Bank") upon the Bank's reorganization as a wholly owned subsidiary of the Company resulting from the conversion of Pulaski Bancshares, M.H.C. ("MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). In connection with the Conversion and Reorganization, which was completed on December 2, 1998, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering") and issued 1,056,003 shares in exchange for the outstanding shares of the Bank held by the Bank's stockholders other than the MHC. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

           The Bank is regulated by the Office of Thrift Supervision ("OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1946.

           The Bank is a community oriented financial institution offering traditional financial services out of its five offices in the greater St. Louis metropolitan area. The Bank's business consists principally of attracting retail deposits from the general public and using them to originate mortgage loans secured by one- to four-family residences.

Market Area

           The Bank conducts operations out of its main office and four branch offices. The main office and three of the branch offices are located in St. Louis County. The other branch office is located in the City of St. Louis. Most of the Bank's depositors live in the areas surrounding its branches and most of the Bank's loans are made to persons in St. Louis, Missouri, St. Charles, Franklin, Jefferson and St. Louis Counties, Missouri and Jersey, St. Clair, Monroe and Madison Counties, Illinois. Several major corporations are headquartered in the Bank's area.

           The Bank faces intense competition for deposits and loan originations from the many financial institutions conducting business within its market area. See "--Competition."

Lending Activities

     General. At September 30, 1998, the Company's total loans receivable portfolio totaled $141.8 million, which was 73.4% of total assets. At such date, loans held for sale totaled $13.4 million. The principal lending activity of the Bank is the origination and sale of mortgage loans for the purpose of purchasing or refinancing one- to four-family residential property. To a significantly lesser extent, the Bank also originates mortgage loans secured by commercial and multi-family real estate and consumer loans. Most of the Bank's borrowers and the properties securing its loans are located in the greater St. Louis metropolitan area.

     Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.


                                                                        At September 30,
                                    ---------------------------------------------------------------------------------------
                                            1998                  1997                  1996                   1995
                                    -------------------   -------------------   --------------------   --------------------
                                     Amount    Percent     Amount    Percent     Amount     Percent     Amount     Percent
                                    --------  ---------   --------  ---------   --------   ---------   --------   ---------
                                                                     (Dollars in thousands)
Real Estate Loans:
  Conventional - residential and
   multi-family (1) .............   $118,501     83.45%   $114,300     87.34%   $117,584      87.42%   $128,854     86.44%
  FHA and VA - residential and
   multi-family (1) .............      8,767      6.17      10,745      8.21      11,845       8.81      14,912     10.00
  Commercial ....................        553      0.39       1,779      1.36       3,452       2.57       3,561      2.39
                                    --------    ------    --------    ------    --------     ------    --------    ------
   Total real estate loans ......    127,821     90.01     126,824     96.91     132,881      98.79     147,327     98.83


Consumer and Other Loans:
  Automobile loans ..............     12,946      9.12       3,352      2.56       1,115       0.83       1,205      0.81
  Loans on savings accounts .....        582      0.41         538      0.41         513       0.38         541      0.36
  Other .........................        651      0.46         161      0.12          --         --         --         --
                                    --------    ------    --------    ------    --------     ------    --------    ------
   Total consumer and other
    loans .......................     14,179      9.99       4,051      3.09       1,628       1.21       1,746      1.17
                                    --------    ------    --------    ------    --------     ------    --------    ------
   Total loans ..................    142,000    100.00%    130,875    100.00%    134,509     100.00%    149,073    100.00%
                                                ======                ======                 ======                ======

Less:
Loans in process ................        115                    47                    27                     48
Unamortized loan origination fees
  (charges), net of direct costs        (647)                 (143)                  (41)                    21
Unearned discounts ..............         --                    --                    --                     34
Allowance for loan losses .......        763                   613                   479                    419
                                    --------              --------              --------               --------
   Total loans receivable, net ..   $141,769              $130,358              $134,044               $148,551
                                    ========              ========              ========               ========


                                       At September 30,
                                     --------------------
                                             1994
                                     --------------------
                                      Amount     Percent
                                     --------   ---------
                                    (Dollars in thousands)
Real Estate Loans:
  Conventional - residential and
   multi-family (1) .............    $136,520     86.19%
  FHA and VA - residential and
   multi-family (1) .............      16,031     10.12
  Commercial ....................       4,222      2.67
                                     --------    ------
   Total real estate loans ......     156,773     98.98


Consumer and Other Loans:
  Automobile loans ..............       1,166      0.73
  Loans on savings accounts .....         452      0.29
  Other .........................          --        --
                                     --------    ------
   Total consumer and other
    loans .......................       1,618      1.02
                                     --------    ------
   Total loans ..................     158,391    100.00%
                                                 ======

Less:
Loans in process ................          43
Unamortized loan origination fees
  (charges), net of direct costs          109
Unearned discounts ..............          38
Allowance for loan losses .......         477
                                     --------
   Total loans receivable, net ..    $157,724
                                     ========

--------------------------------------
(1) Aggregate conventional and FHA and VA multi-family loan balances were $1.5 million, $1.1 million, $1.4 million, $2.6 million and $2.7 million at September 30, 1998, 1997, 1996, 1995 and 1994, respectively.

     Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase existing homes or to refinance existing mortgage loans. To a much lesser extent, the Bank also originates loans secured by multi-family residential property (five units or more). At September 30, 1998, $118.5 million, or 83.5%, of the Bank's total loan portfolio consisted of loans secured by residential and multi-family real estate. Of this amount, $1.5 million was secured by multi-family real estate. At September 30, 1998, 65.2% of the Bank's residential real estate loans were subject to periodic interest rate adjustments and 34.8% were fixed-rate loans.

     The Bank is a direct endorsement lender with Federal Housing Administration ("FHA"). Consequently, the Bank's FHA approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veteran's Administration ("VA"), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 1998, the Bank had $8.8 million of FHA- or VA-insured loans. The Bank also participates in programs to provide financing for low income housing through the Missouri Housing Development Commission ("MHDC").

           The Bank offers a variety of adjustable-rate mortgage ("ARM") loan products at rates and terms competitive with market conditions. The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria and market conditions. Interest rates and payments on the Bank's ARM loans generally are adjusted annually to a rate typically equal to 2.00% to 2.875% above the one-year constant maturity U.S. Treasury index. The Bank currently offers ARM loans with initial rates below those which would prevail under the foregoing computations, determined by the Bank based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment, in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. The Bank believes that the annual adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's return on equity objectives by limiting the duration of the initial rate concession.

           The Bank also originates conventional fixed-rate mortgage loans on one- to four- family residential properties. All fixed-rate products are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has originated fixed-rate mortgage loans and sells these loans through its correspondent relationships. If the Bank's future portfolio needs change, the Bank may choose to retain more loans for its portfolio and/or retaining servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

           Occasionally, the Bank originates residential mortgage loans that do not meet the standards for sale in the secondary market for retention in its portfolio. The Bank generally charges a higher interest rate to compensate for their non-conforming features. At September 30, 1998, the Bank had approximately $7.0 million of such loans. The Bank also offers fixed-rate second mortgage loans for terms of up to 15 years.

           Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of market interest rates, the expectations of changes in the level of market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

           The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in the interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

           While fixed-rate single-family residential real estate loans are normally originated with 15- or 30-year terms, and the Bank occasionally permits its ARM loans to be assumed by qualified borrowers, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

           The Bank requires title insurance insuring the status of its lien on all of its real estate secured loans and also requires that the fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

           The Bank's lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price, with the condition that mortgage insurance is required on loans with loan-to-value ratios greater than 80%. In the cases of loans guaranteed by FHA or VA, the Bank offers loans on loan-to-value ratios of up to 97% and 100%, respectively.

           The maximum financing on refinance loans is limited to 90% of the appraised value and such loans require mortgage insurance above 80% loan-to-value.

           The Bank obtains appraisals on all its real estate loans from outside appraisers, but, in limited instances (i.e. loan amounts less than $100,000 or loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

           Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending. At September 30, 1998, commercial real estate loans in the Bank's portfolio totaled $553,000 and consisted of seven loans.

           Loans secured by commercial real estate generally are larger and involve greater risks than one- to four- family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Bank's commercial real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

           Consumer and Other Loans. Historically, the Bank offered consumer loans only as an accommodation to existing customers. In the second quarter of fiscal 1997, the Bank formed a consumer loan department in order to increase its consumer lending activities. The Bank determined to increase its consumer lending in order to better serve its customers and because consumer loans generally have shorter-terms to maturity or repricing and higher interest rates than mortgage loans.

           At September 30, 1998, the Bank's consumer and other loans totaled approximately $14.2 million, or 10.0% of the Bank's total loans. The Bank's consumer and other loans consist primarily of automobile loans and, to a lesser degree, savings account loans. In early 1997, the Bank initiated relationships with automobile dealers, piano dealers and other large purchase retailers located primarily in the Bank's market area as a means of attracting consumer loans. The Bank expanded its line of consumer loans by offering home equity lines of credit in the third calendar quarter of 1998.

           The Bank originates automobile loans primarily through dealer referrals. All automobile loans, however, are made on a direct basis (i.e., originated by the Bank). Automobile loans are secured by both new and used cars and light trucks made to the purchase price or wholesale value as published by National Automobile Research "Black Book," if pre-owned. New cars are financed for a period of up to 72 months while pre-owned cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. At September 30, 1998, automobile loans amounted to $12.9 million, or 9.1% of the Bank's total loans.

           The Bank may make savings account loans for up to 100% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the certificate of deposit account, and the account must be pledged as collateral to secure the loan. Savings account loans are payable in monthly payments of principal and interest or in a single payment. At September 30, 1998, loans on savings accounts amounted to $582,000, or 0.4% of the Bank's total loans.

           Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1998, the aggregate amount of consumer loans 90 days or more past due was $64,000, which represents 0.04% of total consumer loans.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Loan balances are net of loans-in-process.


                                                              After          After           After
                                                             One Year       3 Years         5 Years
                                             Within          Through        Through         Through         Beyond
                                            One Year         3 Years        5 Years         10 Years       10 Years           Total
                                           ----------       ----------     ---------       ----------     ----------         -------
                                                                               (In thousands)
Residential real estate ............        $ 57,202        $  7,591        $ 12,552        $ 28,627        $ 21,182        $127,154
Commercial real estate .............             328              --             225              --              --             553
Consumer and other .................             658           2,313           9,735           1,473              --          14,179
                                            --------        --------        --------        --------        --------        --------
           Total ...................        $ 58,188        $  9,904        $ 22,512        $ 30,100        $ 21,182        $141,886
                                            ========        ========        ========        ========        ========        ========


     The following table sets forth, as of September 30, 1998, the dollar amount of all loans due or repricing after September 30, 1999, which have fixed interest rates and have floating or adjustable interest rates.

                                                                    Floating or
                                                                    Adjustable
                                                Fixed-Rates           Rates
                                               -------------       -------------
                                                         (In thousands)

Residential real estate ...................       $32,464            $37,488
Commercial real estate ....................           225                 --
Consumer and other ........................        13,521                 --
                                                  -------            -------
           Total ..........................       $46,210            $37,488
                                                  =======            =======

     Scheduled contractual principal repayments of loans and mortgage-backed securities do not reflect the actual life of such assets. The average life of loans and mortgage-backed securities is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan applicants come through direct solicitation by eight commissioned and two salaried loan representatives of the Bank, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through print advertising promotions. All types of loans may be originated in any of the Bank's offices, though most loans are closed at the Bank's main office. Loans are serviced from the Bank's main office.

           Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

           Loans in the amount of $400,000 or less may be approved by any one member of the Bank's Loan Committee, which consists of the Bank's President, Chief Financial Officer/Treasurer and Chief Lending Officer, and the underwriting staff. Loans in excess of $400,000 must be approved by the Bank's Executive Committee.

           Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

           Loan Originations, Sales and Purchases. During the years ended September 30, 1998, 1997 and 1996, the Bank's total gross loan originations were $180.4 million, $95.7 million, and $74.9 million, respectively.

           In an effort to manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid to depositors will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when savings flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is fixed at the time the interest rate on the loan is fixed, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

           During the year ended September 30, 1998, the Bank sold $115.5 million of residential mortgage loans to correspondent lenders, servicing released, compared to $53.3 million in fiscal 1997. The Bank also securitized and sold $9.1 million of "first time home buyer" loans to the MHDC, with servicing retained, during the year ended September 30, 1998. For fiscal year 1997, loan sales to the MHDC totaled $10.2 million. Loan sales increased as a result of low mortgage interest rates that stimulated both the purchase money and refinance markets.

           The Bank occasionally purchases real estate loans in the secondary market subject to the Bank's underwriting standards. During the year ended September 30, 1998, the Bank did not purchase any loans. The Bank purchased $305,000 of loans during fiscal year 1997. Loans and participations purchased and serviced by others were approximately $2.9 million at September 30, 1998. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from deposits.

           At September 30, 1998, the Bank was servicing loans for others (Government National Mortgage Association ("GNMA") and MHDC) amounting to approximately $34.1 million. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors. In April 1998, the Bank discontinued its historical practice of retaining servicing on loans sold to MHDC due to a change in servicing policy by MHDC.

           The following table shows total loans originated, purchased, sold and repaid during the periods indicated.


                                                                                               Years Ended September 30,
                                                                               -----------------------------------------------------
                                                                                  1998                 1997                  1996
                                                                               -----------          -----------          -----------
                                                                                                   (In thousands)
Total gross loans, including loans held for sale, ...................           $ 145,189            $ 142,316            $ 152,323
   at beginning of period

Loans originated:
           Residential real estate ..................................             166,438               91,536               73,856
           Commercial real estate ...................................                  --                  395                   --
           Consumer and other .......................................              13,923                3,748                1,027
                                                                                ---------            ---------            ---------
                     Total loans originated .........................             180,361               95,679               74,883
                                                                                ---------            ---------            ---------
Loans purchased:
           Residential real estate ..................................                  --                  305                1,015
                                                                                ---------            ---------            ---------
Loans sold:
           Total whole loans sold ...................................            (115,479)             (53,307)             (49,691)
           Loans securitized and sold ...............................              (9,106)             (10,189)              (6,255)
                                                                                ---------            ---------            ---------

Mortgage loan principal repayments ..................................             (30,231)             (24,308)             (22,210)
Consumer loan repayments and all other ..............................             (15,347)              (5,307)              (7,749)
                                                                                ---------            ---------            ---------

Net loan activity ...................................................              10,198                2,873              (10,007)
                                                                                ---------            ---------            ---------

Total gross loans, including loans held .............................
   for sale, at end of period                                                   $ 155,387            $ 145,189            $ 142,316
                                                                                =========            =========            =========


           Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $9.9 million at September 30, 1998, $7.7 million and $2.2 million of which were at fixed and variable rates, respectively. See Note 15 of Notes to Consolidated Financial Statements.

           Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. The Bank had $647,000 of net deferred mortgage loan charges at September 30, 1998.

           Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. The first notice is mailed to the borrower 18 days after the payment due date and, if necessary, a second written notice follows within 15 days thereafter. Attempts to contact the borrower by telephone generally begin approximately 20 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 60th day of delinquency, all superior lienholders are contacted to determine (a) the status and unpaid principal balance of each superior lien, (b) whether any mortgage constituting a superior lien has been sold to any investor, and (c) whether the borrower is also delinquent under a superior lien and what the affected lienholder intends to do to resolve the delinquency.

           If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior is taken. The physical condition and occupancy status of the property is determined before recommending further servicing action. Such inspection normally takes place on or about the 45th day of delinquency. Generally, after 60 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available for eligible homeowners. In most cases, delinquencies are cured promptly; however, if by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

           When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. A computer-generated collection report is received by the Bank daily. The customer is contacted by telephone to ascertain the nature of the delinquency. In most cases, delinquencies are cured promptly; however, if, by the 45th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

           Loans are placed on nonaccrual status when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

           The Bank's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

           The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                                         At September 30,
                                                                      ------------------------------------------------------
                                                                       1998        1997        1996        1995        1994
                                                                      ------     -------      ------      ------      ------
                                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
           Residential real estate ..............................     $  519      $  214      $   51      $  214      $   60
           Commercial real estate ...............................        224          --          --          --       1,303
           Consumer and other ...................................         10           3          --          --          --
                                                                      ------      ------      ------      ------      ------
                     Total ......................................        753         217          51         214       1,363
                                                                      ------      ------      ------      ------      ------

Accruing loans which are contractually past due 90 days or more:
           Residential real estate ..............................        369         708         547         520         357
           Commercial real estate ...............................         --         236          --          --          --
           Consumer and other ...................................         54          20          22          14          --
                                                                      ------      ------      ------      ------      ------
                     Total ......................................        423         964         569         534         357
                                                                      ------      ------      ------      ------      ------

Troubled debt restructurings ....................................         --          69          85         100         120
                                                                      ------      ------      ------      ------      ------

Nonperforming loans(1) ..........................................      1,176       1,250         705         848       1,840
Real estate owned (net) .........................................        106          --         133         337         124
Other nonperforming assets ......................................          7          --          --          --          --
                                                                      ------      ------      ------      ------      ------
           Total nonperforming loans ............................     $1,289      $1,250      $  838      $1,185      $1,964
                                                                      ======      ======      ======      ======      ======

Total loans delinquent 90 days or more
   to net loans .................................................       0.27%       0.67%       0.40%       0.36%       0.22%
Total loans delinquent 90 days or more
   to total assets ..............................................       0.22%       0.54%       0.32%       0.29%       0.19%
Total nonperforming assets
   to total assets ..............................................       0.67%       0.70%       0.47%       0.65%       1.03%


---------------------------------
(1) Includes $207,000, $219,000 and $210,000 of FHA/VA loans at September 30, 1998, 1997 and 1996, respectively, the principal and interest payments on which are fully insured.

           Interest income that would have been recorded for the years ended September 30, 1998 and 1997 had nonaccruing and restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans during such periods was not significant.

           Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 1998, the Bank had $106,000 of real estate owned (net), which consisted of three single family properties.

           Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management's close attention shall be designated "special mention" by either the institution or its examiners.

           The Bank's Chief Financial Officer/Treasurer, Executive Vice President/Chief Operating Officer and collection department personnel meet monthly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

           At September 30, 1998 and 1997, the aggregate amounts of the Bank's classified assets were as follows:


                                          At September 30, 1998                    At September 30, 1997
                                   --------------------------------          ---------------------------------
                                    Real Estate                               Real Estate
                                      Owned                 Loans                Owned                 Loans
                                   -------------          ---------          -------------           ---------
Loss .................                 $--                 $    3                 $--                 $    4
Doubtful .............                  --                     --                  --                     --
Substandard ..........                  --                  1,124                  --                    921


           At September 30, 1998, substandard assets consisted of 827,000 single family mortgage loans, 224,000 commercial loans and 73,000 consumer loans. At September 30, 1998, the Bank had no assets designated "special mention."

           Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses: all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank's income. The provision for loan losses is based on management's periodic evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

           At September 30, 1998, the Bank had an allowance for loan losses of $763,000, which represented 0.49% of total loans. Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

           The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                                             At September 30,
                                                                      --------------------------------------------------------------
                                                                       1998          1997          1996          1995          1994
                                                                      ------        ------        ------        ------        ------
                                                                                           (Dollars in thousands
Allowance at beginning of period .............................         $613          $479          $419          $477          $245
Provision for loan losses ....................................          209           169            65           152           274
Charge-offs:
           Residential real estate ...........................           63            38            17            92            42
           Commercial real estate ............................           --            --            --           166             2
           Consumer and other ................................            3             5            --            --            --
                                                                       ----          ----          ----          ----          ----
                     Total charge-offs .......................           66            43            17           258            44
Recoveries ...................................................            7             8            12            48             2
                                                                       ----          ----          ----          ----          ----
Net charge-offs ..............................................           59            35             5           210            42
                                                                       ----          ----          ----          ----          ----
           Allowance at end of period ........................         $763          $613          $479          $419          $477
                                                                       ====          ====          ====          ====          ====

Ratio of allowance to total loans
   outstanding at the end of the period ......................         0.49%         0.42%         0.34%         0.28%         0.30%
Ratio of net charge-offs to average loans
   outstanding during the period .............................         0.04%         0.02%           --%         0.13%         0.03%
Allowance for loan losses to
   nonperforming loans .......................................        64.88%        49.04%        67.93%        49.44%        25.93%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                                                                           At September 30,
                                    ------------------------------------------------------------------------------------------------
                                         1998                1997                1996               1995                1994
                                    -----------------  ------------------  ------------------ -------------------  -----------------
                                            Percent             Percent             Percent             Percent             Percent
                                            of Total            of Total            of Total            of Total            of Total
                                            In Each             In Each             In Each             In Each             In Each
                                            Category            Category            Category            Category            Category
                                            to Total            to Total            to Total            to Total            to Total
                                    Amount   Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                                   -------- --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                        (Dollars in thousands)
Residential real estate loans ....   $124    89.62%    $ 98      95.54%     $ 62     96.22%     $ 78     96.42%     $ 41     96.31%
Commercial real estate loans .....     34     0.39       37       1.36        --      2.58        --      2.40       197      2.67
Consumer and other loans .........     11     9.99        1       3.10         6      1.20         8      1.18         6      1.02
Unallocated ......................    594       --      477         --       411        --       333        --       233        --
                                     ----   ------     ----     ------      ----    ------      ----    ------      ----    ------
  Total allowance for loan losses.   $763   100.00%    $613     100.00%     $479    100.00%     $419    100.00%     $477    100.00%
                                     ====   ======     ====     ======      ====    ======      ====    ======      ====    ======


Investment Activities

           The Bank is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

           SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Bank does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

           The Bank maintains a portfolio of mortgage-backed and related securities in the form of GNMA and Freddie Mac participation certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac certificates are guaranteed by Freddie Mac. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Bank has also invested in collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Bank's CMOs are short-maturity tranches.

           The Investment Committee, comprised of the Bank's President and Chief Financial Officer/Treasurer, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Bank's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Bank's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Bank purchases investment securities to provide necessary liquidity for day-to-day operations. The Bank has not purchased any mortgage-backed securities or CMOs for several years.

           The following table sets forth the Bank's investment and mortgage-backed securities portfolio at the dates indicated.


                                                                                         Years Ended September 30,
                                                                                -----------------------------------------------
                                                                                  1998               1997                1996
                                                                                --------           --------            --------
                                                                                             (Dollars in thousands)
Held to maturity:
Investment securities:
           U.S. Treasury and agency obligations ...........................      $18,923            $16,068            $14,521
           Bankers acceptances ............................................           --                 --                491
                                                                                 -------            -------            -------
                     Total investment securities ..........................      $18,923            $16,068            $15,012
                                                                                 =======            =======            =======
Mortgage-backed and related securities:
           GNMA ...........................................................      $ 3,713            $ 4,308            $ 4,682
           Freddie Mac ....................................................          762                998              1,232
           CMOs ...........................................................          937              1,056              1,498
           Other ..........................................................           --                 --                 12
                                                                                 -------            -------            -------
                     Total mortgage-backed and related
                        securities.........................................      $ 5,412            $ 6,362            $ 7,424
                                                                                 =======            =======            =======


FHLB stock ................................................................      $ 1,423            $ 1,638            $ 1,638
                                                                                 =======            =======            =======

Available for sale:
Investment securities:
           U.S. Treasury and agency obligations ...........................      $ 2,229               $ --               $ --

Mortgage-backed and related securities:
           Fannie Mae .....................................................      $ 1,473                 --                 --


           The following table sets forth the maturities and weighted average yields of the securities in the Bank's investment and mortgage-backed securities portfolios at September 30, 1998. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 1998, the Bank's portfolio included $7.1 million of callable securities with a weighted average rate of 5.83%. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                       At September 30, 1998
                                     -------------------------------------------------------------------------------------------
                                           Less Than                One to                 Five to                 Over Ten
                                           One Year               Five Years              Ten Years                 Years
                                     ----------------------- ----------------------- ----------------------- -------------------
                                      Amount      Yield       Amount      Yield       Amount      Yield       Amount      Yield
                                     --------    -------     --------    -------     --------    -------     --------    -------
                                                                       (Dollars in thousands)
Held to maturity:
Investment securities:
  U.S. Treasury and agency
    obligations..................     $10,224     5.49%      $8,699        5.83%      $  --          --%       $  --         --%
Mortgage-backed and related
securities:
  GNMA...........................          --       --           --          --          --          --           --          --
  Freddie Mac....................          --       --            8       11.00          --          --        3,705        8.31
  CMOs...........................          --       --           41        9.13         280        8.56          441        1025
  Other..........................          --       --           --          --          --          --          937        6.48
                                      -------                ------                    ----                   ------
    Total mortgage-backed
    and related securities.......     $10,224                $8,748                    $280                   $5,083
                                      =======                ======                    ====                   ======

Available for sale:
Investment securities:
  U.S. Treasury and agency
    obligations..................        $979     5.45%      $1,250        5.60%       $ --          --%       $  --          --%
Mortgage-backed and related
securities:
  Fannie Mae.....................          --       --           --          --       1,473        6.00           --          --


Deposit Activities and Other Sources of Funds

           General. Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines may be used to compensate for reductions in the availability of funds from other sources. The Bank had no other borrowing arrangements at September 30, 1998.

           Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly.

           In the unlikely event the Bank is liquidated after the conversion, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Holding Company as the sole stockholder of the Bank.

           The following table sets forth information concerning the Bank's time deposits and other interest-bearing deposits at September 30, 1998.

  Weighted
   Average                                                                                                          Percentage
  Interest                                                                            Minimum                        of Total
    Rate                    Term                          Category                    Amount          Balance        Deposits
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (In thousands)
       --%                  None                    Noninterest-bearing                 $100          $1,704            1.09%

     1.75                   None                    NOW accounts                         100          11,355            7.27
     3.84                   None                    Money Market deposit accounts      2,500          12,657            8.10
     2.50                   None                    Savings accounts                     100          25,669           16.43

                                                          Certificates of Deposit
                                                          -----------------------

     4.03                 3 months                  Fixed term, fixed rate             2,500             281            0.18
     5.10                 6 months                  Fixed term, fixed rate             2,500           8,252            5.28
     5.26                 9 months                  Fixed term, fixed rate             2,500           9,420            6.03
     5.06                 12 months                 Fixed term, fixed rate               500           9,339            5.98
     5.41                 15 months                 Fixed term, fixed rate               500           6,822            4.37
     5.59                 18 months                 Fixed term, fixed rate               500          10,943            7.00
     5.40                 24 months                 Fixed term, fixed rate               500           4,297            2.75
     5.82                 30 months                 Fixed term, fixed rate               500          12,863            8.23
     5.30                 36 months                 Fixed term, fixed rate               500           2,674            1.71
     5.50                 48 months                 Fixed term, fixed rate               500           4,864            3.11
     6.10                 60 months                 Fixed term, fixed rate               500          15,337            9.82
     5.50               IRA 18 months               Fixed term, fixed rate             1,000           3,620            2.32
     5.29               IRA 36 months               Fixed term, fixed rate             1,000             232            0.15
     6.01               IRA 60 months               Fixed term, fixed rate             1,000           3,655            2.34
     4.99               IRA 12 months               Fixed term, adjustable rate          500           6,938            4.44
  Various                  Various                  Jumbo certificates               100,000           5,313            3.40
                                                                                                    --------         -------
                                                                                                    $156,235          100.00%
                                                                                                    ========         =======


     Deposit Flow. The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.


                                                                               At September 30,
                                        --------------------------------------------------------------------------------------------

                                                      1998                               1997                          1996
                                        --------------------------------------------------------------------------------------------

                                                    Percent      Increase              Percent     Increase                Percent
                                         Amount     of Total    (Decrease)   Amount    of Total   (Decrease)    Amount    of Total
                                        --------   ----------  ------------ --------  ---------- ------------  ---------  ----------
                                                                              (Dollars in thousands)
Noninterest-bearing .................   $  1,704      1.09%     $    688    $  1,016     0.68%     $    567    $    449      0.30%
NOW checking ........................     11,355      7.27         2,783       8,572     5.77           (41)      8,613      5.83
Regular savings .....................     25,669     16.43          (314)     25,983    17.48        (1,890)     27,873     18.86
Money market deposit ................     12,657      8.10         2,963       9,694     6.52           952       8,742      5.91
Certificates which mature(1):
  Within 1 year .....................     71,266     45.61         8,203      63,063    42.42         4,924      58,139     39.33
  After 1 year, but within 3 years ..     26,835     17.18        (9,538)     36,373    24.47         3,799      32,574     22.04
  Certificate maturing thereafter ...      6,749      4.32         2,778       3,971     2.67        (7,463)     11,434      7.73
                                        --------    ------      --------    --------   ------      --------    --------    ------
    Total ...........................   $156,235    100.00%     $  7,563    $148,672   100.00%     $    848    $147,824    100.00%
                                        ========    ======      ========    ========   ======      ========    ========    ======


-------------------------------
(1) At September 30, 1998, 1997 and 1996, jumbo certificates amounted to $5.3 million, $5.0 million and $4.7 million, respectively.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1998. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates.


                   Maturity Period                            Amount
              ------------------------------------     ----------------------
                                                       (Dollars in thousands)

              Three months or less ...............            $2,198
              Over 3 through 6 months ............             1,264
              Over 6 through 12 months ...........               734
              Over 12 months .....................             1,117
                                                              ------
                         Total ...................            $5,313
                                                              ======


     Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

                                             Year Ended September 30,
                               ------------------------------------------------
                                 1998                1997                1996
                               --------            --------            --------
                                               (In thousands)

3.00 - 3.99% ............      $    471            $    578            $    888
4.00 - 4.99% ............        11,345               7,062              10,839
5.00 - 5.99% ............        77,007              81,184              72,103
6.00 - 6.99% ............        11,192               9,795              13,371
7.00 - 7.99% ............         4,835               4,788               4,930
8.00 - 8.99% ............            --                  --                  16
                               --------            --------            --------
           Total ........      $104,850            $103,407            $102,147
                               ========            ========            ========


     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 1998.


                                                                  Amount Due
                           ----------------------------------------------------------------------------------------
                                              After           After           After
                                              1 Year         2 Years         3 Years
                             Within         But Within      But Within     But Within
                            One Year         2 Years         3 Years         4 Years        Thereafter       Total
                           ----------      ------------    ------------   ------------     ------------     -------
                                                             (Dollars in thousands)
3.00 - 3.99% ........        $   471         $    --          $   --          $   --          $   --       $    471
4.00 - 4.99% ........         11,305              40              --              --              --         11,345
5.00 - 5.99% ........         56,956           9,502           3,991           2,137           4,421         77,007
6.00 - 6.99% ........          2,527           8,457             148              12              48         11,192
7.00 - 7.99% ........              7           4,621              76              --             131          4,835
                             -------         -------          ------          ------          ------       --------
           Total ....        $71,266         $22,620          $4,215          $2,149          $4,600       $104,850
                             =======         =======          ======          ======          ======       ========


     Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.


                                                                  Years Ended September 30,
                                                        --------------------------------------------
                                                          1998              1997              1996
                                                        --------          --------          --------
                                                                       (In thousands)
Beginning balance ..................................    $148,672          $147,824          $151,505
                                                        --------          --------          --------

Net increase (decrease) before interest credited ...       2,386            (4,226)           (8,712)
Interest credited                                          5,177             5,074             5,031
                                                        --------          --------          --------
Net increase (decrease) in deposits ................       7,563               848            (3,681)
                                                        --------          --------          --------

Ending balance .....................................    $156,235          $148,672          $147,824
                                                        ========          ========          ========


     The Bank, like many thrift institutions in the relatively low interest rate environment, has had to compete for depositors' funds with non-traditional deposit vehicles, such as annuities, mutual funds, municipal bonds and other obligations. During the year ended September 30, 1997, the Bank used proceeds from maturing investment securities, principal payments from mortgage-backed and related securities as well as Federal funds sold and overnight deposits, rather than deposits and other borrowings, in order to fund loans. Should further disintermediation occur, management believes that the Bank's borrowing capacity with the FHLB-Des Moines at rates comparable to those associated with the outflow of funds should preclude any significant negative impact on earnings.

     Borrowings. The Bank has the ability to use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1998, the Bank had a borrowing capacity of $79.4 million based on available collateral.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.


                                                                   Years Ended September 30,
                                                     -----------------------------------------------------
                                                       1998                   1997                   1996
                                                     --------               --------               -------
                                                                     (Dollars in thousands)
Maximum balance at any month end ........             $2,200                 $3,000                 $3,500
Average balance .........................              2,049                  2,597                  3,057
Period end balance ......................              1,900                  2,200                  3,000
Weighted average interest rate:
    At end of period ....................               6.32%                  6.22%                  6.00%
    During the period ...................               6.35                   6.20                   6.08


Competition

           The Bank faces intense competition in the attraction of savings deposits (its primary source of lendable funds) and in the origination of loans. Its most direct competition for savings deposits has historically come from other thrift institutions, credit unions and from commercial banks located in its market area. The Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.

The Bank's competition for loans comes principally from other thrift institutions, commercial banks, mortgage banking companies and mortgage brokers.

Personnel

           As of September 30, 1998, the Bank had 78 full-time and 20 part-time employees and seven commissioned loan representatives. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

           The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At September 30, 1998, the Bank's equity investment in its subsidiary was $564,000.


                                   REGULATION

General

           The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Bank and its operations.

Federal Regulation of Savings Associations

           Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

           Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Bank, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. The Bank is in compliance with this requirement with an investment in FHLB-Des Moines stock of $1.4 million at September 30, 1998. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

           Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the BIF and the SAIF. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

           The Bank's accounts are insured by the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -"well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

           Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

           The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

           The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

           Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At September 30, 1998, the Bank's liquidity ratio was 22.65%.

           Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

           A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

           An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

           At September 30, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

           Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

           Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Bank may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Bank may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Bank shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Bank shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

           Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the Bank was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Bank's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Bank's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

           Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

           A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Bank is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

           The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

           Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Bank's regulatory limit on loans to one borrower was $3.8 million. At September 30, 1998, the Bank's largest aggregate amount of loans to one borrower was $541,000.

           Activities of Associations and their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Bank controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

           The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Bank or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

           Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

           Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

           The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

           Community Reinvestment Act. Savings associations are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Savings and Loan Holding Company Regulations

           Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

           Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution,
(iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

           Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the Bank ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                    TAXATION

Federal Taxation

           General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see Note 11 of Notes to Consolidated Financial Statements.

           Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

           The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Bank's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law referred to below that require recapture of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

           Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

           Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

           Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

           Audits. The Bank's federal income tax returns have been audited through the tax year ended September 30, 1994 without material adjustment.

State Taxation

           Missouri Taxation. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.

           The Bank's state income tax returns have not been audited for the past five years.

           Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2. Properties.
-------------------

           The Bank currently conducts its business through five full service banking offices. The following table sets forth information on the Bank's offices as of September 30, 1998.


                                           Year             Net Book            Owned/               Approximate
            Location                      Opened            Value(1)            Leased             Square Footage
--------------------------------         --------          ----------          --------           ----------------
Main Office:                                                      (Dollars in thousands)
12300 Olive Boulevard                      1978              $1,146             Owned                 29,000(4)
St. Louis, Missouri  63141-6434

Branch Offices:
6955 Parker Road at Hwy 367                1968                  88            Leased(2)               2,000
Florissant, Missouri 63033-5398

3760 South Grand Avenue                    1967                 661             Owned                  3,500
St. Louis, Missouri  63118-3487

4225 Bayless Road                          1971                  77            Leased(3)               2,000
St. Louis, Missouri 63123-7500

10756 Sunset Hills Plaza                   1996                 133            Leased(5)               2,400
St. Louis, Missouri 63127-1207


---------------------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Lease expires on November 30, 1998. Note: Relocated to 199 Jamestown Mall in October 1998.
(3)  Lease expires on May 31, 2002.
(4)  3,656 square feet of which is leased to outside tenants.
(5)  Lease expires on July 9, 2001.


Item 3. Legal Proceedings.
--------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
         Matters.
         --------

     The information required by this item is incorporated herein by reference to the section captioned "Common Stock Information" in the Annual Report to Stockholders.

Item 6. Selected Financial Data.
--------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial Information" in the Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations.
        --------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations- Market Risk Analysis" in the Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Analysis" in the
Annual Report to Stockholders."

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     The financial statements listed in the index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company.

Name                           Age (1)    Position
----                          ---------   -----------

William A. Donius ..........     40       President and Chief Executive Officer
Michael J. Donius ..........     39       Executive Vice President, Chief
                                              Operating Officer and Secretary
Thomas F. Hack .............     54       Chief Financial Officer and Treasurer

     The following table sets forth certain information regarding executive officers of the Bank

 Name                        Age (1)     Position
 ----                        -------     --------

William A. Donius              40        President, Chief Executive
                                           Officer and Director
Michael J. Donius              39        Executive Vice President,
                                           Chief Operating Officer
                                           and Director
Thomas F. Hack                 54        Chief Financial Officer,
                                           Treasurer and Director
Beverly M. Kelley              57        Senior Vice President
Michael G. Flaton              50        Vice President
Victoria A. Konopka (2)        53        Vice President
M. Brad Condon                 49        Chief Lending Officer

--------------
(1) As of September 30, 1998.
(2) Ms. Konopka retired in the fall of 1998. A successor has been identified to assume her responsibilities.

Biographical Information

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his or her current occupation for the last five years. There are no family relationships among the executive officers except that William and Michael Donius are brothers.

     William A. Donius has served as President of the Bank since December 1, 1997. He previously served as Senior Vice President from February 1997 to December 1997, as Vice President from April 1995 to February 1997, and as Director of Marketing from July 1992 to April 1995.

     Michael J. Donius joined the Bank in 1988 and has served as Executive Vice President and Chief Operating Officer since 1993 and as Secretary since 1994. Prior to assuming his current positions, Mr. Donius served the Bank in various capacities, including Vice President in charge of compliance and CRA.

     Thomas F. Hack joined the Bank in 1967 and has served as the Treasurer since 1974 and as the Chief Financial Officer since 1993.

     Beverly M. Kelley joined the Bank in 1966 and became Senior Vice President in 1977.

     Michael G. Flaton joined the Bank in 1975 and has served as Vice President of Savings since 1985.

     Victoria A. Konopka joined the Bank in 1969 and has served as Vice President of Human Resources since 1994.

     M. Brad Condon joined the Bank in 1998 as Chief Lending Officer. From 1985 until joining the Bank, he served as Senior Vice President of Magna Group, Inc.

     The information contained under the section captioned "Proposal I--Election of Directors" contained in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.
--------------------------------

     The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (c)  Changes in Control

          The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated by reference.

                                     PART V

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          Independent Auditors' Report

          Consolidated Statements of Financial Condition at September 30, 1998 and 1997

          Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

     2.   Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

     3. Exhibits

     The exhibits listed below are filed as part of this report or are incorporated by reference herein.

        Exhibit
        Number
        ------

         3.1  Certificate of Incorporation of Pulaski Financial Corp.*
         3.2  Bylaws of Pulaski Financial Corp.*
         4.0  Form of Certificate for Common Stock*
        10.1  Employment Agreement with William A. Donius
        10.2  Employment Agreement with Thomas F. Hack
        10.3  Employment Agreement with Michael J. Donius
        10.4  Severance Agreement with M. Brad Condon
        10.5  Severance Agreement with Beverly M. Kelley
        13.0  Annual Report to Stockholders
        21.0  Subsidiaries of Pulaski Financial Corp.
        27.0  Financial Data Schedule

        ---------------
        * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                              Conformed Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pulaski Financial Corp.
                                        (Registrant)

                                        /s/ William A. Donius
                                        ----------------------------------------
                                        William A. Donius
                                        President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                             TITLE                                    DATE
----                             -----                                    ----
/s/ William A. Donius            President and Chief Executive            December 29, 1998
----------------------------     Officer
William A. Donius                (principal executive officer)


/s/ Thomas F. Hack               Chief Financial Officer,                 December 29, 1998
----------------------------     Treasurer and Director
Thomas F. Hack                   (principal financial and accounting
                                 officer)


/s/ Michael J. Donius            Executive Vice President, Chief          December 29, 1998
----------------------------     Operating Officer, Secretary and
Michael J. Donius                Director



/s/ Robert A. Ebel               Director                                 December 29, 1998
----------------------------
Robert A. Ebel


/s/ E. Douglas Britt             Director                                 December 29, 1998
----------------------------
E. Douglas Britt


/s/ Garland A. Dorn              Director                                 December 29, 1998
----------------------------
Garland A. Dorn


/s/ Dr. Edward J. Howenstein     Director                                 December 29, 1998
----------------------------
Dr. Edward J. Howenstein
