Form 10-Q
period 1998-12-31
PULASKI FINANCIAL CORP
filed 1999-02-16
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1998
                               --------------------------------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________


              Pulaski Financial Corp. - Commission File No. 0-24571
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    43-1816913
---------------------------------------        ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)

        12300 Olive Boulevard
         St. Louis, Missouri                              63141-6434
---------------------------------------        ---------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                         No
                       -----                           -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at February 1, 1999
    -----------------------------              ---------------------------------
Common Stock, par value $.01 per share                 3,965,503 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                               DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                          Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheets at December 31, 1998 and
              September 30, 1998 (Unaudited)                                                1

            Consolidated Statements of Income and Comprehensive Income for
              the Three Months Ended December 31, 1998 and 1997 (Unaudited)                 2

            Consolidated Statement of Stockholders' Equity for the Three Months Ended
              December 31, 1998 (Unaudited)                                                 3

            Consolidated Statements of Cash Flows for the Three Months Ended
              December 31, 1998 and 1997 (Unaudited)                                       4-5

            Notes to Unaudited Consolidated Financial Statements (Unaudited)                6

Item 2.   Management's Discussion and Analysis of Operations                               7-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14-17


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 18

Item 2.   Changes in Securities and Use of Proceeds                                         18

Item 3.   Defaults Upon Senior Securities                                                   18

Item 4.   Submission of Matters to a Vote of Security-Holders                               18

Item 5.   Other Information                                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                                  19

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND SEPTEMBER 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 December 31,   September 30,
                                                                                                     1998            1998
ASSETS

Cash and amounts due from depository institutions                                                $  3,588,204    $  3,047,328
Federal funds sold and overnight deposits                                                          13,000,000
                                                                                                 ------------    ------------
           Total cash and cash equivalents                                                         16,588,204       3,047,328

Investment securities available for sale, at market value                                           1,743,626       2,235,133
Investments in debt securities held to maturity (market value, $18,536,818
  and $19,026,432, at December 31 and September 30, 1998, respectively)                            18,463,829      18,923,006
Mortgage-backed and related securities held to maturity (market value,
  $5,220,044 and $5,683,829 at December 31 and September 30, 1998, respectively)                    4,966,328       5,412,117
Mortgage-backed and related securities available for sale, at market value                          1,435,950       1,488,267
Loans held for sale                                                                                17,965,244      13,442,421
Loans receivable, net of allowance for loan losses of $796,039 and
  $762,688 at December 31 and September 30, 1998, respectively                                    148,818,341     141,769,058
Federal Home Loan Bank stock - at cost                                                              1,423,000       1,423,000
Real estate acquired in settlement of loans, net of allowance for losses of
  $16,486 and $18,640 at December 31 and September 30, 1998, respectively                              93,419         105,628
Premises and equipment - net                                                                        2,102,518       2,105,293
Accrued interest receivable:
  Investment securities                                                                               230,542         224,513
  Mortgage-backed securities                                                                           44,509          48,584
  Loans                                                                                               925,742         907,695
  Other                                                                                                 1,643
Other assets                                                                                        1,751,465       2,076,332
                                                                                                 ------------    ------------
TOTAL                                                                                            $216,554,360    $193,208,375
                                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                       $157,136,612    $156,235,348
  Stock subscriptions                                                                                               5,129,497
  Advances from Federal Home Loan Bank of Des Moines                                                4,900,000       1,900,000
  Advance payments by borrowers for taxes and insurance                                               948,640       3,185,605
  Accrued interest payable                                                                              6,752         262,600
  Other liabilities                                                                                 1,968,492       1,282,666
                                                                                                 ------------    ------------
              Total liabilities                                                                   164,960,496     167,995,716
                                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or
    outstanding                                                                                             -               -
  Common stock - $.01 par value per share, authorized 25,000,000 shares; 3,965,503 shares
    issued and outstanding at December 31, 1998                                                        39,655
  Common stock - $1.00 par value per share, authorized 25,000,000 shares;
    2,105,840 issued and outstanding at September 30, 1998                                                          2,105,840
  Additional paid-in capital                                                                       35,615,042       5,258,418
  Unearned MRDP shares                                                                                (59,800)        (73,600)
  Unearned ESOP shares                                                                             (2,288,807)
  Accumulated other comprehensive income                                                               10,726          14,520
  Retained earnings                                                                                18,277,048      17,907,481
                                                                                                 ------------    ------------
              Total stockholders' equity                                                           51,593,864      25,212,659
                                                                                                 ------------    ------------
TOTAL                                                                                            $216,554,360    $193,208,375
                                                                                                 ============    ============

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    1998             1997
INTEREST INCOME:
  Loans                                                                          $3,085,542       $2,951,653
  Investment securities                                                             288,654          225,873
  Mortgage-backed and related securities                                            130,512          130,233
  Other                                                                             120,036          123,115
                                                                                 ----------       ----------
           Total interest income                                                  3,624,744        3,430,874
                                                                                 ----------       ----------

INTEREST EXPENSE:
  Deposits                                                                        1,741,092        1,746,178
  Advances from Federal Home Loan Bank of Des Moines                                 69,440           34,996
  Stock subscriptions                                                                46,010
                                                                                 ----------       ----------
           Total interest expense                                                 1,856,542        1,781,174
                                                                                 ----------       ----------

NET INTEREST INCOME                                                               1,768,202        1,649,700

PROVISION FOR LOAN LOSSES                                                            39,582           79,897
                                                                                 ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               1,728,620        1,569,803
                                                                                 ----------       ----------

OTHER INCOME:
  Service charges on deposit accounts                                                87,988           20,889
  Gains on sales of loans                                                           231,368          138,710
  Insurance commissions                                                              70,908           41,647
  Other                                                                             112,370           90,795
                                                                                 ----------       ----------
           Total other income                                                       502,634          292,041
                                                                                 ----------       ----------

OTHER EXPENSES:
  Advertising                                                                       104,590           78,278
  Salaries and employee benefits                                                    796,425          638,496
  Occupancy and equipment expense                                                   254,920          193,598
  Federal insurance premiums                                                         23,590           24,517
  Outside data processing                                                            72,582           56,935
  Professional services                                                              43,479           30,750
  Other                                                                             157,948          110,397
                                                                                 ----------       ----------
           Total other expenses                                                   1,453,534        1,132,971
                                                                                 ----------       ----------

INCOME BEFORE INCOME TAXES                                                          777,720          728,872

INCOME TAXES                                                                        288,837          255,509
                                                                                 ----------       ----------

NET INCOME                                                                          488,883          473,363

OTHER COMPREHENSIVE INCOME - Unrealized gain on securities (net of
  income taxes of $1,181 and reclassification adjustments of $(1,102))               (3,794)               -
                                                                                 ----------       ----------

COMPREHENSIVE INCOME                                                             $  485,089       $  473,363
                                                                                 ==========       ==========

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Unearned
                                                                Management                   Accumulated
                        Number of                 Additional  Recognition and    Unearned       Other
                         Shares        Common      Paid-In      Development        ESOP     Comprehensive    Retained
                       Outstanding      Stock      Capital      Plan Shares       Shares       Income        Earnings      Total
BALANCE,
 September 30, 1998     2,105,840   $ 2,105,840  $ 5,258,418     $(73,600)     $         -     $14,520     $17,907,481  $25,212,659
                                                                                                                        -----------

Comprehensive income:
 Net income                                                                                                    488,883      488,883
 Change in net
  unrealized gains on
  securities (d)                                                                                (3,794)                      (3,794)
                                                                                                                        -----------
   Total
    comprehensive
    income                                                                                                                  485,089
                                                                                                                        -----------

Dividends (c)                                                                                                 (336,296)    (336,296)

Issuance and exchange
 of common stock as
 a result of
 the conversion
 reorganization (a)(b)  1,859,663    (2,066,185)  30,357,377                    (2,327,600)                              25,963,592

Assets consolidated
 from Pulaski
 Bancshares, M.H.C.                                                                                            216,980      216,980

Release of ESOP shares                                  (753)                       38,793                                   38,040

Amortization of
 management
 recognition and
 development plan
 shares                                                            13,800                                                    13,800
                        ---------   -----------  -----------     --------      -----------     -------     -----------  -----------
BALANCE,
 December 31, 1998      3,965,503   $    39,655  $35,615,042     $(59,800)     $(2,288,807)    $10,726     $18,277,048  $51,593,864
                        =========   ===========  ===========     ========      ===========     =======     ===========  ===========

(a) Includes 635,840 $1.00 par value shares outstanding at December 2, 1998, converted into 1,056,003 $.01 par value exchange shares based on 1.6608 exchange ratio; 2,909,500 $.01 par value shares sold in the subscription and community offering; and the cancellation of $1,470,000 $1.00 par value shares previously held by Pulaski Bancshares, M.H.C.

(b)  232,760 shares purchased by the ESOP.

(c) Dividends of $.09 per share on 3,965,503 outstanding shares less $20,599 attributable to unallocated ESOP shares.

(d) Includes change in unrealized gains of ($2,692) and reclassification adjustment for gains included in income of ($1,102).

See accompanying notes to consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    488,883          $    473,363
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                        87,824                72,438
      Management recognition and development plan stock awards                      13,800                13,800
      ESOP shares committed to be released                                          38,040
      Loan fees, discounts and premiums - net                                      (29,690)              (35,844)
    Deferred taxes                                                                   7,480               (25,526)
    Provision for loan losses                                                       47,714                79,897
    Provision for losses on real estate acquired in settlement of loans             (2,154)                9,526
    Gains on sales of loans                                                       (231,368)             (138,710)
    Originations of loans for sale to correspondent lenders                    (39,959,823)          (22,596,135)
    Proceeds from sales of loans to correspondent lenders                       35,668,368            21,626,087
    Changes in other assets and liabilities                                        302,855            (1,913,606)
                                                                              ------------          ------------
          Net adjustments                                                       (4,056,954)           (2,908,073)
                                                                              ------------          ------------
          Net cash used in operating activities                                 (3,568,071)           (2,434,710)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                    3,251,750             4,575,000
  Purchases of investment securities                                            (2,249,818)           (3,217,049)
  Gain on sale of investments                                                       (1,750)
  Principal payments received on mortgage-backed and related
    securities                                                                     503,062               126,552
  Loan repayments in excess of originations                                     (7,112,372)            1,022,017
  Net additions to premises and equipment                                          (85,049)              (38,223)
                                                                              ------------          ------------
          Net cash (used in) provided by investing activities                   (5,694,177)            2,468,297
                                                                              ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                       2,888,779             3,405,092
  Proceeds of Federal Home Loan Bank advances                                    7,500,000
  Repayment of Federal Home Loan Bank advances                                  (4,500,000)
  Decrease in advance payments by borrowers for taxes
    and insurance                                                               (2,236,965)           (2,338,684)
  Dividends declared on common stock                                              (336,296)             (172,398)
  Common stock issued under stock option plan                                                             24,938
  Issuance of common stock under conversion/reorganization                      19,487,606
                                                                              ------------          ------------
          Net cash provided by financing activities                             22,803,124               918,948
                                                                              ------------          ------------

                                                                     (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 1998                 1997

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     $13,540,876          $  952,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  3,047,328           6,248,294
                                                                              -----------          ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $16,588,204          $7,200,829
                                                                              ===========          ==========

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                                      $ 1,996,940          $2,002,286
    Interest on advances from the Federal Home Loan Bank
      of Des Moines                                                                69,440              34,996
    Income taxes                                                                        -             185,814

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                                  14,363                   -
  Real estate acquired in settlement of loans                                           -              60,311
  Decrease in investments for changes in unrealized gains and losses                4,975                   -

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock:
    Decrease in stock subscriptions                                             5,129,497                   -
    Purchase by ESOP                                                            2,327,600                   -
    Proceeds received from deposit transfers                                    1,987,515                   -

LOANS SECURITIZED                                                                       -           2,650,377

See accompanying notes to the consolidated financial statements.     (Concluded)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary Pulaski Bank, A Federal Savings Bank (the "Bank") and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

    On December 2, 1998, the Company completed the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of
    1.6608 shares for each share of Bank common stock resulting in 3,965,503 shares of common stock of the Company outstanding at the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

    In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31 and September 30, 1998 and the results of its operations for the three month period ended December 31, 1998 and 1997. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Bank for the year ended September 30, 1998 contained in the Company's 1998 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

    Earnings per share for the three months ended December 31, 1998 and 1997 are not applicable due the stock conversion/reorganization which was completed on December 2, 1998.

3.  RECLASSIFICATIONS

    Certain reclassifications have been made to 1997 amounts to conform to 1998 presentation.

                                  * * * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the Company's ability to remedy any computer malfunctions that may result from the advent of the year 2000; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FINANCIAL CONDITION

Total assets at December 31, 1998 were $216.6 million, an increase of $23.4 million from $193.2 million at September 30, 1998. The increase in total assets is primarily attributable to increases in cash and cash equivalents, loans receivable and loans receivable held for sale. The increases are offset by decreases in investment and debt securities.

Loans receivable increased $7 million from $141.8 million at September 30, 1998 to $148.8 million at December 31, 1998. The increase was largely due to a greater volume of consumer loans (primarily auto) made as a result of an effort to increase the Bank's position in this market. Loans held for sale increased from $13.4 million at September 30, 1998 to $18.0 million at December 31, 1998. This increase is due to greater volume of fixed-rate mortgage loan originations and refinances given the current rate environment and borrower preferences towards fixed-rate loans. As it is the Bank's strategy to maintain mostly adjustable rate loans in their portfolio, the majority of mortgage loans originated were held for sale to correspondent lenders.

Cash and cash equivalents increased $13.5 million primarily as a result of proceeds received from the stock offering which was completed on December 2, 1998.

The increase in total assets is partially offset by the sale of $500,000 of investment securities as well as net maturities of investment securities of $459,000 and net prepayments and amortizations of debt securities of $446,000.

Total liabilities at December 31, 1998 were $165.0 million, a decrease of $3.0 million from $168.0 million at September 30, 1998. The decrease in total liabilities is primarily attributable to the redemption of $5.1 million in stock subscriptions related to the stock offering completed in December 1998. Additionally, net disbursements totaling $2.2 million were made from escrow funds held on behalf of others.

These decreases were partially offset by a $3.0 million increase in advances from the Federal Home Loan Bank ("FHLB"), increases in deposits of $900,000 and increases in other liabilities of $686,000. The increase in FHLB advances occurred due to cash needs to fund new loans and to provide for the payment of escrowed real estate taxes. The increase in deposits is related to increased volume of new checking accounts as a result of the continued implementation of the high performance checking program. The increase in other liabilities is a result of a first quarter dividend declared in the amount of $357,000, as well as timing differences of federal income tax payments and miscellaneous other liabilities.

Total stockholders' equity at December 31, 1998 was $51.6 million, an increase of $26.4 million over $25.2 million at September 30, 1998. The large increase is due to the conversion and stock offering completed on December 2, 1998.

NON-PERFORMING ASSETS AND DELINQUENCIES

Loans accounted for on a non-accrual basis amounted to $936,000 at December 31, 1998 as compared to $753,000 at September 30, 1998. The largest non-accrual loan is a participation in a commercial real estate loan that is in bankruptcy for a total of $224,000. The borrower is paying in accordance with the terms of the bankruptcy, and the interest rate has been increased to 11.625% during the period of delinquency. Interest is being recorded only upon the receipt of payments. The remainder of non-accrual loans consists primarily of single-family residential loans. Accruing loans that were contractually past due 90 days or more at December 31, 1998 amounted to $519,000 of which $204,000 were FHA/VA government-insured loans. Real estate acquired in settlement of loans, net of allowance for losses decreased to $93,000 at December 31, 1998 from $106,000 at September 30, 1998, and consisted of single-family residences. The allowance for loan losses was $796,000 at December 31, 1998, or .48% of total loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997:

GENERAL

Net income for the three months ended December 31, 1998 was $489,000, compared to $473,000 for the three months ended December 31, 1997.

INTEREST INCOME

Interest income increased $194,000 for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The increase resulted primarily from an increase in interest on consumer loans of $235,000, as well as an increase of $63,000 in interest on investment securities. These increases are offset by a decrease in interest on mortgage loans of $101,000.

The increase in interest income on consumer loans resulted from an increase in the average balance of consumer loans outstanding from $5.3 million in 1997 to $18.9 million in 1998 with a decrease in the average yield on these loans from 8.93% in 1997 to 7.49% in 1998. The lower average yield on loans is the result of aggressive pricing by the Bank to obtain volume and the general trend of lower interest rates over the last twelve months.

The increase in interest income in investment securities resulted primarily from an increase in the average balance from $16.9 million in 1997 to $20.6 million in 1998 offset by a decrease in the yield on these investments from 5.90% in 1997 to 5.61% in 1998. The decrease in the average yield is a reflection of the rates currently available.

The decrease in interest on mortgage loans resulted from an increase in the average balance from $140.6 million in 1997 to $141.8 million in 1998 which was offset by a decrease in the yield on these loans of 8.06% in 1997 to 7.71% in 1998. The lower average yield on loans is the result of mortgage loan refinancing, payoffs and prepayments on higher rate loans, lower rate repricings on adjustable rate loans and the current market rates.

INTEREST EXPENSE

Interest expense increased $75,000 for the three months ended December 31, 1998 compared to the same period one year ago. The additional expense resulted primarily from increased interest expense of $34,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $2.2 million for the three months ended December 31, 1997 to $4.9 million for the quarter ended December 31, 1998. Offsetting the average balance increase was a decline in the average rate from 6.36% for the quarter ended December 31, 1997 to 5.64% for the quarter ended December 31, 1998. The Bank obtained short-term advances to meet loan fundings and the payment of approximately $3 million of borrowers funds escrowed for annual real estate taxes.

Additional interest expense of $46,000 was incurred during the quarter ended December 31, 1998 as a result of interest payments made on funds received for stock subscriptions. Interest on deposits declined $5,000 for the quarter ended December 31, 1998 compared to the same quarter of the prior year. The average balances increased from $149 million to $160 million but were offset by reduced average rates which declined from 4.67% for the three months ended December 31, 1997 to 4.46% for the three months ended December 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $40,000 for the three months ended
December 31, 1998 compared to $80,000 for the three months ended December 31, 1997. Management of the Bank deemed it necessary to increase the provision for loan losses after considering an increase in total nonperforming loans to $1.5 million at December 31, 1998 from $1.2 million at September 30, 1998. As the Bank's investment in consumer credit loans continues to increase, management believes the additional provision is appropriate and adequate.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. Because management adheres to strict loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

OTHER INCOME

Other income increased $211,000 for the three months ended December 31, 1998 from $292,000 for the three months ended December 31, 1997. The increase in other income is primarily the result of an increase in gains on the sale of loans totaling $93,000. Sales of loans for the three months ended December 31, 1998 were approximately 67% higher than the three months ended December 31, 1997.

Service charges for the three months ended December 31, 1998 increased $67,000 which represents a 321% increase over the corresponding period of the prior year as a result of the growth in checking accounts.

Insurance commissions have increased 70% from $42,000 for the three months ended December 31, 1997 to $71,000 for the three months ended December 31, 1998 primarily as a result of increased sales of annuities.

Miscellaneous other income increased $22,000 primarily as a result of increased late charges and service charges on loans as well as loan modification fees.

OTHER EXPENSES

Other expenses increased $321,000 to $1.5 million for the three months ended December 31, 1998.

The increase was primarily due to increases in compensation expense of $158,000, occupancy and equipment expense of $61,000, advertising expense of $26,000, and other miscellaneous expenses of $48,000.

Compensation expense increased from $638,000 for the three months ended December 31, 1997 to $796,000 for the three months ended December 31, 1998. The increase is the result of increased incentive compensation as a result of the implementation of a performance based compensation system, increased staffing for mortgage and consumer lending, greater use of temporary and part-time staffing and the additional expense of the employees stock ownership plan.

Occupancy and equipment expense increased from $194,000 for the three months ended December 31, 1997 to $255,000 for the three months ended December 31, 1998. The increase is a result of various increased costs, including costs associated with a newly installed ATM machine, revised maintenance agreements, and depreciation charges.

Advertising expense increased from $78,000 for the three months ended
December 31, 1997 to $105,000 for the three months ended December 31, 1998. The increase in advertising expense is a result of costs incurred associated with the continued promotion of the high performance checking account program introduced during the first quarter of the prior year.

Other miscellaneous expenses increased from $110,000 for the three months ended December 31, 1997 to $158,000 for the three months ended December 31, 1998. The increase was due primarily to $11,000 in increased postage, $13,000 in increased telephone expenses, $10,000 in increased organization dues, and $9,000 in increased other loan costs.

INCOME TAXES

The provision for income taxes increased to $289,000 for the three months ended December 31, 1998 from $256,000 for the three months ended December 31, 1997. The increase is primarily attributable to increased levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits (as defined by OTS) and borrowings payable on demand or in one year or less during the proceeding calendar month. Liquid assets for purposes of this ratio include cash and cash equivalents and investment securities and agency-issued collateralized mortgage obligations generally having maturities of less than five years. The Bank attempts to maintain levels of liquidity in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Bank's balance sheet exposure to interest rate risk. For the quarter ended December 31, 1998, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 18.91%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At December 31, 1998, the Bank had outstanding commitments to originate loans of $8.2 million, and commitments to sell loans of $24.7 million. At the same date, certificates of deposit which are scheduled to mature in one year or less totaled $69.0 million. Management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB-Des Moines under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At December 31, 1998, the Bank had approximately $75.6 million available to it under the above-mentioned borrowing arrangement. At December 31, 1998, the Bank had $4.9 million in advances from the FHLB-Des Moines.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one- to four-family conventional residential loans carry a risk-weighted factor of 50%).

At December 31, 1998, the Bank's tangible capital totaled $38.8 million, or 19.1% of adjusted total assets, which exceeded the minimum 1.5% requirement by $35.8 million, or 17.6%. The Bank's core capital at December 31, 1998 totaled $38.8 million, or 19.1% of adjusted total assets, which was approximately $32.7 million, or 16.1% above the minimum requirement of 3%. The Bank's risk-based capital at that date totaled $39.6 million, or 31.6% of risk weighted assets, which is $29.6 million, or 23.6% above the 8% fully phased-in requirement.

                                                                                                 To be Categorized as
                                                                                                  "Well Capitalized"
                                                                                                      Under Prompt
                                                                          For Capital              Corrective Action
                                                Actual                 Adequacy Purposes               Provisions
                                        ----------------------       ----------------------      ----------------------
(Dollars in Thousands)                   Amount        Ratio          Amount        Ratio         Amount        Ratio
As of December 31, 1998:
  Tangible capital (to total assets)     $38,849      19.09 %         $ 3,052       1.50 %          N/A          N/A
  Core capital (to total assets)          38,849      19.09 %           6,103       3.00 %          N/A          N/A
  Total risk-based capital
    (to risk-weighted assets)             39,633      31.62 %          10,029       8.00 %         12,536      10.00 %
  Tier I risk-based capital
    (to risk-weighted assets)             38,849      30.99 %            N/A         N/A            7,522       6.00 %
  Tier I leverage capital (to
    average assets)                       38,849      18.95 %            N/A         N/A           10,250       5.00 %

Year 2000

The Company is a user of computers, computer software and equipment utilizing embedded microprocessors that will be affected by the year 2000 issue. The year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company established a year 2000 committee in 1997 headed by the Senior Vice President. Other members are President, Executive Vice President, and an outside Board member. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role. The plan is comprised of the following phases:

1. Awareness -- Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Company's year 2000 preparedness.

2. Assessment -- Inventory of all technology assets and identification of third-party vendors and service providers. This phase has been completed.

3. Renovation -- Review of vendor and service providers responses to the Company's year 2000 inquiries and development of a follow-up plan and time line. This phase has been completed.

4. Validation -- Testing all systems and third-party vendors for year 2000 compliance. The Company is currently in this phase of its plan. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant.

    The Company's third-party service bureau provided access to their system on November 8, 1998 for the Company to test its upgraded hardware and Local Area Network, and to test all applications the service bureau provides to the Company. The testing of equipment and Local Area Network went extremely well and the Company was able to roll the date on the file server and sign on the Host System that was dated January 3, 2000.

    The Company processed transactions for all applications, Savings, Certificates of Deposit, Mortgage Loans, Consumer Loan, Individual Retirement Accounts, etc. The General Ledger system was also tested and the Company received a file containing all the transactions that were processed during the test. This file was entered into the General Ledger system which posted and merged in the General Ledger balance.

    The Company's item processor will be conducting a test with their service bureau. The Company is also participating in Proxy Testing with their ATM Processor. This testing is scheduled to be complete by March 31, 1999. Other third-party vendors have indicated their compliance. Where it is possible, the Company plans to test third-party vendors for compliance. Where testing is not possible, the Company will rely on certifications from vendors. Testing is scheduled to be completed by March 31, 1999. In the event that testing reveals that the third-party systems are not year 2000 compliant, the Company's service bureau intends to either transfer the Company to other systems that are year 2000 compliant or provide additional resources to resolve the year 2000 issues. Where it is possible to do so, the Company has scheduled testing with these third parties. Where testing is not possible, the Company will rely on certifications from vendors and service providers.

5. Implementation -- Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors.

The Company, as it continues to proceed with its year 2000 readiness plan, makes revisions to the estimated cost to become year 2000 compliant. Currently, the Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $100,000. For year ended September 30, 1998, approximately $58,000 of this amount has been incurred. Approximately $8,000 has been incurred during the three months ended December 31, 1998.
System maintenance or modification costs are being expensed as incurred, including the cost of new hardware, software or other equipment. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

Because the Company is substantially dependent on its computer systems and the computer systems of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company: (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank, and correspondent banks could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of residential mortgages and consumer loans, management believes that year 2000 issues will not impair the ability of the Company's borrowers to repay their debt. The Bank does not have any commercial loans, other than commercial real estate loans, they represent an insignificant percentage of outstanding loans.

There can be no assurances that the Company's year 2000 plan will effectively address the year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or results of operations.

The Bank has developed a contingency plan to mitigate the risks associated with the failure of mission critical systems. The renovation of mission critical items and testing of them has time lines that permit senior management to monitor progress of the plan. In addition, the Bank's regulator OTS continues to monitor our progress. Most recently they completed an exam in January 1999.

We have developed a plan of action to ensure the Bank continues to function capably in the event that the year 2000 date change does not transition as planned for the Bank and its related systems and services.

We have selected one office to act as the central site in the event we do not have full electric power. We have developed an action plan to enable us to be able to continue our core business of taking deposits and loan payments. This plan calls for manual processing of transactions, and may require installation of a generator. The Bank will test this plan by May 31, 1999.

MARKET RISK ANALYSIS

Quantitative Aspects of Market Risk -- The Company does not maintain a trading account for any class of financial instrument nor does the Company engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign currency exchange rate risk or commodity price risk.

The following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by contractual maturity, and the instruments' fair values at December 31, 1998.

                                                                               December 31, 1998
                                          ------------------------------------------------------------------------------------------
                                                                One Year     After Three   After Five             Carrying
                                          Average  Within One      to       Years to Five   Years to    Beyond      Value     Fair
Interest Sensitive Assets                   Rate      Year     Three Years      Years      Ten Years   Ten Years    Total    Value
                                          ------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Loans receivable - net                     7.82 %   $ 51,474     $14,798       $30,908      $30,557     $21,081   $148,818  $152,375
Loans held for sale - net                  6.71 %     17,965                                                        17,965    18,191
Mortgage backed securities - HTM           8.12 %                      7            38          407       4,514      4,966     5,220
Mortgage backed securities - AFS           6.00 %                                             1,420                  1,420     1,436
Investments - HTM                          5.55 %     10,265       6,699         1,500                              18,464    18,537
Investments - AFS                          5.54 %        992         750                                             1,742     1,744
Federal funds/overnight deposits           4.49 %     13,000                                                        13,000    13,000
                                                    --------     -------       -------      -------     -------   --------  --------

    Total interest sensitive assets                 $ 93,696     $22,254       $32,446      $32,384     $25,595   $206,375  $210,503
                                                    ========     =======       =======      =======     =======   ========  ========

Interest Sensitive Liabilities

Checking accounts and money market         2.53 %   $ 29,361     $     -       $     -      $     -     $     -   $ 29,361  $ 29,361
Savings accounts                           2.50 %     25,472                                                        25,472    25,472
Certificate accounts                       5.35 %     68,738      26,032         7,400          133                102,303   103,135
Borrowings                                 5.44 %      3,300         600         1,000                               4,900     5,066
                                                    --------     -------       -------      -------     -------   --------  --------

    Total interest sensitive liabilities            $126,871     $26,632       $ 8,400      $   133     $     -   $162,036  $163,034
                                                    ========     =======       =======      =======     =======   ========  ========

Off Balance Sheet Items

Commitments to extend credit               6.83 %     32,925 (1)

(1) Includes commitments to sell loans of $24,700.

Qualitative Aspects of Market Risk -- The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of certain interest-earning assets and increase the interest rate sensitivity of its asset base. Management has sought to decrease the average maturity of its assets by emphasizing the origination of adjustable-rate residential mortgage loans and consumer loans, all of which are retained by the Company for its portfolio. In addition, long-term, fixed-rate single-family residential mortgage loans are underwritten according to the guidelines of Fannie Mae and Freddie Mac and usually sold for cash in the secondary market. The retention of ARM loans, which reprice at regular intervals, helps to ensure that the yield on the Company's loan portfolio will be sufficient to offset increases in the Company's cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. The Company does not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. The Company relies on retail deposits as its primary source of funds. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

The Company uses interest rate sensitivity analysis to measure its interest rate risk by computing changes in NPV (net portfolio value) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or decrease in market interest rates with no effect given to any steps that management might take to counter the effect of that interest rate movement (see table below). Using data compiled by the OTS, the Company receives a report which measures interest rate risk by modeling the change in NPV (net portfolio value) over a variety of interest rate scenarios. This procedure for measuring interest rate risk was developed by the OTS to replace the "gap" analysis (the difference between interest-earning assets and interest-bearing liabilities that mature or reprice within a specific time period).

                                                             Estimated Change
                                                          in Net Portfolio Value
   Change in Interest Rates                                   (in thousands)
400 basis point rise                                              (4,027)
300 basis point rise                                              (2,167)
200 basis point rise                                                (799)
100 basis point rise                                                (164)
Base scenario                                                          -
100 basis point decline                                              (38)
200 basis point decline                                              387
300 basis point decline                                            1,367
400 basis point decline                                            2,429

The preceding table indicates that at September 30, 1998 (the most recent date made available by the OTS and before completion of stock conversion/ reorganization and change in equity), in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase.

Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations within its region were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 1.  Legal Proceedings:

         Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 2.  Changes in Securities and Use of Proceeds:

         a.  Changes in Securities:  Not applicable.

         b. Use of Proceeds: During the quarter ended December 31, 1998, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

             1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-56465) was August 12, 1998 and the effective date of the post-effective amendment thereto was November 2, 1998.

             2. The offering of securities was not underwritten. Charles Webb & Company, a Division of Keefe, Bruyette & Woods, Inc. acted as marketing agent.

             3. The class of securities registered was common stock, $0.01 par value per share. The aggregate amount of such securities registered was 3,965,503 shares (which includes 1,056,003 shares issued in exchange for securities of the Bank) at an offering price of $10.00 per share. The offering terminated on December 2, 1998 with the sale of 2,909,500 shares at a price of $10.00 per share, as well as the issuance of 1,056,003 shares in exchange for securities of the Bank.

             4. The total offering expenses incurred by the Company were $803,808 none of which were paid directly or indirectly to directors or officers of the Company or their associates.

             5. The net proceeds of the offering were $28,291,192 of which $2,327,600 was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the remaining net proceeds were invested in the subsidiary bank and one-half was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated August 12, 1998 and the related Prospectus Supplement dated November 2, 1998.

Item 3.  Defaults Upon Senior Securities:  Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders:  Not applicable

Item 5.  Other Information:  Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         a.  Exhibits

              3.1   Certificate of Incorporation of Pulaski Financial Corp.*
              3.2   Bylaws of Pulaski Financial Corp.*
             10.1   Employment Agreement with William A. Donius**
             10.2   Employment Agreement with Thomas F. Hack**
             10.3   Employment Agreement with Michael J. Donius**
             10.4   Severance Agreement with M. Brad Condon**
             10.5   Severance Agreement with Beverly M. Kelley**
             27.0   Financial Data Schedule

             ---------------
              * Incorporated by reference from the Form S-1 (Registration
                No. 333-56465), as amended, as filed on June 9, 1998.
             ** Incorporated by reference from the Form 10-K for the fiscal year ended September 30, 1998.

         b. Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PULASKI FINANCIAL CORP.

Date:  February 11, 1999          /s/William A. Donius
       -----------------         ---------------------------------------
                                 William A. Donius
                                 President


Date:  February 11, 1999          /s/Thomas F. Hack
       -----------------         ---------------------------------------
                                 Thomas F. Hack
                                 Chief Financial Officer/Treasurer