Form 10-Q
period 1999-03-31
PULASKI FINANCIAL CORP
filed 1999-05-17
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               -----------------------------------

                                      OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________



             Pulaski Financial Corp. - Commission File No. 0-24571
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 43-1816913
      ------------------------------                ----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

           12300 Olive Boulevard
            St. Louis, Missouri                          63141-6434
  ---------------------------------------           ----------------------
  (Address of principal executive office)                 Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                         No
              ------                             ------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 1, 1999
--------------------------------------          --------------------------
Common Stock, par value $.01 per share                3,965,503 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                                   Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets at March 31, 1999 and
            September 30, 1998 (Unaudited)                                              1

           Consolidated Statements of Income and Comprehensive Income for the
            Three and Six Months Ended March 31, 1999 and 1998 (Unaudited)              2

           Consolidated Statement of Stockholders' Equity for the Six Months Ended
            March 31, 1999 (Unaudited)                                                  3

           Consolidated Statements of Cash Flows for the Six Months Ended
            March 31, 1999 and 1998 (Unaudited)                                       4-5

           Notes to Unaudited Consolidated Financial Statements (Unaudited)           6-7

Item 2.    Management's Discussion and Analysis of Operations                        8-15

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                           16

Item 2.    Changes in Securities and Use of Proceeds                                   16

Item 3.    Defaults Upon Senior Securities                                             16

Item 4.    Submission of Matters to a Vote of Security-Holders                         16

Item 5.    Other Information                                                           16

Item 6.    Exhibits and Reports on Form 8-K                                            16


                        PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND SEPTEMBER 30, 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                March 31,     September 30,
ASSETS                                                                                             1999            1998

Cash and amounts due from depository institutions                                              $    801,314    $  3,047,328
Federal funds sold and overnight deposits                                                        16,700,000
                                                                                               ------------    ------------
           Total cash and cash equivalents                                                       17,501,314       3,047,328

Investment securities available for sale, at market value                                         1,748,125       2,235,133
Investments securities held to maturity, at cost (market value, $14,961,862
  and $19,026,432, at March 31, 1999 and September 30, 1998, respectively)                       14,935,091      18,923,006
Mortgage-backed and related securities held to maturity, at cost (market value,
  $4,777,128 and $5,683,829 at March 31, 1999 and September 30, 1998, respectively)               4,546,654       5,412,117
Mortgage-backed and related securities available for sale, at market value                        1,373,102       1,488,267
Loans receivable held for sale, at lower of cost or market                                       14,304,274      13,442,421
Loans receivable, net of allowance for loan losses at March 31, 1999 and
  September 30, 1998, respectively of $811,760 and $762,688                                     155,367,530     141,769,058
Federal Home Loan Bank stock - at cost                                                            1,501,200       1,423,000
Real estate acquired in settlement of loans, net of allowance for losses of
  $16,983 and $18,640 at March 31, 1999 and September 30, 1998, respectively                        194,951         105,628
Premises and equipment - net                                                                      2,150,058       2,105,293
Accrued interest receivable:
  Investment securities                                                                             214,522         224,513
  Mortgage-backed securities                                                                         40,568          48,584
  Loans                                                                                             996,461         907,695
  Other                                                                                               2,319
Other assets                                                                                      1,696,010       2,076,332
                                                                                               ------------    ------------

TOTAL                                                                                          $216,572,179    $193,208,375
                                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                     $159,843,665    $156,235,348
  Stock subscriptions                                                                                             5,129,497
  Advances from Federal Home Loan Bank of Des Moines                                              1,600,000       1,900,000
  Advance payments by borrowers for taxes and insurance                                           1,685,242       3,185,605
  Accrued interest payable                                                                          235,339         262,600
  Other liabilities                                                                               1,347,586       1,282,666
                                                                                               ------------    ------------
              Total liabilities                                                                 164,711,832     167,995,716
                                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, 1,000,000 shares, authorized; none issued or
    outstanding                                                                                           -               -
  Common stock - $.01 par value per share, 25,000,000 shares authorized; 3,965,503 shares
    issued and outstanding at March 31, 1999                                                         39,655               -
  Common stock - $1.00 par value per share, 20,000,000 shares authorized; 2,105,840 shares
    issued and outstanding at September 30, 1998                                                                  2,105,840
  Additional paid-in capital                                                                     35,641,426       5,258,418
  Unearned MRDP shares                                                                              (46,000)        (73,600)
  Unearned ESOP shares                                                                           (2,250,013)
  Accumulated other comprehensive income                                                              4,789          14,520
  Retained earnings                                                                              18,470,490      17,907,481
                                                                                               ------------    ------------
          Total stockholders' equity                                                             51,860,347      25,212,659
                                                                                               ------------    ------------
TOTAL                                                                                          $216,572,179    $193,208,375
                                                                                               ============    ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------


                                                              Three Months Ended                    Six Months Ended
                                                                  March 31,                             March 31,
                                                            -----------------------              -----------------------
                                                             1999            1998                  1999            1998

INTEREST INCOME:
  Loans                                                     $3,108,274       $2,875,126         $6,193,816       $5,826,780
  Investment securities                                        254,757          194,304            543,411          420,177
  Mortgage-backed and related securities                       118,482          127,543            248,994          257,776
  Other                                                        214,270          165,195            334,306          288,310
                                                            ----------       ----------         ----------       ----------
           Total interest income                             3,695,783        3,362,168          7,320,527        6,793,043

INTEREST EXPENSE:
  Deposits                                                   1,658,577        1,730,568          3,399,669        3,476,746
  Advances from Federal Home Loan Bank of Des                   42,642           34,235            112,082           69,231
   Moines
  Stock subscriptions                                                                               46,010
                                                            ----------       ----------         ----------       ----------
           Total interest expense                            1,701,219        1,764,803          3,557,761        3,545,977
                                                            ----------       ----------         ----------       ----------

NET INTEREST INCOME                                          1,994,564        1,597,365          3,762,766        3,247,066

PROVISION (CREDIT) FOR LOAN LOSSES                              43,832          (10,374)            83,414           69,523
                                                            ----------       ----------         ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                1,950,732        1,607,739          3,679,352        3,177,543
                                                            ----------       ----------         ----------       ----------

OTHER INCOME:
  Service charges on deposit accounts                          116,243           31,650            204,231           52,539
  Gains on sales of loans                                      220,794          233,876            452,162          372,554
  Insurance commissions                                         87,929           40,634            158,837           82,281
  Other                                                         92,224          135,982            204,594          226,777
                                                            ----------       ----------         ----------       ----------
           Total other income                                  517,190          442,142          1,019,824          734,151
                                                            ----------       ----------         ----------       ----------

OTHER EXPENSES:
  Salaries and employee benefits                               852,954          649,941          1,649,379        1,288,406
  Occupancy and equipment expense                              264,382          207,353            519,302          400,951
  Federal insurance premiums                                    25,508           24,150             49,098           48,667
  Outside data processing                                       92,994           62,723            165,576          119,658
  Advertising                                                   96,937           76,640            201,527          154,918
  Professional services                                         76,203          118,629            119,682          149,379
  Other                                                        213,616          128,830            371,564          239,228
                                                            ----------       ----------         ----------       ----------
           Total other expenses                              1,622,594        1,268,266          3,076,128        2,401,207
                                                            ----------       ----------         ----------       ----------

INCOME BEFORE INCOME TAXES                                     845,328          781,615          1,623,048        1,510,487

INCOME TAXES                                                   315,254          278,425            604,091          533,934
                                                            ----------       ----------         ----------       ----------

NET INCOME                                                     530,074          503,190          1,018,957          976,553

OTHER COMPREHENSIVE INCOME - Unrealized (loss)
  on securities (net of income taxes of $2,812 and
   $3,993, respectively)                                        (5,937)               -             (9,731)               -
                                                            ----------       ----------         ----------       ----------

COMPREHENSIVE INCOME                                        $  524,137       $  503,190         $1,009,226       $  976,553
                                                            ==========       ==========         ==========       ==========

NET INCOME PER COMMON SHARE - BASIC                         $     0.14       $      N/M         $      N/M       $      N/M
                                                            ==========       ==========         ==========       ==========

NET INCOME PER COMMON SHARE - DILUTED                       $     0.14       $      N/M         $      N/M       $      N/M
                                                            ==========       ==========         ==========       ==========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

----------------------------------------------------------------------------------------------------------

                                                                                   Unearned
                                                                                  Management
                                                                                 Recognition
                                       Number of                 Additional          and           Unearned
                                        Shares       Common       Paid-In         Development        ESOP
                                      Outstanding     Stock       Capital         Plan Shares       Shares
BALANCE, SEPTEMBER 30, 1998             2,105,840  $ 2,105,840   $ 5,258,418        $(73,600)     $      -
                                       ----------  -----------   -----------        --------      -----------
Comprehensive income:
  Net income                                   -            -             -               -              -

  Change in net unrealized
   gains on securities (c)
    Total comprehensive income


Dividends declared

Issuance and exchange of
 common stock as a result of
 the conversion
 reorganization (a) (b)                 1,859,663   (2,066,185)   30,386,302                       (2,327,600)

Assets consolidated from
 Pulaski Bancshares, M.H.C.

Release of ESOP shares                                                (3,294)                          77,587

Amortization of management
 recognition and development
 plan shares                                                                          27,600
                                       ----------  -----------   -----------        --------      -----------
BALANCE, MARCH 31, 1999                 3,965,503  $    39,655   $35,641,426        $(46,000)     $(2,250,013)
                                       ==========  ===========   ===========        ========      ===========

                                        Accumulated
                                           Other
                                       Comprehensive         Retained
                                          Income             Earnings           Total

BALANCE, SEPTEMBER 30, 1998              $14,520           $17,907,481       $25,212,659
                                         -------           -----------       -----------
Comprehensive income:
  Net income                                  -              1,018,957         1,018,957
  Change in net unrealized
   gains on securities (c)                (9,731)                                 (9,731)
                                                                             -----------
    Total comprehensive income                                                 1,009,226
                                                                             -----------

Dividends declared                                            (672,928)         (672,928)

Issuance and exchange of
 common stock as a result of
 the conversion
 reorganization (a) (b)                                                       25,992,517

Assets consolidated from
 Pulaski Bancshares, M.H.C.                                    216,980           216,980

Release of ESOP shares                                                            74,293

Amortization of management
 recognition and development
 plan shares                                                                      27,600
                                         -------           -----------       -----------

BALANCE, MARCH 31, 1999                  $ 4,789           $18,470,490       $51,860,347
                                         =======           ===========       ===========


(a) Includes 635,840 $1.00 par value shares outstanding at December 2, 1998, converted into 1,056,003, $.01 par value exchange shares based on 1.6608 exchange ratio; 2,909,500, $.01 par value shares sold in the subscription and community offering; and the cancellation of $1,470,000, $1.00 par value shares previously held by Pulaski Bancshares, M.H.C.

(b) 232,760 shares purchased by the ESOP.

(c) Includes change in unrealized gains of ($8,629) and reclassification adjustment for gains included in income of ($1,102).


See accompanying notes to unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

                                                                                1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  1,018,957          $    976,553
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                       172,929               141,055
      Management recognition and development plan stock awards                      27,600                27,600
      ESOP shares committed to be released                                          74,293
      Loan fees, discounts and premiums - net                                      (29,166)              (58,337)
    Deferred taxes                                                                 (40,683)
    Provision for loan losses                                                       83,414                69,523
    Provision for losses on real estate acquired in settlement of
     loans                                                                          14,828                15,998
    Gains on sales of real estate acquired in settlement of loans                   (6,401)
    Originations of loans for sale to correspondent lenders                    (70,810,853)          (58,639,358)
    Proceeds from sales of loans to correspondent lenders                       70,401,162            51,609,255
    Gains on sales of loans                                                       (452,162)             (280,738)
    Gain on sale of investments                                                     (1,750)
    Changes in other assets and liabilities                                         43,827              (204,450)
                                                                              ------------          ------------

          Net adjustments                                                         (522,962)           (7,319,452)
                                                                              ------------          ------------

          Net cash provided by (used in) operating activities                      495,995            (6,342,899)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                    8,550,000            13,545,000
  Purchases of investment securities available for sale                         (4,078,018)           (8,412,722)
  Principal payments received on mortgage-backed and
    related securities                                                             983,205               242,998
  Net (increase) decrease in loans                                             (13,956,206)            5,397,604
  Proceeds from sales of real estate acquired in settlement of loans               113,501                46,103
  Net additions to premises and equipment                                         (217,694)              (65,569)
                                                                              ------------          ------------

          Net cash (used in) provided by investing activities                   (8,605,212)           10,753,414
                                                                              ------------          ------------

                                                                                                        (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------


                                                                               1999                 1998

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                         $ 5,595,832          $ 5,443,321
  Proceeds from Federal Home Loan Bank advances                                 7,500,000
  Repayment of Federal Home Loan Bank advances                                 (7,800,000)            (300,000)
  Decrease in advance payments by borrowers for taxes
    and insurance                                                              (1,500,363)          (1,560,923)
  Dividends declared on common stock                                             (672,928)            (347,254)
  Common stock issued under stock option plan                                                          134,160
  Issuance of common stock under conversion/reorganization                     19,440,662
                                                                              -----------          -----------

          Net cash provided by financing activities                            22,563,203            3,369,304
                                                                              -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      14,453,986            7,779,819

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    3,047,328            6,248,294
                                                                              -----------          -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $17,501,314          $14,028,113
                                                                              ===========          ===========

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                                      $ 3,426,930          $ 3,480,848
    Interest on advances from the Federal Home Loan Bank
      of Des Moines                                                               112,082               69,230
    Income taxes                                                                  501,000              690,814

NONCASH INVESTING ACTIVITIES:
  Real estate acquired in settlement of loans                                     211,251              114,352
  Write-down of real estate owned                                                  14,363                    -
  Decrease in investments for changes in unrealized gains and losses               14,400                    -

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock:
    Decrease in stock subscriptions                                             5,129,497                    -
    Purchase of ESOP                                                            2,327,600                    -
    Proceeds received from deposit transfers                                    1,987,515                    -

LOANS SECURITIZED - Net of profit                                                       -            7,006,517


See accompanying notes to the unaudited consolidated financial statements.                          (Concluded)

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank (the "Bank") and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

   On December 2, 1998, the Company completed the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of
   1.6608 shares for each share of Bank common stock resulting in 3,965,503 shares of common stock of the Company outstanding at the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

   In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 1999 and September 30, 1998 and the results of its operations for the three and six month periods ended March 31, 1999 and 1998. The results of operations for the three-month or six month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Bank for the year ended September 30, 1998 contained in the Company's 1998 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K.

2. EARNINGS PER SHARE

   Basic earnings per share for the three months ended March 31, 1999 was determined by dividing net income for the year by the weighted average number of common shares. The weighted average number of shares used in computing earnings per share was 3,736,665.

   Diluted earnings per share considers the potential dilutive effects of the exercise of the outstanding stock options under the Bank's stock option plan. Applying the treasury stock method to the outstanding stock options results in an additional 6,831 shares to be used in the diluted earnings per share calculation for the three months ended March 31, 1999.

   Earnings per share for the three months ended March 31, 1998 and for the six months ended March 31, 1999 and 1998 are not meaningful due to the stock conversion/reorganization which was completed on December 2, 1998.

3. RECLASSIFICATIONS

   Certain reclassifications have been made to 1998 amounts to conform to 1999 presentation.

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

Financial Condition

Total assets at March 31, 1999 were $216.6 million, an increase of $23.4 million from $193.2 million at September 30, 1998. The increase in total assets is primarily attributable to increases in cash and cash equivalents, and loans receivable, offset by decreases in investment securities.

Loans receivable increased $13.6 million, or 9.6% from $141.8 at September 30, 1998 to $155.4 million at March 31, 1999. The increase is largely due to a greater volume of consumer loans, (primarily auto) made as a result of an effort to increase the Bank's position in this market, and to utilize proceeds from the conversion to a stock holding company.

Cash and cash equivalents increased $14.5 million primarily as a result of proceeds received from the stock offering which was completed on December 2, 1998.

The increase in assets was offset by maturities and redemptions of $4.5 million of investment securities and net repayments and amortizations of mortgage-backed securities of approximately $1.0 million.

Total liabilities at March 31, 1999 were $164.7 million, a decline of $3.3 million, or 2% from the $168 million at September 30, 1998. The decrease in total liabilities is primarily attributable to the refund of $5.1 million in stock oversubscriptions related to the stock offering completed in December 1998, and repayment of $300,000 of Federal Home Loan Bank Advances. Net disbursements totaling $2.2 million were made from escrow funds on behalf of borrowers. These decreases were partially offset by increased deposits of $3.6 million, with most of the growth attributable to checking and money market accounts, $2.4 million and $2.5 million, respectively. The Bank continues its Totally Free Checking campaign, with the number of checking accounts increasing by 1,496, representing a 26% year-to-date gain. Certificate balances declined by $1.7 million over the same period, and savings account balances grew slightly by $0.4 million.

Total stockholders' equity at March 31, 1999 was $51.9 million, an increase of $26.7 million over $25.2 million at September 30, 1998. The large increase is due to the conversion and stock offering completed December 2, 1998.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis amounted to $816,000 at March 31, 1999 as compared to $753,000 at September 30, 1998. The largest non-accrual loan is a participation in a commercial real estate loan that is in bankruptcy for a total of $218,000. The borrower is paying in accordance with the terms of the bankruptcy, and the interest rate has been increased to 11.625% during the period of delinquency. Interest income is being recorded upon the receipt of payments. This loan was subsequently repaid in full during April 1999. The remainder of non-accrual loans consist primarily of single-family residential loans.

Accruing loans that were contractually past due 90 days or more at March 31, 1999 amounted to $819,000 of which $410,000 were FHA/VA government-insured loans. The allowance for loan losses was $812,000 at March 31, 1999, or .48% of total loans. Real estate acquired in settlement of loans, net of allowance for losses, increased from $106,000 at September 30, 1998 to $195,000 at March 31, 1999, and consisted of one to four family residences.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

All trends for the three month periods ended March 31, 1999 and 1998 are reflective of the trends for the six month periods ended March 31, 1999 and 1998, in all material respects, unless otherwise noted.

General

Net income for the three months ended March 31, 1999 was $530,000, compared to $503,000 for the three months ended March 31, 1998.

Interest Income

Interest income increased $334,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase resulted primarily from an increase in interest on consumer loans of $302,000, as well as an increase of $60,000 in interest on investment securities, and $49,000 increase in interest on investment in overnight funds. These increases are offset by a decrease in interest on mortgage loans of $68,000.

The increase in interest income on consumer loans resulted from an increase in the average balance of consumer loans outstanding from $7 million for the quarter ended March 31, 1998 to $23.9 million for the March 31, 1999 quarter, offset by a decrease in the average yield on these loans from 8.35% in 1998 to 7.35% for the March 1999 quarter. The lower average yield on consumer loans is the result of aggressive pricing by the Bank to obtain volume and in response to competitive pricing of this product.

Interest income on mortgage loans decreased as a result of the decrease in the average yield on mortgage loans, from 7.98% for the quarter ended March 31, 1998 to 7.58% for the quarter ended March 31, 1999. The lower average yield on mortgage loans is the result of mortgage loan refinancing payoffs and prepayments of higher-rate loans, lower rate repricings on adjustable rate loans, and the currently prevailing market rates for new loan originations. Offsetting the decline in the average yield, the average balance increased from $136.9 million in March 1998 to $140.8 million in March of 1999.

The increase in interest income in investment securities resulted primarily from an increase in the average balance from $14.6 million in 1998 to $18.4 million in 1999, but was offset by a decrease in the yield from 6.17% for the quarter ended March 31, 1998 to 5.53% for the quarter ended March 31, 1999. The reduced yield reflects the lower rate environment currently available.

Interest income from investment in overnight funds increased as a result of the average balance change. The average balance for the March 1998 quarter was $12.2 million, and the average balance for the quarter ended March 31, 1999 was $18.5 million. The average yield declined from 5.38% to 4.64% over the same period. The higher average balance is due to greater anticipated needs for funding of consumer loans, and loans originated for sale to others. The relatively flat yield curve environment during this quarter has provided little incentive for maturity extension of the portfolio.

Interest Expense

Interest expense decreased $64,000 for the three months ended March 31, 1999 compared to the same period one year ago. The decrease is due primarily to reduced interest expense on deposits. The average balance of deposits increased from $151.3 million for the March 1998 quarter, to $155.3 million for the quarter ended March 31, 1999, but was offset by a decrease on the average cost from 4.58% to 4.27%. The Bank's management has adopted a pricing strategy to reduce overall cost of funds, and began implementing the strategy in the March 1999 quarter.

Provision (Credit) for Loan Losses

The provision for loan losses was $44,000 for the three months ended March 31, 1999 compared to a credit of $10,000 for the quarter ended March 31, 1998. Management of the Bank deemed it necessary to increase the provision for loan losses after considering an increase in non-performing loans to $1.6 million at March 31, 1999 from $1.2 million at September 30, 1998. As the Bank's investment in consumer credit loans continues to increase, management believes that additional loss provisions are appropriate.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. Because management believes it adheres to strict loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

Other Income

Other income increased $75,000, or 17% for the three months ended March 31, 1999 from $442,000 for the quarter ended March 31, 1998 to $517,000 currently. The increase in other income is primarily the result of increased service charges on deposits. Quarterly service charge income for March 31, 1999 was $116,000 compared to $32,000 for the March 1998 quarter, for a gain of $84,000. This revenue growth is a result of the greater volume of checking accounts generated by the Bank's High Performance Checking Account Program.

Gains on the sale of loans for the three months ended March 31, 1999 were relatively flat compared to the same period in the preceding year. Gains on the sale of loans were $452,000 for the six months ended March 31, 1999 and represent an increase of $79,000 above the $373,000 recorded for the six months period ended March 31, 1998. Sales of loans were 57% higher than the comparable six-month period in 1998.

Insurance commissions increased from $40,000 for the March 1998 quarter, to $88,000 for the March 1999 quarter. This higher amount of commission is due primarily to increased sales of annuities.

Miscellaneous other income decreased $44,000, from $136,000 for the three months ended March 31, 1998 to $92,000 for the three months ended March 31, 1999. The decline is attributable primarily to reduced loan fees associated with modifications of $17,000 and reduced dividends on stock invested in the Federal Home Loan Bank of Des Moines of $10,000.

Other Expenses

Noninterest expenses increased from $1.3 million for the quarter ended March 31, 1998 to $1.6 million for the March 31, 1999 quarter. The increase was primarily due to a $203,000 increase in compensation expenses, office occupancy and equipment expenses of $57,000, and $85,000 in other expenses.

Compensation expense increased from $650,000 to $853,000 and was the result of increased staffing for mortgage and consumer lending, salary increases, incentive payments as a result of implementation of a "pay for performance" based compensation system, higher health insurance premiums, and the additional expenses associated with an employee stock ownership plan.

Occupancy and equipment expense increased from $207,000 for the quarter ended March 31, 1998 to $264,000 for the quarter ended March 31, 1999, primarily as a result, of increased depreciation expense associated with the purchase and installation of 5 ATMs in the past year, as well as higher maintenance costs on equipment.

Other miscellaneous expenses increased from $129,000 for the three months ended March 31, 1998 to $214,000 for the three months ended March 31, 1999. The increase was primarily due to costs associated with the initiation of home equity loans of $23,000, franchise taxes of $20,000, and loss provisions on properties acquired as a result of foreclosure of $11,000.

Income Taxes

The provision for income taxes increased to $315,000 for the three months ended March 31, 1999 from $278,000 for the three months ended March 31, 1998. The increase is primarily attributable to increased levels of taxable income.

Liquidity and Capital Resources

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits (as defined by OTS) and borrowings payable on demand or in one year or less during the proceeding calendar month. Liquid assets for purposes of this ratio include cash and cash equivalents and investment securities and agency-issued collateralized mortgage obligations generally having maturities of less than five years. The Bank attempts to maintain levels of liquidity in excess of those required by regulation. Maintaining adequate levels of liquidity acts, in part, to reduce the Bank's balance sheet exposure to interest rate risk. For the quarter ended March 31, 1999, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 18.09%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At March 31, 1999, the Bank had outstanding commitments to originate loans of $10.4 million, and commitments to sell loans of $23.1 million. At the same date, certificates of deposit which are scheduled to mature in one year or less totaled $74.5 million. Management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB-Des Moines under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At March 31, 1998, the Bank had approximately $80.0 million available to it under the above-mentioned borrowing arrangement. At March 31, 1999, the Bank had $1.6 million in outstanding advances from the FHLB-Des Moines.

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

At March 31, 1999, the Bank's tangible capital totaled $39.1 million, or 19.2% of adjusted total assets, which exceeded the minimum 1.5% requirement by $36.1 million, or 17.7%. The Bank's core capital at March 31, 1999 totaled $39.1 million, or 19.2% of adjusted total assets, which was approximately $33.0 million, or 16.2% above the minimum requirement of 3%. The Bank's risk-based capital at that date totaled $39.9 million, or 30.1% of risk weighted assets, which is $29.3 million, or 22.1% above the 8% fully phased-in requirement.



                                                                                          To be Categorized as
                                                                                           "Well Capitalized"
                                                                                               Under Prompt
                                                                For Capital                 Corrective Action
                                     Actual                  Adequacy Purposes                 Provisions
                               -------------------           -------------------          ------------------------
(Dollars in Thousands)         Amount        Ratio           Amount        Ratio           Amount         Ratio

As of March 31, 1999:
  Tangible capital (to
    total assets)                $39,108      19.19 %          $ 3,058       1.50 %         N/A           N/A
  Core capital (to total
    assets)                       39,108      19.19 %            6,113       3.00 %         N/A           N/A
  Total risk-based capital
    (to risk-weighted
     assets)                      39,894      30.11 %           10,598       8.00 %        13,247        10.00 %
  Tier I risk-based
   capital (to risk-
   weighted assets)               39,108      29.52 %            N/A          N/A           7,948         6.00 %
  Tier I leverage capital
   (to average assets)            39,108      18.14 %            N/A          N/A          10,780         5.00 %


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

The Company established a year 2000 committee in 1997 headed by the Senior Vice President. Other members are President, Executive Vice President, and an outside Board member. The committee provides periodic reports to the Board of Directors in order to assist the directors in their year 2000 readiness oversight role. The plan is comprised of the following phases:

1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is ongoing, especially as it relates to informing customers of the Company's year 2000 preparedness.

2. Assessment - Inventory of all technology assets and identification of third-party vendors and service providers. This phase has been completed.

3. Renovation - Review of vendor and service providers responses to the Company's year 2000 inquiries and development of a follow-up plan and time line. This phase has been completed.

4. Validation - Testing all systems and third-party vendors for year 2000 compliance. The Company is currently in this phase of its plan. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant.

    The Company's third-party service bureau provided access to their system on November 8, 1998 for the Company to test its upgraded hardware and Local Area Network, and to test all applications the service bureau provides to the Company. The testing of equipment and Local Area Network indicated no problems and the Company was able to roll the date on the file server and sign on the Host System that was dated January 3, 2000.


    The Company processed transactions for all applications, Savings, Certificates of Deposit, Mortgage Loans, Consumer Loans, Individual Retirement Accounts, etc. The General Ledger System was also tested and the Company received a file containing all transactions that were processed during the test. This file was entered into the General Ledger system which posted and merged in the General Ledger balance.

    The Company's item processor will be conducting a test with their service bureau. The Company is also participating in Proxy Testing with their ATM Processor. This test was completed and the results were satisfactory. Other third-party vendors have indicated their compliance. Where it is possible, the Company plans to test third-party vendors for compliance. Where testing is not possible, the Company will rely on certifications from vendors. In the event that testing reveals that the third-party systems are not year 2000 compliant, the Company's service bureau intends to either transfer the Company to other systems that are year 2000 compliant or provide additional resources to resolve the year 2000 issues. Our ATM processor has conducted tests with the various ATM switches. They have had successful test results.

5. Implementation - Replacement or repair of non-compliant technology. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and provide for their implementation. The Company has already implemented a new year 2000 compliant computerized teller system and has verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors.

The Company, as it continues to proceed with its year 2000 readiness plan, makes revisions to the estimated cost to become year 2000 compliant. Currently, the Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year 2000 compliant to be approximately $100,000. For the year ended September 30, 1998, approximately, $58,000 of this amount has been incurred. Approximately $23,500 has been incurred during the six months ended March 31, 1999. System maintenance or modification costs are being expensed as incurred, including the cost of new hardware, software or other equipment. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

Because the Company is substantially dependent on its computer systems and the computer systems of third parties, the failure of these systems to be year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Failure to resolve year 2000 issues presents the following risks to the Company: (1) the Company could lose customers to other financial institutions, resulting in a loss of revenue, if the Company's third-party service bureau is unable to properly process customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank, and correspondent banks could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that year 2000 issues could impair access to their deposit account balances could result in the Company experiencing deposit outflows prior to December 31, 1999; and (4) the Company could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the year 2000 issue, as the extent and longevity of any potential problem cannot be predicted. Because substantially all of the Company's loan portfolio consists of residential mortgage and consumer loans, management believes that year 2000 issues will not impair the ability of the Company's borrowers to repay their debt. The Bank does not have any commercial loans, other than commercial real estate loans, they represent an insignificant percentage of outstanding loans.

There can be no assurance that the Company's year 2000 plan will effectively address the year 2000 issue, that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or results of operations.

The Bank has developed a contingency plan to mitigate the risks associated with the failure of mission critical systems. The renovation of mission critical items and testing of them has time lines that permit senior management to monitor progress of the plan. In addition, the Bank's regulator OTS continues to monitor our progress. Most recently they completed an exam in January 1999.

Management has developed a plan of action to ensure the Bank continues to function capably in the event that the year 2000 date change does not transition as planned for the Bank and its related systems and services.

Management has selected one office to act as the central site in the event we do not have full electric power. Management has developed an action plan to enable us to be able to continue our core business of taking deposits and loan payments. This plan calls for manual processing of transactions, and may require installation of a generator. The Bank will test this plan by May 31, 1999.

Market Risk Analysis

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 1999.

                          PART II - OTHER INFORMATION

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

     b. Use of Proceeds: During the six months ended March 31, 1999, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

         1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-56365) was August 12, 1998 and the effective date of the post-effective amendment thereto was November 2, 1998.

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

         4. The total offering expenses incurred by the Company was $850,752 none of which was paid directly or indirectly to directors or officers of the Company or their associates.

         5. The net proceeds of the offering were $28,244,248 of which $2,327,600 was loaned to the Bank's employee stock ownership plan to purchase stock in the offering. One-half of the remaining net proceeds were invested in the subsidiary bank and one-half was invested in short-term securities. These uses of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated August 12, 1998 and the related Prospectus Supplement dated November 2, 1998.

Item 3.  Defaults Upon Senior Securities:  Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders:  Not applicable

Item 5.  Other Information:  Not applicable

Item 6.  Exhibits and Reports on Form 8-K:  None

                                   SIGNATURES

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PULASKI FINANCIAL CORP.


Date:            May 12, 1999           /S/William A. Donius
         ----------------------------   --------------------
                                        William A. Donius
                                        President


Date:            May 12, 1999           /S/Thomas F. Hack
         ----------------------------   -----------------
                                        Thomas F. Hack
                                        Chief Financial Officer/Treasurer