Form 10-Q
period 1999-06-30
PULASKI FINANCIAL CORP
filed 1999-08-11
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

__________________________________________________

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________



                            Pulaski Financial Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                                    0-24571
                        -------------------------------
                            Commission File Number

                 Delaware                                 43-1816913
-----------------------------------------     ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)               Identification Number)

           12300 Olive Boulevard
            St. Louis, Missouri                           63141-6434
-----------------------------------------     ----------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                                 No  ______
              -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at August 6, 1999
-----------------------------------------     ----------------------------------

Common Stock, par value $.01 per share                 3,774,885 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1999 and
           September 30, 1998 (Unaudited)                                                  1

         Consolidated Statements of Income and Comprehensive Income for the
           Three and Nine Months Ended June 30, 1999 and 1998 (Unaudited)                  2

         Consolidated Statement of Stockholders' Equity for the Nine Months Ended
           June 30, 1999 (Unaudited)                                                       3

         Consolidated Statements of Cash Flows for the Nine Months Ended
           June 30, 1999 and 1998 (Unaudited)                                            4-5

         Notes to Unaudited Consolidated Financial Statements (Unaudited)                  6

Item 2.  Management's Discussion and Analysis of Operations                             8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                16

Item 2.  Changes in Securities and Use of Proceeds                                        16

Item 3.  Defaults Upon Senior Securities                                                  16

Item 4.  Submission of Matters to a Vote of Security-Holders                              16

Item 5.  Other Information                                                                16

Item 6.  Exhibits and Reports on Form 8-K                                                 16

                        PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND SEPTEMBER 30, 1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,     September 30,
ASSETS                                                                                             1999            1998

Cash and amounts due from depository institutions                                              $  2,583,288    $  3,047,328
Federal funds sold and overnight deposits                                                         6,200,000
                                                                                               ------------    ------------
           Total cash and cash equivalents                                                        8,783,288       3,047,328

Investment securities available for sale, at market value                                         3,489,108       2,235,133
Investments securities held to maturity, at cost (market value, $13,209,188
  and $19,026,432, at June 30, 1999 and September 30, 1998, respectively)                        13,221,545      18,923,006
Mortgage-backed and related securities held to maturity, at cost (market value,
  $4,544,670 and $5,683,829 at June 30, 1999 and September 30, 1998, respectively)                4,314,982       5,412,117
Mortgage-backed and related securities available for sale, at market value                       21,747,004       1,488,267
Loans receivable held for sale, at lower of cost or market                                       13,490,050      13,442,421
Loans receivable, net of allowance for loan losses at June 30, 1999 and
  September 30, 1998, respectively of $851,803 and $762,688                                     171,995,434     141,769,058
Federal Home Loan Bank stock - at cost                                                            1,501,200       1,423,000
Real estate acquired in settlement of loans, net of allowance for losses of
  $10,716 and $18,640 at June 30, 1999 and September 30, 1998, respectively                         136,863         105,628
Premises and equipment - net                                                                      2,101,894       2,105,293
Accrued interest receivable                                                                       1,468,292       1,180,792
Other assets                                                                                      1,700,807       2,076,332
                                                                                               ------------    ------------
TOTAL                                                                                          $243,950,467    $193,208,375
                                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                     $160,812,193    $156,235,348
  Stock subscriptions                                                                                             5,129,497
  Advances from Federal Home Loan Bank of Des Moines                                             27,100,000       1,900,000
  Advance payments by borrowers for taxes and insurance                                           2,348,184       3,185,605
  Accrued interest payable                                                                           41,360         262,600
  Other liabilities                                                                               1,629,158       1,282,666
                                                                                               ------------    ------------
              Total liabilities                                                                 191,930,895     167,995,716
                                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, 1,000,000 shares, authorized; none issued or
    outstanding                                                                                           -               -
  Common stock - $.01 par value per share, 25,000,000 shares authorized; 3,972,885 shares
    issued and outstanding at June 30, 1999                                                          39,729               -
  Common stock - $1.00 par value per share, 20,000,000 shares authorized; 2,105,840 shares
    issued and outstanding at September 30, 1998                                                                  2,105,840
  Additional paid-in capital                                                                     35,687,800       5,258,418
  Unearned MRDP shares                                                                              (32,200)        (73,600)
  Unearned ESOP shares                                                                           (2,211,220)
  Accumulated other comprehensive income                                                           (172,855)         14,520
  Retained earnings                                                                              18,708,318      17,907,481
                                                                                               ------------    ------------
          Total stockholders' equity                                                             52,019,572      25,212,659
                                                                                               ------------    ------------
TOTAL                                                                                          $243,950,467    $193,208,375
                                                                                               ============    ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                         Nine Months Ended
                                                                  June 30,                                June 30,
                                                    ----------------------------------------------------------------------------
                                                           1999             1998                   1999              1998
INTEREST INCOME:
  Loans                                                 $3,235,699       $2,821,667          $ 9,429,515         $ 8,648,447
  Investment securities                                    231,066          186,405              774,477             606,583
  Mortgage-backed and related securities                   242,949          123,461              491,943             381,237
  Other                                                    146,052          242,809              480,358             531,119
                                                        ----------       ----------          -----------         -----------
           Total interest income                         3,855,765        3,374,342           11,176,292          10,167,386

INTEREST EXPENSE:
  Deposits                                               1,644,737        1,755,448            5,044,406           5,232,194
  Advances from Federal Home Loan Bank of Des Moines       114,847           30,369              226,930              99,600
  Stock subscriptions                                                                             46,010
                                                        ----------       ----------          -----------         -----------
           Total interest expense                        1,759,584        1,785,817            5,317,346           5,331,794
                                                        ----------       ----------          -----------         -----------

NET INTEREST INCOME                                      2,096,181        1,588,525            5,858,946           4,835,592

PROVISION (CREDIT) FOR LOAN LOSSES                          60,739           63,538              144,153             133,061
                                                        ----------       ----------          -----------         -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            2,035,442        1,524,987            5,714,793           4,702,531
                                                        ----------       ----------          -----------         -----------

OTHER INCOME:
  Service charges on deposit accounts                      142,036           50,161              346,267             102,700
  Gains on sales of loans                                  203,765          261,866              655,926             634,420
  Insurance commissions                                     86,851           79,672              245,688             161,953
  Other                                                    100,434          105,987              305,028             332,764
                                                        ----------       ----------          -----------         -----------
           Total other income                              533,086          497,686            1,552,910           1,231,837
                                                        ----------       ----------          -----------         -----------

OTHER EXPENSES:
  Salaries and employee benefits                           801,771          685,970            2,451,150           1,974,376
  Occupancy and equipment expense                          268,498          216,355              787,799             617,305
  Federal insurance premiums                                23,741           24,450               72,839              73,119
  Outside data processing                                   87,357           63,364              252,933             183,022
  Advertising                                              122,273           69,980              323,800             224,898
  Professional services                                    115,531           40,776              235,213             190,155
  Other                                                    210,859          127,219              582,423             366,446
                                                        ----------       ----------          -----------         -----------
           Total other expenses                          1,630,029        1,228,114            4,706,157           3,629,321
                                                        ----------       ----------          -----------         -----------

INCOME BEFORE INCOME TAXES                                 938,499          794,559            2,561,546           2,305,047

INCOME TAXES                                               363,607          295,817              967,698             829,751
                                                        ----------       ----------          -----------         -----------

NET INCOME                                                 574,892          498,742            1,593,848           1,475,296

OTHER COMPREHENSIVE INCOME - Unrealized
loss on securities available for sale (net of
 income taxes of
  $99,270 and $109,001, respectively)                     (177,644)               -             (187,375)                  -
                                                        ----------       ----------          -----------         -----------

COMPREHENSIVE INCOME                                    $  397,248       $  498,742          $ 1,406,473         $ 1,475,296
                                                        ==========       ==========          ===========         ===========
NET INCOME PER COMMON SHARE - BASIC                     $     0.15       $      N/M          $       N/M         $       N/M
                                                        ==========       ==========          ===========         ===========
NET INCOME PER COMMON SHARE - DILUTED                   $     0.15       $      N/M          $       N/M         $       N/M
                                                        ==========       ==========          ===========         ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   Unearned
                                                                                  Management                      Accumulated
                                         Number of                 Additional   Recognition and    Unearned          Other
                                           Shares      Common        Paid-In      Development        ESOP        Comprehensive
                                        Outstanding     Stock        Capital      Plan Shares       Shares          Income
BALANCE, SEPTEMBER 30, 1998              2,105,840   $ 2,105,840   $ 5,258,418     $(73,600)      $       -        $  14,520
                                         ---------   -----------   -----------     --------       -----------      ---------
Comprehensive income:
  Net income                                   -             -             -            -                 -              -
  Change in net unrealized gains
    on securities(c)                                                                                                (187,375)

       Total comprehensive income


Dividends declared

Issuance and exchange of common
  stock as a result of the
  conversion reorganization (a)(b)       1,860,061    (2,066,181)   30,380,966                     (2,327,600)

Assets consolidated from Pulaski
  Bancshares, M.H.C.

Stock options exercised                      6,984            70        49,873

Release of ESOP shares                                                  (1,457)                       116,380

Amortization of management
  recognition and development
  plan shares                                                                        41,400
                                         ---------   -----------   -----------     --------       -----------      ---------

BALANCE, JUNE 30, 1999                   3,972,885   $    39,729   $35,687,800     $(32,200)      $(2,211,220)     $(172,855)
                                         =========   ===========   ===========     ========       ===========      =========
                                          Retained
                                          Earnings         Total
BALANCE, SEPTEMBER 30, 1998              $17,907,481    $25,212,659
                                         -----------    -----------
Comprehensive income:
  Net income                               1,593,848      1,593,848
  Change in net unrealized gains
    on securities(c)                                       (187,375)
                                                        -----------
       Total comprehensive income                         1,406,473
                                                        -----------

Dividends declared                        (1,009,991)    (1,009,991)

Issuance and exchange of common
  stock as a result of the
  conversion reorganization (a)(b)                       25,987,185

Assets consolidated from Pulaski
  Bancshares, M.H.C.                         216,980        216,980

Stock options exercised                                      49,943

Release of ESOP shares                                      114,923

Amortization of management
  recognition and development
  plan shares                                                41,400
                                         -----------    -----------

BALANCE, JUNE 30, 1999                   $18,708,318    $52,019,572
                                         ===========    ===========

(a) Includes 635,840, $1.00 par value, shares of Pulaski Bank outstanding at December 2, 1998, converted into 1,056,003, $.01 par value, shares of Pulaski Financial Corp. based on 1.6608 exchange ratio; 2,909,500, $.01 par value, shares of Pulaski Financial Corp. sold in the subscription and community offering; and the cancellation of $1,470,000, $1.00 par value, shares of Pulaski Bank previously held by Pulaski Bancshares, M.H.C.

(b) 232,760 shares purchased by the ESOP.

(c) Includes change in unrealized gains of ($186,273) and reclassification adjustment for gains included in income of ($1,102).


See accompanying notes to unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   1,593,848          $  1,475,295
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                       267,581               211,148
      Management recognition and development plan stock awards                      41,400                41,400
      ESOP shares committed to be released                                         114,923
      Loan fees, discounts and premiums - net                                      (18,504)              (91,270)
    Deferred taxes                                                                 (75,580)
    Provision for loan losses                                                      144,153               133,061
    Provision for losses on real estate acquired in settlement of loans             14,828                14,873
    Loss on sales of real estate acquired in settlement of loans                     1,828                 1,626
    Originations of loans for sale to correspondent lenders                   (101,176,629)          (91,338,049)
    Proceeds from sales of loans to correspondent lenders                      101,784,926            91,735,425
    Gains on sales of loans                                                       (655,926)             (634,420)
    Gain on sale of investments                                                     (1,750)
    Changes in other assets and liabilities                                         44,351              (362,939)
                                                                             -------------          ------------

          Net adjustments                                                          485,601              (289,145)
                                                                             -------------          ------------

          Net cash provided by operating activities                              2,079,449             1,186,150
                                                                             -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                   13,201,750            17,010,000
  Purchases of investment securities available for sale                         (8,734,261)          (14,845,219)
  Principal payments received on mortgage-backed and
    related securities                                                           1,281,820               482,712
Purchases of mortgage-backed and related securities                            (20,713,884)                    0
  Net (increase) decrease in loans                                             (30,793,912)            1,464,253
  Proceeds from sales of real estate acquired in settlement of loans               271,627                83,001
  Net additions to premises and equipment                                         (264,182)             (335,665)
                                                                             -------------          ------------

          Net cash (used in) provided by investing activities                  (45,751,042)            3,859,082
                                                                             -------------          ------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  1999                  1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                    $   6,564,360          $  7,762,210
  Proceeds from Federal Home Loan Bank advances                                  35,000,000
  Repayment of Federal Home Loan Bank advances                                   (9,800,000)             (300,000)
  Decrease in advance payments by borrowers for taxes
    and insurance                                                                  (837,421)             (827,235)
  Dividends declared on common stock                                             (1,009,991)             (522,109)
  Common stock issued under stock option plan                                        49,943               135,690
  Issuance of common stock under conversion/reorganization                       19,440,662
                                                                              -------------          ------------

          Net cash provided by financing activities                              49,407,553             6,248,556
                                                                              -------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         5,735,960            11,293,788

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      3,047,328             6,248,294
                                                                              -------------          ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   8,783,288          $ 17,542,082
                                                                              =============          ============
ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest on deposits                                                      $   5,265,646          $  5,453,839
    Interest on advances from the Federal Home Loan Bank
      of Des Moines                                                                 226,930                99,600
    Income taxes                                                                    721,000               895,814

NONCASH INVESTING ACTIVITIES:
  Real estate acquired in settlement of loans                                       319,518               112,360
  Decrease in investments for changes in unrealized gains and losses               (296,376)                    -

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock:
    Decrease in stock subscriptions                                               5,129,497                     -
    Purchase of ESOP                                                              2,327,600                     -
    Proceeds received from deposit transfers                                      1,987,515                     -

  See accompanying notes to the unaudited consolidated financial statements.
                                                                     (Concluded)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank (the "Bank"), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 1999 and September 30, 1998 and the results of its operations for the three and nine month periods ended June 30, 1999 and 1998. The results of operations for the three-month or nine month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Bank for the year ended September 30, 1998 contained in the Company's 1998 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K.

2.   EARNINGS PER SHARE

     Basic earnings per share for the three months ended June 30, 1999 was determined by dividing net income for the year by the weighted average number of common shares. The weighted average number of shares used in computing earnings per share was 3,743,244.

     Diluted earnings per share considers the potential dilutive effects of the exercise of the outstanding stock options under the Company's stock option plan. Applying the treasury stock method to the outstanding stock options results in an additional 16,716 shares to be used in the diluted earnings per share calculation for the three months ended June 30, 1999.

     Earnings per share for the three months ended June 30, 1998 and for the nine months ended June 30, 1999 and 1998 are not meaningful due to the stock conversion/reorganization which was completed on December 2, 1998.

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

Financial Condition

Total assets at June 30, 1999 were $243.9 million, an increase of $50.7 million or 26% from $193.2 million at September 30, 1998. The increase in total assets is primarily attributable to increases in cash and cash equivalents, mortgage-backed securities, and loans receivable, offset by decreases in investment securities.

Loans receivable increased $30.2 million, or 21% from $141.8 at September 30, 1998 to $172.0 million at June 30, 1999. The increase is largely due to a greater volume of consumer loans, (primarily auto) made as a result of an effort to increase the Bank's position in this market, and to utilize proceeds from the conversion to a stock holding company.

Cash and cash equivalents increased $5.8 million primarily as a result of proceeds received from the stock offering, which was completed on December 2, 1998.

Mortgage-backed securities increased $19.2 million, or 278% from $6.9 million at September 30, 1998 to $26.1 million at June 30, 1999. The increase is due to implementation of a $20 million leverage strategy utilizing borrowings from the Federal Home Loan Bank to fund investment in Mortgage Backed Securities. The increase in assets was offset by maturities and redemptions of $4.4 million of investment securities.

Total liabilities at June 30, 1999 were $191.9 million, an increase of $23.9 million, or 14% from the $168.0 million at September 30, 1998. The increase in total liabilities is primarily attributable to the increase in borrowings from the Federal Home Loan Bank of Des Moines. Borrowings increased from $1.9 million at September 30, 1998 to $27.1 million at June 30, 1999 and were used to purchase Mortgage Backed Securities. Deposits increased $4.6 million, or 3% from $156.2 million at September 30, 1998 to $160.8 million at June 30, 1999. Most of the growth in deposits is attributable to checking and money market accounts, which grew $3.6 and $3.1 million respectively. The Bank continues its High Performance Checking Account Program, with the number of checking and money market accounts increasing 2,345 or 41% over the last 9 months. Savings accounts grew slightly by $391,000 over the same period, and certificate balances declined $2.5 million.

These increases in liabilities were partially offset by a refund of $5.1 million in stock oversubscriptions related to the stock offering completed in December 1998.

Total stockholders' equity at June 30, 1999 was $52.0 million, an increase of $26.8 million over $25.2 million at September 30, 1998. The large increase is due to the conversion and stock offering completed December 2, 1998.

Pulaski Financial Corp has received regulatory approval to repurchase in the open market up to 15% of its outstanding shares of common stock or up to 594,885 shares. A repurchase of 5%, or 198,000 shares, of outstanding shares was completed on August 3, 1999 at an average price of $11.73 per share. Additional repurchases under this approval authority will be considered from time to time subject to market conditions.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis amounted to $285,000 at June 30, 1999 as compared to $753,000 at September 30, 1998. The non-accrual loans consist primarily of single-family residential loans.

Accruing loans that were contractually past due 90 days or more at June 30, 1999 amounted to $632,000 of which $225,000 were FHA/VA government-insured loans.
The allowance for loan losses was $852,000 at June 30, 1999, or .46% of total loans. Real estate acquired in settlement of loans, net of allowance for losses, increased from $106,000 at September 30, 1998 to $137,000 at June 30, 1999, and consisted of single family residences.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

All trends for the three month periods ended June 30, 1999 and 1998 are reflective of the trends for the nine month periods ended June 30, 1999 and 1998, in all material respects, unless otherwise noted.

General

Net income for the three months ended June 30, 1999 was $575,000, compared to $499,000 for the three months ended June 30, 1998.

INTEREST INCOME

Interest income increased $481,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase resulted primarily from an increase in interest on consumer loans of $386,000, as well as an increase of $119,000 in interest on mortgage-backed securities, an increase in income from investment securities of $45,000, and $28,000 increase in interest on mortgage loans. These increases are offset by a decrease in interest on overnight funds of $97,000.

The increase in interest income on consumer loans resulted from an increase in the average balance of consumer loans outstanding from $8.6 million for the quarter ended June 30, 1998 to $30.5 million for the June 30, 1999 quarter, offset by a decrease in the average yield on these loans from 8.23% in 1998 to 7.38% for the June 1999 quarter. The lower average yield on consumer loans is the result of aggressive pricing by the Bank to obtain volume and in response to lower interest rate trends over the period.

Interest income on mortgage loans increased as a result of the increase in the average balance on mortgage loans, from $132.9 million for the quarter ended June 30, 1998 to $144.6 million for the quarter ended June 30, 1999. The increase in the average balance was offset by a decrease in the average yield on mortgage loans, from 7.96% for the quarter ended June 30, 1998 to 7.39% for the quarter ended June 30, 1999. The lower average yield on mortgage loans is the result of mortgage loan refinancing payoffs and prepayments of higher-rate loans, lower rate repricings on adjustable rate loans, and the currently prevailing market rates for new loan originations.

Interest income on mortgage-backed securities increased as a result of the $20 million investment made in these types of securities during the June 1999 quarter. The increase in interest income in investment securities resulted primarily from an increase in the average balance from $14.9 million in 1998 to $17.1 million in 1999, but was offset by a decrease in the yield from 5.67% for the quarter ended June 30, 1998 to 5.39% for the quarter ended June 30, 1999. The reduced yield reflects the lower rate environment currently available.

Interest income from investment in overnight funds decreased as a result of lower average balances. The average balance for the June 30, 1998 quarter was $17.9 million, and the average balance for the quarter ended June 30, 1999 was $12.5 million. The average yield declined from 5.43% to 4.66% over the same period. The decline in average balance is the result of re-investment of overnight funds into higher earning assets, primarily loans. The reduced average yield is the result of lower short-term rates in effect over the last 9 months.

Interest Expense

Interest expense decreased $26,000 for the three months ended June 30, 1999 compared to the same period one year ago. The decrease is due primarily to reduced interest expense on deposits, partially offset by increased interest on FHLB advances.

The average balance of deposits increased from $155.0 million for the June 1998 quarter, to $158.4 million for the quarter ended June 30, 1999, but was offset by a decrease on the average cost from 4.53% to 4.15%. Management has adopted a pricing strategy to reduce the overall cost of funds, and began implementing the strategy in the March 1999 quarter.

The average balance of FHLB advances increased from $1.9 million for the June 1998 quarter, to $7.9 million for the quarter ended June 30, 1999. This increase in average balance was partially offset by a decrease in the average cost from 6.32% to 5.82%.

Provision for Loan Losses

The provision for loan losses was $61,000 for the three months ended June 30, 1999 compared to a provision of $64,000 for the quarter ended June 30, 1998. Management deemed it necessary to increase the provision for loan losses this quarter after considering the increase in the higher risk consumer loan portfolio. As the investment in consumer credit loans continues to increase, management believes that additional loss provisions are appropriate.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. Because management believes it adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels. Consumer loans are generally considered to carry a greater inherent risk of loss than residential mortgage loans. Accordingly, the Bank may experience higher delinquency or loss levels in future periods as a result of the significant growth in the consumer loan portfolio.

Other Income

Other income increased $35,000, or 7% for the three months ended June 30, 1999 from $498,000 for the quarter ended June 30, 1998 to $533,000 for the quarter ended June 30, 1999. The increase in other income is primarily the result of increased service charges on deposits. Quarterly service charge income for June 30, 1999 was $142,000 compared to $50,000 for the June 1998 quarter, a gain of $92,000. This revenue growth is a result of the greater volume of checking accounts generated by the Bank's High Performance Checking Account Program.

Gains on the sale of loans for the three months ended June 30, 1999 decreased $58,000 compared to the June 1998 quarter, as a result of an 18% decrease in volume. Gains on loan sales for the nine- month period ended June 30, 1999 increased $21,000 over the same nine- month period ended June 30, 1998.

Insurance commissions, earned by the Bank's subsidiary, increased slightly, from $80,000 for the June 1998 quarter, to $87,000 for the June 1999 quarter. This higher amount of commission is due primarily to increased sales of annuities. Income for the nine- month period ended June 30, 1999 has increased 52%, from $162,000 through June 30, 1998, to $246,000 through June 30, 1999.

Miscellaneous other income decreased $6,000, from $106,000 for the three months ended June 30, 1998 to $100,000 for the three months ended June 30, 1999. The decline is attributable primarily to reduced rental income from office building operations. The Bank for various operational needs is now utilizing space previously occupied by tenants.

Other Expenses

Noninterest expenses increased from $1.2 million for the quarter ended June 30, 1998 to $1.6 million for the June 30, 1999 quarter. The increase was primarily due to a $116,000 increase in compensation expenses, increases for office occupancy and equipment expenses of $52,000, an increase in professional services of $75,000, and increases in advertising expense of $52,000 and in other expenses of $84,000.

Compensation expense increased from $686,000 to $802,000 and was the result of increased staffing for mortgage and consumer lending, salary increases, incentive payments as a result of implementation of a "pay for performance" based compensation system, higher health insurance premiums, higher corporate liability insurance premiums, and the additional expenses associated with an employee stock ownership plan.

Occupancy and equipment expense increased from $216,000 for the quarter ended June 30, 1998 to $268,000 for the quarter ended June 30, 1999, primarily as a result, of increased depreciation expense associated with the purchase and installation of 5 ATMs in the past year, as well as higher maintenance costs on equipment.

Professional services increased $75,000, from $41,000 for the quarter ended June 30, 1998 to $116,000 for the quarter ended June 30, 1999. The increase is the result of higher legal fees, tax advisory services, and use of consultants for improved business practices. Advertising expenses increased from $70,000 for the three months ended June 30, 1998 to $122,000 for the June 1999 quarter. The increase is due to increased use of cable television advertising in addition to direct mail promotion costs incurred as a result of the Bank's efforts to increase checking account deposits.

Other miscellaneous expenses increased from $127,000 for the three months ended June 30, 1998 to $211,000 for the three months ended June 30, 1999. The increase was primarily due to costs of $39,000 associated with the initiation of home equity loans, public company expenses of $12,000, franchise taxes of $9,000, and losses on foreclosed properties, and writeoffs of uncollectible checks totaling $13,000.

Income Taxes

The provision for income taxes increased $68,000 from $296,000 for the three months ended June 30, 1998 to $364,000 for the three months ended June 30, 1999. The increase is primarily attributable to increased levels of taxable income.

Liquidity and Capital Resources

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits (as defined by OTS) and borrowings payable on demand or in one year or less during the preceeding calendar month. Liquid assets for purposes of this ratio include cash and cash equivalents and investment securities and agency-issued collateralized mortgage obligations generally having maturities of less than five years. The Bank attempts to maintain levels of liquidity in excess of those required by regulation. Maintaining adequate levels of liquidity acts, in part, to reduce the Bank's balance sheet exposure to interest rate risk. For the quarter ended June 30, 1999, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 18.61%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 1999, the Bank had outstanding commitments to originate loans of $11.7 million, and commitments to sell loans of $21.1 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $78.5 million. Based upon past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB-Des Moines under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At June 30, 1999, the Bank had approximately $58.2 million available to it under the above-mentioned borrowing arrangement. At June 30, 1999, the Bank had $27.1 million in outstanding advances from the FHLB-Des Moines.

The Company is not subject to separate regulatory capital requirements.
However, the Bank is required to maintain specific amounts of capital pursuant to OTS regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets.
In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one- to four-family conventional residential loans carry a risk-weighted factor of 50%).

At June 30, 1999, the Bank's tangible capital totaled $39.3 million, or 16.9% of total assets, which exceeded the minimum 1.5% requirement by $35.8 million, or 15.4%. The Bank's core capital at June 30, 1999 totaled $39.3 million, or 16.9% of total assets, which was approximately $32.4 million, or 13.9% above the minimum requirement of 3%. The Bank's risk-based capital at that date totaled $40.2 million, or 28.9% of risk weighted assets, which is $29.1 million, or 20.9% above the 8% fully phased-in requirement.

                                                                                            To Be Categorized As
                                                                                             "Well Capitalized"
                                                                                                Under Prompt
                                                               For Capital                    Corrective Action
                                      Actual                Adequacy Purposes                     Provisions
                                   ------------------------------------------------------------------------------------------
(Dollars in Thousands)                Amount      Ratio          Amount           Ratio             Amount         Ratio
As of June 30, 1999:
 Tangible capital (to
   total assets)                     $39,340     16.90 %         $   3,493        1.50 %             N/A            N/A
 Core capital (to total
   assets)                            39,340     16.90 %             6,989        3.00 %             N/A            N/A
 Total risk-based capital
   (to risk-weighted assets)          40,192     28.92 %            11,116        8.00 %            13,895         10.00 %
 Tier I risk-based capital
   (to risk-weighted assets)          39,340     28.31 %              N/A          N/A               8,337          6.00 %
 Tier I leverage capital (to
   average assets)                    39,340     17.47 %              N/A          N/A              11,261          5.00 %

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

     The Company's item processor conducted a test with their service bureau. The Company is also participating in Proxy Testing with their ATM Processor. This test was completed and the results were satisfactory. Other third-party vendors have indicated their compliance. Where it is possible, the Company plans to test third-party vendors for compliance. Where testing is not possible, the Company will rely on certifications from vendors. In the event that testing reveals that the third-party systems are not year 2000 compliant, the Company's service bureau intends to either transfer the Company to other systems that are year 2000 compliant or provide additional resources to resolve the year 2000 issues. The Company's ATM processor has conducted tests with the various ATM switches. They have had successful test results.

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

The Company, as it continues to proceed with its year 2000 readiness plan, makes revisions to the estimated cost to become year 2000 compliant. Currently, the Company estimates its total cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that were not year

2000 compliant to be approximately $100,000. For the year ended September 30, 1998, approximately, $58,000 of this amount has been incurred. Approximately $37,600 has been incurred during the nine months ended June 30, 1999. System maintenance or modification costs are being expensed as incurred, including the cost of new hardware, software or other equipment. The Company does not separately track the internal costs and time that its own employees spend on year 2000 issues. Such costs are principally payroll costs.

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

The Bank has developed a contingency plan to mitigate the risks associated with the failure of mission critical systems. The renovation of mission critical items and testing of them has time lines that permit senior management to monitor progress of the plan. In addition, the Bank's regulator OTS continues to monitor our progress. Most recently they completed an exam in June 1999.

Management has developed a plan of action to ensure the Bank continues to function capably in the event that the year 2000 date change does not transition as planned for the Bank and its related systems and services.

Management has selected one office to act as the central site in the event we do not have full electric power. Management has developed an action plan to enable us to be able to continue our core business of taking deposits and loan payments. This plan calls for manual processing of transactions, and may require installation of a generator. The Bank conducted a preliminary test in May 1999 and plans another test in October 1999.

Quantitative and qualitative disclosures about Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 1999 from that disclosed for the year ended September 30, 1998.

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

     b.   Use of Proceeds:  Not applicable.

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


                                        PULASKI FINANCIAL CORP.


Date: August 11, 1999                   /S/ William A. Donius
                                        ----------------------------------------
                                        William A. Donius
                                        President


Date: August 11, 1999                   /S/ Thomas F. Hack
                                        ----------------------------------------
                                        Thomas F. Hack
                                        Chief Financial Officer/Treasurer