Form 10-K405
period 1999-09-30
PULASKI FINANCIAL CORP
filed 1999-12-28
CIK 1062438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

                  Annual Report Pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                 For the Fiscal Year Ended September 30, 1999

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

      Registrant's telephone number, including area code: (314) 878-2210
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.
                                              -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             -

     The aggregate market value of the shares of Registrant's common stock held by non-affiliates of the Registrant was $36,457,528 as of December 3, 1999 based on the average of the closing bid and ask price on that date. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

     There were issued and outstanding 3,576,591 shares of the Registrant's Common Stock as of December 3, 1999.

                      Documents Incorporated by Reference

     Portions of 1999 Annual Report to Stockholders (Part II).

     Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                                     INDEX

 PART I

                                                                         Page No.
                                                                         --------
     Item 1.     Business...............................................   1

     Item 2.     Properties.............................................  29

     Item 3.     Legal Proceedings......................................  30

     Item 4.     Submission of Matters to a Vote of Security Holders....  30

PART II

     Item 5.     Market for the Registrant's Common Stock
                 and Related Stockholder Matters........................  30

     Item 6.     Selected Financial Data................................  30

     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  30

     Item 7A.    Quantitative and Qualitative Disclosure About
                 Market Risk............................................  30

     Item 8.     Financial Statements and Supplementary Data............  30

     Item 9.     Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure....................  30

PART III

     Item 10.    Directors and Executive Officers of the Registrant.....  31

     Item 11.    Executive Compensation.................................  32

     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management.........................................  32

     Item 13.    Certain Relationships and Related Transactions.........  32

PART IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K............................................  33


SIGNATURES..............................................................  35

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Pulaski Financial Corp.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, changes in federal and state legislation and regulation, and the impact of Year 2000 issues. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

                                    PART I

Item 1. Business.
----------------

General

     Pulaski Financial Corp. (the "Company" or the "Registrant") was incorporated under Delaware law in May 1998 to become the holding company for Pulaski Bank, A Federal Savings Bank (the "Bank") upon the Bank's reorganization resulting from the conversion of Pulaski Bancshares, M.H.C. (the "MHC"), from a federal mutual holding company to a stock holding company ("Conversion and Reorganization"). In connection with the Conversion and Reorganization, which was completed on December 2, 1998, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering (the "Offering") and issued 1,056,003 shares in exchange for the outstanding shares of the Bank held by the Bank's stockholders other than the MHC. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the Offering, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

     The Bank is regulated by the Office of Thrift Supervision (the "OTS"), its primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund (the "SAIF"). The Bank has been a member of the Federal Home Loan Bank (the "FHLB") System since 1946.

     The Bank is a community oriented financial institution offering traditional financial services out of its four offices in the greater St. Louis metropolitan area. The Bank expects to open a fifth office in St. Charles County, Missouri in the first quarter of 2000. The Bank's business consists principally of attracting retail deposits from the general public and using them to originate mortgage loans secured by one- to four-family residences. The Bank has from time to time originated consumer loans, although it is not actively originating such loans at this time.

Market Area

     The Bank conducts operations out of its main office and three branch offices. The main office and two of the branch offices are located in St. Louis County. The other branch office is located in the City of St. Louis. Most of the Bank's depositors live in the areas surrounding its branches and most of the Bank's loans are made to persons in St. Charles, Franklin, Jefferson and St. Louis Counties, Missouri and Jersey, St. Clair, Monroe and Madison Counties, Illinois. Several major corporations are headquartered in the Bank's area.

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

Lending Activities

     General. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                                 At September 30,
                                       ---------------------------------------------------------------------------------------------
                                              1999              1998               1997               1996              1995
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                        Amount   Percent  Amount    Percent  Amount    Percent  Amount    Percent  Amount   Percent
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                                                             (Dollars in thousands)
Real Estate Loans:
 Conventional - residential and
   multi-family (1)..................  $135,416   74.62%  $118,501   83.45%  $114,300   87.34%  $117,584   87.42%  $128,854   86.19%
 FHA and VA - residential and
   multi-family (1)..................     7,351    4.05      8,767    6.17     10,745    8.21     11,845    8.81     14,912   10.12
 Commercial..........................       567    0.31        553    0.39      1,779    1.36      3,452    2.57      3,561    2.67
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total real estate loans............   143,334   78.98    127,821   90.01    126,824   96.91    132,881   98.79    147,327   98.98

Consumer and Other Loans:
 Automobile loans....................    31,600   17.41     12,946    9.12      3,352    2.56      1,115    0.83      1,205    0.73
 Home equity loans...................     5,022    2.77         --      --         --      --         --      --         --      --
 Other...............................     1,513    0.84      1,233    0.87        699    0.53        513    0.38        541    0.29
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total consumer and other
    loans............................    38,135   21.02     14,179    9.99      4,051    3.09      1,628    1.21      1,746    1.02
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total loans.........................   181,469  100.00%   142,000  100.00%   130,875  100.00%   134,509  100.00%   149,073  100.00%
                                                 ======             ======             ======             ======             ======

Less:
Loans in process.....................       364                115                 47                 27                 48
Unamortized loan origination fees
 (charges), net of direct costs......    (1,413)              (647)              (143)               (41)                21
Unearned discounts...................        --                 --                 --                 --                 34
Allowance for loan losses............       986                763                613                479                419
                                       --------           --------           --------           --------           --------
  Total loans receivable, net........  $181,532           $141,769           $130,358           $134,044           $148,551
                                       ========           ========           ========           ========           ========

__________________
(1) Aggregate conventional and FHA and VA multi-family loan balances were $1.3 million, $1.5 million, $1.1 million, $1.4 million and $2.6 million at September 30, 1999, 1998, 1997, 1996 and 1995, respectively.

     Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase existing homes or to refinance existing mortgage loans. To a much lesser extent, the Bank also originates loans secured by multi-family residential property (five units or more). At September 30, 1999, $141.4 million, or 77.9% of the Bank's total loan portfolio consisted of loans secured by one- to four-family residential property and $1.3 million, or 0.7%, of the Bank's total loan portfolio consisted of loans secured by multi-family real estate.

     The Bank is a direct endorsement lender with Federal Housing Administration ("FHA"). Consequently, the Bank's FHA approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veteran's Administration ("VA"), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 1999, the Bank had $7.3 million of FHA- or VA-insured loans. The Bank also participates in programs to provide financing for low income housing through the Missouri Housing Development Commission (the "MHDC").

     The Bank offers a variety of adjustable-rate mortgage ("ARM") loans. The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria and market conditions. Interest rates and payments on the Bank's ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 2.875% above the one-year constant maturity U.S. Treasury index. However, the Bank currently offers ARM loans with lower initial rates based on market factors and competitive rates for loans having similar features offered by other lenders for such initial periods. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans. The terms and conditions of the ARM loans offered by the Bank, including the index for interest rates, may vary from time to time. The Bank believes that the periodic adjustment feature of its ARM loans also provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's return on equity objectives by limiting the duration of the initial rate concession. At September 30, 1999, the Bank had approximately $108.1 million of ARM loans, or 60% of the Bank's total loan portfolio.

     The Bank also originates conventional fixed-rate mortgage loans on one- to four-family residential properties. At September 30, 1999, the Bank had approximately $73.4 million, or 40% of the Bank's total loan portfolio. All fixed-rate products are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has originated fixed-rate mortgage loans and sold these loans through its correspondent relationships. If the Bank's future portfolio needs change, the Bank may choose to retain more loans for its portfolio and/or retaining servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

     Occasionally, the Bank originates residential mortgage loans that do not meet the standards for sale in the secondary market for retention in its portfolio. The Bank generally charges a higher interest rate to compensate for their non-conforming features. At September 30, 1999, the Bank had approximately $11.4 million of such loans.

     Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are theoretically subject to increased risks of default or delinquency. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

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

     The Bank requires title insurance insuring the status of its lien on all of its real estate secured loans and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the outstanding loan balance.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price. Typically, the Bank will make loans in excess of that limit provided the borrower obtains mortgage insurance. In the cases of loans guaranteed by FHA or VA, the Bank offers loans on loan-to-value ratios of up to 97% and 100%, respectively.

     The maximum financing on refinance loans is limited to 90% of the appraised value and such loans require mortgage insurance above 80% loan-to-value.

     The Bank generally obtains appraisals on its real estate loans from outside appraisers, but, in limited instances (i.e., loan amounts less than $100,000 or loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

     Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending. At September 30, 1999, commercial real estate loans in the Bank's portfolio totaled $567,000 and consisted of 7 loans.

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

     Consumer and Other Loans. In the second quarter of fiscal 1997, the Bank formed a consumer loan department in order to increase its consumer lending activities. The Bank chose to increase its consumer lending in order to better serve its customers. Additionally, consumer loans generally have shorter-terms to maturity or repricing and higher interest rates than mortgage loans.

     At September 30, 1999, the Bank's consumer and other loans totaled approximately $38.1 million, or 21.0% of the Bank's total loans. The Bank's consumer and other loans consist primarily of automobile loans. In early 1997, the Bank initiated relationships with automobile dealers, piano dealers and other large purchase retailers located primarily in the Bank's market area as a means of attracting consumer loans.

     Automobile loans are offered on both new and used cars and light trucks based upon the purchase price or wholesale value as published by National Automobile Research "Black Book," if pre-owned. New cars are financed for a period of up to 72 months while pre-owned cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. At September 30, 1999, automobile loans amounted to $31.6 million, or 17.4% of the Bank's total loans, substantially all of which were made on an indirect basis (i.e. originated by the dealer and closed on dealer loan documents but underwritten by the Bank according to the Bank's underwriting standards.)

     The Bank originates home equity lines of credit to borrowers with a demonstrated favorable credit history. The home equity lines are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit. The interest rate on home equity lines are generally two to three percentage points above the prime rate as reported in The Wall Street Journal and have an adjustable rate feature after an introductory fixed rate period of six months. The rates are based upon the loan to value ratio of the property. Home equity lines of credit generally are secured by stronger collateral than consumer loans and because of the adjustable interest rate, contain a more limited interest rate risk than other consumer loans. Lending up to a 100% loan to value ratio presents greater credit risk. However, the Bank has attempted to reduce this risk by only offering this product to customers with a demonstrated favorable credit history. At September 30, 1999, home equity lines of credit amount to $5.0 million, or 2.8% of the Bank's total loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 1999, the aggregate amount of consumer loans 90 days or more past due was $71,000, which represents 0.2% of total consumer loans.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Loan balances are net of loans in process.

                                                          After     After    After
                                                         One Year  3 Years  5 Years
                                                Within   Through   Through  Through    Beyond
                                               One Year  3 Years   5 Years  10 Years  10 Years   Total
                                             ----------  --------  -------  --------  --------  -------
                                                                    (In thousands)
Residential real estate...................      $41,003   $16,963  $35,232   $25,024   $24,181  $142,403
Commercial real estate....................          286        --       --        --       281       567
Consumer loans............................        5,657     4,596   25,568     2,314        --    38,135
                                                -------   -------  -------   -------   -------  --------
   Total loans............................      $46,946   $21,559  $60,800   $27,338   $24,462  $181,105
                                                =======   =======  =======   =======   =======  ========


     The following table sets forth, as of September 30, 1999, the dollar amount of all loans due or repricing after September 30, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                                               Floating or
                                           Fixed               Adjustable
                                          -------              -----------
                                                  (In thousands)
   Residential real estate...............  $36,387             $65,012
   Commercial real estate................       28                 253
   Consumer and other....................   32,478                  --
                                           -------             -------
     Total...............................  $68,893             $65,265
                                           =======             =======


     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan applicants come through direct solicitation by commissioned loan representatives of the Bank, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, Internet and print advertising promotions. All types of loans may be originated in any of the Bank's offices, though most loans are closed at the Bank's main office. Loans are serviced from the Bank's main office.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

     Loans in the amount of $400,000 or less may be approved by any one member of the Bank's Loan Committee, which consists of the Bank's President, Chief Financial Officer/Treasurer and Chief Lending Officer or staff underwriter. Loans in excess of $400,000 must be approved by the Bank's Executive Committee, consisting of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

     Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

     Loan Originations, Sales and Purchases. During the years ended September 30, 1999, 1998 and 1997, the Bank's total gross loan originations were $210.8 million, $180.4 million and $95.7 million, respectively.

     In an effort to manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid to depositors will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when savings flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the investor, which may be at the time the Bank issues a loan commitment or at the time the loan closes. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

     During the year ended September 30, 1999, the Bank sold $125.9 million of residential mortgage loans to correspondent lenders, servicing released, compared to $115.5 million in fiscal 1998. The Bank sold $9.7 million of "first time home buyer loans" to MHDC, with servicing released, during fiscal year 1999. In fiscal year 1998, the Bank sold $9.1 million of such loans to MHDC, with servicing retained. Servicing loans generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors. In April 1998, the Bank discontinued its historical practice of retaining servicing on loans sold to MHDC due to a change in servicing policy by MHDC. At September 30, 1999, the Bank was servicing approximately $864,000 of loans for MHDC.

     The Bank occasionally purchases real estate loans in the secondary market subject to the Bank's underwriting standards. During the year ended September 30, 1999, the Bank purchased $195,000 in loans. Loans and participations purchased and serviced by others were approximately $1.9 million at September

30, 1999. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from deposits.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                Years Ended September 30,
                                                            --------------------------------
                                                               1999        1998       1997
                                                            --------------------------------
                                                                  (In thousands)
Total gross loans, including loans held for sale,
   at beginning of period...............................    $ 155,387   $ 145,189   $142,316

Loans originated:
  Residential real estate...............................      173,633     166,438     91,536
  Commercial real estate................................          256          --        395
  Consumer and other....................................       36,912      13,923      3,748
                                                            ---------   ---------   --------
     Total loans originated.............................      210,801     180,361     95,679
                                                            ---------   ---------   --------
Loans purchased:
  Residential real estate...............................          195          --        305
                                                            ---------   ---------   --------

Loans sold:
  Total whole loans sold................................     (125,894)   (115,479)   (53,307)
  Loans securitized and sold............................           --      (9,106)   (10,189)
                                                            ---------   ---------   --------
Mortgage loan principal repayments......................      (32,175)    (30,231)   (24,308)
Consumer loan repayments and all other..................      (18,711)    (15,347)    (5,307)
                                                            ---------   ---------   --------

Net loan activity.......................................       34,216      10,198      2,873
                                                            ---------   ---------   --------
Total gross loans, including loans held
   for sale, at end of period...........................    $ 189,603   $ 155,387   $145,189
                                                            =========   =========   ========


     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $8.9 million at September 30, 1999, $5.8 million and $3.1 million of which were at fixed and adjustable rates, respectively. See Note 15 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. The Bank had $1.4 million of net deferred loan charges at September 30, 1999.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 18 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 20 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. At the 45th day after the due date, a default letter is sent. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish: (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 60th day of delinquency, all superior lienholders are contacted to determine: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lienholder intends to do to resolve the delinquency.

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

     When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. A computer-generated collection report is received by the Bank daily. The customer is contacted by telephone to ascertain the nature of the delinquency. In most cases, delinquencies are cured promptly; however, if, by the 30th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

     Loans are placed on nonaccrual status when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual states when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

     The Bank's Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                       At September 30,
                                          -------------------------------------------
                                             1999     1998     1997     1996    1995
                                          --------   ------   ------   ------  ------
                                                     (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
  Residential real estate.................  $  223   $  519   $  214   $  51   $  214
  Commercial real estate..................      --      224       --      --       --
  Consumer and other......................      35       10        3      --       --
                                            ------   ------   ------   -----   ------
   Total..................................     258      753      217      51      214
                                            ------   ------   ------   -----   ------

Accruing loans which are contractually
 past due 90 days or more:
  Residential real estate.................   1,082      369      708     547      520
  Commercial real estate..................      --       --      236      --       --
  Consumer and other......................      71       54       20      22       14
                                            ------   ------   ------  ------   ------
   Total..................................   1,153      423      964     569      534
                                            ------   ------   ------  ------   ------

Troubled debt restructurings............        --       --       69      85      100
                                            ------   ------   ------  ------   ------
Nonperforming loans (1).................     1,411    1,176    1,250     705      848
Real estate owned (net).................       228      106       --     133      337
Other nonperforming assets..............        --        7       --      --       --
                                           -------   ------   ------  ------   ------
  Total nonperforming loans.............    $1,639   $1,289   $1,250   $ 838   $1,185
                                           =======   ======   ======  ======  =======

Total loans delinquent 90 days or more
  to net loans.........................       0.61%    0.27%    0.67%   0.40%    0.36%
Total loans delinquent 90 days or more
   to total assets.....................       0.47%    0.22%    0.54%   0.32%    0.29%
Total nonperforming assets
   to total assets.....................       0.67%    0.67%    0.70%   0.47%    0.65%

-----------------------------
(1) Includes $363,000, $207,000 and $219,000 of FHA/VA loans at September 30, 1999, 1998 and 1997, respectively, the principal and interest payments on which are fully insured.

       Interest income that would have been recorded for the years ended September 30, 1999 and 1998 had nonaccruing and restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans during such periods was not significant.

       Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 1999, the Bank had $228,000 of real estate owned (net), which consisted of six one- to four-family properties.

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

     The Bank's Chief Executive Officer, Chief Financial Officer/Treasurer, Executive Vice President/Chief Operating Officer and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

     The following table sets forth the number and amount of classified loans at September 30, 1999:

                                                 Loss             Doubtful          Substandard
                                          ----------------    ----------------   ----------------
                                          Number    Amount    Number    Amount   Number    Amount
                                          ------    ------    ------    ------   ------    ------
                                                          (Dollars in thousands)
Real estate:
   Residential.......................       --       $  --       --       $  --      12    $ 573
   Commercial........................       --          --       --          --      --       --
Consumer.............................        6          19       --          --      12       97


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

     At September 30, 1999, the Bank had an allowance for loan losses of $986,000, which represented 0.5% of total loans. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                          At September 30,
                                             ------------------------------------------
                                              1999     1998     1997     1996     1995
                                             ------   ------   ------   ------   ------
                                                    (Dollars in thousands)
Allowance at beginning of period.........    $  763   $  613   $  479   $  419   $  477
Provision for loan losses................       265      209      169       65      152
Charge-offs:
 Residential real estate.................        36       63       38       17       92
 Commercial real estate..................        --       --       --       --      166
 Consumer and other......................        16        3        5       --       --
                                             ------   ------   ------   ------   ------
  Total charge-offs......................        52       66       43       17      258
Recoveries...............................        10        7        8       12       48
                                             ------   ------   ------   ------   ------
Net charge-offs..........................        42       59       35        5      210
                                             ------   ------   ------   ------   ------
 Allowance at end of period..............    $  986   $  763   $  613   $  479   $  419
                                             ======   ======   ======   ======   ======

Ratio of allowance to total loans
   outstanding at the end of the period...     0.52%    0.49%    0.42%    0.34%    0.28%
Ratio of net charge-offs to average loans
   outstanding during the period..........     0.02%    0.04%    0.02%      --%    0.13%
Allowance for loan losses to
   nonperforming loans....................    69.88%   64.88%   49.04%   67.93%   49.44%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                       At September 30,
                                   -----------------------------------------------------------------------------------------------
                                          1999             1998              1997               1996               1995
                                   ------------------ ------------------ ------------------ ------------------ -------------------
                                            Percent            Percent            Percent            Percent            Percent
                                            of Total           of Total           of Total           of Total           of Total
                                            In Each            In Each            In Each            In Each            In Each
                                            Category           Category           Category           Category           Category
                                            To Total           To Total           To Total           to Total           to Total
                                    Amount   Loans    Amount    Loans     Amount   Loans     Amount    Loans    Amount    Loans
                                   -------- --------- -------- --------- -------- --------- --------- -------- -------- ----------
                                                              (Dollars in thousands)
Residential real estate loans.......  $ 86     78.67%    $124     89.62%    $ 98     95.54%    $ 62     96.22%    $ 78     96.42%
Commercial real estate loans........    --      0.31       34      0.39       37      1.36       --      2.58       --      2.40
Consumer and other loans............    34     21.02       11      9.99        1      3.10        6      1.20        8      1.18
Unallocated.........................   866        --      594        --      477        --      411        --      333        --
                                      ----    ------     ----    ------     ----    ------     ----    ------     ----    ------
 Total allowance for loan losses....  $986    100.00%    $763    100.00%    $613    100.00%    $479    100.00%    $419    100.00%
                                      ====    ======     ====    ======     ====    ======     ====    ======     ====    ======

Investment Activities

     The Bank is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity.

     The Company maintains a portfolio of mortgage-backed and related securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company has also invested in collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are short-maturity tranches.

     The Investment Committee, comprised of the Company's President and Chief Financial Officer/Treasurer, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Company's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Company purchases investment securities to provide necessary liquidity for day-to-day operations. The Company has not purchased any CMOs for several years.

     All of the Company's debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that the Company may have to reinvest the funds at a lower interest rate.

     The following table sets forth the Company's investment and mortgage-backed securities portfolio at the dates indicated.

                                                               Years Ended September 30,
                                                  ------------------------------------------------
                                                        1999            1998            1997
                                                  --------------     ------------     ------------
                                                               (Dollars in thousands)
Held to maturity:
Investment securities:
   U.S. Treasury and agency obligations.....         $ 9,010           $18,923           $16,068
   Bankers' acceptances.....................              --                --                --
                                                     -------           -------           -------
     Total investment securities............         $ 9,010           $18,923           $16,068
                                                     =======           =======           =======

Mortgage-backed and related securities:
   Mortgage-backed securities...............         $ 3,384           $ 4,475           $ 5,306
   CMOs.....................................             613               937             1,056
                                                     -------           -------           -------
    Total mortgage-backed and related
      securities...........................          $ 3,997           $ 5,412           $ 6,362
                                                     =======           =======           =======
FHLB stock.................................          $ 1,501           $ 1,423           $ 1,638
                                                     =======           =======           =======

Available for sale:
Investment securities:
   U.S. Treasury and agency obligations....          $ 4,234           $ 2,235           $    --

Mortgage-backed and related securities:
   Fannie Mae..............................          $21,356           $ 1,488                --

     The following table sets forth the maturities and weighted average yields of the securities in the Company's investment and mortgage-backed securities portfolios at September 30, 1999. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 1999, the Company's portfolio included $3.0 million of callable securities with a weighted average rate of 5.4%. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                        At September 30, 1999
                                ------------------------------------------------------------------------
                                     Less Than        One to           Five to           Over ten
                                     One Year         Five Years      Ten Years           Years
                                ---------------   ----------------   --------------  -------------------
                                 Amount  Yield     Amount   Yield     Amount  Yield    Amount    Yield
                                ------- -------   -------  -------   ------- ------   -------  -------
                                                        (DOLLARS IN THOUSANDS)
Held to maturity:
Investment securities:
 U.S. Treasury and agency
     obligations..............  $7,211   5.11%    $1,799   5.81%     $    --     --%  $    --       --%
Mortgage-backed and related
 securities:
 Mortgage-backed
         securities...........      --     --         27   9.26          213   8.55     3,144     8.77
 CMOs.........................      --     --         --     --           --     --       613     6.19
                                ------            ------              ------          -------
   Total mortgage-backed
      and related securities..  $   --     --     $   27   9.26%      $  213   8.55%  $ 3,757     8.35%
                                ======            ======              ======          =======
Available for sale:
Investment securities:
 U.S. Treasury and agency
     obligations..............  $1,748   5.00%    $2,486   5.63%          --     --%       --       --%
Mortgage-backed and related
 securities:
 Mortgage-backed
         securities...........  $   --     --%    $   --     --%      $1,215   5.99%  $20,141     6.91%

Deposit Activities and Other Sources of Funds

     General. Deposits, loan repayments and FHLB borrowings are the major sources of the Bank's funds for lending and other investment purposes.
Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines may be used to compensate for reductions in the availability of funds from other sources. The Bank had no other borrowing arrangements at September 30, 1999 other than with the Company.

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

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts before any payment is made to the Holding Company as the sole stockholder of the Bank.

     The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                              At September 30,
                                     -----------------------------------------------------------
                                           1999                1998                1997
                                     -----------------------------------------------------------
                                                Percent             Percent            Percent
                                      Amount   of Total   Amount   of Total   Amount   of Total
                                     -------- ---------- -------- ---------- -------- ----------
                                                           (Dollars In Thousands)
Noninterest-bearing................. $  2,720     1.68%  $  1,704     1.09%  $  1,016     0.68%
NOW checking........................   13,679     8.48     11,355     7.27      8,572     5.77
Regular savings.....................   25,619    15.88     25,669    16.43     25,983    17.48
Money market deposit................   15,587     9.66     12,657     8.10      9,694     6.52
Certificates which mature(1):
 Within 1 year......................   73,699    45.67     71,266    45.61     63,063    42.42
 After 1 year, but within 3 years...   22,598    14.00     26,835    17.18     36,373    24.47
 Certificate maturing thereafter....    7,469     4.63      6,749     4.32      3,971     2.67
                                     --------   ------   --------   ------   --------   ------
   Total............................ $161,371   100.00%  $156,235   100.00%  $148,672   100.00%
                                     ========   ======   ========   ======   ========   ======

_______________
(1) At September 30, 1999, 1998 and 1997, jumbo certificates amounted to $5.8 million, $5.3 million and $5.0 million, respectively.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 1999. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates.

                Maturity Period               Amount
          --------------------------  ----------------------
                                      (Dollars in thousands)

          Three months or less......          $  675
          Over 3 through 6 months...           2,405
          Over 6 through 12 months..           1,139
          Over 12 months............           1,627
                                              ------
             Total..................          $5,846
                                              ======

     Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

                                          YEAR ENDED SEPTEMBER 30,
                                        ----------------------------
                                          1999      1998      1997
                                        --------  --------  --------
                                                (In thousands)
3.00 - 3.99%.........................   $  6,292  $    471  $    578
4.00 - 4.99%.........................     51,426    11,345     7,062
5.00 - 5.99%.........................     32,470    77,007    81,184
6.00 - 6.99%.........................      8,573    11,192     9,795
7.00 - 7.99%.........................      5,004     4,835     4,788
                                        --------  --------  --------
   Total.............................   $103,765  $104,850  $103,407
                                        ========  ========  ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 1999.

                                                   Amount Due
                     ----------------------------------------------------------------------
                                   After        After        After
                                   1 Year      2 Years      3 Years
                       Within    But Within   But Within   But Within
                      One Year    2 Years      3 Years      4 Years     Thereafter   Total
                     ---------- ------------ ------------ ------------ ------------ --------
                                               (Dollars in thousands)
3.00 - 3.99%.......    $ 6,292         --           --           --            --   $  6,292
4.00 - 4.99%.......     40,031      6,986        2,215          745         1,449     51,426
5.00 - 5.99%.......     14,231     11,117        2,029        4,288           805     32,470
6.00 - 6.99%.......      8,354        157           12           50            --      8,573
7.00 - 7.99%.......      4,791         82           --           16           115      5,004
                       -------    -------       ------       ------        ------   --------
   Total...........    $73,699    $18,342       $4,256       $5,099        $2,369   $103,765
                       =======    =======       ======       ======        ======   ========

     Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                      Years Ended September 30,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  --------  --------
                                                           (In thousands)
Beginning balance.................................. $156,235  $148,672  $147,824
                                                    --------  --------  --------

Net increase (decrease) before interest credited...      479     2,386    (4,226)
Interest credited..................................    4,657     5,177     5,074
                                                    --------  --------  --------
Net increase (decrease) in deposits................    5,136     7,563       848
                                                    --------  --------  --------

Ending balance..................................... $161,371  $156,235  $148,672
                                                    ========  ========  ========

     Borrowings. The Bank may use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 1999, the Bank had a borrowing capacity of $62.4 million based on available collateral.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                                      Years Ended September 30,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------  --------  --------
                                                       (Dollars in thousands)
Maximum balance at any month end..................  $28,600    $2,200    $3,000
Average balance...................................   10,595     2,049     2,597
Period end balance................................   28,600     1,900     2,200
Weighted average interest rate:
  At end of period................................     5.74%     6.32%     6.22%
  During the period...............................     5.86      6.35      6.20

Personnel

     As of September 30, 1999, the Bank had 63 full-time and 16 part-time employees and 9 commissioned loan representatives. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

     The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At September 30, 1999, the Bank's equity investment in its subsidiary was $505,000.


                                  REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"), and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The description of statutory provisions and regulations applicable to savings institutions set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Bank.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by HOLA and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued to implement those statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, nonresidential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At September 30, 1999, the Bank's largest aggregate amount of loans to one borrower was $1.1 million, which was below the Bank's loans to one borrower limit of $7.5 million at such date.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to either be a "domestic building and loan association" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1999, the Bank had all of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule effective in 1998 established three tiers of institutions, based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, safety and soundness, compliance and Community Reinvestment Act examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at September 30, 1999 was 21.5% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 1999, totalled $50,230.

     Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute.
This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

     Transactions with Related Parties. The Bank's authority to engage in certain transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of "covered transactions" (including extension of credit to, purchases of assets from or the issuance of a guarantee, acceptance or letter of credit on behalf of affiliate) with any individual affiliate to 10.0% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20.0% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, (including loan, asset sales or purchases, and any servicing, leases or other agreements) must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and principal shareholders (generally considered to be those owners controlling or having the power to vote ten percent or more of any class of the Company's stock) as well as entities controlled by such persons, are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and the Federal Reserve Board's ("FRB") Regulation O thereunder. Among other things, these regulations require such loans to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. Most recently, the agencies adopted guidelines related to Year 2000 computer compliance.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital standard, a 4.0% (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) leverage ratio (or core capital ratio) and an 8.0% risk-based capital standard. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for the most highly rated institutions) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier under the 3.0% leverage ratio standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of September 30, 1999, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

     At September 30, 1999, the Bank met each of its capital requirements.  See
Note 12 to the Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance on Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk-based assessment system, the

FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The assessment rate for the Company's SAIF-assessable deposits for fiscal 1999 was 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 1999 for the assessment for deposit insurance and the FICO payments was $97,531.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 1999, of $1.5 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1999, 1998 and 1997, dividends from the FHLB to the Bank amounted to $93,000, $104,000 and $115,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1999, the FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows:
For accounts aggregating $46.5 million or less (subject to adjustment by the FRB), the reserve requirement is 3.0%; and for accounts greater than $ 46.5 million, the reserve requirement is $1.395 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank complied with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the holding company's subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company (i.e., one that controls only one thrift subsidiary), the Company generally will not be restricted under existing banking laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation - QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain other activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5.0% of the stock of a company engaged in impermissible activities.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove of the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person. This requirement would apply to acquisitions of the Company's stock.

     Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.


                                   TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see Note 9 of Notes to Consolidated Financial Statements.

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

Item 2. Properties.
------------------

     The Bank conducts its business through four full-service banking offices. The following table sets forth information on those offices as of September 30, 1999.

                                               Year         Net Book         Owned/        Approximate
          Location                            Opened        Value(1)         Leased       Square Footage
---------------------------                 ---------      ----------      ----------     --------------
Main Office:                                                  (Dollars in thousands)
12300 Olive Boulevard                         1978            $1,546         Owned           29,000(2)
St. Louis, Missouri 63141-6434

Branch Offices:

199 Jamestown Mall                            1967(3)            109        Leased(4)         2,500
Florissant, Missouri 63033-5398

3760 South Grand Avenue                       1967               411         Owned            3,500
St. Louis, Missouri 63118-3487

4225 Bayless Road                             1971                70        Leased(5)         2,000
St. Louis, Missouri 63123-7500

___________________________
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)  2,869 square feet of which is leased to outside tenants.
(3) Includes the period the branch office was located at 6955 Parker Road at Highway 367 in Florissant. The branch was moved to its current site in October 1998.
(4)  Lease expires on July 31, 2004.
(5)  Lease expires on May 31, 2002.

     The Bank expects to open a fifth full-service banking office in the first quarter of 2000. The space for that office, which will be located at 1928 Zumbehl Road, St. Charles, Missouri, will be leased.

Item 3. Legal Proceedings.
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

        None.


                                    PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters.
-------

        The information required by this item is incorporated herein by reference to the section captioned "Common Stock Information" in the Annual Report to Stockholders.

Item 6. Selected Financial Data.
-------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial Information" in the Annual Report to Stockholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

        The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis" in the Annual Report to Stockholders."

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

        The financial statements listed in the index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K .

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
--------------------

        None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

        For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned "Compliance with Section 16(a) of the exchange Act" for information regarding compliance with Section 16 of the Exchange Act.

Executive Officers

        The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name                                                                   Age (1)         Position
-----------------                                                      ------          ----------
William A. Donius.................................................       41            President, Chief Executive Officer and
                                                                                       Director
Michael J. Donius.................................................       39            Executive Vice President, Chief Operating
                                                                                       Officer and Director of the Company and the
                                                                                       Bank, Secretary of the Company
Thomas F. Hack....................................................       55            Chief Financial Officer, Treasurer and
                                                                                       Director

_________________________________
(1) As of September 30, 1999.


Biographical Information

        Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his or her current occupation for the last five years. There are no family relationships among the executive officers except that William and Michael Donius are brothers.

        William A. Donius has served as President of the Bank since December 1, 1997. Mr. Donius is also the Chairman of the Board of the Company and the Bank. He previously served as Senior Vice President from February 1997 to December 1997, as Vice President from April 1995 to February 1997, and as Director of Marketing from July 1992 to April 1995.

        Michael J. Donius joined the Bank in 1988 and has served as Executive Vice President since 1993, as Chief Operating Officer since 1997 and as Secretary since 1994. Prior to assuming his current positions, Mr. Donius served the Bank in various capacities, including Vice President in charge of compliance and CRA.

        Thomas F. Hack joined the Bank in 1967 and has served as the Treasurer since 1974 and as the Chief Financial Officer since 1993.

Item 11. Executive Compensation.
-------------------------------

        The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners

             Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

         (b) Security Ownership of Management

             The information required by this item is incorporated herein by reference to the sections captioned "Stock Ownership" in the Proxy Statement.

         (c) Changes in Control

             The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

        The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated by reference.

                                    PART V

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

         1.  Financial Statements

             Independent Auditors' Report
             Consolidated Statements of Financial Condition at September 30, 1999 and 1998
             Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 1999, 1998 and 1997
             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997
             Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997
             Notes to Consolidated Financial Statements
             Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

         2.  Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

     3. Exhibits

     The exhibits listed below are filed as part of this report or are incorporated by reference herein.

       3.1    Certificate of Incorporation of Pulaski Financial Corp.*
       3.2    Bylaws of Pulaski Financial Corp.*
       4.0    Form of Certificate for Common Stock*
       10.1   Employment Agreement with William A. Donius**
       10.2   Employment Agreement with Thomas F. Hack**
       10.3   Employment Agreement with Michael J. Donius**
       10.4   Severance Agreement with Beverly M. Kelley**
       10.5   Pulaski Financial Corp. 2000 Stock-Based Incentive Plan***
       13.0   Annual Report to Stockholders
       21.0   Subsidiaries of Pulaski Financial Corp.
       23.0   Consent of Independent Auditor
       27.0   Financial Data Schedule
       _______________
       * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
       ** Incorporated herein by reference to Pulaski Financial Corp's Form 10-K for the year ended September 30, 1998 as filed on December 29, 1998.
       *** Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                             Conformed Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pulaski Financial Corp.
                                        (Registrant)

                                        /s/ William A. Donius
                                        -------------------------------------
                                        William A. Donius
                                        President and Chief Executive Officer

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

NAME                                                TITLE                                DATE
----                                                -----                                ----
/s/ William A. Donius                               President and Chief Executive        December 27, 1999
-----------------------------------
William A. Donius                                   Officer
                                                    (principal executive officer)

/s/ Thomas F. Hack                                  Chief Financial Officer,             December 27, 1999
-----------------------------------
Thomas F. Hack                                      Treasurer and Director
                                                    (principal financial and accounting
                                                    officer)

/s/ Michael J. Donius                               Executive Vice President, Chief      December 27, 1999
-----------------------------------
Michael J. Donius                                   Operating Officer, Secretary and
                                                    Director

/s/ Robert A. Ebel                                  Director                             December 27, 1999
---------------------------------
Robert A. Ebel


/s/ E. Douglas Britt                                Director                             December 27, 1999
-----------------------------------
E. Douglas Britt


/s/ Garland A. Dorn                                 Director                             December 27, 1999
-----------------------------------
Garland A. Dorn


/s/ Dr. Edward J. Howenstein                        Director                             December 27, 1999
----------------------------
Dr. Edward J. Howenstein