Form 10-Q
period 1999-12-31
PULASKI FINANCIAL CORP
filed 2000-02-14
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1999
                               -----------------------------------------------

                                      OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                           Pulaski Financial Corp.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                                    0-24571
-------------------------------------------------------------------------------
                            Commission File Number

             Delaware                               43-1816913
  -------------------------------          ----------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)              Identification Number)

        12300 Olive Boulevard
         St. Louis, Missouri                           63141-6434
    -------------------------------          ----------------------------
            (Address of principal executive office)  (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X                               No
                      ---                                  ---

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at February 9, 2000
--------------------------------------      -----------------------------------
Common Stock, par value $.01 per share                3,554,591 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                                          Page
PART I    FINANCIAL INFORMATION
Item 1. Financial Statements
          Consolidated Balance Sheets at December 31, 1999 and
            September 30, 1999 (Unaudited)                                                   1

          Consolidated Statements of Income and Comprehensive Income for
            the Three Months Ended December 31, 1999 and 1998 (Unaudited)                    2

          Consolidated Statement of Stockholders' Equity for the Three Months Ended
            December 31, 1999 (Unaudited)                                                    3

          Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 1999 and 1998 (Unaudited)                                          4-5

          Notes to Unaudited Consolidated Financial Statements (Unaudited)                  6-7

Item 2. Management's Discussion and Analysis of Operations                                  8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                           13

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   14

Item 2.  Changes in Securities and Use of Proceeds                                           14

Item 3.  Defaults Upon Senior Securities                                                     14

Item 4.  Submission of Matters to a Vote of Security-Holders                                 14

Item 5.  Other Information                                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                                    14

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                 December 31,   September 30,
ASSETS                                                                                               1999            1999
Cash and amounts due from depository institutions                                                $  4,501,210    $  3,486,957
Federal funds sold and overnight deposits                                                           5,800,000       5,400,000
                                                                                                 ------------    ------------
           Total cash and cash equivalents                                                         10,301,210       8,886,957

Investment securities available for sale, at market value                                           4,943,906       4,234,145
Investments in debt securities held to maturity (market value, $7,239,943
  and $9,002,455, at December 31 and September 30, 1999, respectively)                              7,264,179       9,010,427
Mortgage-backed and related securities held to maturity (market value,
  $3,860,783 and $4,154,784 at December 31 and September 30, 1999 respectively)                     3,722,136       3,996,748
Mortgage-backed and related securities available for sale, at market value                         20,678,453      21,356,446
Loans held for sale                                                                                 4,088,167       8,159,085
Loans receivable, net of allowance for loan losses of $1,103,697 and
  $985,773 at December 31 and September 30, 1999, respectively                                    186,313,450     181,532,561
Federal Home Loan Bank stock - at cost                                                              1,730,000       1,501,200
Real estate acquired in settlement of loans, net of allowance for losses of
  $9,085 and $17,161 at December 31 and September 30, 1999, respectively                              120,713         228,002
Premises and equipment - net                                                                        2,295,405       2,235,412
Accrued interest receivable:
  Investment securities                                                                               188,503         153,637
  Mortgage-backed securities                                                                          147,757         151,903
  Loans                                                                                             1,012,243       1,041,503
  Other                                                                                                   620             818
Other assets                                                                                        1,742,717       1,485,537
                                                                                                 ------------    ------------
TOTAL                                                                                            $244,549,459    $243,974,381
                                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                       $160,057,107    $161,370,542
  Advances from Federal Home Loan Bank of Des Moines                                               34,600,000      28,600,000
  Advance payments by borrowers for taxes and insurance                                               428,663       2,440,520
  Accrued interest payable                                                                              4,193         221,881
  Other liabilities                                                                                 1,603,823       1,436,595
                                                                                                 ------------    ------------
              Total liabilities                                                                   196,693,786     194,069,538
                                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares; 3,972,886 shares
    issued at December 31, 1999                                                                        39,729          39,729
  Treasury stock - at cost (shares, 396,295 and 198,000 respectively)                              (4,504,511)     (2,322,004)
  Additional paid-in capital                                                                       35,688,472      35,685,866
  Unearned MRDP shares                                                                                 (4,600)        (18,400)
  Unearned ESOP shares (unreleased shares, 213,363 and 217,242 respectively)                       (2,133,627)     (2,172,420)
  Accumulated other comprehensive loss                                                               (421,747)       (235,360)
  Retained earnings                                                                                19,191,957      18,927,432
                                                                                                 ------------    ------------
          Total stockholders' equity                                                               47,855,673      49,904,843
                                                                                                 ------------    ------------
TOTAL                                                                                            $244,549,459    $243,974,381
                                                                                                 ============    ============

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                      1999              1998
INTEREST INCOME:
  Loans                                                                             $3,476,289       $3,085,542
  Investment securities                                                                180,972          288,654
  Mortgage-backed and related securities                                               445,527          130,512
  Other                                                                                 99,630          120,036
                                                                                    ----------       ----------
           Total interest income                                                     4,202,418        3,624,744
                                                                                    ----------       ----------

INTEREST EXPENSE:
  Deposits                                                                           1,591,684        1,741,092
  Advances from Federal Home Loan Bank of Des Moines                                   411,576           69,440
  Other                                                                                                  46,010
                                                                                    ----------       ----------
           Total interest expense                                                    2,003,260        1,856,542
                                                                                    ----------       ----------

NET INTEREST INCOME                                                                  2,199,158        1,768,202

PROVISION FOR LOAN LOSSES                                                              127,074           39,582
                                                                                    ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  2,072,084        1,728,620
                                                                                    ----------       ----------

OTHER INCOME:
  Retail banking fees                                                                  168,282           84,877
  Mortgage revenues                                                                    213,838          231,368
  Insurance commissions                                                                121,564           70,908
  Other                                                                                115,066          113,117
                                                                                    ----------       ----------
           Total other income                                                          618,750          500,270
                                                                                    ----------       ----------

OTHER EXPENSES:
  Salaries and employee benefits                                                       860,157          796,107
  Occupancy, equipment and data processing expense                                     483,524          325,138
  Federal insurance premiums                                                            24,498           23,590
  Advertising                                                                           77,135          104,590
  Professional services                                                                112,232           43,479
  Other                                                                                251,547          158,266
                                                                                    ----------       ----------
           Total other expenses                                                      1,809,093        1,451,170
                                                                                    ----------       ----------

INCOME BEFORE INCOME TAXES                                                             881,741          777,720

INCOME TAXES                                                                           315,572          288,837
                                                                                    ----------       ----------

NET INCOME                                                                             566,169          488,883

OTHER COMPREHENSIVE LOSS ITEMS                                                        (186,387)          (3,794)
                                                                                    ----------       ----------

COMPREHENSIVE INCOME                                                                $  379,782       $  485,089
                                                                                    ==========       ==========
 Net income per common share - basic                                                $     0.16          n/m
                                                                                    ==========       ==========
 Net income per common share - diluted                                              $     0.16          n/m
                                                                                    ==========       ==========

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                        Unearned
                                                                       Management       Accumulated
                                                     Additional      Recognition and      Other          Unearned
                             Common     Treasury       Paid-In         Development     Comprehensive        ESOP       Retained
                              Stock       Stock         Capital         Plan Shares        Loss            Shares      Earnings
BALANCE,
 September 30, 1999         $39,729  $(2,322,004)   $35,685,866      $  (18,400)         $(235,360)      $(2,172,420)  $18,927,432

Comprehensive income:
 Net income                                                                                                                566,169
 Change in net
  unrealized
 losses on securities                                                                     (186,387)

     Total comprehensive
     income


Dividends declared                                                                                                        (301,644)

Stock repurchase                      (2,182,507)

Release of ESOP shares                                    2,606                                               38,793

Amortization of
 management recognition
 and development plan
 shares                                                                  13,800
                           --------  -----------    -----------      ----------       ------------       -----------   -----------
BALANCE,
 December 31, 1999         $ 39,729  $(4,504,511)   $35,688,472      $   (4,600)      $   (421,747)      $(2,133,627)  $19,191,957
                           ========  ===========    ===========      ==========       ============       ===========   ===========


                                  Total
BALANCE,
 September 30, 1999             $49,904,843
                                -----------

Comprehensive income:
 Net income                         566,169
 Change in net
  unrealized
 losses on securities              (186,387)
                                -----------
     Total comprehensive
     income                         379,782
                                -----------

Dividends declared                 (301,644)

Stock repurchase                 (2,182,507)

Release of ESOP shares               41,399

Amortization of
 management recognition
 and development plan
 shares                              13,800
                                -----------
BALANCE,
 December 31, 1999              $47,855,673
                                ===========


See accompanying notes to consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    566,169          $    488,883
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                       129,900                87,824
      Management recognition and development plan stock awards                      13,800                13,800
      ESOP shares committed to be released                                          41,399                38,040
      Loan fees, discounts and premiums - net                                       (6,851)              (29,690)
    Deferred taxes                                                                  37,827                 7,480
    Provision for loan losses                                                      127,074                39,582
    Provision for losses on real estate acquired in settlement of
     loans                                                                                                (2,154)
    Losses on sales of real estate acquired in settlement of loans                  25,364
    Gains on sales of loans                                                       (213,838)             (231,368)
    Originations of loans for sale to correspondent lenders                    (20,628,082)          (39,959,823)
    Proceeds from sales of loans to correspondent lenders                       24,912,838            35,668,368
    Changes in other assets and liabilities                                       (237,260)              302,855
                                                                              ------------          ------------
          Net adjustments                                                        4,202,171            (4,065,086)
                                                                              ------------          ------------

          Net cash provided by (used in) operating activities                    4,768,340            (3,576,203)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                    3,000,000             3,251,750
  Purchases of investment securities                                            (2,165,576)           (2,249,818)
  Gain on sale of investments                                                                             (1,750)
  Principal payments received on mortgage-backed and related
    securities                                                                     673,729               503,062
  Loan originations - net                                                       (4,983,905)           (7,104,240)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                               121,000
  Net additions to premises and equipment                                         (189,892)              (85,049)
                                                                              ------------          ------------
          Net cash used in investing activities                                 (3,544,644)           (5,686,045)
                                                                              ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                           (1,313,435)            2,888,779
  Federal Home Loan Bank advances - net                                          6,000,000             3,000,000
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                   (2,011,857)           (2,236,965)
  Dividends declared on common stock                                              (301,644)             (336,296)
  Stock repurchase                                                              (2,182,507)
  Issuance of common stock under conversion/reorganization                                            19,487,606
                                                                              ------------          ------------
          Net cash provided by financing activities                                190,557            22,803,124
                                                                              ------------          ------------

                                                                                                      (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              1999                 1998

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     $ 1,414,253          $13,540,876

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1999                                 8,886,957            3,047,328
                                                                              -----------          -----------

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1999                                $10,301,210          $16,588,204
                                                                              ===========          ===========

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                                    $ 1,809,372          $ 1,996,940
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                                             411,576               69,440
      Income taxes                                                                 28,784

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                                                       14,363
  Real estate acquired in settlement of loans                                      39,075
  (Decrease) increase in investments for changes in unrealized
    gains and losses                                                             (295,853)               4,975

NONCASH FINANCING ACTIVITIES:
  Issuance of common stock:
    Decrease in stock subscriptions                                                                  5,129,497
    Purchase by ESOP                                                                                 2,327,600
    Proceeds received from deposit transfers                                                         1,987,515

See accompanying notes to the consolidated financial statements.    (Concluded)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. FINANCIAL STATEMENTS

   The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank, A Federal Savings Bank (the "Bank"), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

   On December 2, 1998, the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company was completed, resulting in the Company becoming the holding company for the Bank. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 1.6608 shares for each share of Bank common stock resulting in 3,965,503 shares of common stock of the Company outstanding at the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, that of providing traditional community banking services through its full service branch network.

   In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31 and September 30, 1999 and the results of its operations for the three month period ended December 31, 1999 and 1998. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1999 contained in the Company's 1999 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2. EARNINGS PER SHARE

   Basic earnings per share for the three months ended December 31, 1999 was determined by dividing net income for the quarter by the weighted average number of common shares. The weighted average number of shares used in computing earnings per share was 3,476,880.

   Diluted earnings per share consider the potential dilutive effects of the exercise of the outstanding stock options under the Company's stock option plan. Applying the treasury stock method to the outstanding stock options results in an additional 18,962 shares to be used in the diluted earnings per share calculation for the three months ended December 31, 1999.

3. RECLASSIFICATIONS

   Certain reclassifications have been made to 1998 amounts to conform to the 1999 presentation.

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

Financial Condition

Total assets at December 31, 1999 were $244.5 million, an increase of $500,000 from $244.0 million at September 30, 1999. The increase in total assets is primarily attributable to increases in cash and cash equivalents and loans receivable. The increases are offset by decreases in investment and debt securities, mortgage-backed securities, and loans held for sale.

Loans receivable increased $4.8 million from $181.5 million at September 30, 1999 to $186.3 million at December 31, 1999. The increase was largely due to a greater volume of mortgage loans as a result of hiring three new mortgage loan officers during the quarter. Cash and cash equivalents increased from $8.9 million at September 30, 1999 to $10.3 million at December 31, 1999. This increase was due to higher levels of vault cash maintained in anticipation of customer needs regarding the year 2000 date change.

The increase in total assets is partially offset by a decline in investments and debt securities from $13.2 million at September 30, 1999 to $12.2 million at December 31, 1999. Approximately $2.0 million of total maturities of $3.0 million were reinvested and the remaining proceeds used primarily to fund loan originations and withdrawals from savings accounts. Mortgage-backed securities declined from $25.4 million at September 30, 1999 to $24.4 million at December 31, 1999 due to principal amortization and declines in market values of securities held available for sale. Loans held for sale were $4.1 million at December 31, 1999 compared to $8.2 million at September 30, 1999 as a result of seasonal decline in production.

Total liabilities at December 31, 1999 were $196.7 million, an increase of $2.6 million from $194.1 million at September 30, 1999. The increase in total liabilities is primarily attributable to increased borrowings from the Federal Home Loan Bank of Des Moines, offset by a reduction in total savings deposits, and disbursement of approximately $2.6 million were made from escrow funds held on behalf of borrowers.

Borrowings increased $6.0 million, from $28.6 million at September 30, 1999 to $34.6 million at December 31, 1999, as proceeds were used to fund the borrowers escrowed real estate taxes of approximately $2.6 million and to fund deposit outflows of approximately $2.6 million. The decrease in deposits is related primarily to the closing of one branch office. Management believes that a portion of the increased withdrawal activity was related to customer concerns regarding year 2000.

As a result of the continued implementation of the "High Performance Checking Account" program, 836 new checking or money market accounts were opened during the quarter and the total of all such accounts has increased 41% over December 31, 1998.

Total stockholders' equity at December 31, 1999 was $47.9 million, a decrease of $2.0 million from the $49.9 million at September 30, 1999. The decrease is primarily attributable to the repurchase of 198,295 shares during the quarter, at an average price of $11.02 per share, payment of dividends of $301,000, increase in the amount of unrealized losses on securities held for sale of $186,000, offset by net income for the quarter of $566,000.

Non-Performing Assets and Delinquencies

Loans accounted for on a non-accrual basis amounted to $250,000 at December 31, 1999 as compared to $258,000 at September 30, 1999. The non-accrual loans consist primarily of single family residential loans. Accruing loans that were contractually past due 90 days or more at December 31, 1999 amounted to $1.3 million, of which $370,000 were FHA/VA government-insured loans, compared to $363,000 of FHA/VA loans at September 30, 1999. Real estate acquired in settlement of loans, net of allowance for losses decreased to $121,000 at December 31, 1999 from $228,000 at September 30, 1999, and consisted of single-family residences. The allowance for loan losses was $1.1 million at December 31, 1999, or .58% of total loan and 73% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more).

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998:

General

Net income for the three months ended December 31, 1999 was up 16% to $566,000, compared to $489,000 for the three months ended December 31, 1998.

Interest Income

Interest income increased $578,000, or 16% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The increase resulted primarily from an increase in interest on loans of $391,000, as well as an increase of $315,000 in interest on mortgage-backed securities. These increases are offset by a decrease in interest on investments of $108,000.

The increase in interest income on loans resulted from an increase in the average balance of loans outstanding from $160.7 million in 1998 to $188.7 million in 1999, which more than offset a decrease in the average yield on loans from 7.68% in 1998 to 7.37% in 1999. The lower average yield on loans is the result of aggressive pricing by the Bank during 1999 to obtain volume and the lower level of interest rates in effect in the early months of 1999 which contributed to an overall reduction in portfolio yield.

The increase in interest income in mortgage-backed securities resulted primarily from an increase in the average balance from $6.6 million for the three months ended December 31, 1998, to $26.1 million for the quarter ended December 31, 1999, offset by a reduction in the weighted average yield from 7.83% in 1998 to 6.80% in 1999. The decrease in the average yield is a reflection of the amortization and prepayment of older higher rate securities, and the additional investment in $20.0 million in new securities, but at the lower rates in effect at the time of purchase.

The decrease in income from investments was due to a decline in the average balance, from $20.6 million for the three months ended December 31, 1998 to $13.3 million for the three months ended December 31, 1999, as maturing securities were used to fund additional lending activity and stock repurchases.

Interest Expense

Interest expense increased $147,000 for the three months ended December 31, 1999 compared to the same period one year ago. The additional expense resulted primarily from increased interest expense of $342,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $4.9 million for the three months ended December 31, 1998 to $27.9 million for the quarter ended December 31, 1999. The weighted average rate on FHLB borrowings increased from 5.64% for the quarter ended December 31, 1998 to 5.90% for the quarter ended December 31, 1999. The increase in average balance is attributable primarily to the use of advances in June of 1999 to fund purchases of mortgage-backed securities. Subsequently, FHLB advances have been used to fund loan originations and the payment of approximately $3 million of borrowers' funds escrowed for annual real estate taxes.

Additional interest expense of $46,000 was incurred during the quarter ended December 31, 1998 as a result of interest payments made on funds received for stock subscriptions in connection with the Conversion and Reorganization. Interest on deposits declined $149,000 for the quarter ended December 31, 1999 compared to the same quarter of the prior year. The average balances decreased from $160.2 million to $158.5 million and the average rates declined from 4.46% for the three months ended December 31, 1998 to 4.02% for the three months ended December 31, 1999, as a result of implementation of new pricing strategy adopted in March of 1999 for deposit products.

Provision for Loan Losses

The provision for loan losses was $127,000 for the three months ended December 31, 1999 compared to $40,000 for the three months ended December 31, 1998. Management of the Bank deemed it necessary to increase the provision for loan losses after considering an increase in total nonperforming loans to $1.5 million at December 31, 1999 from $1.4 million at September 30, 1999. As the Bank's investment in high loan to value residential loans and home equity loans increase, management believes the additional provision is appropriate and adequate. Loans up to 100% of the purchase price are made to borrowers having excellent credit histories and high personal income. To date, the balances in these high loan to value loans is less than 5% of total outstanding loans. The Company closely monitors delinquencies on these loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. Because management adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

Other Income

Other income increased $118,000 for the three months ended December 31, 1999 from $500,000 for the three months ended December 31, 1998, to $619,000 for the three month period ended December 31, 1999. The increase in other income is primarily the result of an increase in retail banking fees of $83,000, and a $51,000 increase in commissions earned on sales of annuity products. Mortgage revenues declined $17,000 from $231,000 in the December 1998 quarter, to $214,000 in the December 1999 quarter. The rise in long-term interest rates reduced the volume of loans sold to investors approximately 30% over the December 1998 volume.

Retail banking fees rose from $85,000 in the December 1998 quarter, to $168,000 for the December 1999 quarter, which represents a 98% increase over the corresponding period of the prior year as a result of the growth in checking accounts.

Insurance commissions have increased 71% from $71,000 for the three months ended December 31, 1998 to $122,000 for the three months ended December 31, 1999 as a result of increased sales of annuities.

Other Expenses

Other expenses increased $358,000 to $1.8 million for the three months ended December 31, 1999. The increase was primarily due to increases in occupancy expense of $158,000, other miscellaneous expenses of $93,000 and professional services of $69,000.

Occupancy expense increased due to higher rent, taxes and depreciation expenses. Other expenses increased from $158,000 for the December 1998 quarter to $251,000 for the December 1999 quarter, as a result of higher franchise taxes and losses on sales of real estate owned. Increased use of professional service providers were responsible for the $69,000 change in professional services cost. At December 31, 1998, those costs were $43,000, and at December 31, 1999 they amounted to $112,000 for the three-month period. Compensation expense increased 8%, from $796,000 for the three months ended December 31, 1998 to $860,000 for the three months ended December 31, 1999.

Income Taxes

The provision for income taxes increased to $316,000 for the three months ended December 31, 1999 from $288,000 for the three months ended December 31, 1998. The increase is primarily attributable to increased levels of taxable income.

Liquidity and Capital Resources

Federal regulations require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. The Bank attempts to maintain levels of liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk. For the quarter ended December 31, 1999, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 24.61%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At December 31, 1999, the Bank had outstanding commitments to originate loans of $9.0 million, and commitments to sell loans of $9.4 million. At the same date, certificates of deposit which are scheduled to mature in one year or less totaled $74.9 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB-Des Moines under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At December 31, 1999, the Bank had approximately $57.1 million available to it under the above-mentioned borrowing arrangement. At December 31, 1999, the Bank had $34.6 million in advances from the FHLB-Des Moines.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (OTS) regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one- to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at December 31, 1999.

                                                                                                       To be Categorized as
                                                                                                        "Well Capitalized"
                                                                                                          Under Prompt
                                                                                For Capital             Corrective Action
                                                      Actual                Adequacy Purposes               Provisions
                                              ---------------------      -----------------------     -----------------------
(Dollars in Thousands)                         Amount       Ratio          Amount        Ratio         Amount       Ratio
As of December 31, 1999:
  Tangible capital (to total assets)          $39,825      16.87%          $ 3,541       1.50%           N/A          N/A
  Core capital (to total assets)               39,825      16.87%            7,095       3.00%           N/A          N/A
  Total risk-based capital
    (to risk-weighted assets)                  40,922      28.42%           11,519       8.00%          14,398      10.00%
  Tier I risk-based capital
    (to risk-weighted assets)                  39,825      27.66%             N/A         N/A            8,639       6.00%
  Tier I leverage capital (to
    average assets)                            39,825      16.91%             N/A         N/A           11,776       5.00%

Year 2000

While there can be no assurances that the Bank's Year 2000 plan has effectively addressed the Year 2000 issue, the Bank has not been notified and it is unaware of any vendor or service provider problems related to Year 2000 and all of the Bank's systems have performed properly since January 1, 2000. Likewise, the Bank is unaware of any Year 2000 issues that have impaired the ability of its borrowers to repay their debts. The Bank will continue to monitor Year 2000 issues.

Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 1999 from that disclosed for the year ended September 30, 1999.

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

Item 2.   Changes in Securities and Use of Proceeds:

          a.   Changes in Securities:  Not applicable

          b.   Use of Proceeds: Not applicable

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


                                        PULASKI FINANCIAL CORP.

Date:  February 9, 2000                 /s/ William A. Donius
       ----------------                 ----------------------------------
                                        William A. Donius
                                        President


Date:  February 9, 2000                 /s/ Thomas F. Hack
       ----------------                 ----------------------------------
                                        Thomas F. Hack
                                        Chief Financial Officer/Treasurer