Form 10-Q
period 2000-03-31
PULASKI FINANCIAL CORP
filed 2000-05-15
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               ---------------------------------------

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


                                    0-24571
--------------------------------------------------------------------------------
                            Commission File Number

              Delaware                                    43-1816913
------------------------------------           ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     12300 Olive Boulevard
       St. Louis, Missouri                               63141-6434
------------------------------------            --------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                 No  _______
              ------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 12, 2000
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                   3,238,398 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                                                   Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
             Consolidated Balance Sheets at March 31, 2000 and
               September 30, 1999 (Unaudited)                                                              1

             Consolidated Statements of Income and Comprehensive Income for
               the Three and Six Months Ended March 31, 2000 and 1999 (Unaudited)                          2

             Consolidated Statement of Stockholders' Equity for the Six Months Ended
               March 31, 2000 (Unaudited)                                                                  3

             Consolidated Statements of Cash Flows for the Six Months Ended
               March 31, 2000 and 1999 (Unaudited)                                                       4-5

             Notes to Unaudited Consolidated Financial Statements (Unaudited)                            6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         8-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      13

PART II   OTHER INFORMATION

Item 1.      Legal Proceedings                                                                            14

Item 2.      Changes in Securities and Use of Proceeds                                                    14

Item 3.      Defaults Upon Senior Securities                                                              14

Item 4.      Submission of Matters to a Vote of Security-Holders                                          14

Item 5.      Other Information                                                                            14

Item 6.      Exhibits and Reports on Form 8-K                                                             15

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  March 31,     September 30,
ASSETS                                                                                                2000            1999
Cash and amounts due from depository institutions                                                $    639,931    $  3,486,957
Federal funds sold and overnight deposits                                                           5,500,000       5,400,000
                                                                                                 ------------    ------------
           Total cash and cash equivalents                                                          6,139,931       8,886,957

Investment securities available for sale, at market value                                           4,401,281       4,234,145
Investments in debt securities held to maturity, at amortized cost (market value, $4,969,819
  and $9,002,455, at March 31 and September 30, 1999, respectively)                                 5,008,330       9,010,427
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
  $3,682,813 and $4,154,784 at March 31 and September 30, 1999, respectively)                       3,574,742       3,996,748
Mortgage-backed and related securities available for sale, at market value                         20,263,509      21,356,446
Loans receivable held for sale, at lower of cost or market                                          6,164,630       8,159,085
Loans receivable, net of allowance for loan losses of $1,158,284 and
  $985,773 at March 31 and September 30, 1999, respectively                                       196,026,033     181,532,561
Federal Home Loan Bank stock - at cost                                                              1,980,000       1,501,200
Real estate acquired in settlement of loans, net of allowance for losses of
  $10,198 and $17,161 at March 31 and September 30, 1999, respectively                                135,494         228,002
Premises and equipment - net                                                                        2,630,428       2,235,412
Accrued interest receivable:
  Investment securities                                                                               147,874         153,637
  Mortgage-backed securities                                                                          145,132         151,903
  Loans                                                                                             1,130,738       1,041,503
  Other                                                                                                   939             818
Other assets                                                                                        2,977,101       1,485,537
                                                                                                 ------------    ------------

TOTAL                                                                                            $250,726,162    $243,974,381
                                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                       $161,318,501    $161,370,542
  Advances from Federal Home Loan Bank of Des Moines                                               39,600,000      28,600,000
  Advance payments by borrowers for taxes and insurance                                             1,140,309       2,440,520
  Accrued interest payable                                                                            205,956         221,881
  Dividends payable                                                                                14,280,718         339,740
  Other liabilities                                                                                   977,005       1,096,855
                                                                                                 ------------    ------------
              Total liabilities                                                                   217,522,489     194,069,538
                                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares; 3,972,886
    and 3,972,886 shares issued at March 31, 2000 and September 30, 1999, respectively                 39,729          39,729
  Treasury stock - at cost (shares, 481,488 and 198,000 respectively)                              (5,366,054)     (2,322,004)
  Additional paid-in capital                                                                       23,053,726      35,685,866
  Unearned MRDP shares                                                                             (1,140,266)        (18,400)
  Unearned ESOP shares (unreleased shares, 128,501 and 217,242 respectively)                       (1,256,897)     (2,172,420)
  Accumulated other comprehensive loss                                                               (489,963)       (235,360)
  Retained earnings                                                                                18,363,398      18,927,432
                                                                                                 ------------    ------------
          Total stockholders' equity                                                               33,203,673      49,904,843
                                                                                                 ------------    ------------
TOTAL                                                                                            $250,726,162    $243,974,381
                                                                                                 ============    ============

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------

                                                                     Three Months Ended                 Six Months Ended
                                                                         March 31,                         March 31,
                                                                  ------------------------         ------------------------
                                                                    2000          1999               2000          1999
INTEREST INCOME:
  Loans receivable                                                $3,687,271    $3,108,274         $7,163,561    $6,193,816
  Investment securities                                              166,303       254,757            347,275       543,411
  Mortgage-backed and related securities                             433,886       118,482            879,413       248,994
  Other                                                               81,272       214,270            180,901       334,306
                                                                  ----------    ----------         ----------    ----------
           Total interest income                                   4,368,732     3,695,783          8,571,150     7,320,527
                                                                  ----------    ----------         ----------    ----------
INTEREST EXPENSE:
  Deposits                                                         1,596,282     1,658,577          3,187,966     3,399,669
  Advances from Federal Home Loan Bank of Des Moines                 534,516        42,642            946,092       112,082
  Other                                                                                                              46,010
                                                                  ----------    ----------         ----------    ----------
           Total interest expense                                  2,130,798     1,701,219          4,134,058     3,557,761
                                                                  ----------    ----------         ----------    ----------

NET INTEREST INCOME                                                2,237,934     1,994,564          4,437,092     3,762,766

PROVISION FOR LOAN LOSSES                                             71,568        43,832            198,642        83,414
                                                                  ----------    ----------         ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                      2,166,366     1,950,732          4,238,450     3,679,352
                                                                  ----------    ----------         ----------    ----------
OTHER INCOME:
  Retail banking fees                                                194,194       107,853            367,894       197,434
  Mortgage revenues                                                  219,190       281,616            494,985       594,365
  Insurance commissions                                               85,621        87,929            207,185       158,837
  Other                                                               48,389        30,141             96,080        57,173
                                                                  ----------    ----------         ----------    ----------
           Total other income                                        547,394       507,539          1,166,144     1,007,809
                                                                  ----------    ----------         ----------    ----------
OTHER EXPENSES:
  Compensation expense-special dividend                            1,322,954                        1,322,954
  Salaries and employee benefits                                   1,055,774       848,181          1,915,931     1,644,288
  Occupancy, equipment and data processing expense                   414,409       347,726            897,933       672,864
  Federal insurance premiums                                           8,796        25,508             33,293        49,098
  Advertising                                                        107,786        96,937            184,921       201,527
  Professional services                                              157,556        76,203            269,788       119,682
  Other                                                              255,193       218,388            506,742       376,654
                                                                  ----------    ----------         ----------    ----------
           Total other expenses                                    3,322,468     1,612,943          5,131,562     3,064,113
                                                                  ----------    ----------         ----------    ----------

<LOSS> INCOME BEFORE INCOME TAXES                                   (608,708)      845,328            273,032     1,623,048

INCOME TAXES                                                        (214,849)      315,254            100,723       604,091
                                                                  ----------    ----------         ----------    ----------

NET <LOSS> INCOME                                                   (393,859)      530,074            172,309     1,018,957

OTHER COMPREHENSIVE LOSS ITEMS                                       (68,216)       (5,938)          (254,603)       (9,731)
                                                                  ----------    ----------         ----------    ----------

COMPREHENSIVE <LOSS> INCOME                                       $ (462,075)   $  524,136         $  (82,294)   $1,009,226
                                                                  ==========    ==========         ==========    ==========
NET <LOSS> INCOME PER COMMON SHARE - BASIC                        $    (0.12)      n/m             $     0.05       n/m
                                                                  ==========    ==========         ==========   ===========
NET <LOSS> INCOME PER COMMON SHARE - DILUTED                      $    (0.12)      n/m             $     0.05       n/m
                                                                  ==========    ==========         ==========   ===========

See accompanying notes to the consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Unearned
                                                              Management     Accumulated
                                              Additional  Recognition and      Other         Unearned
                     Common     Treasury       Paid-In      Development     Comprehensive      ESOP        Retained
                     Stock       Stock         Capital      Plan Shares         Loss          Shares       Earnings       Total
BALANCE,
  October 1, 1999    $39,729   $(2,322,004)  $ 35,685,866     $   (18,400)     $(235,360)   $(2,172,420)  $18,927,432  $ 49,904,843
                                                                                                                       ------------
Comprehensive income:
  Net income                                                                                                  172,309       172,309
  Change in net unrealized
    losses on securities                                                        (254,603)                                  (254,603)
                                                                                                                       ------------
           Total
            comprehensive
              income <loss>                                                                                                 (82,294)
                                                                                                                       ------------
Dividends declared ($.09
  per share)                                                                                                 (596,666)     (596,666)

Treasury stock issued and           58,650          4,832                                                     (22,900)       40,582
  related tax benefit

Stock repurchase                (4,419,758)                                                                              (4,419,758)

Release of ESOP shares                             41,456                                       915,523                     956,979

Amortization of Management
  Recognition and
   Development Plan shares                                         78,415
                                                                                                                             78,415
Management Recognition and
  Development Plan shares
  issued (eff 1/00)              1,317,058                     (1,200,281)                                   (116,777)            -

Special cash dividend
  ($4.00 per share)                           (12,678,428)                                                              (12,678,428)
                    --------  ------------   ------------     -----------      ---------    -----------   -----------  ------------
BALANCE,
March 31, 2000       $39,729   $(5,366,054)  $ 23,053,726     $(1,140,266)     $(489,963)   $(1,256,897)  $18,363,398  $ 33,203,673
                     =======   ===========   ============     ===========      =========    ===========   ===========  ============

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $    172,309         $  1,018,957
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                         241,574              172,929
      Management Recognition and Development Plan stock awards                        78,415               27,600
      ESOP shares committed to be released                                           956,979               74,293
      Loan fees, discounts and premiums - net                                          6,949              (29,166)
      Deferred income taxes                                                          155,499              (40,683)
    Provision for loan losses                                                        198,642               83,414
    Provision for losses on real estate acquired in settlement of loans                4,679               14,828
    (Gains) losses on sales of real estate acquired in settlement of loans            13,746               (6,401)
    Gain on sale of investments                                                                            (1,750)
    Gains on sales of loans                                                         (384,226)            (452,162)
    Originations of loans receivable for sale to correspondent lenders           (45,453,545)         (70,810,853)
    Proceeds from sales of loans to correspondent lenders                         47,832,226           70,401,162
    Changes in other assets and liabilities                                         (479,796)              43,827
                                                                                ------------          -----------
          Net adjustments                                                          3,171,142             (522,962)
                                                                                ------------          -----------

          Net cash provided by operating activities                                3,343,451              495,995
                                                                                ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                      7,532,215            8,550,000
  Purchases of investment securities and FHLB stock                               (4,088,929)          (4,078,018)
  Principal payments received on mortgage-backed and related securities            1,129,873              983,205
  Loan originations - net                                                        (14,878,952)         (13,956,206)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                                 180,000              113,501
  Net additions to premises and equipment                                           (636,590)            (217,694)
                                                                                ------------          -----------
          Net cash used in investing activities                                  (10,762,383)          (8,605,212)
                                                                                ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                (52,041)           5,595,832
  Federal Home Loan Bank advances - net                                           11,000,000             (300,000)
  Net decrease in advance payments by borrowers for taxes and insurance           (1,300,211)          (1,500,363)
  Dividends declared on common stock                                                (596,666)            (672,928)
  Treasury stock issued under stock option plan                                       40,582
  Stock repurchase                                                                (4,419,758)
  Issuance of common stock under conversion/reorganization                                             19,440,662
                                                                                ------------          -----------
          Net cash provided by financing activities                                4,671,906           22,563,203
                                                                                ------------          -----------

                                                                     (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                          2000                 1999
NET <DECREASE> INCREASE IN CASH AND CASH EQUIVALENTS                                   $(2,747,026)         $14,453,986

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1999                                          8,886,957            3,047,328
                                                                                       -----------          -----------

CASH AND CASH EQUIVALENTS AT MARCH 31, 2000                                            $ 6,139,931          $17,501,314
                                                                                       ===========          ===========

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                                             $ 3,203,892          $ 3,426,930
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                                                      946,091              112,082
      Income taxes                                                                         695,062              501,000

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                                            4,679               14,363
  Real estate acquired in settlement of loans                                              105,917              211,251
  (Decrease) increase in investments for changes in unrealized
    gains and losses                                                                      (404,133)              14,400

NONCASH FINANCING ACTIVITIES:
Dividends declared                                                                      14,280,718              339,740
  Issuance of common stock:
    Decrease in stock subscriptions                                                              -            5,129,497
    Purchase by ESOP                                                                             -            2,327,600
    Proceeds received from deposit transfers                                                     -            1,987,515

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

     On December 2, 1998, the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company was completed, resulting in the Company becoming the holding company for the Bank. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of
     1.6608 shares for each share of Bank common stock, resulting in 3,965,503 shares of common stock of the Company outstanding at the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, that of providing traditional community banking services through its full service branch network.

     In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2000 and September 30, 1999 and the results of its operations for the three and six month periods ended March 31, 2000 and 1999. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1999 contained in the Company's 1999 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   EARNINGS PER SHARE

                                                          Three Months Ended                     Six Months Ended
                                                              March 31,                              March 31,
                                                         2000             1999                  2000        1999
     Weighted average shares                           3,378,878        3,736,665             3,428,147     n/m
      outstanding - basic
     Common stock equivalent                              17,584            6,830                18,277     n/m
                                                     ----------------------------------------------------------------
     Weighted average shares                           3,396,462        3,743,495             3,446,424     n/m
      outstanding - diluted
                                                     ----------------------------------------------------------------

     Anti-dilutive shares                                  9,495            9,909                16,745     n/m

     Under the Treasury Stock method, outstanding stock options are dilutive when then average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of current market value. Earnings per share for the six months ended March 31, 1999 are not meaningful due to the stock conversion/reorganization which was completed December 2, 1998.

3.   STOCK COMPENSATION PLANS

     Restricted Stock - On January 21, 2000, shareholders approved a Management Recognition and Development Plan (MRDP) granting up to 116,380 shares of restricted stock to be awarded to participants. On that same day the Board of Directors approved allocation of 112,307 shares. The restricted stock awards vest over a five-year period. The 112,307 shares of stock were issued from Treasury Stock on the date of the grant. The Company recorded the stock award at market value ($10.69 per share) as Unearned MRDP shares in stockholder's equity and will amortize the unearned MRDP shares to compensation expense over the vesting period.

     As a result of the declaration of a special $4.00 cash dividend (see footnote 4), dividends of approximately $449,000 will be paid on unvested shares included in the Company's MRDP, and accounted for as compensation expense. On or about August 1, 2000 (the record date for special cash dividend) Unearned MRDP Shares will be reduced, with a corresponding change to additional paid-in capital, to reflect the reduction in the value of the shares held by the Plan.

     Stock Option Plan - On January 21, 2000, as a result of shareholder approval on that date of Stock-Based Incentive Plan, the Company granted options to purchase 258,979 shares of Company stock at an exercise price of $10.69 per share to officers and directors of the Company and the Bank. As a result of the special cash dividend (see footnote 4), the option exercise price will be repriced on or about August 1, 2000 to reflect the proportional change in value.

     Employee Stock Option Plan - The special cash distribution to be received by the ESOP was used to prepay a portion of the internally financed debt obligation, and resulted in a charge of approximately $874,000 compensation expense and release of additional shares to plan participants. Fewer shares will remain to be allocated in the future as a result of this accelerated allocation.

4.   DECLARATION OF $4.00 PER SHARE SPECIAL CASH DISTRIBUTION

     On March 31, 2000 the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The dividend will be paid on September 1, 2000 to holders of record as of August 1, 2000. The distribution is being made to reduce the excess capital levels created when the Company converted to full stock in December 1998. The Company expects that most of the distribution will be a non-taxable return of capital.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

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

Financial Condition

Total assets at March 31, 2000 were $250.7 million, an increase of $6.7 million from $244.0 million at September 30, 1999. The increase in total assets was primarily attributable to increases in loans receivable, offset by decreases in investments and debt securities, cash equivalents, mortgage-backed securities, and loans held for sale.

Loans receivable increased $14.5 million from $181.5 million at September 30, 1999 to $196.0 million at March 31, 2000. The increase was largely due to a greater volume of non-conforming (to secondary market guidelines) loans originated for portfolio. Non-conforming loans are usually characterized as having credit histories, and/or underwriting qualities that render them unsaleable to secondary markets. The Bank provides financing for these mortgage loans at slightly higher rates, subject to well-defined underwriting criteria. Non-conforming loans have increased as a result of hiring four commissioned loan officers capable of generating higher yielding assets.

Cash and cash equivalents decreased from $8.9 million at September 30, 1999 to $6.1 million at March 31, 2000. Investments and debt securities declined from $13.2 million at September 30, 1999 to $9.4 million at March 31, 2000. Mortgage-backed securities decreased from $25.4 million at September 30, 1999 to $23.8 million at March 31, 2000. These declines were due to utilization of overnight investments, maturities, and cash flows to fund loan growth.

Total liabilities at March 31, 2000 were $217.5 million, an increase of $23.4 million from $194.1 million at September 30, 1999. The increase in total liabilities was primarily attributable to recording a special $4.00 return of capital dividend, payable in September 2000, and increased borrowings from the Federal Home Loan Bank of Des Moines, offset by a reduction in borrowers escrow funds for payment of real estate taxes and insurance.

On March 31, 2000, the Board of Directors of the Company declared a special $4.00 per share dividend payable September 1, 2000 to holders of record August 1, 2000. Management expects that most, if not all, of that dividend will be a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon current outstanding shares, an accrual of $14.0 million was made to reflect this special dividend payable. The Company is continuing in its authorized share repurchase program, and consequently, this ultimate liability may decrease if additional shares are repurchased.

Deposit account balances remain unchanged from $161.3 million at September 30, 1999. The Bank's checking and money market accounts increased $3.2 million since September 30, 1999 to $35.2 million, but this growth was offset by a similar decline in the passbook and certificate balances that was attributed to the closing in September 1999 of a branch office located in Sunset Hills, Missouri. A new branch office was opened in February 2000 in St. Charles County, Missouri.

Borrowings increased $11.0 million, from $28.6 million at September 30, 1999 to $39.6 million at March 31, 2000, as proceeds were used to fund portfolio loan growth and payment of borrowers escrowed real estate taxes of approximately $2.6 million in December 1999.

Total stockholders' equity at March 31, 2000 was $33.2 million, a decrease of $16.7 million from the $49.9 million at September 30, 1999. The decrease is primarily attributable to declaration of a potential special dividend, and the repurchase of 400,795 shares for $4.4 million, payment of regular dividends of $597,000, increase in the amount of unrealized losses on securities held for sale of $255,000, and net income for the six months ended March 31, 2000 of $172,000.

Non-Performing Assets and Delinquencies

Non-accrual loans amounted to $216,000 at March 31, 2000 as compared to $258,000 at September 30, 1999. The non-accrual loans consisted primarily of single family residential loans. Accruing loans that were contractually past due 90 days or more at March 31, 2000 amounted to $1.4 million, of which $486,000 were FHA/VA government-insured loans, compared to $363,000 of FHA/VA loans at September 30, 1999. Real estate acquired in settlement of loans, net of allowance for losses decreased to $135,000 at March 31, 2000 from $228,000 at September 30, 1999, and consisted of single-family residences. The allowance for loan losses was $1.2 million at March 31, 2000, or .57% of total loans and 73% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more).

Comparison of Operating Results for the Three and Six Months Ended March 31, 2000 and 1999:

All trends for the three months ended March 31, 2000 and 1999 are reflective of the trends for the six month periods ended March 31, 2000 and 1999, in all material respects, unless otherwise noted.

General

Net loss for the three months ended March 31, 2000 was ($394,000), compared to net income of $530,000 for the three months ended March 31, 1999. Net income for the six months ended March 31, 2000 was $172,000 compared to the six-month period ended March 31, 1999 of $1.0 million. The current period loss is caused by a one-time non-recurring recognition of compensation expense totaling $847,000 on an after- tax basis associated with the Company's $4.00 a share special dividend declaration and its effect on restricted stock awards under the Company's 2000 Stock-Based Benefit Plan and on the Employee Stock Ownership Plan.

Interest Income

Interest income increased $672,000, or 18% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase resulted primarily from an increase in interest on loans of $579,000, as well as an increase of $315,000 in interest on mortgage-backed securities. These increases are offset by a decrease in interest on investments of $88,000, and decreased income on overnight investments of $133,000.

The increase in interest income on loans resulted from an increase in the average balance of loans outstanding for the six months ended March 31, 1999 of $164.7 million to $193.7 million at March 31, 2000. The weighted average yield on loans increased from 7.55% to 7.62% over the same time period.

The increase in interest income from mortgage-backed securities resulted primarily from an increase in the average balance from $6.1 million for the three months ended March 31, 1999 to $24.1 million for the quarter ended March 31, 2000, offset by a reduction in the weighted average yield from 7.64% in 1999 to 7.18% in 2000. The decrease in the average yield is a reflection of the amortization and prepayment of older higher rate securities.

The decrease in income from investments was due to a decline in the average balance, from $18.4 million for the three months ended March 31, 1999 to $11.6 million for the three months ended March 31, 2000, as maturing securities, as well as funds invested in overnight deposits were used to fund additional lending activity and stock repurchases. The average balance of overnight deposits decreased from $18.4 million for the March 1999 quarter to $5.8 million for the March 2000 quarter.

Interest Expense

Interest expense increased $430,000 for the three months ended March 31, 2000 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $492,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $2.9 million for the quarter ended March 31, 1999 to $35.0 million for the quarter ended March 31, 2000. The weighted average rate on FHLB borrowings increased from 5.87% for the quarter ended March 31, 1999 to 6.11% for the quarter ended March 31, 2000. The increase in the average balance is attributable primarily to the use of advances to purchase mortgage-backed securities, fund loan originations, payment of borrowers' funds escrowed for annual real estate taxes, and net savings withdrawals.

Interest on deposits declined $62,000 or 4% for the quarter ended March 31, 2000 compared to the same quarter of the prior year, due to a 20 basis point decline in average rates from 4.27% for the three months ended March 31, 1999 to 4.07% for the three months ended March 31, 2000. The Bank's management adopted a pricing strategy to reduce overall cost of funds in March 1999. The decline in interest expense on deposits was offset by an increase in the average balance from $155.3 million to $156.7 million.

Provision for Loan Losses

The provision for loan losses was $72,000 for the three months ended March 31, 2000 compared to $44,000 for the three months ended March 31, 1999. Management of the Bank deemed it necessary to increase the provision for loan losses after considering an increase in total nonperforming loans to $1.6 million at March 31, 2000 from $1.4 million at September 30, 1999 and because of the Bank's investment in high loan to value residential loans and home equity loans has increased. Loans up to 100% of the purchase price are made to borrowers having excellent credit histories and high personal income. To date, the balances in these high loan to value category of loans is less than 6% of total outstanding loans. The Company closely monitors delinquencies on these loans.

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

Other Income

Other income increased $40,000 for the three months ended March 31, 2000 from $508,000 for the three months ended March 31, 1999. The increase in other income was primarily the result of an increase in retail banking fees of $86,000 and other income of $18,000. Offsetting these increases was a decline in mortgage revenues, which fell from $282,000 for the March 1999 quarter to $219,000 for the current quarter.

Retail banking fees rose from $108,000 in the March 1999 quarter to $194,000 for the March 2000 quarter, which represents a 80% increase over the corresponding period of the prior year as a result of the growth in checking accounts. The number of net new checking accounts increased by 11%. Other income increased primarily as a result of increased dividends received on greater Federal Home Loan Bank of Des Moines stock holdings, which are required to support additional borrowings from the Federal Home Loan Bank. For the year, approximately $480,000 additional stock has been purchased.

Insurance commissions for the three months ended March 31, 2000 were $86,000 compared to $88,000 for the March 31, 1999 quarter. Commissions from the sale of annuities increased 30% from $159,000 for the six months ended March 31, 1999 to $207,000 for the six months ended March 31, 2000. Increased sale of annuities is attributed to the promotion of the top sales person into manager and a focused approach with incentives for greater sales of annuities.

Mortgage revenues declined 22%, or $62,000, from $281,000 for the quarter ended March 1999 to $219,000 for the quarter ended March 2000. For the six-month period ending March 31, 2000, these revenues totaled $495,000 compared to $594,000 for the same period one year ago. This 17% decline in revenue was due to a 32% decline in total volume of loans sold. However, mortgage and home equity lines of credit loans closed during the month of March 2000 totaled $23.9 million. The majority of these closed loans will be sold, and any resulting revenues will be realized in the subsequent quarter. That is a new monthly record for Pulaski Bank, and is a result of concentrated effort to grow lending activity. In November 1999, the Bank hired a Senior Vice-President/Sales Manager and subsequently four-commissioned loan officers to implement the Bank's growth strategy.

Other Expenses

Other expenses increased $1.7 million, from $1.6 million for the March 1999 quarter, to $3.3 million for the three months ended March 31, 2000. The increase was primarily due to the declaration of a special $4.00 per share dividend. Compensation expense in the amount of $1.3 million was recorded to reflect accelerated releasing of shares of stock for benefit of the employees stock ownership program and dividends on unvested shares of restricted stock awards. These expenses are expected to be non-recurring, and are further expected to result in reduced compensation expense in future periods. Excluding the compensation expense relating to the special dividend, compensation expense increased $208,000 for the quarter, and $272,000 for the six-month period compared to the previous year. Compensation expense increased primarily as a result of an expanded work force, salary increases and impact of the decline in year to date mortgage-lending volume on the deferral of loan origination expense. Mortgage lending volume declined 27% for the six-month period ending March 31, 2000 compared to the six months ended March 31, 1999.

Occupancy and equipment expenses increased from $348,000 for the quarter ended March 31, 1999 to $414,000 for the 2000 quarter, due to higher amounts of rent, taxes and depreciation resulting from opening a new branch office in St. Charles County, Missouri.

Professional services cost increased from $76,000 for the three months ended March 31, 1999 to $158,000 for the three months ended March 31, 2000. For the six months ended March 31, 2000, professional services cost was $270,000, compared to $120,000 for the six months ended March 31, 1999. Increased used of professional service providers, and increased legal and accounting expenses associated with review and professional opinions relating to the special $4.00 return of capital dividend were responsible for these increases.

Other miscellaneous expenses increased $37,000 for the quarter and $130,000 for the six months year to date, primarily as a result of increased purchases of stationery and supplies, and losses on dispositions of foreclosed properties.

Income Taxes

The provision for income taxes decreased $530,000 to ($215,000) for the three months ended March 31, 2000 from $315,000 for the three months ended March 31, 1999. The decrease was primarily attributable to the net operating loss for the quarter.

Liquidity and Capital Resources

Federal regulations require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. The Bank attempts to maintain levels of liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk. For the quarter ended March 31, 2000, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 20.65%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At March 31, 2000, the Bank had outstanding commitments to originate loans of $16.1 million, and commitments to sell loans of $15.2 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $77.3 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Des Moines (FHLB) under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At March 31, 2000, the Bank had approximately $58.2 million available to it under the above-mentioned borrowing arrangement. At March 31, 2000, the Bank had $39.6 million in advances from the FHLB. The Company believes it has the ability to borrow from other sources.

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

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at March 31, 2000.

                                                               To be Catagorized as
                                                               "Well Capitalized"
                                                                 Under Prompt
                                              For Capital      Corrective Action
                               Actual      Adequacy Purposes     Provisions
                          ---------------- -----------------   ----------------
(Dollars in thousands)     Amount   Ratio   Amount    Ratio    Amount    Ratio
As of March 31, 2000
 Tangible capital
  (to total assets)        $ 40,312  16.49%  $ 3,667    1.50%      N/A      N/A
 Core capital (to total
   assets)                   40,312  16.49%    7,348    3.00%      N/A      N/A
 Total risk-based capital
  (to risk-weighted assets)  41,468  27.14%   12,225    8.00%   15,281    10.00%
 Tier 1 risk-based capital
  (to risk-weighted assets)  40,312  26.38%      N/A      N/A    9,168     6.00%
 Tier 1 leverage capital
  (to average assets)        40,312  17.00%      N/A      N/A   11,859     5.00%

Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2000 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

          a.   Changes in Securities:  Not applicable

          b.   Use of Proceeds: Not applicable

Item 3.   Defaults Upon Senior Securities:  Not applicable

Item 4.   Submission of Matters to a Vote of Security-Holders:

     The Annual Meeting of the Stockholders of the Company was held on January 21, 2000.
     The results of the vote were as follows:

     1. The following individuals were elected as directors, each for a three-year term:

                                   Votes For           Votes Withheld
                                   ---------           --------------
          E. Douglas Britt         2,843,546                  447,801
          Michael J. Donius        2,986,584                  304,763
          Garland A. Dorn          2,843,751                  447,596

     2. The Pulaski Financial Corp. 2000 Stock-Based Incentive Plan was approved by stockholders by the following vote:

          For            Against        Abstain        Broker Non-Votes
          ---            -------        -------        ----------------
          2,191,214      628,374        38,709              433,050

     3. The appointment of Deloitte & Touche LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2000 was ratified by the stockholders by the following vote:

          For            Against        Abstain
          ---            -------        -------
          3,183,131       89,999         20,239

Item 5.   Other Information:  Not applicable

Item 6.   Exhibits and Reports on Form 8-K:

          3.1  Certificate of Incorporation of Pulaski Financial Corp.*
          3.2  Bylaws of Pulaski Financial Corp.*
          4.0  Form of Certificate for Common Stock*
         10.1  Pulaski Financial Corp. 2000 Stock-Based Incentive Plan**
         27.0  Financial Data Schedule

          * Incorporated by reference from the Form S-1 (Registration No.333-56465), as amended, as filed on June 9, 1998.

          ** Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                   SIGNATURES

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PULASKI FINANCIAL CORP.

Date: May 15, 2000                 /s/ William A. Donius
      ----------------------       -----------------------
                                   William A. Donius
                                   Chairman and Chief Executive Officer



Date: May 15, 2000                 /s/ Thomas F. Hack
      ---------------------        -----------------------
                                   Thomas F. Hack
                                   Chief Financial Officer/Treasurer