Form 10-Q
period 2000-06-30
PULASKI FINANCIAL CORP
filed 2000-08-11
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                               ---------------------------------------------

                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                            Pulaski Financial Corp.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                                    0-24571
-----------------------------------------------------------------------------
                            Commission File Number

           Delaware                                    43-1816913
--------------------------------------     ----------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

      12300 Olive Boulevard
       St. Louis, Missouri                             63141-6434
--------------------------------------     ----------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                     No  _______
              ------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 10, 2000
--------------------------------------     ----------------------------------
Common Stock, par value $.01 per share               3,217,322  shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                                       Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets at June 30, 2000 and September 30, 1999 (Unaudited)           1

              Consolidated Statements of Income and Comprehensive Income for
                the Three and Nine Months Ended June 30, 2000 and 1999 (Unaudited)                      2

              Consolidated Statement of Stockholders' Equity for the Nine months Ended
                June 30, 2000 (Unaudited)                                                               3

              Consolidated Statements of Cash Flows for the Nine months Ended
                June 30, 2000 and 1999 (Unaudited)                                                     4-5

              Notes to Unaudited Consolidated Financial Statements (Unaudited)                         6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       9-15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                   15


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            16

Item 2.    Changes in Securities and Use of Proceeds                                                    16

Item 3.    Defaults Upon Senior Securities                                                              16

Item 4.    Submission of Matters to a Vote of Security-Holders                                          16

Item 5.    Other Information                                                                            16

Item 6.    Exhibits and Reports on Form 8-K                                                             16

           Signatures                                                                                   17

           Financial Data Schedule                                                                      18

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                              June 30,         September 30,
ASSETS                                                                                          2000               1999
Cash and amounts due from depository institutions                                         $   4,391,435      $   3,486,957
Federal funds sold and overnight deposits                                                     5,000,000          5,400,000
                                                                                          -------------      -------------
           Total cash and cash equivalents                                                    9,391,435          8,886,957


Investment securities available for sale, at market value                                     4,415,281          4,234,145
Investment securities held to maturity, at amortized cost (market value,
  $6,964,729 and $9,002,455, at June 30, 2000 and September 30, 1999, respectively            6,994,565          9,010,427
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
  $3,426,058 and $4,154,784 at June 30, 2000 and September 30, 1999, respectively)            3,329,206          3,996,748
Mortgage-backed and related securities available for sale, at market value                   19,855,991         21,356,446
Loans receivable held for sale, at lower of cost or market                                   14,901,427          8,159,085
Loans receivable, net of allowance for loan losses of $1,245,074 and $985,773 at
  June 30, 2000 and September 30, 1999, respectively                                        206,255,196        181,532,561
Federal Home Loan Bank stock - at cost                                                        3,380,000          1,501,200
Real estate acquired in settlement of loans, net of allowance for losses of
  $4,486 and $17,161 at June 30, 2000 and September 30, 1999, respectively                       59,603            228,002
Premises and equipment - net                                                                  2,982,378          2,235,412
Accrued interest receivable:
  Investment securities                                                                         112,375            153,637
  Mortgage-backed securities                                                                    140,266            151,903
  Loans                                                                                       1,271,675          1,041,503
  Other                                                                                             979                818
Other assets                                                                                  2,504,885          1,485,537
                                                                                         --------------     --------------
TOTAL                                                                                    $  275,595,262     $  243,974,381
                                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                               $  159,663,758     $  161,370,542
  Advances from Federal Home Loan Bank of Des Moines                                         67,600,000         28,600,000
  Advance payments by borrowers for taxes and insurance                                       1,959,039          2,440,520
  Accrued interest payable                                                                       41,419            221,881
  Dividends payable                                                                          13,295,105            339,740
  Other liabilities                                                                           1,289,459          1,096,855
                                                                                         --------------     --------------
              Total liabilities                                                             243,848,780        194,069,538
                                                                                         --------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares;
    3,972,886 shares issued at June 30, 2000 and September 30, 1999, respectively                39,729             39,729
  Treasury stock - at cost (shares, 722,249 and 198,000 respectively)                        (8,304,653)        (2,322,004)
  Additional paid-in capital                                                                 24,018,359         35,685,866
  Unearned MRDP shares                                                                       (1,080,251)           (18,400)
  Unearned ESOP shares (unreleased shares, 124,622 and 217,242 respectively)                 (1,218,104)        (2,172,420)
  Accumulated other comprehensive loss                                                         (389,817)          (235,360)
  Retained earnings                                                                          18,681,219         18,927,432
                                                                                        ---------------     --------------
          Total stockholders' equity                                                         31,746,482         49,904,843
                                                                                        ---------------     --------------
TOTAL                                                                                   $   275,595,262     $  243,974,381
                                                                                        ===============     ==============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
-------------------------------------------------------------------------------

                                                           Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                     ---------------------------    -----------------------------
                                                          2000            1999           2000            1999
INTEREST INCOME:
Loans receivable                                     $  3,971,259   $  3,235,699    $ 11,134,820    $  9,429,514
Investment securities                                     169,296        231,066         516,571         774,477
Mortgage-backed and related securities                    425,539        242,949       1,304,952         491,943
Other                                                      81,481        146,052         262,382         480,358
                                                     ------------   ------------    ------------    ------------
  Total interest income                                 4,647,575      3,855,766      13,218,725      11,176,292
                                                     ------------   ------------    ------------    ------------
INTEREST EXPENSE:
Deposits                                                1,619,647      1,644,737       4,807,613       5,044,406
Advances from Federal Home Loan Bank of Des Moines        800,587        114,847       1,746,679         226,930
Other                                                                                                     46,010
                                                     ------------   ------------    ------------    ------------
  Total interest expense                                2,420,234      1,759,584       6,554,292       5,317,346
                                                     ------------   ------------    ------------    ------------
NET INTEREST INCOME                                     2,227,341      2,096,182       6,664,433       5,858,946

PROVISION FOR LOAN LOSSES                                 164,783         60,739         363,425         144,153
                                                     ------------   ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                             2,062,558      2,035,443       6,301,008       5,714,793
                                                     ------------   ------------    ------------    ------------
OTHER INCOME:
Retail banking fees                                       257,686        132,196         625,580         329,630
Mortgage revenues                                         487,388        272,508         982,373         866,873
Insurance commissions                                      48,774         86,851         255,959         245,688
Other                                                      60,669         28,224         156,750          85,399
                                                     ------------   ------------    ------------    ------------
  Total other income                                      854,517        519,779       2,020,662       1,527,590
                                                     ------------   ------------    ------------    ------------
OTHER EXPENSES:
Compensation expense - special dividend                                                1,322,954
Salaries and employee benefits                          1,050,900        800,372       2,966,831       2,444,660
Occupancy, equipment and data processing expense          419,086        342,549       1,317,020       1,015,413
Federal insurance premiums                                  8,404         23,741          41,697          72,839
Advertising                                               109,522        122,273         294,443         323,800
Professional services                                      96,713        115,531         366,501         235,213
Other                                                     195,763        212,257         702,504         588,912
                                                     ------------   ------------    ------------    ------------
  Total other expenses                                  1,880,388      1,616,723       7,011,950       4,680,837
                                                     ------------   ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                              1,036,687        938,499       1,309,720       2,561,546

INCOME TAXES                                              366,557        363,607         467,280         967,698
                                                     ------------   ------------    ------------    ------------
NET INCOME                                                670,130        574,892         842,440       1,593,848

OTHER COMPREHENSIVE GAIN (LOSS) ITEMS                     100,147       (177,644)       (154,457)       (187,375)
                                                     ------------   ------------    ------------    ------------
COMPREHENSIVE INCOME                                 $    770,277   $    397,248    $    687,983    $  1,406,375
                                                     ============   ============    ============    ============
NET INCOME PER COMMON SHARE - BASIC                  $       0.21   $       0.15    $       0.25             n/m
                                                     ============   ============    ============    ============
NET INCOME PER COMMON SHARE - DILUTED                $       0.21   $       0.15    $       0.25             n/m
                                                     ============   ============    ============    ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                  Unearned       Accumulated
                                                                  Management       Other
                                                  Additional   Recognition and    Comprehen-  Unearned
                          Common     Treasury      Paid-In       Development         sive       ESOP         Retained
                           Stock       Stock       Capital       Plan Shares         Loss      Shares        Earnings      Total
BALANCE,
  October 1, 1999         $39,729  $(2,322,004)  $35,685,866    $   (18,400)     $(235,360)  $(2,172,420)  $18,927,432  $49,904,843
                                                                                                                         ----------
Comprehensive income:
  Net income                                                                                                   842,440      842,440
  Change in net unreal-
    ized losses on securi-                                                        (154,457)                                (154,457)
    ties
                                                                                                                          ---------
      Total comprehensive
        income (loss)                                                                                                       687,983
                                                                                                                          ---------
Dividends declared ($.09
  per share)                                                                                                  (870,020)   ( 870,020)

Treasury stock issued and
  related tax benefit                   58,650                                                                 (22,900)      35,750

Stock options exercised                202,214                                                                 (78,956)     123,258

Stock repurchase                    (7,560,571)                                                                          (7,560,571)

Release of ESOP shares                                47,877                                     954,316                 1 ,002,193

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                           138,430                                                 138,430

Management Recognition
  and Development Plan
  shares issued (eff 1/00)           1,317,058                   (1,200,281)                                  (116,777)           -

Special cash dividend
  ($4.00 per share)                              (11,715,384)                                                           (11,715,384)
                          -------  ------------  -----------   -------------     ----------  -----------  ------------  -----------
BALANCE,
  June 30, 2000           $39,729  $(8,304,653)  $24,018,359    $(1,080,251)     $(389,817)  $(1,218,104)  $18,681,219  $31,746,482
                          =======  ============  ===========   =============     ==========  ===========  ============  ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $     842,440    $   1,593,848
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, amortization and accretion:
    Premises and equipment                                                      373,600          267,581
    Management Recognition and Development Plan stock awards                    138,430           41,400
    ESOP shares committed to be released                                      1,002,193          114,923
    Loan fees, discounts and premiums - net                                     122,053          (18,504)
    Deferred income taxes                                                       245,271          (75,580)
  Provision for loan losses                                                     363,425          144,153
  Provision for losses on real estate acquired in settlement of loans             4,679           14,828
  Losses on sale of real estate acquired in settlement of loans                  12,137            1,828
  Gain on sale of investments                                                                     (1,750)
  Gains on sales of loans                                                      (814,990)        (655,926)
  Originations of loans receivable for sale to correspondent lenders        (97,378,342)    (101,176,629)
  Proceeds from sales of loans to correspondent lenders                      91,450,990      101,784,926
  Changes in other assets and liabilities                                      (122,359)          44,351
                                                                          -------------     ------------
     Net adjustments                                                         (4,602,914)         485,601
                                                                          -------------     ------------
     Net cash (used in) provided by operating activities                     (3,760,474)       2,079,449
                                                                          -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                 8,523,143       13,201,750
  Purchases of investment securities and FHLB stock                          (8,509,929)      (8,734,261)
  Principal payments received on mortgage-backed and related
    securities                                                                1,939,002        1,281,820
  Purchases of mortgage-backed and related securities                                        (20,713,884)
  Loan originations - net                                                   (25,364,350)     (30,793,912)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                            257,500          271,627
  Net additions to premises and equipment                                    (1,120,566)        (264,182)
                                                                          -------------     ------------
     Net cash used in investing activities                                  (24,275,200)     (45,751,042)
                                                                          -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                        (1,706,784)       6,564,360
  Federal Home Loan Bank advances - net                                      39,000,000       25,200,000
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                  (481,481)        (837,421)
  Dividends declared on common stock                                           (870,020)      (1,009,991)
  Common stock issued under stock option plan                                   159,008           49,943
  Stock repurchase                                                           (7,560,571)
  Issuance of common stock under conversion/reorganization                                    19,440,662
                                                                          -------------     ------------
     Net cash provided by financing activities                               28,540,152       49,407,553
                                                                          -------------     ------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               2000                1999
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $    504,478        $  5,735,960

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               8,886,957           3,047,328
                                                                         -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  9,391,435        $  8,783,288
                                                                         =============        ============
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest on deposits                                                 $  4,988,075        $  5,265,646
     Interest on advances from the Federal Home Loan Bank
       of Des Moines                                                         1,746,679             226,930
     Income taxes                                                              684,397             721,000

NONCASH INVESTING ACTIVITIES:
   Write-down of real estate owned                                               4,679              14,828
   Real estate acquired in settlement of loans                                 105,917             319,518
   Decrease in investments for changes in unrealized
     gains and losses                                                         (245,171)           (296,376)

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                                        13,295,105             356,931
  Issuance of common stock:
    Decrease in stock subscriptions                                                              5,129,497
    Purchase by ESOP                                                                             2,327,600
    Proceeds received from deposit transfers                                                     1,987,515

See accompanying notes to the unaudited consolidated financial statements.

                                                                     (Concluded)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------

1. FINANCIAL STATEMENTS

   The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank (the "Bank"), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

   On December 2, 1998, the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company was completed, resulting in the Company becoming the holding company for the Bank. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of 1.6608 shares for each share of Bank common stock, resulting in 3,965,503 shares of common stock of the Company outstanding upon the completion of the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, that of providing traditional community banking services through its full service branch network.

   In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2000 and September 30, 1999 and its results of operations for the three and nine month periods ended June 30, 2000 and 1999. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1999 contained in the Company's 1999 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.   EARNINGS PER SHARE

                                   Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                 ----------------------   --------------------
                                    2000         1999        2000        1999

        Weighted average shares
          outstanding - basic     3,218,301   3,743,244    3,358,453      n/m
        Common stock equivalent      41,198      16,716       25,890      n/m
                                 -----------  ---------    ---------

        Weighted average shares
        outstanding - diluted     3,259,499   3,759,960    3,384,343      n/m
                                 ==========   =========    =========

        Anti-dilutive shares          5,391       9,555       22,136      n/m
                                 ==========   =========    =========

     Under the Treasury Stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value. Earnings per share for the nine months ended June 30, 1999 are not meaningful because the conversion and reorganization was completed December 2, 1998.

 3.  STOCK COMPENSATION PLANS

     Restricted Stock - On January 21, 2000, shareholders approved a Management Recognition and Development Plan ("MRDP") granting up to 116,380 shares of restricted stock to be awarded to participants. On that same day, the Board of Directors approved awards of 112,307 shares. The restricted stock awards vest over a five-year period. The 112,307 shares of stock were issued from Treasury Stock on the date of the grant. The Company recorded the stock award at market value ($10.69 per share) as unearned MRDP shares in stockholder's equity and will amortize the unearned MRDP shares to compensation expense over the vesting period.

     As a result of the declaration of a special $4.00 per share cash dividend (see Footnote 4), dividends of approximately $449,000 will be paid on unvested shares included in the Company's MRDP, and accounted for as compensation expense. On or about September 5, 2000 (the record date for special cash dividend) unearned MRDP shares will be reduced, with a corresponding change to additional paid-in capital, to reflect the reduction in the value of the shares held by the Plan.

     Stock Option Plan - On January 21, 2000, as a result of shareholder approval on that date of Stock-Based Incentive Plan, the Company granted options to purchase 258,979 shares of Company stock at an exercise price of $10.69 per share to officers and directors of the Company and the Bank. As a result of the special cash dividend (see Footnote 4), the option exercise price will be repriced on or about September 5, 2000 to reflect the proportional change in value

     Employee Stock Option Plan - The special cash distribution to be received by the ESOP was used to prepay a portion of the internally financed debt obligation, and resulted in a charge of approximately $874,000 to compensation expense and release of additional shares to plan participants. Fewer shares will remain to be allocated in the future as a result of this accelerated allocation.

4. DECLARATION OF $4.00 PER SHARE SPECIAL CASH DISTRIBUTION

   On March 31, 2000 the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The dividend will be paid on September 1, 2000 to holders of record as of August 1, 2000. Under NASDAQ stock market rules, the ex-dividend date for the distribution is September 5, 2000. Management expects that it is likely that most, if not all, of that dividend will be considered a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon outstanding shares as of June 30, the Company has recorded an accrual of $13.0 million to reflect this special dividend payable.

5. RECLASSIFICATIONS

   Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation and are not material.

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

Financial Condition

Total assets at June 30, 2000 were $275.6 million, an increase of $31.6 million from $244.0 million at September 30, 1999. The increase in total assets was primarily attributable to increases in loans receivable and loans held for sale, offset by a decrease in mortgage-backed securities and investment securities.

Loans receivable increased $24.8 million from $181.5 million at September 30, 1999 to $206.3 million at June 30, 2000. The increase was largely due to a greater volume of non-conforming (to secondary market guidelines) loans originated for portfolio. Non-conforming loans are usually characterized as having credit histories, and/or underwriting qualities that render them unsaleable to secondary markets. The Bank provides financing for these mortgage loans at higher rates, subject to well-defined underwriting criteria. Non-conforming loans have increased as a result of hiring nine commissioned loan officers capable of generating larger volumes of higher yielding assets. Home Equity Line of Credit loans have grown $7.4 million, from $5.0 million at September 30, 1999 to $12.4 million at June 30, 2000, this growth in prime-based adjustable loans has been offset by a decline in the amount of consumer loans (primarily indirect auto loans) which were $33.8 million at September 30, 1999 and are $26.1 million at June 30, 2000. Management of the Bank has made origination of Home Equity Lines of Credit loans a priority, and has been able to fund this product with the cash flows generated from the normal amortization and prepayments generated by the consumer loan portfolio.

Cash and cash equivalents increased slightly, from $8.9 million at September 30, 1999 to $9.4 million at June 30, 2000. Investments and debt securities declined from $13.2 million at September 30, 1999 to $11.4 million at June 30, 2000. Mortgage-backed securities decreased from $25.4 million at September 30, 1999 to $23.2 million at June 30, 2000 as a result of regular amortization and prepayments. No new investments have been made in mortgage-backed securities.

Total liabilities at June 30, 2000 were $243.8 million, an increase of $49.7 million from $194.1 million at September 30, 1999. The increase in total liabilities was primarily attributable to recording a special $4.00 return of capital dividend, payable in September 2000, and increased borrowings from the Federal Home Loan Bank of Des Moines, offset by a reduction in borrowers' escrow funds for payment of real estate taxes and insurance and a decline in total deposits.

On March 31, 2000, the Board of Directors of the Company declared a special $4.00 per share dividend payable September 1, 2000. Management expects that it is likely that most, if not all, of that dividend will be considered a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon current outstanding shares, the Company has recorded an accrual of $13.0 million to reflect this special dividend payable. The Company is continuing in its authorized share repurchase program, and consequently, this ultimate liability may decrease if additional shares are repurchased.

Deposit account balances declined from $161.3 million at September 30, 1999 to $159.7 million at June 30, 2000. The Bank's checking and money market accounts increased $3.3 million since September 30, 1999 to $35.3 million, but this growth was offset by a decline of $5.0 million in the passbook and certificate balances that was attributed to the closing in September 1999 of a branch office located in Sunset Hills, Missouri. A new branch office was opened in February 2000 in St. Charles County, Missouri. Deposit growth at the new St. Charles office has surpassed management's budgeted expectations in its first five months of operations.

Borrowings increased $39.0 million, from $28.6 million at September 30, 1999 to $67.6 million at June 30, 2000; as proceeds were used to fund portfolio loan growth, deposit outflow and payment of borrowers escrowed real estate taxes of approximately $2.6 million in December 1999.

Total stockholders' equity at June 30, 2000 was $31.7 million, a decrease of $18.2 million from the $49.9 million at September 30, 1999. The decrease is primarily attributable to declaration of a potential special dividend, and the repurchase of 658,795 shares for $7.6 million, payment of regular dividends of $870,000, increase in the amount of unrealized losses on securities held for sale of $154,000, and net income for the nine months ended June 30, 2000 of $842,000. The book value of one share of stock declined from $13.22 at September 30, 1999, to $9.76 at June 30, 2000, and reflects the impact of the special $4.00 per share dividend declared March 31, 2000 and Treasury Stock repurchases.

Non-Performing Assets and Delinquencies

Non-accrual loans amounted to $225,000 at June 30, 2000 as compared to $258,000 at September 30, 1999. The non-accrual loans consisted primarily of single-family residential loans. Accruing loans that were contractually past due 90 days or more at June 30, 2000 amounted to $1.5 million, of which $447,000 were FHA/VA government-insured loans, compared to $363,000 of FHA/VA loans at September 30, 1999. Real estate acquired in settlement of loans, net of allowance for losses decreased to $60,000 at June 30, 2000 from

$228,000 at September 30, 1999, and consisted of single-family residences. The allowance for loan losses was $1.2 million at June 30, 2000, or .56% of total loans and 71% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared with $986,000 at September 30, 1999 or .52% of total loans and 70% of non-performing loans.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2000 and 1999:

All trends for the three months ended June 30, 2000 and 1999 are reflective of the trends for the nine-month periods ended June 30, 2000 and 1999, in all material respects, unless otherwise noted.

General

Net income for the three months ended June 30, 2000 was $670,000, compared to net income of $575,000 for the three months ended June 30, 1999. Net income for the nine months ended June 30, 2000 was $842,000 compared to the nine-month period ended June 30, 1999 of $1.6 million. Comparable fiscal 2000 earnings adjusted for the after-tax impact of the $1.3 million non-recurring compensation expense associated with the special $4.00 return of capital is $1.7 million, a 6% increase over the prior year.

Interest Income

Interest income increased $792,000, or 21% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase resulted primarily from an increase in interest on loans of $736,000, as well as an increase of $182,000 in interest on mortgage-backed securities. These increases were offset by a decrease in interest on investments of $62,000, and decreased income on overnight investments of $64,000.

The increase in interest income on loans resulted from an increase in the average balance of loans outstanding for the three months ended June 30, 1999 of $175.2 million to $209.7 million at June 30, 2000. The weighted average yield on loans increased from 7.39% to 7.58% over the same time period.

The increase in interest income from mortgage-backed securities resulted primarily from an increase in the average balance from $12.2 million for the three months ended June 30, 1999 to $23.5 million for the quarter ended June 30, 2000, offset by a reduction in the weighted average yield from 7.97% in 1999 to 7.26% in 2000. The decrease in the average yield was a reflection of the amortization and prepayment of older higher rate securities, and the purchase of approximately $20.0 million of lower coupon securities in June 1999.

The decrease in income from investments was due to a decline in the average balance, from $17.1 million for the three months ended June 30, 1999 to $11.1 million for the three months ended June 30, 2000, as maturing securities, as well as funds invested in overnight deposits were used to fund additional lending activity and stock repurchases. The average balance of overnight deposits decreased from $12.2 million for the June 1999 quarter to $5.3 million for the June 2000 quarter. The weighted average yield on investments increased from 5.39% to 6.11%, and the weighted average rate on overnight funds increased from 4.66% to 6.16% over the same period of time. The rate increases reflect the upward movement in interest rates during the period.

Interest Expense

Interest expense increased $661,000 for the three months ended June 30, 2000 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $686,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $7.9 million for the quarter ended June 30, 1999 to $50.2 million for the quarter ended June 30, 2000. The weighted average rate on FHLB borrowings increased from 5.82% for the quarter ended June 30, 1999 to 6.38% for the quarter ended June 30, 2000. The increase of advances was used to fund loan originations, purchase mortgage-backed securities, fund net savings withdrawals and to pay borrowers' funds escrowed for annual real estate taxes.

Interest on deposits declined $25,000 for the quarter ended June 30, 2000 compared to the same quarter of the prior year, due to a decrease in the average balance from $158.4 million for the June 1999 quarter to $156.9 million for the June 2000 quarter, a decline of about 1%.

Provision for Loan Losses

The provision for loan losses was $165,000 for the three months ended June 30, 2000 compared to $61,000 for the three months ended June 30, 1999. Management of the Bank deemed it appropriate to increase the provision for loan losses after considering the increase in total non-performing loans, and the increase in consumer loan charge offs.

Non-performing loans were $1.8 million at June 30, 2000, compared to $1.4 million at September 30, 1999. Net charge offs were $78,000 for the June 2000 quarter as a result of losses sustained from auto loans. The Bank discontinued significant investment in auto loans in June of 1999, and decided to emphasize home equity lines of credit, which are prime-based adjustable loans.

The provision for loan losses has increased from $144,000 for the nine months ended June 30, 1999 to $363,000 for the nine months ended June 30, 2000 in response to the changes in delinquencies and charge offs, and because the Bank's investment in high loan to value residential loans and home equity loans has increased. Loans up to 100% of the purchase price are made to borrowers having excellent credit histories and meeting specific underwriting guidelines. To date, the balances in these high loan to value category of loans is less than 6% of total outstanding loans. The Company closely monitors delinquencies on these loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio. Because management adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

Other Income

Other income increased $335,000 for the three months ended June 30, 2000 from $520,000 to $855,000. The increase in other income was the result of an increase in mortgage revenues of $215,000, increased retail banking fees of $125,000, other income of $32,000 offset by a decline in insurance commissions of $38,000

Mortgage revenues increased $215,000, or 79%, from $273,000 for the June 30, 1999 quarter, to $487,000 for the quarter ended June 30, 2000. For the nine-month period ended June 30, 2000, total mortgage revenues were $982,000 compared to $867,000 for the same period one year ago. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended June 30, 2000 increased 39% over the three months ended June 30, 1999. The higher volume of loans sold is the result of addition of 11 commissioned loan officers managers and staff this year. For the nine months ended, the volume of loans sold was 10% less than in fiscal 1999.

Retail banking fees rose 31% from $132,000 in the June 30, 1999 quarter, to $258,000 in the June 30, 2000 quarter. Year to date fees have grown 90%, from $330,000 in fiscal 1999 to $626,000, providing $296,000 additional revenue this year. Management continues to focus on growth of checking accounts, and has seen the number of total checking accounts increase 25%, from 7,800 at September 30, 1999 to 9,700 currently.

Other income increased $32,000 over the three months ended June 30, 1999 and $71,000 over the nine month period ended June 30, 1999. The increase was primarily the result of increased dividends on the stock of the Federal Home Loan Bank of Des Moines. Stock purchases are required to support additional borrowings at the Federal Home Loan Bank. The Bank has increased its stock investment $1.9 million this year. Insurance commissions declined as a result of the sale of the property and casualty book of business, in the fourth quarter of fiscal 1999.

Other Expenses

Other expenses increased $263,000, from $1.6 million in the June 1999 quarter to $1.9 million for the quarter ended June 30, 2000. The increase was primarily due to increases in compensation expense of $251,000; occupancy, equipment and data processing expense of $77,000, offset by decreases in miscellaneous expenses of $63,000. For the nine-month period, other expenses have increased $2.3 million, from $4.7 million in fiscal 1999, to $7.0 million in fiscal 2000. Compensation expense increased $1.9 million over the prior year, but includes $1.3 million of compensation expense resulting from the accelerated releasing of shares of stock for benefit of the employees stock ownership program and dividends on unvested shares of restricted stock awards. These expenses are expected to be non-recurring, and are further expected to result in reduced compensation expense in future periods.

Occupancy and equipment expenses increased from $342,000 for the three months ended June 30, 1999 to $419,000 for the three months ended June 30, 2000 due to higher rent and depreciation expenses. Capital improvements of approximately $1.0 million have been made to upgrade existing offices and to equip the new branch location in St. Charles. Compensation expense for the June 2000 quarter rose as a result of increases in benefits expenses, higher compensation expense relating to restricted stock awards, and higher amounts paid to loan origination employees in connection with the largest quarterly volume of loans closed in the history of the Bank. Lending volume increased from $46.1 million for the June 30, 1999 quarter, to $71.8 million for the June 30, 2000 quarter.

Professional services expense decreased from $116,000 for the quarter ended June 30, 1999 to $97,000 for the quarter ended June 30, 2000. Year to date, professional services increased $131,000, from $235,000 for the nine-month period ended June 30, 1999 to $366,000 for the nine months ended June 30, 2000, and were primarily associated with the special $4.00 return of capital dividend.

Other expenses decreased $16,000 for the quarter, but for the nine months ended June 30, 2000, other expense have risen $114,000 from $589,000 for the June 30, 1999 period, to $703,000 for the June 30, 2000 period, primarily as a result of increased purchases of stationery and supplies, and losses on dispositions of foreclosed properties, increased postage expense, and costs associated with home equity lines of credit.


Income Taxes

The provision for income taxes of $367,000 for the three-month period ended June 30, 2000, was little changed compared to the three-month period expense of $364,000 for June 30, 1999. For the nine months year to date, taxes have decreased from $968,000 for the nine months ended June 30, 1999 to $467,000 for the nine months ended June 30, 2000. The decrease was primarily attributable to the net operating loss recorded in the quarter ended March 31, 2000 that resulted from the recording of compensation expense of approximately $1.3 million associated with the recording of the special $4.00 per share cash dividend. The effective tax rate for the quarter was 35.3%, and for the year to date is 35.7%.


Liquidity and Capital Resources

Federal regulations require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. The Bank attempts to maintain levels of liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk. For the quarter ended June 30, 2000, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 20.78%.

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 2000, the Bank had outstanding commitments to originate loans of $7.2 million, and commitments to sell loans of $19.6 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $75.8 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements for funding of loans and withdrawals of deposits. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Des Moines (FHLB) under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At June 30, 2000, the Bank had approximately $41.9 million available to it under the above-mentioned borrowing arrangement. At June 30, 2000, the Bank had $67.6 million in advances from the FHLB. The Company believes it has the ability to borrow from other sources.

At June 30, 2000 the Company was engaged in negotiations with another financial institution to borrow $13.0 million in September 2000 to fund the special $4.00 cash dividend. The borrowings are expected to be short-term and prime-based. The collateral requirement for the loan is 100% of the common stock of Pulaski Bank.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (OTS) regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one- to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at June 30, 2000.

                                                                                                 To be Categorized as
                                                                                                  "Well Capitalized"
                                                                                                     Under Prompt
                                                                         For Capital               Corrective Action
                                                  Actual              Adequacy Purposes                Provisions
                                            ------------------      ---------------------      -------------------------
(Dollars in Thousands)                       Amount     Ratio       Amount          Ratio        Amount         Ratio
As of June 30, 2000:
 Tangible capital (to total assets)         $41,005     15.10%      $ 4,074         1.50%             N/A        N/A
 Core capital (to total assets)              41,005     15.10%        8,158         3.00%             N/A        N/A
Total risk-based capital (to risk-
   weighted assets)                          42,248     25.76%       13,122         8.00%        $ 16,403      10.00%
Tier I risk-based capital (to risk-
   weighted assets)                          41,005     25.00%          N/A          N/A            9,842       6.00%

Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2000 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 other than an increase in borrowings from the Federal Home Loan Bank of Des Moines - as disclosed in the financial statements.

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

         A. Exhibits

         3.1   Certificate of Incorporation of Pulaski Financial Corp.*

         3.2   Bylaws of Pulaski Financial Corp.*

         4.0   Form of Certificate for Common Stock*

         27.0  Financial Data Schedule

         B. Reports on Form 8-K

         On April 4, 2000 the Company filed an 8-K announcing the Board of Directors declaration of a $4.00 special cash distribution payable on September 1, 2000 to all stockholders as of August 1, 2000. The press release announcing the declaration of the special cash distribution was filed by exhibit.

         ---------------------------------------------------------------------
         * Incorporated by reference from the Form S-1 (Registration No.333-56465), as amended, as filed on June 9, 1998.

                                  SIGNATURES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PULASKI FINANCIAL CORP.

Date: August 11, 2000                 /S/ William A. Donius
     ----------------------           ------------------------------------
                                      William A. Donius
                                      Chairman and Chief Executive Officer


Date: August 11, 2000                 /S/Thomas F. Hack
     ----------------------           ------------------------------------
                                      Thomas F. Hack
                                      Chief Financial Officer/Treasurer