Form 10-Q/A
period 2000-03-31
PULASKI FINANCIAL CORP
filed 2000-12-29
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               March 31, 2000
                               --------------------------------------------

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

                                     0-24571
--------------------------------------------------------------------------------
                             Commission File Number

             Delaware                                           43-1816913
--------------------------------------------         ---------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

             12300 Olive Boulevard
             St. Louis, Missouri                               63141-6434
--------------------------------------------         ---------------------------
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      Yes        X                                            No
               -----                                              ------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at May 12, 2000
--------------------------------------------         ---------------------------
Common Stock, par value $.01 per share                     3,238,398 shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q/A

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10Q/A for the fiscal quarter ended March 31, 2000, as set forth in the pages attached hereto (see Note 6 to the consolidated financial statements).


PART I        FINANCIAL INFORMATION                                                                                Page
Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 2000 and September 30, 1999 (Unaudited)                         1

           Consolidated Statements of Income and Comprehensive (Loss) Income  for
              the Three and Six Months Ended March 31, 2000 and 1999 (Unaudited)                                    2

           Consolidated Statement of Stockholders' Equity for the Six Months Ended
              March 31, 2000 (Unaudited)                                                                            3

           Consolidated Statements of Cash Flows for the Six Months Ended
              March 31, 2000 and 1999 (Unaudited)                                                                  4-5

           Notes to Consolidated Financial Statements (Unaudited)                                                  6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    10-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                16


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                       17

Item 2.    Changes in Securities and Use of Proceeds                                                               17

Item 3.    Defaults Upon Senior Securities                                                                         17

Item 4.    Submission of Matters to a Vote of Security-Holders                                                     17

Item 5.    Other Information                                                                                       17

Item 6.    Exhibits and Reports on Form 8-K                                                                        18

           Signatures                                                                                              19

           Financial Data Schedule                                                                                 20

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    March 31,          September 30,
ASSETS                                                                                                 2000                1999
                                                                                                  (As restated,
                                                                                                    see Note 6)
Cash and amounts due from depository institutions                                                 $     639,931       $   3,486,957
Federal funds sold and overnight deposits                                                             5,500,000           5,400,000
                                                                                                 --------------       -------------
           Total cash and cash equivalents                                                            6,139,931           8,886,957

Investment securities available for sale, at market value                                             4,401,281           4,234,145
Investments in debt securities held to maturity, at amortized cost (market value, $4,969,819
  and $9,002,455, at March 31, 2000 and September 30, 1999, respectively)                             5,008,330           9,010,427
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
  $3,682,813 and $4,154,784 at March 31, 2000 and September 30, 1999, respectively)                   3,574,742           3,996,748
Mortgage-backed and related securities available for sale, at market value                           20,263,509          21,356,446
Loans receivable held for sale, at lower of cost or market                                            6,164,630           8,159,085
Loans receivable, net of allowance for loan losses of $1,158,284 and $985,773 at
  March 31, 2000 and September 30, 1999, respectively                                               196,026,033         181,532,561
Federal Home Loan Bank stock - at cost                                                                1,980,000           1,501,200
Real estate acquired in settlement of loans, net of allowance for losses of
  $10,198 and $17,161 at March 31, 2000 and September 30, 1999, respectively                            135,494             228,002
Premises and equipment - net                                                                          2,630,428           2,235,412
Accrued interest receivable:
  Investment securities                                                                                 147,874             153,637
  Mortgage-backed securities                                                                            145,132             151,903
  Loans                                                                                               1,130,738           1,041,503
  Other                                                                                                     939                 818
Other assets                                                                                          2,673,763           1,485,537
                                                                                                 --------------       -------------

TOTAL                                                                                             $ 250,422,824       $ 243,974,381
                                                                                                 ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                        $ 161,318,501       $ 161,370,542
  Advances from Federal Home Loan Bank of Des Moines                                                 39,600,000          28,600,000
  Advance payments by borrowers for taxes and insurance                                               1,140,309           2,440,520
  Accrued interest payable                                                                              205,956             221,881
  Dividends payable                                                                                  14,280,718             339,740
  Other liabilities                                                                                     977,005           1,096,855
                                                                                                 --------------       -------------
              Total liabilities                                                                     217,522,489         194,069,538
                                                                                                 --------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares; 3,972,886
    and 3,972,886 shares issued at March 31, 2000 and September 30, 1999, respectively                   39,729              39,729
  Treasury stock - at cost (481,488 and 198,000 shares, respectively)                                (5,366,054)         (2,322,004)
  Additional paid-in capital                                                                         23,099,736          35,685,866
  Unearned MRDP shares                                                                               (1,140,266)            (18,400)
  Unearned ESOP shares (unreleased shares, 125,475 and 217,242 respectively)                         (1,254,743)         (2,172,420)
  Accumulated other comprehensive loss                                                                 (489,963)           (235,360)
  Retained earnings                                                                                  18,011,896          18,927,432
                                                                                                 --------------       -------------
          Total stockholders' equity                                                                 32,900,335          49,904,843
                                                                                                 --------------       -------------

TOTAL                                                                                             $ 250,422,824       $ 243,974,381
                                                                                                 ==============       =============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             Three Months Ended               Six Months Ended
                                                                                   March 31,                      March 31,
                                                                          --------------------------    ----------------------------
                                                                               2000          1999            2000          1999
                                                                         (As restated,                  (As restated,
                                                                          see Note 6)                    see Note 6)
INTEREST INCOME:
  Loans receivable                                                        $ 3,687,271    $ 3,108,274    $ 7,163,561    $ 6,193,816
  Investment securities                                                       166,303        254,757        347,275        543,411
  Mortgage-backed and related securities                                      433,886        118,482        879,413        248,994
  Other                                                                        81,272        214,270        180,901        334,306
                                                                          -----------    -----------    -----------    -----------
           Total interest income                                            4,368,732      3,695,783      8,571,150      7,320,527
                                                                          -----------    -----------    -----------    -----------

INTEREST EXPENSE:
  Deposits                                                                  1,596,282      1,658,577      3,187,966      3,399,669
  Advances from Federal Home Loan Bank                                        534,516         42,642        946,092        112,082
  Other                                                                                                                     46,010
                                                                          -----------    -----------    -----------    -----------
           Total interest expense                                           2,130,798      1,701,219      4,134,058      3,557,761
                                                                          -----------    -----------    -----------    -----------

NET INTEREST INCOME                                                         2,237,934      1,994,564      4,437,092      3,762,766

PROVISION FOR LOAN LOSSES                                                      71,568         43,832        198,642         83,414
                                                                          -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                               2,166,366      1,950,732      4,238,450      3,679,352
                                                                          -----------    -----------    -----------    -----------

OTHER INCOME:
  Retail banking fees                                                         194,194        107,853        367,894        197,434
  Mortgage revenues                                                           219,190        281,616        494,985        594,365
  Insurance commissions                                                        85,621         87,929        207,185        158,837
  Other                                                                        48,389         30,141         96,080         57,173
                                                                          -----------    -----------    -----------    -----------
           Total other income                                                 547,394        507,539      1,166,144      1,007,809
                                                                          -----------    -----------    -----------    -----------

OTHER EXPENSES:
  Compensation expense - special dividend                                   1,355,602              -      1,355,602              -
  Salaries and employee benefits                                            1,055,774        848,181      1,915,931      1,644,288
  Occupancy, equipment and data processing expense                            414,409        347,726        897,933        672,864
  Federal insurance premiums                                                    8,796         25,508         33,293         49,098
  Advertising                                                                 107,786         96,937        184,921        201,527
  Professional services                                                       157,556         76,203        269,788        119,682
  Other                                                                       255,193        218,388        506,742        376,654
                                                                          -----------    -----------    -----------    -----------
           Total other expenses                                             3,355,116      1,612,943      5,164,210      3,064,113
                                                                          -----------    -----------    -----------    -----------

(LOSS) INCOME BEFORE INCOME TAXES                                            (641,356)       845,328        240,384      1,623,048

INCOME TAXES                                                                  104,005        315,254        419,577        604,091
                                                                          -----------    -----------    -----------    -----------

NET (LOSS) INCOME                                                            (745,361)       530,074       (179,193)     1,018,957

OTHER COMPREHENSIVE LOSS ITEMS                                                (68,216)        (5,938)      (254,603)        (9,731)
                                                                          -----------    -----------    -----------    -----------

COMPREHENSIVE (LOSS) INCOME                                               $  (813,577)   $   524,136    $  (433,796)   $ 1,009,226
                                                                          ===========    ===========    ===========    ===========
NET (LOSS) INCOME PER COMMON SHARE - BASIC                                $     (0.22)   $      0.14    $     (0.05)           n/m
                                                                          ===========    ===========    ===========    ===========
NET (LOSS) INCOME PER COMMON SHARE - DILUTED                              $     (0.22)   $      0.14    $     (0.05)           n/m
                                                                          ===========    ===========    ===========    ===========

See accompanying notes to the unaudited consolidated financial statements

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                              Unearned
                                                             Management     Accumulate
                                              Additional   Recognition and     Other        Unearned
                      Common     Treasury      Paid-In       Development    Comprehensive     ESOP        Retained
                      Stock       Stock        Capital       Plan Shares        Loss         Shares       Earnings        Total
BALANCE,
  October 1, 1999      $39,729  $(2,322,004)  $ 35,685,866      $ (18,400)     $(235,360)   $(2,172,420)  $18,927,432   $49,904,843
                                                                                                                        -----------

Comprehensive loss:
  Net loss (As restated,
    see Note 6)                                                                                              (179,193)     (179,193)
  Change in net unrealized
   losses on securities                                                         (254,603)                                  (254,603)
                                                                                                                        -----------
           Total comprehensive
             loss                                                                                                          (433,796)
                                                                                                                        -----------

Dividends declared
  ($.09 per share)                                                                                           (596,666)     (596,666)

Stock options exercised
  and related tax benefit            58,650          4,832                                                    (22,900)       40,582

Stock repurchase                 (4,419,758)                                                                             (4,419,758)

Release of ESOP shares
  (As restated, see Note 6)                         87,466                                      917,677                   1,005,143

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                          78,415                                                    78,415

Management Recognition
  and Development Plan
  shares issued                   1,317,058                    (1,200,281)                                   (116,777)       -

Special cash dividend
  ($4.00 per share)                            (12,678,428)                                                             (12,678,428)
                      -------   -----------  -------------    -----------      ---------    -----------   -----------    -----------

BALANCE,
  March 31, 2000      $39,729   $(5,366,054) $  23,099,736    $(1,140,266)     $(489,963)   $(1,254,743)  $18,011,896    $32,900,335
                      =======   ===========  =============    ===========      =========    ===========   ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                2000               1999
                                                                                           (As restated,
                                                                                            see Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                         $   (179,193)      $  1,018,957
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                                     241,574            172,929
      Management Recognition and Development Plan stock awards                                    78,415             27,600
      ESOP shares committed to be released                                                     1,005,143             74,293
      Loan fees, discounts and premiums - net                                                      6,949            (29,166)
    Deferred income taxes                                                                        155,499            (40,683)
    Provision for loan losses                                                                    198,642             83,414
    Provision for losses on real estate acquired in settlement of loans                            4,679             14,828
    (Gains) losses on sales of real estate acquired in settlement of loans                        13,746             (6,401)
    Gain on sale of investments                                                                                      (1,750)
    Gains on sales of loans                                                                     (384,226)          (452,162)
    Originations of loans receivable for sale to correspondent lenders                       (45,453,545)       (70,810,853)
    Proceeds from sales of loans to correspondent lenders                                     47,832,226         70,401,162
    Changes in other assets and liabilities                                                     (176,458)            43,827
                                                                                              ----------         ----------
          Net adjustments                                                                      3,522,644           (522,962)
                                                                                              ----------         ----------

          Net cash provided by operating activities                                            3,343,451            495,995
                                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                                  7,532,215          8,550,000
  Purchases of investment securities and FHLB stock                                           (4,088,929)        (4,078,018)
  Principal payments received on mortgage-backed and related
    securities                                                                                 1,129,873            983,205
  Loan originations - net                                                                    (14,878,952)       (13,956,206)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                                             180,000            113,501
  Net additions to premises and equipment                                                       (636,590)          (217,694)
                                                                                              ----------         ----------
          Net cash used in investing activities                                              (10,762,383)        (8,605,212)
                                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                            (52,041)         5,595,832
  Federal Home Loan Bank advances - net                                                       11,000,000           (300,000)
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                                 (1,300,211)        (1,500,363)
  Dividends paid on common stock                                                                (596,666)          (672,928)
  Treasury stock issued under stock option plan                                                   40,582
  Stock repurchases                                                                           (4,419,758)
  Issuance of common stock under conversion/reorganization                                                       19,440,662
                                                                                              ----------         ----------
          Net cash provided by financing activities                                            4,671,906         22,563,203
                                                                                              ----------         ----------

                                                                                                                   (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     2000             1999
                                                                                (As restated,
                                                                                 see Note 6)
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                   $ (2,747,026)      $14,453,986

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     8,886,957         3,047,328
                                                                                ------------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  6,139,931       $17,501,314
                                                                                ============       ===========

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


See accompanying notes to the unaudited consolidated financial statements                            (Concluded)


PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    FINANCIAL STATEMENTS

      The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiaries, Pulaski Bank, A Federal Savings Bank (the "Bank") and Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

      On December 2, 1998, the conversion of Pulaski Bancshares, M.H.C. from a federal mutual holding company to a stock holding company was completed, resulting in the Company becoming the holding company for the Bank. In connection with the Conversion and Reorganization, the Company sold 2,909,500 shares of its common stock to the public at $10 per share in a public offering ("Offering"), including 232,760 shares purchased by the Company's Employee Stock Ownership Plan. In addition, 1,056,003 shares of common stock of the Company were issued in exchange for shares of stock of the Bank previously held by public stockholders at an exchange ratio of
      1.6608 shares for each share of Bank common stock, resulting in 3,965,503 shares of common stock of the Company outstanding at the completion of the Conversion and Reorganization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds from the Offering retained by the Company, and no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2000 and September 30, 1999 and the results of its operations for the three and six month periods ended March 31, 2000 and 1999. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1999 contained in the Company's 1999 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2.    EARNINGS PER SHARE

                                                          Three Months Ended                Six Months Ended
                                                                March 31,                       March 31,
                                                        -------------------------        -----------------------
                                                          2000            1999               2000           1999
Weighted average shares
  outstanding - basic                                   3,378,878       3,736,665          3,428,147         n/m
Dilutive common shares                                     -                6,830              -             n/m
                                                       ----------      ----------         ----------

Weighted average shares
  outstanding - diluted                                 3,378,878       3,743,495          3,428,147          n/m
                                                        =========       =========          =========

Anti-dilutive shares                                      273,082           9,909            172,494          n/m
                                                        =========       =========          =========

      Under the Treasury Stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value. Earnings per share for the six months ended March 31, 1999 are not meaningful due to the stock conversion/ reorganization which was completed December 2, 1998.

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

      As a result of the declaration of a special cash dividend of $4.00 per share (see Note 4), dividends of approximately $449,000 will be paid on unvested shares included in the Company's MRDP, and accounted for as compensation expense. On or about September 1, 2000 (the payment date for the special cash dividend) unearned MRDP shares will be reduced, with a corresponding charge to additional paid-in capital, to reflect the reduction in the value of the shares held by the Plan.

      Stock Option Plan - On January 21, 2000, as a result of shareholder approval on that date of the Company's Stock-Based Incentive Plan, the Company granted options to purchase 258,979 shares of common stock at an exercise price of $10.69 per share to officers and directors of the Company and the Bank. As a result of the special cash dividend (see Note
      4), the option exercise price will be repriced on or about September 5, 2000, the x-dividend date, to reflect the proportional change in value.

      Employee Stock Option Plan - It is anticipated that the special cash distribution to be received by the ESOP will be used to prepay a portion of the internally financed debt obligation. This resulted in a charge of approximately $906,000 compensation expense related to the commitment to release additional shares to plan participants. This compensation charge will not be deductible for income tax purposes and results in an abnormal tax rate for the period. Fewer shares will remain to be allocated in the future as a result of this accelerated allocation.

4.    DECLARATION OF $4.00 PER SHARE SPECIAL CASH DISTRIBUTION

      On March 31, 2000, the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The dividend will be paid on September 1, 2000. The distribution is being made to reduce the excess capital levels created when the Company converted to full stock in December 1998. The Company expects that most of the distribution will be a non-taxable return of capital.

5.    RECLASSIFICATIONS

      Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation.

6.    RESTATEMENT

      In September 2000, the Company paid a $4.00 a share return of capital (see
      Note 4) to the Company's Employee Stock Ownership Plan ("ESOP"). Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended March 31, 2000, a determination was made by the Company that the compensation expense (approximately $906,000) associated with the payment of the $4.00 return of capital to the Employees Stock Ownership Plan would not be deductible for income tax purposes. In addition, the Company determined that the actual number of unallocated ESOP shares which were subject to the $4.00 a share return of capital was 213,363, rather than 209,484 as previously reported. These additional shares resulted in additional compensation expense of approximately $33,000. As a result, the consolidated financial statements as of and for the three and six months ended March 31, 2000 have been restated from amounts previously reported.

      A summary of the significant effects of the restatement is as follows:


                                                                               As Previously             As
                                                                                   Reported            Restated
As of March 31, 2000:
  Other assets                                                                   $ 2,977,101         $ 2,673,763
  Total assets                                                                   250,726,162         250,422,824
  Additional paid-in capital                                                      23,053,726          23,099,736
  Unearned ESOP shares                                                            (1,256,897)         (1,254,743)
  Retained earnings                                                               18,363,398          18,011,896
  Stockholders' equity                                                            33,203,673          32,900,335
  Total liabilities and stockholders' equity                                     250,726,162         250,422,824

For the three months ended March 31, 2000:
  Compensation expense - special dividend                                        $ 1,322,954         $ 1,355,602
  Total other expenses                                                             3,322,468           3,355,116
  Loss before income taxes                                                          (608,708)           (641,356)
  Income taxes (benefit) expense                                                    (214,849)            104,005
  Net loss                                                                          (393,859)           (745,361)
  Comprehensive loss                                                                (462,075)           (813,577)
  Net loss per common share - basic                                                    (0.12)              (0.22)
  Net loss per common share - diluted                                                  (0.12)              (0.22)


                                                                                   As Previously          As
                                                                                      Reported          Restated
For the six months ended March 31, 2000:
  Compensation expense - special dividend                                            $1,322,954       $1,355,602
  Total other expenses                                                                5,131,562        5,164,210
  Income before income taxes                                                            273,032          240,384
  Income taxes                                                                          100,723          419,577
  Net income (loss)                                                                     172,309         (179,193)
  Comprehensive loss                                                                    (82,294)        (433,796)
  Net income (loss) per common share - basic                                               0.05            (0.05)
  Net income (loss) per common share - diluted                                             0.05            (0.05)



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


RESTATEMENT

In September 2000, the Company paid a $4.00 a share return of capital (see Note 4 to the consolidated financial statements) to the Company's Employee Stock Ownership Plan ("ESOP"). Subsequent to the issuance of the Company's consolidated financial statements for the three and six months ended March 31, 2000, a determination was made by the Company that the compensation expense (approximately $906,000) associated with the payment of the $4.00 return of capital to the Employees Stock Ownership Plan would not be deductible for income tax purposes. In addition, the Company determined that the actual number of unallocated ESOP shares which were subject to the $4.00 a share return of capital was 213,363, rather than 209,484 as previously reported. These additional shares resulted in additional compensation expense of approximately $33,000. As a result, the consolidated financial statements as of and for the three and six months ended March 31, 2000 have been restated from amounts previously reported (see Note 6 to the consolidated financial statements).


GENERAL

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.


FINANCIAL CONDITION

Total assets at March 31, 2000 were $250.4 million, an increase of $6.4 million from $244.0 million at September 30, 1999. The increase in total assets was primarily attributable to increases in loans receivable, offset by decreases in investments and debt securities, cash equivalents, mortgage-backed securities, and loans held for sale.

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

Cash and cash equivalents decreased from $8.9 million at September 30, 1999 to $6.1 million at March 31, 2000. Investments and debt securities declined from $13.2 million at September 30, 1999 to $9.4 million at March 31, 2000. Mortgage-backed securities decreased from $25.4 million at September 30, 1999 to $23.8 million at March 31, 2000. These declines were due to utilization of overnight investments, maturities and cash flows to fund loan growth.

Total liabilities at March 31, 2000 were $217.5 million, an increase of $23.4 million from $194.1 million at September 30, 1999. The increase in total liabilities was primarily attributable to recording a special $4.00 return of capital dividend, payable in September 2000, and increased borrowings from the Federal Home Loan Bank , offset by a reduction in borrowers' escrow funds for payment of real estate taxes and insurance.

On March 31, 2000, the Board of Directors of the Company declared a special $4.00 per share dividend payable September 1, 2000. Management expects that most, if not all, of that dividend will be a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon current outstanding shares, an accrual of approximately $14.0 million was made to reflect this special dividend payable. The Company is continuing in its authorized share repurchase program, and consequently, this ultimate liability may decrease if additional shares are repurchased.

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

Total stockholders' equity at March 31, 2000 was $32.9 million, a decrease of $17.0 million from the $49.9 million at September 30, 1999. The decrease is primarily attributable to declaration of a potential special dividend, and the repurchase of 400,795 shares for $4.4 million, payment of regular dividends of $597,000, increase in the amount of unrealized losses on securities held for sale of $255,000, and net loss for the six months ended March 31, 2000 of $179,000.

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


GENERAL

Net loss for the three months ended March 31, 2000 was $745,000, compared to net income of $530,000 for the three months ended March 31, 1999. Net loss for the six months ended March 31, 2000 was $179,000 compared to the six-month period ended March 31, 1999 of $1.0 million. The current period loss is caused by a one-time non-recurring recognition of compensation expense totaling $1.4 million associated with the Company's $4.00 a share special dividend declaration and its effect on restricted stock awards under the Company's 2000 Stock-Based Benefit Plan and on the Employee Stock Ownership Plan.


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

INTEREST EXPENSE

Interest expense increased $430,000 for the three months ended March 31, 2000 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $492,000 on borrowings from the Federal Home Loan Bank (FHLB). The average balance of borrowings increased from $2.9 million for the quarter ended March 31, 1999 to $35.0 million for the quarter ended March 31, 2000. The weighted average rate on FHLB borrowings increased from 5.87% for the quarter ended March 31, 1999 to 6.11% for the quarter ended March 31, 2000. The increase in the average balance is attributable primarily to the use of advances to purchase mortgage-backed securities, fund loan originations, payment of borrowers' funds escrowed for annual real estate taxes, and net savings withdrawals.

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


PROVISION FOR LOAN LOSSES

The provision for loan losses was $72,000 for the three months ended March 31, 2000 compared to $44,000 for the three months ended March 31, 1999. Management of the Bank deemed it necessary to increase the provision for loan losses after considering an increase in total non-performing loans to $1.6 million at March 31, 2000 from $1.4 million at September 30, 1999 and because of the Bank's investment in high loan to value residential loans and home equity loans has increased. Loans up to 100% of the purchase price are made to borrowers having excellent credit histories and high personal income. To date, the balances in these high loan to value category of loans is less than 6% of total outstanding loans. The Company closely monitors delinquencies on these loans.

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

Retail banking fees rose from $108,000 in the March 1999 quarter to $194,000 for the March 2000 quarter, which represents an 80% increase over the corresponding period of the prior year as a result of the growth in checking accounts. The number of net new checking accounts increased by 11%. Other income increased primarily as a result of increased dividends received on greater FHLB stock holdings, which are required to support additional borrowings from the FHLB. For the year, approximately $480,000 additional stock has been purchased.

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

Mortgage revenues declined 22%, or $62,000, from $281,000 for the quarter ended March 1999 to $219,000 for the quarter ended March 2000. For the six-month period ended March 31, 2000, these revenues totaled $495,000 compared to $594,000 for the same period one year ago. This 17% decline in revenue was due to a 32% decline in total volume of loans sold. However, mortgage and home equity lines of credit loans closed during the month of March 2000 totaled $23.9 million. The majority of these closed loans will be sold, and any resulting revenues will be realized in the subsequent quarter. That is a new monthly record for Pulaski Bank, and is a result of concentrated effort to grow lending activity. In November 1999, the Bank hired a Senior Vice-President/Sales Manager and subsequently four-commissioned loan officers to implement the Bank's growth strategy.


OTHER EXPENSES

Other expenses increased $1.7 million, from $1.6 million for the March 1999 quarter, to $3.3 million for the three months ended March 31, 2000. The increase was primarily due to the declaration of a special $4.00 per share dividend. Compensation expense in the amount of $1.4 million was recorded to reflect accelerated releasing of shares of stock for benefit of the employees stock ownership program and dividends on unvested shares of restricted stock awards. These expenses are expected to be non-recurring, and are further expected to result in reduced compensation expense in future periods. Excluding the compensation expense relating to the special dividend, compensation expense increased $208,000 for the quarter, and $272,000 for the six-month period compared to the previous year. Compensation expense increased primarily as a result of an expanded work force, salary increases and impact of the decline in year to date mortgage-lending volume on the deferral of loan origination expense. Mortgage lending volume declined 27% for the six-month period ended March 31, 2000 compared to the six months ended March 31, 1999.

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


INCOME TAXES

The provision for income taxes decreased $211,000 to $104,000 for the three months ended March 31, 2000 from $315,000 for the three months ended March 31, 1999. The decrease was primarily attributable to lower operating results for the quarter. The non-deductibility of approximately $906,000 of compensation expense relating to the release of shares that resulted from the use of the special $4.00 return of capital paid to the Employee Stock Ownership Plan that are not deductible for income tax purposes resulted in an abnormal tax rate for the period.



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

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At March 31, 2000, the Bank had outstanding commitments to originate loans of $16.1 million, and commitments to sell loans on a best-efforts basis of $15.2 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $77.3 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. At March 31, 2000, the Bank had approximately $77.8 million available to it under the above-mentioned borrowing arrangement. At March 31, 2000, the Bank had $39.6 million in advances from the FHLB. The Company believes it has the ability to borrow from other sources.

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

The following table (as restated, see Note 6 to the consolidated financial statements) illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at March 31, 2000.


                                                                                               To be Categorized as
                                                                                                "Well Capitalized"
                                                                                                    Under Prompt
                                                                       For Capital              Corrective Action
                                              Actual                Adequacy Purposes               Provisions
                                   ----------------------------- --------------------------  ---------------------------
(Dollars in Thousands)                Amount           Ratio        Amount        Ratio          Amount        Ratio
As of  March 31, 2000:
  Tangible capital (to
  total assets)                      $39,993          16.35 %       $ 3,667       1.50 %            N/A         N/A
Core capital (to total
  assets)                             39,993          16.35 %         7,348       3.00 %            N/A         N/A
Total risk-based capital
  (to risk-weighted assets)           41,149          26.17 %        12,225       8.00 %         $15,281       10.00 %
Tier I risk-based capital
  (to risk-weighted assets)           39,993          26.17 %          N/A         N/A             9,168        6.00 %
Tier I leverage capital (to
  average assets)                     39,993          16.83 %          N/A         N/A            11,859        5.00 %



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

Item 5.  Other Information: Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         2.1    Certificate of Incorporation of Pulaski Financial Corp.*

         2.2    Bylaws of Pulaski Financial Corp.*

         4.0    Form of Certificate for Common Stock*

         10.1   Pulaski Financial Corp. 2000 Stock-Based Incentive Plan**

         27.0   Financial Data Schedule

--------------------------------------------------------------------------------
         * Incorporated by reference from the Form S-1 (Registration No.333-56465), as amended, as filed on June 9, 1998.

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



                                           PULASKI FINANCIAL CORP.

Date:     December 29, 2000                /S/William A. Donius
         -----------------------           -------------------------------------
                                           William A. Donius
                                           Chairman and Chief Executive Officer



Date:     December 29, 2000                /S/Thomas F. Hack
         -----------------------           -------------------------------------
                                           Thomas F. Hack
                                           Chief Financial Officer/Treasurer