Form 10-Q/A
period 2000-06-30
PULASKI FINANCIAL CORP
filed 2000-12-29
CIK 1062438

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                               -------------------------------------------------

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

                                    0-24571
--------------------------------------------------------------------------------
                            Commission File Number

               Delaware                                 43-1816913
-----------------------------------------    --------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

         12300 Olive Boulevard
          St. Louis, Missouri                           63141-6434
-----------------------------------------    --------------------------------
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

           Yes      X        No  _______
                 -------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 10, 2000
-----------------------------------------    --------------------------------
Common Stock, par value $.01 per share                3,217,322  shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                  FORM 10-Q/A

                                 JUNE 30, 2000

                               TABLE OF CONTENTS

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10Q/A for the fiscal quarter ended June 30, 2000, as set forth in the pages attached hereto (see Note 6 to the consolidated financial statements).

PART I        FINANCIAL INFORMATION                                                                               Page
Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 2000 and September 30, 1999 (Unaudited)                          1

           Consolidated Statements of Income and Comprehensive Income for
              the Three and Nine Months Ended June 30, 2000 and 1999 (Unaudited)                                    2

           Consolidated Statement of Stockholders' Equity for the Nine months Ended
              June 30, 2000 (Unaudited)                                                                             3

           Consolidated Statements of Cash Flows for the Nine months Ended
              June 30, 2000 and 1999 (Unaudited)                                                                   4-5

           Notes to Consolidated Financial Statements (Unaudited)                                                  6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    10-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                16


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                       17

Item 2.    Changes in Securities and Use of Proceeds                                                               17

Item 3.    Defaults Upon Senior Securities                                                                         17

Item 4.    Submission of Matters to a Vote of Security-Holders                                                     17

Item 5.    Other Information                                                                                       17

Item 6.    Exhibits and Reports on Form 8-K                                                                        17

           Signatures                                                                                              18

           Financial Data Schedule                                                                                 19

                        PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,           September 30,
ASSETS                                                                                          2000                 1999
                                                                                            (As restated,
                                                                                              see Note 6)
Cash and amounts due from depository institutions                                           $   4,391,435       $   3,486,957
Federal funds sold and overnight deposits                                                       5,000,000           5,400,000
                                                                                            -------------       -------------
           Total cash and cash equivalents                                                      9,391,435           8,886,957

Investment securities available for sale, at market value                                       4,415,281           4,234,145
Investment securities held to maturity, at amortized cost (market value,
  $6,964,729 and $9,002,455, at June 30, 2000 and September 30, 1999,
  respectively)                                                                                 6,994,565           9,010,427
Mortgage-backed and related securities held to maturity, at amortized cost (market
  value, $3,426,058 and $4,154,784 at June 30, 2000 and September 30, 1999, respectively)       3,329,206           3,996,748
Mortgage-backed and related securities available for sale, at market value                     19,855,991          21,356,446
Loans receivable held for sale, at lower of cost or market                                     14,901,427           8,159,085
Loans receivable, net of allowance for loan losses of $1,245,074 and $985,773 at
  June 30, 2000 and September 30, 1999, respectively                                          206,255,196         181,532,561
Federal Home Loan Bank stock - at cost                                                          3,380,000           1,501,200
Real estate acquired in settlement of loans, net of allowance for losses of
  $4,486 and $17,161 at June 30, 2000 and September 30, 1999, respectively                         59,603             228,002
Premises and equipment - net                                                                    2,982,378           2,235,412
Accrued interest receivable:
  Investment securities                                                                           112,375             153,637
  Mortgage-backed securities                                                                      140,266             151,903
  Loans                                                                                         1,271,675           1,041,503
  Other                                                                                               979                 818
Other assets                                                                                    2,201,547           1,485,537
                                                                                            -------------       -------------
TOTAL                                                                                       $ 275,291,924       $ 243,974,381
                                                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                  $ 159,663,758       $ 161,370,542
  Advances from Federal Home Loan Bank of Des Moines                                           67,600,000          28,600,000
  Advance payments by borrowers for taxes and insurance                                         1,959,039           2,440,520
  Accrued interest payable                                                                         41,419             221,881
  Dividends payable                                                                            13,295,105             339,740
  Other liabilities                                                                             1,289,459           1,096,855
                                                                                            -------------       -------------
           Total liabilities                                                                  243,848,780         194,069,538
                                                                                            =============       =============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares;
    3,972,886 shares issued at June 30, 2000 and September 30, 1999,
    respectively                                                                                   39,729              39,729
Treasury stock - at cost (722,249 and 198,000 shares, respectively)                            (8,304,653)         (2,322,004)
  Additional paid-in capital                                                                   24,064,369          35,685,866
  Unearned MRDP shares                                                                         (1,080,251)            (18,400)
  Unearned ESOP shares (unreleased shares, 121,596 and 217,242 respectively)                   (1,215,950)         (2,172,420)
  Accumulated other comprehensive loss                                                           (389,817)           (235,360)
  Retained earnings                                                                            18,329,717          18,927,432
                                                                                            -------------       -------------
           Total stockholders' equity                                                          31,443,144          49,904,843
                                                                                            -------------       -------------
TOTAL                                                                                       $ 275,291,924       $ 243,974,381
                                                                                            =============       =============



See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Three Months Ended                  Nine Months Ended
                                                                           June 30,                           June 30,
                                                                   -----------------------------    --------------------------------
                                                                       2000            1999               2000              1999
                                                                                                     (As restated,
                                                                                                      see Note 6)
INTEREST INCOME:
  Loans receivable                                                 $ 3,971,259     $ 3,235,699        $ 11,134,820      $ 9,429,514
  Investment securities                                                169,296         231,066             516,571          774,477
  Mortgage-backed and related securities                               425,539         242,949           1,304,952          491,943
  Other                                                                 81,481         146,052             262,382          480,358
                                                                   -----------     -----------        ------------      -----------
           Total interest income                                     4,647,575       3,855,766          13,218,725       11,176,292
                                                                   -----------     -----------        ------------      -----------

INTEREST EXPENSE:
  Deposits                                                           1,619,647       1,644,737           4,807,613        5,044,406
  Advances from Federal Home Loan Bank                                 800,587         114,847           1,746,679          226,930
  Other                                                                                                                      46,010
                                                                   -----------     -----------        ------------      -----------
           Total interest expense                                    2,420,234       1,759,584           6,554,292        5,317,346
                                                                   -----------     -----------        ------------      -----------

NET INTEREST INCOME                                                  2,227,341       2,096,182           6,664,433        5,858,946

PROVISION FOR LOAN LOSSES                                              164,783          60,739             363,425          144,153
                                                                   -----------     -----------        ------------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                        2,062,558       2,035,443           6,301,008        5,714,793
                                                                   -----------     -----------        ------------      -----------

OTHER INCOME:
  Retail banking fees                                                  257,686         132,196             625,580          329,630
  Mortgage revenues                                                    487,388         272,508             982,373          866,873
  Insurance commissions                                                 48,774          86,851             255,959          245,688
  Other                                                                 60,669          28,224             156,750           85,399
                                                                   -----------     -----------        ------------      -----------
           Total other income                                          854,517         519,779           2,020,662        1,527,590
                                                                   -----------     -----------        ------------      -----------

OTHER EXPENSES:
  Compensation expense - special dividend                                                                1,355,602
  Salaries and employee benefits                                     1,050,900         800,372           2,966,831        2,444,660
  Occupancy, equipment and data processing expense                     419,086         342,549           1,317,020        1,015,413
  Federal insurance premiums                                             8,404          23,741              41,697           72,839
  Advertising                                                          109,522         122,273             294,443          323,800
  Professional services                                                 96,713         115,531             366,501          235,213
  Other                                                                195,763         212,257             702,504          588,912
                                                                   -----------     -----------        ------------      -----------
           Total other expenses                                      1,880,388       1,616,723           7,044,598        4,680,837
                                                                   -----------     -----------        ------------      -----------

INCOME BEFORE INCOME TAXES                                           1,036,687         938,499           1,277,072        2,561,546

INCOME TAXES                                                           366,557         363,607             786,134          967,698
                                                                   -----------     -----------        ------------      -----------

NET INCOME                                                             670,130         574,892             490,938        1,593,848

OTHER COMPREHENSIVE GAIN (LOSS) ITEMS                                  100,147        (177,644)           (154,457)        (187,375)
                                                                   -----------     -----------        ------------      -----------

COMPREHENSIVE INCOME                                               $   770,277     $   397,248        $    336,481      $ 1,406,473
                                                                   ===========     ===========        ============      ===========
NET INCOME PER COMMON SHARE - BASIC                                $      0.21     $      0.15        $       0.15              n/m
                                                                   ===========     ===========        ============      ===========
NET INCOME PER COMMON SHARE - DILUTED                              $      0.21     $      0.15        $       0.15              n/m
                                                                   ===========     ===========        ============      ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      Unearned
                                                                                     Management       Accumulated
                                                                   Additional     Recognition and        Other         Unearned
                                         Common      Treasury       Paid-In         Development      Comprehensive       ESOP
                                          Stock        Stock        Capital         Plan Shares           Loss          Shares
BALANCE,
  October 1, 1999                       $39,729    $(2,322,004)  $ 35,685,866      $   (18,400)        $(235,360)    $(2,172,420)

Comprehensive income:
  Net income (As restated,
    see Note 6)
  Change in net unreal-
    ized losses on securities                                                                           (154,457)

           Total comprehen-
              sive income (loss)


Dividends declared ($.09
  per share)

Stock options exercised                                260,864

Stock repurchase                                    (7,560,571)

Release of ESOP shares
  (As restated, see Note 6)                                            93,887                                            956,470

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                                              138,430

Management Recognition
  and Development Plan
  shares issued                                      1,317,058                      (1,200,281)

Special cash dividend
  ($4.00 per share)                                               (11,715,384)
                                        -------    -----------   ------------      -----------         ---------     -----------
BALANCE,
  June 30, 2000                         $39,729    $(8,304,653)  $ 24,064,369      $(1,080,251)        $(389,817)    $(1,215,950)
                                        =======    ===========   ============      ===========         =========     ===========

                                                      Retained
                                                      Earnings       Total
BALANCE,
  October 1, 1999                                  $18,927,432    $ 49,904,843
                                                                  ------------

Comprehensive income:
  Net income (As restated,
    see Note 6)                                        490,938         490,938
  Change in net unreal-
    ized losses on securities                                         (154,457)
                                                                  ------------
           Total comprehen-
              sive income (loss)                                       336,481
                                                                  ============

Dividends declared ($.09
  per share)                                          (870,020)       (870,020)

Stock options exercised                               (101,856)        159,008

Stock repurchase                                                    (7,560,571)

Release of ESOP shares
  (As restated, see Note 6)                                          1,050,357

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                              138,430

Management Recognition
  and Development Plan
  shares issued                                       (116,777)              -

Special cash dividend
  ($4.00 per share)                                                (11,715,384)
                                                   -----------    ------------
BALANCE,
  June 30, 2000                                    $18,329,717    $ 31,443,144
                                                   ===========    ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               2000               1999
                                                                                          (As restated,
                                                                                            see Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  490,938         $  1,593,848
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                                  373,600              267,581
      Management Recognition and Development Plan stock awards                                138,430               41,400
      ESOP shares committed to be released                                                  1,050,357              114,923
      Loan fees, discounts and premiums - net                                                 122,053              (18,504)
    Deferred income taxes                                                                     245,271              (75,580)
    Provision for loan losses                                                                 363,425              144,153
    Provision for losses on real estate acquired in settlement of loans                         4,679               14,828
    Losses on sale of real estate acquired in settlement of loans                              12,137                1,828
    Gain on sale of investments                                                                                     (1,750)
    Gains on sales of loans                                                                  (814,990)            (655,926)
    Originations of loans receivable for sale to correspondent lenders                    (97,378,342)        (101,176,629)
    Proceeds from sales of loans to correspondent lenders                                  91,450,990          101,784,926
    Changes in other assets and liabilities                                                   180,978               44,351
                                                                                          -----------         ------------
          Net adjustments                                                                  (4,251,412)             485,601
                                                                                          -----------         ------------
          Net cash (used in) provided by operating activities                              (3,760,474)           2,079,449
                                                                                          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                               8,523,143           13,201,750
  Purchases of investment securities and FHLB stock                                        (8,509,929)          (8,734,261)
  Principal payments received on mortgage-backed and related securities                     1,939,002            1,281,820
  Purchases of mortgage-backed and related securities                                                          (20,713,884)
  Loan originations - net                                                                 (25,364,350)          30,793,912
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                                          257,500              271,627
  Net additions to premises and equipment                                                  (1,120,566)            (264,182)
                                                                                          -----------          -----------
          Net cash used in investing activities                                           (24,275,200)         (45,751,042)
                                                                                          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                      (1,706,784)           6,564,360
  Federal Home Loan Bank advances - net                                                    39,000,000           25,200,000
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                                (481,481)            (837,421)
  Dividends paid on common stock                                                             (870,020)          (1,009,991)
  Common stock issued under stock option plan                                                 159,008               49,943
  Stock repurchases                                                                        (7,560,571)
  Issuance of common stock under conversion/reorganization                                                      19,440,662
                                                                                          -----------          -----------
          Net cash provided by financing activities                                        28,540,152           49,407,553
                                                                                          -----------          -----------

                                                                     (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         2000                 1999
                                                                                     (As restated,
                                                                                      see Note 6)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              $   504,478         $  5,735,960

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                                                 8,886,957            3,047,328
                                                                                       -----------         ------------
CASH AND CASH EQUIVALENTS , AT END OF PERIOD                                           $ 9,391,435         $  8,783,288
                                                                                       ===========         ============

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

See accompanying notes to the unaudited consolidated financial statements.                                  (Concluded)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENTS

     The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiaries, Pulaski Bank (the "Bank") and Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated.

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

2.   EARNINGS PER SHARE


                                 Three Months Ended         Nine Months Ended
                                       June 30,                  June 30,
                               ------------------------    --------------------
                                 2000          1999          2000       1999

     Weighted average shares
       outstanding - basic      3,218,301     3,743,244    3,358,453    n/m
     Dilutive common shares        41,198        16,716       25,890    n/m
                                ---------      --------    ---------

     Weighted average shares
       outstanding - diluted    3,259,499     3,759,960    3,384,343    n/m
                                =========     =========    =========
     Anti-dilutive shares           5,391         9,555       22,136    n/m
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

     Employee Stock Option Plan - It is anticipated that the special cash distribution to be received by the ESOP will be used to prepay a portion of the internally financed debt obligation. This resulted in a charge of approximately $906,000 to compensation expense in the March 2000 quarter related to the commitment to release additional shares to plan participants. This compensation charge will not be deductible for income tax purposes and results in an abnormal tax rate for the period. Fewer shares will remain to be allocated in the future as a result of this accelerated allocation.

4.   DECLARATION OF $4.00 PER SHARE SPECIAL CASH DISTRIBUTION

     On March 31, 2000, the Board of Directors declared a special cash distribution in the amount of $4.00 per share. The dividend will be paid on September 1, 2000. Under NASDAQ stock market rules, the x-dividend date for the distribution is September 5, 2000. Management expects that it is likely that most, if not all, of that dividend will be considered a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon outstanding shares as of June 30, the Company has recorded an accrual of approximately $13.0 million to reflect this special dividend payable.

5.   RECLASSIFICATIONS

     Certain reclassifications have been made to 1999 amounts to conform to the 2000 presentation and are not material.

6.   RESTATEMENT

     In September 2000, the Company paid a $4.00 a share return of capital (see
     Note 4) to the Company's Employee Stock Ownership Plan ("ESOP"). Subsequent to the issuance of the Company's consolidated financial statements for the nine months ended June 30, 2000, a determination was made by the Company that the compensation expense (approximately $906,000) associated with the payment of the $4.00 return of capital to the Employees Stock Ownership Plan would not be deductible for income tax purposes. In addition, the Company determined that the actual number of unallocated ESOP shares which were subject to the $4.00 a share return of capital was 213,363, rather than 209,484 as previously reported. These additional shares resulted in additional compensation expense of approximately $33,000. As a result, the consolidated financial statements as of and for the nine months ended June 30, 2000 have been restated from amounts previously reported.

     A summary of the significant effects of the restatement is as follows:

                                                  As Previously        As
                                                    Reported        Restated

     As of June 30, 2000:
       Other assets                               $  2,504,885   $  2,201,547
       Total assets                                275,595,262    275,291,924
       Additional paid-in capital                   24,018,359     24,064,369
       Unearned ESOP shares                         (1,218,104)    (1,215,950)
       Retained earnings                            18,681,219     18,329,717
       Stockholders' equity                         31,746,482     31,443,144
       Total liabilities and stockholders' equity  275,595,262    275,291,924

                                                  As Previously        As
                                                    Reported        Restated

For the nine months ended June 30, 2000:
     Compensation expense - special dividend      $1,322,954     $1,355,602
     Total other expenses                          7,011,950      7,044,598
     Income before income taxes                    1,309,720      1,277,072
     Income taxes                                    467,280        786,134
     Net income                                      842,440        490,938
     Comprehensive loss                              687,983        336,481
     Net income per common share - basic                0.25           0.15
     Net income per common share - diluted              0.25           0.15

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

Restatement

In September 2000, the Company paid a $4.00 a share return of capital (see Note 4 to the consolidated financial statements) to the Company's Employee Stock Ownership Plan ("ESOP"). Subsequent to the issuance of the Company's consolidated financial statements for the nine months ended June 30, 2000, a determination was made by the Company that the compensation expense (approximately $906,000) associated with the payment of the $4.00 return of capital to the Employees Stock Ownership Plan would not be deductible for income tax purposes. In addition, the Company determined that the actual number of unallocated ESOP shares which were subject to the $4.00 a share return of capital was 213,363, rather than 209,484 as previously reported. These additional shares resulted in additional compensation expense of approximately $33,000. As a result, the consolidated financial statements as of and for the nine months ended June 30, 2000 have been restated from amounts previously reported (see Note 6 to the consolidated financial statements).

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

Total liabilities at June 30, 2000 were $243.8 million, an increase of $49.7 million from $194.1 million at September 30, 1999. The increase in total liabilities was primarily attributable to recording a special $4.00 return of capital dividend, payable in September 2000, and increased borrowings from the Federal Home Loan Bank (FHLB), offset by a reduction in borrowers' escrow funds for payment of real estate taxes and insurance and a decline in total deposits.

On March 31, 2000, the Board of Directors of the Company declared a special $4.00 per share dividend payable September 1, 2000. Management expects that it is likely that most, if not all, of that dividend will be considered a non-taxable return of capital, although the exact amount of the distribution that could be considered non-taxable cannot be confirmed until the Company's operating results for the tax year ending September 30, 2000 have been determined. The amount of the special cash distribution that would be treated as a return of capital would be considered a reduction in the cost basis of each share and will not be subject to income tax as a dividend to shareholders. Based upon current outstanding shares, the Company has recorded an accrual of approximately $13.0 million to reflect this special dividend payable. The Company is continuing in its authorized share repurchase program, and consequently, this ultimate liability may decrease if additional shares are repurchased.

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

Total stockholders' equity at June 30, 2000 was $31.4 million, a decrease of $18.5 million from the $49.9 million at September 30, 1999. The decrease is primarily attributable to declaration of a special dividend, and the repurchase of 658,795 shares for $7.6 million, payment of regular dividends of $870,000, increase in the amount of unrealized losses on securities held for sale of $154,000, and net income for the nine months ended June 30, 2000 of $491,000. The book value of one share of stock declined from $13.22 at September 30, 1999, to $9.67 at June 30, 2000, and reflects the impact of the special $4.00 per share dividend declared March 31, 2000 and treasury stock repurchases.

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

General

Net income for the three months ended June 30, 2000 was $670,000, compared to net income of $575,000 for the three months ended June 30, 1999. Net income for the nine months ended June 30, 2000 was $491,000 compared to the nine-month period ended June 30, 1999 of $1.6 million

Interest Income

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

Interest Expense

Interest expense increased $661,000 for the three months ended June 30, 2000 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $686,000 on borrowings from the FHLB. The average balance of borrowings increased from $7.9 million for the quarter ended June 30, 1999 to $50.2 million for the quarter ended June 30, 2000. The weighted average rate on FHLB borrowings increased from 5.82% for the quarter ended June 30, 1999 to 6.38% for the quarter ended June 30, 2000. The increase of advances was used to fund loan originations, purchase mortgage-backed securities, fund net savings withdrawals and to pay borrowers' funds escrowed for annual real estate taxes.

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

OTHER INCOME

Other income increased $335,000 for the three months ended June 30, 2000 from $520,000 to $855,000. The increase in other income was the result of an increase in mortgage revenues of $215,000, increased retail banking fees of $125,000, other income of $32,000 offset by a decline in insurance commissions of $38,000

Mortgage revenues increased $215,000, or 79%, from $273,000 for the June 30, 1999 quarter, to $487,000 for the quarter ended June 30, 2000. For the nine-month period ended June 30, 2000, total mortgage revenues were $982,000 compared to $867,000 for the same period one year ago. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended June 30, 2000 increased 39% over the three months ended June 30, 1999. The higher volume of loans sold is the result of addition of 11 commissioned loan officers managers and staff this year. For the nine month period ended June 30, 2000, the volume of loans sold was 10% less than in the nine month period ended June 30, 1999.

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

Other income increased $32,000 over the three months ended June 30, 1999 and $71,000 over the nine month period ended June 30, 1999. The increase was primarily the result of increased dividends on the stock of the FHLB. Stock purchases are required to support additional borrowings at the FHLB. The Bank has increased its stock investment $1.9 million this year. Insurance commissions declined as a result of the sale of the property and casualty book of business, in the fourth quarter of fiscal 1999.

OTHER EXPENSES

Other expenses increased $263,000, from $1.6 million in the June 1999 quarter to $1.9 million for the quarter ended June 30, 2000. The increase was primarily due to increases in compensation expense of $251,000; occupancy, equipment and data processing expense of $77,000, offset by decreases in miscellaneous expenses of $63,000. For the nine-month period, other expenses have increased $2.3 million, from $4.7 million in fiscal 1999, to $7.0 million in fiscal 2000. Compensation expense increased $1.9 million over the prior year, but includes $1.4 million of compensation expense resulting from the accelerated release of shares of stock for benefit of the employees stock ownership program and dividends on unvested shares of restricted stock awards. These expenses are expected to be non-recurring, and are further expected to result in reduced compensation expense in future periods.

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

Other expenses decreased $16,000 for the quarter, but for the nine months ended June 30, 2000, other expenses have risen $114,000 from $589,000 for the June 30, 1999 period, to $703,000 for the June 30, 2000 period, primarily as a result of increased purchases of stationery and supplies, and losses on dispositions of foreclosed properties, increased postage expense, and costs associated with home equity lines of credit.

INCOME TAXES

The provision for income taxes of $367,000 for the three-month period ended June 30, 2000, was little changed compared to the three-month period expense of $364,000 for June 30, 1999. For the nine months year to date, taxes have decreased from $968,000 for the nine months ended June 30, 1999 to $786,000 for the nine months ended June 30, 2000. The decrease was primarily attributable to the net operating loss recorded in the quarter ended March 31, 2000 that primarily resulted from the recording of compensation expense of approximately $1.4 million associated with the recording of the special $4.00 per share cash dividend. Approximately $906,000 of that compensation expense relates to the commitment to release additional shares to participants in the Employee Stock Ownership Plan. This compensation expense will be non-deductible for income tax purposes, and results in an abnormal tax rate for the year to date.

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

The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 2000, the Bank had outstanding commitments to originate loans of $7.2 million, and commitments to sell loans, on a best-efforts basis of $19.6 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $75.8 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements for funding of loans and withdrawals of deposits. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. At June 30, 2000, the Bank had approximately $63.8 million available to it under the above-mentioned borrowing arrangement. At June 30, 2000, the Bank had $67.6 million in advances from the FHLB. The Company believes it has the ability to borrow from other sources.

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


                                                                                           To be Categorized as
                                                                                             "Well Capitalized"
                                                                                                Under Prompt
                                                                    For Capital               Corrective Action
                                          Actual                 Adequacy Purposes               Provisions
                                ----------------------------  --------------------------  -----------------------------
(Dollars in Thousands)              Amount         Ratio         Amount        Ratio          Amount         Ratio
As of  June 30, 2000:
  Tangible capital (to
    total assets)                   $40,686          14.98 %      $4,074        1.50 %            N/A           N/A

  Core capital (to total
    assets)                          40,686          14.98 %       8,158        3.00 %            N/A           N/A

  Total risk-based capital
    (to risk-weighted assets)        41,929          25.56 %      13,122        8.00 %       $  16,403         10.00 %

  Tier I risk-based capital
    (to risk-weighted assets)        40,686          24.80 %       N/A          N/A              9,842          6.00 %

  Tier I leverage capital (to
    average assets)                  40,686          14.98 %       N/A          N/A             12,168          5.00 %



Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2000 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 other than an increase in borrowings from the Federal Home Loan Bank - as disclosed in the financial statements.

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

                                           PULASKI FINANCIAL CORP.

Date:   December 29, 2000                  /S/ William A. Donius
      ________________________________     -----------------------------------
                                           William A. Donius
                                           Chairman and Chief Executive Officer



Date:   December 29, 2000                  /S/ Thomas F. Hack
      _________________________________    -----------------------------------
                                           Thomas F. Hack
                                           Chief Financial Officer/Treasurer