Form 10-K
period 2000-09-30
PULASKI FINANCIAL CORP
filed 2000-12-29
CIK 1062438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended September 30, 2000   OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No ___________.
                                                --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the shares of Registrant's common stock held by non-affiliates of the Registrant was $26.0 million as of December 20, 2000 based on the average of the closing bid and ask price of such stock on the Nasdaq National Market on that date. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

     There were issued and outstanding 3,025,337 shares of the Registrant's common stock as of December 20, 2000.

                      Documents Incorporated by Reference

     Portions of 2000 Annual Report to Stockholders (Part II).
     Portions of the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                                      INDEX

PART I

                                                                                                   Page No.
                                                                                                   --------
     Item 1.    Business........................................................................       1

     Item 2.    Properties......................................................................      30

     Item 3.    Legal Proceedings...............................................................      31

     Item 4.    Submission of Matters to a Vote of Security Holders.............................      31

PART II

     Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters.................................................      31

     Item 6.    Selected Financial Data.........................................................      31

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operation..............................................      31

     Item 7A.   Quantitative and Qualitative Disclosure About
                Market Risk.....................................................................      31

     Item 8.    Financial Statements and Supplementary Data.....................................      31

     Item 9.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.............................................      31

PART III

     Item 10.   Directors and Executive Officers of the Registrant..............................      32

     Item 11.   Executive Compensation..........................................................      32

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management..................................................................      33

     Item 13.   Certain Relationships and Related Transactions..................................      33


PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...................................................................      33


SIGNATURES......................................................................................      35

     This report contains certain "forward-looking statements" within the meaning of the federal securities laws, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, rather statements based on Pulaski Financial Corp.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

     Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

                                    PART I

Item 1. Business.
----------------

General

     Pulaski Financial Corp. (the "Company" or the "Registrant") was formed in 1998 to become the holding company for Pulaski Bank (the "Bank") upon the Bank's reorganization from the mutual holding company to the stock holding company form of organization. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

The Bank is a community oriented financial institution offering traditional financial services out of its five offices in the greater St. Louis metropolitan area. The Bank's business consists principally of attracting retail deposits from the general public and primarily using them to originate mortgage loans secured by one-to four-family residences and to a lesser extent consumer based loans and home equity loans.

Market Area

     The Bank conducts operations out of its main office and four branch offices located in St. Louis County, in the city of St. Louis and in St. Charles County, Missouri. Most of the Bank's depositors live in the areas surrounding its branches. However, the Bank's lending area is broader, consisting primarily of the Missouri counties of St. Charles, Franklin, Jefferson and St. Louis County, and the city of St. Louis. A minority of the Bank's loans are originated in neighboring counties in Illinois.


Competition

     The Bank faces intense competition attracting savings deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has historically come from commercial banks, other thrift institutions, and credit unions located in its market area. The Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also will change the competitive environment in which the Bank conducts business.

Lending Activities

     General. The following table sets forth the composition of the Bank's loan portfolio (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) at the dates indicated.

                                                                         At September 30,

                                     2000                1999               1998               1997                  1996
                                Amount    Percent   Amount   Percent   Amount    Percent  Amount    Percent   Amount      Percent
                              ----------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Real Estate Loans:
Conventional - residential
   and multi-family (1).......   $168,073  79.07%  $135,416   74.62%  $118,501    83.45%  $114,300    87.34%  $117,584     87.42%
FHA and VA - residential and
   multi-family (1)...........      6,242   2.94      7,351    4.05      8,767     6.17     10,745     8.21     11,845      8.81
Commercial....................        412   0.19        567    0.31        553     0.39      1,779     1.36      3,452      2.57
                                 --------  -----   --------   -----   --------    -----   --------    -----   --------     -----
Total real estate loans.......    174,727  82.20    143,334   78.98    127,821    90.01    126,824    96.91    132,881     98.79

Consumer and Other Loans:
Automobile loans..............     23,298  10.97     31,600   17.41     12,946     9.12      3,352     2.56      1,115      0.83
Home equity loans.............     14,396   6.77      5,022    2.77          -        -          -        -          -         -
Other.........................        135   0.06      1,513    0.84      1,233     0.87        699     0.53        513      0.38
                                 --------  -----   --------   -----   --------    -----   --------    -----   --------     -----
Total consumer and other
   loans......................     37,829  17.80     38,135   21.02     14,179     9.99      4,051     3.09      1,628      1.21
                                 --------  -----   --------   -----   --------    -----   --------    -----   --------     -----
Total loans...................    212,556    100%   181,469     100%   142,000      100%   130,875      100%   134,509       100%
                                           =====              =====               =====               =====                =====

Less:
Loans in process..............      2,288               364                115                  47                  27
Unamortized loan origination
   fees (charges), net of
   direct costs...............     (1,017)           (1,413)              (647)               (143)                (41)
Unearned discounts............          -                 -                  -                   -                   -
Allowance for loan losses.....      1,366               986                763                 613                 479
                                 --------          --------           --------            --------            --------
Total loans receivable, net...   $209,919          $181,532           $141,769            $130,358            $134,044
                                 ========          ========           ========            ========            ========

(1) Aggregate conventional and FHA and VA multi-family loan balances were $900 thousand, $1.3 million, $1.5 million, $1.1 million and $1.4 million at September 30, 2000, 1999, 1998, 1997 and 1996, respectively.

     Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase new or existing homes or to refinance their existing mortgage loans. To a much lesser extent, the Bank also originates loans secured by multi-family residential property (five units or more). At September 30, 2000, $173.4 million, or 82.0% of the Bank's total loan portfolio consisted of loans secured by one-to four-family residential property and $900,000, or 0.4%, of the Bank's total loan portfolio consisted of loans secured by multi-family real estate.

     The Bank is a direct endorsement lender with the Federal Housing Administration ("FHA"). Consequently, the Bank's FHA approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veteran's Administration ("VA"), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 2000, the Bank had $6.2 million of FHA- or VA-insured loans. The Bank also participates in programs to provide financing for low income housing through the Missouri Housing Development Commission (the "MHDC").

     The Bank offers a variety of adjustable-rate mortgage ("ARM") loans. These ARM loans may be sold in the secondary market, or originated for portfolio investment. The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria, composition and interest rate risk of its current loan portfolio and market conditions. Interest rates and payments on the Bank's ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 2.875% above the one-year constant maturity U.S. Treasury index. However, the Bank currently offers ARM loans with lower initial rates based on market factors and competitive rates for loans having similar features offered by other lenders. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans for portfolio investment. The Bank believes that the periodic adjustment feature of its ARM loans provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's return on equity objectives by limiting the duration of the initial rate concession. At September 30, 2000, the Bank had approximately $126.5 million of ARM loans, or 60% of the Bank's total loan portfolio.

     The Bank also originates conventional fixed-rate mortgage loans on one-to four-family residential properties. At September 30, 2000, the Bank had approximately $45.8 million, or 22% of the Bank's total loan portfolio. All fixed-rate products are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has sold fixed-rate mortgage loans through its correspondent relationships. If the Bank's future portfolio needs change, the Bank may choose to retain more loans for its portfolio and/or retain servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

     Residential mortgage loans that do not meet the standards for sale in the secondary market are retained in its portfolio. The Bank generally charges a higher interest rate to compensate for their non-conforming features. At September 30, 2000, the Bank had approximately $29.9 million of such loans.

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

     The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are theoretically subject to increased risks of default, delinquency, or prepayment. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

     Fixed-rate single-family residential real estate loans are normally originated with 15- or 30-year terms. Such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Bank requires title insurance insuring the status of its lien on all of its real estate secured loans and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

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

     The maximum financing on refinance loans is generally limited to 90% of the appraised value and such loans require mortgage insurance above 80% loan-to-value.

     The Bank generally obtains appraisals on its real estate loans from outside appraisers, but, in limited instances (i.e., loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

     Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending. At September 30, 2000, commercial real estate loans in the Bank's portfolio totaled $412,000 and consisted of 10 loans. Loans secured by commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Bank's commercial real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

     Consumer and Other Loans. In the second quarter of fiscal 1997, the Bank formed a consumer loan department in order to increase its consumer lending activities. The Bank's consumer loan department makes non-commercial consumer loans to residents of the metropolitan St. Louis area. These loans consist of home equity loans, automobile loans, unsecured loans, and other secured consumer goods loans. In the past year, the Bank redirected its strategic focus to home equity lending and decided to exit the indirect automobile financing business.

     At September 30, 2000, the Bank's consumer and other loans totaled approximately $37.8 million, or 17.8% of the Bank's total loans. Of this total, automobile loans amounted to $23.3 million and home equity loans were $14.4 million. The automobile portfolio, consists of lower yielding fixed rate assets, is decreasing as a result of repayment and because the bank is no longer originating such loans, while the prime-rate adjustable home equity loans are increasing through increased originations.

     The automobile loans currently in the portfolio consist of loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. At September 30, 2000, automobile loans amounted to $23.3 million, or 11% of the Bank's total loans, substantially all of which were made on an indirect basis (i.e., originated by the dealer and closed on dealer loan documents but underwritten by the Bank according to the Bank's underwriting standards.)

     The Bank originates home equity loans (a.k.a. home equity lines of credit) to borrowers which allows them to draw upon their equity in their home. The home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit. The interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. Some borrowers may qualify for a special introductory rate for the first six months of the loan. The interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit generally are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank, consequently, the Bank limits this product to customers with a very favorable credit history. At September 30, 2000, home equity lines of credit amount to $14.4 million, or 6.8% of the Bank's total loans.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 2000, the aggregate amount of consumer loans 90 days or more past due was $316 thousand, which represents 1% of total consumer loans.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Loan balances are net of loans in process.


                                              After
                                             One Year
                                  Within     Through      Beyond
                                 One Year   Five Years  Five Years   Total
                                 --------   ----------  ----------   ------
                                               (In thousands)

Residential real estate.......    $43,245    $74,578     $53,992    $171,815
Consumer and other............     15,222     22,153         318      37,693
Commercial real estate........        382          -          29         411
                                  -------    -------     -------    --------

   Total loans................    $58,849    $96,731     $54,339    $209,919
                                  =======    =======     =======    ========

     The following table sets forth, as of September 30, 2000, the dollar amount of all loans due or repricing after September 30, 2001, which have fixed interest rates and have adjustable interest rates.

                                    Fixed         Adjustable
                                    -----         ----------
                                        (In thousands)

Residential real estate........    $40,586          $87,983
Consumer and other.............     22,338              134
Commercial real estate.........         29                -
                                   -------          -------
     Total.....................    $62,953          $88,117
                                   =======          =======

     Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments.

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

     Loan Solicitation and Processing. Loan applicants come through direct marketing efforts by commissioned loan officers of the Bank, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, Internet and print advertising promotions. All types of loans may be originated in any of the Bank's offices, though most loans are closed at the Bank's main office. Loans are serviced from the Bank's main office. Loans sold into the secondary mortgage market are generally serviced by the purchaser. Loans sold on a participation basis are serviced by the Bank. Loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

     Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

     Loans in the amount of $400,000 or less may be approved by one Senior Officer and an underwriter. Loans over $400,000 and up to $750,000 require the approval of the Chief Lending Officer in conjunction with underwriters, Senior Officers and a member of the Executive Committee, depending upon the amount of the loan. Any loans in excess of $750,000 require consent of the Executive Committee and approval by the Chief Lending Officer.

     Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

     Loan Originations, Sales and Purchases. During the years ended September 30, 2000, 1999 and 1998, the Bank's total gross loan originations were $233 million, $210.8 million and $180.4 million, respectively.

     In an effort to manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid to depositors will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when savings flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale.
Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the investor, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank generally negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

     During the year ended September 30, 2000, the Bank sold $149.5 million of residential mortgage loans to correspondent lenders, servicing released, compared to $125.9 million in fiscal 1999. The Bank did not sell any first time home buyer loans' to MHDC, with servicing released, during fiscal year 2000. In fiscal year 1999, the Bank sold $9.7 million of such loans to MHDC, with servicing released. In April 1998, the Bank discontinued its historical practice of retaining servicing on loans sold to MHDC due to a change in servicing policy by MHDC. At September 30, 2000, the Bank was servicing approximately $713,000 of loans for MHDC and $1.0 million for other investors. Servicing loans generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

     The Bank occasionally purchases real estate loans in the secondary market subject to the Bank's underwriting standards. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from deposits. However during the fiscal year 2000, the Bank did not purchase any such loans.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                         Years Ended September 30,
                                                                   2000                   1999                   1998
                                                       ---------------------------------------------------------------
                                                                               (In thousands)
Total gross loans, including loans held for sale,
  at beginning of period........................             $ 189,603              $ 155,387              $ 145,189

Loans originated:
  Residential real estate.......................               212,644                173,633                166,438
  Commercial real estate........................                    33                    256                      -
  Consumer and other............................                20,808                 36,912                 13,923
                                                             ---------              ---------              ---------
     Total loans originated.....................               233,485                210,801                180,361
                                                             ---------              ---------              ---------

Loans purchased:
  Residential real estate.......................                     -                    195                      -
                                                             ---------              ---------              ---------

Loans sold:
  Total whole loans sold........................              (148,145)              (125,894)              (115,479)
  Loans securitized and sold....................                     -                      -                 (9,106)
                                                             ---------              ---------              ---------

Mortgage loan principal repayments..............               (24,826)               (32,175)               (30,231)
Consumer loan repayments and all other..........               (23,249)               (18,711)               (15,347)
                                                             ---------              ---------              ---------

Net loan activity...............................                37,265                 34,216                 10,198
                                                             ---------              ---------              ---------

Total gross loans, including loans held
  for sale, at end of period....................             $ 226,868              $ 189,603              $ 155,387
                                                             =========              =========              =========

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $5.7 million at September 30, 2000, of which $0.25 million were fixed rate commitments and $5.45 million were either adjustable rates loans or were conforming loans committed to be sold. See Note 18 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as income adjustments at the time of prepayment. The Bank had approximately $1 million of net deferred loan charges at September 30, 2000.

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

     When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. A computer-generated collection report is received by the Bank daily. The customer is contacted by telephone to ascertain the nature of the delinquency. If by the 30th day following the grace period of delinquency no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                             At September 30,
                                               2000         1999         1998         1997        1996
                                             ----------------------------------------------------------
                                                               (Dollars in thousands)
Loans accounted for on
   a nonaccrual basis:
    Residential real estate...............    $  314       $  223       $  519       $  214       $  51
    Commercial real estate................         -            -          224            -           -
    Consumer and other....................        99           35           10            3           -
                                              ------       ------       ------       ------       -----
       Total..............................       413          258          753          217          51
                                              ------       ------       ------       ------       -----

Accruing loans which are contractually
   past due 90 days or more:
    Residential real estate...............     1,297        1,082          369          708         547
    Commercial real estate................         -            -            -          236           -
    Consumer and other....................       217           71           54           20          22
                                              ------       ------       ------       ------       -----
       Total..............................     1,514        1,153          423          964         569
                                              ------       ------       ------       ------       -----

Troubled debt restructurings..............         -            -            -           69          85
                                              ------       ------       ------       ------       -----

Nonperforming loans (1)...................     1,927        1,411        1,176        1,250         705
Real estate owned (net)...................        28          228          106            -         133
Other nonperforming assets................         7            -            7            -           -
                                              ------       ------       ------       ------       -----
    Total nonperforming assets............    $1,962       $1,639       $1,289       $1,250       $ 838
                                              ======       ======       ======       ======       =====

Total loans delinquent 90 days or more
   as a percentage of net loans...........     0.68%        0.61%        0.27%        0.67%       0.40%
Total loans delinquent 90 days or more
   as a percentage of total assets........     0.54%        0.47%        0.22%        0.54%       0.32%
Total nonperforming assets
   as a percentage of total assets........     0.69%        0.67%        0.67%        0.70%       0.47%

(1) Includes $444,000, $363,000, $207,000, $219,000 and $210,000 of FHA/VA
    loans at September 30, 2000, 1999, 1998, 1997 and 1996, respectively, the principal and interest payments on which are fully insured.

     Interest income that would have been recorded for the years ended September 30, 2000 and 1999 had nonaccruing and restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans during such periods was not significant.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 2000, the Bank had $28,000 of real estate owned (net), which consisted of a single one-to four-family residential loan.

     Asset Classification. The OTS has adopted various regulations regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management's close attention shall be designated "special mention" by either the institution or its examiners

     The Bank's Chief Executive Officer, Chief Financial Officer, Senior Vice President, Controller and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

     The following table sets forth the number and amount of classified loans at September 30, 2000:

                                                                                              Special
                                   Loss             Doubtful           Substandard            Mention
                             ---------------    ----------------    -----------------    -----------------
                             Number   Amount    Number    Amount    Number     Amount    Number     Amount
                             ------   ------    ------    ------    ------     ------    ------     ------
                                                       (Dollars in thousands)
Real estate:
   Residential.............       -   $    -         -    $    -        10     $  447         -     $    -
   Commercial..............       -        -         -         -         -          -         -          -
Consumer...................       1        2         -         -        31        395         -          -


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

     At September 30, 2000, the Bank had an allowance for loan losses of $1.4 million, which represented 0.61% of total loans and a 70.9% of nonperforming loans. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principals generally accepted in the United States of America, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                               At September 30,
                                                     2000             1999            1998             1997              1996
                                                   --------         --------        --------         --------          --------
                                                                           (Dollars in thousands)
Allowance at beginning of period..........         $  986           $  763           $  613           $  479            $  419
Provision for loan losses.................            499              265              209              169                65
Charge-offs:
  Residential real estate.................             10               36               63               38                17
  Commercial real estate..................              -                -                -                -                 -
  Consumer and other......................            123               16                3                5                 -
                                                   ------           ------           ------           ------            ------
    Total charge-offs.....................            133               52               66               43                17
Recoveries................................             14               10                7                8                12
                                                   ------           ------           ------           ------            ------
Net charge-offs...........................            119               42               59               35                 5
                                                   ------           ------           ------           ------            ------
  Allowance at end of period..............         $1,366           $  986           $  763           $  613            $  479
                                                   ======           ======           ======           ======            ======

Allowance for loss losses as a percentage
   of total loans outstanding at the end
    of the period.........................           0.61%            0.52%            0.49%            0.42%             0.34%
Net charge-offs as a percentage of average
   loans outstanding during the period....           0.06%            0.02%            0.04%            0.02%                -%
Allowance for loan losses as a percentage
   of nonperforming loans.................          70.89%           69.88%           64.88%           49.04%            67.93%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.


                                                                      At September 30,

                                     2000                 1999                 1998                 1997                 1996

                                         Percent             Percent             Percent               Percent              Percent
                                        of Total             of Total            of Total              of Total             of Total
                                         In Each             In Each             In Each               In Each              In Each
                                        Category             Category            Category              Category             Category
                                        to Total             to Total            to Total              to Total             to Total
                              Amount      Loans     Amount    Loans     Amount    Loans      Amount     Loans     Amount     Loans
                              ------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Residential real estate..     $  917     82.01%      $ 86     78.67%     $124     89.62%     $ 98       95.54%    $  62       96.22

Commercial real estate...          -        -           -      0.31        34      0.39        37        1.36         -        2.58

Consumer and other.......        369    17.99          34     21.02        11      9.99         1        3.10         6        1.20

Unallocated..............         80        -         866         -       594         -       477           -       411           -
                              ------    -----        ----     -----      ----     -----      ----       -----      ----       -----
 Total allowance for loan
  losses.................     $1,366      100%       $986       100%     $763       100%     $613         100%     $479         100%
                              ======    =====        ====     =====      ====     =====      ====       =====      ====       =====

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

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are excluded from earnings and reported as a net amount in a separate component of equity. Investments in securities includes $1,032,000 in equities of other financial institutions. At September 30, 2000, the fair market value of these equities was $1,024,000.

     The Company maintains a portfolio of mortgage-backed and related securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company maintains a portfolio of collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities called tranches. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are short-maturity tranches. The Company has not purchased any CMOs for several years.

     The Investment Committee, comprised of the Company's President and Chief Executive Officer, Chief Financial Officer/Treasurer and Controller, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Company's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed. The Company purchases investment securities to provide necessary liquidity for day-to-day operations.

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

     The following table sets forth the book value of the Company's investment and mortgage-backed securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2000 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

                                                                          Years Ended September 30,
                                                                 2000                 1999                 1998
                                                          ----------------------------------------------------------
                                                                                (In thousands)
Held to maturity at amortized cost:
Investment securities:
 U.S. Treasury and agency obligations...........              $13,634              $ 9,010              $18,923

Mortgage-backed and related securities:
 Mortgage-backed securities.....................              $ 3,112              $ 3,384              $ 4,475
 CMOs...........................................                   22                  613                  937
                                                              -------              -------              -------
   Total mortgage-backed and related
      Securities................................              $ 3,134              $ 3,997              $ 5,412
                                                              =======              =======              =======

FHLB stock......................................              $ 3,580              $ 1,501              $ 1,423


Available for sale, at fair value:
Investment securities:
 U.S. Treasury and agency obligations...........              $ 4,469              $ 4,234              $ 2,235

Mortgage-backed and related securities:
 Fannie Mae.....................................              $19,470              $21,356              $ 1,488

Equity securities...............................              $ 1,024              $     -              $     -

     The following table sets forth the maturities and weighted average yields of the securities in the Company's investment and mortgage-backed securities portfolios at September 30, 2000. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2000, the Company's portfolio included $2.2 million of callable securities with a weighted average rate of 5.57%. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                        At September 30, 2000
                                           Less Than                One to                    Five to               Over Ten
                                           One Year               Five Years                 Ten Years                Years
                                     Amount         Yield      Amount      Yield         Amount      Yield      Amount     Yield
                                  --------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Held to maturity:
Investment securities:
 U.S. Treasury and agency
    obligations...............        $12,134        6.46%    $ 1,500       5.67%     $     -          -%   $      -         -%
Mortgage-backed and related
securities:
 Mortgage-backed securities....           775        7.39%          -          -%         325       8.79%      2,012      9.08%
 CMOs..........................            22        6.21%          -          -            -          -           -         -
                                      -------                   -----                   -----                  -----
   Total mortgage-backed
      and related securities...       $   797        7.19%    $     -          -%     $   325       8.79%   $  2,012      9.08%
                                      =======                 =======                 =======               ========
Available for sale:
Investment securities:
 U.S. Treasury and agency
     obligations...............       $ 1,746        6.13%    $ 2,723       6.68%     $     -          -%   $      -         -%
Mortgage-backed and related
 securities:
 Mortgage-backed securities....       $     -           -%    $     -          -%     $ 1,031       5.99%   $ 18,439      6.92%

Sources of Funds

     General. Deposits, loan repayments and FHLB borrowings are the major sources of the Bank's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines may be used to compensate for reductions in the availability of funds from other sources. At September 30, 2000 the Company had borrowed $12.5 million to finance the payment of the special $4.00 per share return of capital paid to shareholders on September 5, 2000. In October 2000, the Company repaid the $12.5 million loan (see Note 16 of Notes to Consolidated Financial Statements).

     Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank regularly reviews its deposit mix and pricing.

     The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                       At September 30,
                                              2000                          1999                        1998
                                                    Percent                       Percent                      Percent
                                       Amount       of Total        Amount        of Total       Amount        of Total
                                    -------------------------    ------------   -----------    -----------   -----------
                                                                    (Dollars in thousands)
Noninterest-bearing................    $  4,130          2.45%       $  2,720          1.68%      $  1,704          1.09%
NOW checking.......................      15,665          9.30          13,679          8.48         11,355          7.27
Regular savings....................      23,649         14.04          25,619         15.88         25,669         16.43
Money market deposit...............      15,781          9.37          15,587          9.66         12,657          8.10
Certificates which mature (1):
 Within 1 year.....................      83,829         49.78          73,699         45.67         71,266         45.61
 After 1 year, but within 3 years..      21,347         12.68          22,598         14.00         26,835         17.18
 Certificate maturing thereafter...       4,012          2.38           7,469          4.63          6,749          4.32
                                       --------         -----        --------        ------       --------         -----
   Total...........................    $168,413           100%       $161,371           100%      $156,235           100%
                                       ========         =====        ========        ======       ========         =====

_____________________
(1) At September 30, 2000, 1999 and 1998, jumbo certificates amounted to $10.6 million, $5.8 million and $5.3 million, respectively.

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2000. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates.

                                                                              Amount
                                  Maturity Period                        (In thousands)
                    Three months or less........................            $ 2,944
                    Over 3 through 6 months.....................              2,995
                    Over 6 through 12 months....................              2,367
                    Over 12 months..............................              2,272
                                                                            -------
                         Total..................................            $10,578
                                                                            =======

     Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

                                              Year Ended September 30,
                                         2000          1999            1998
                                        ---------------------------------------
                                                   (In thousands)
3.00 - 3.99%........................     $      -      $  6,292      $    471
4.00 - 4.99%........................       39,032        51,426        11,345
5.00 - 5.99%........................       28,747        32,470        77,007
6.00 - 6.99%........................       32,256         8,573        11,192
7.00 - 7.99%........................        9,153         5,004         4,835
                                         --------      --------      --------
     Total..........................     $109,188      $103,765      $104,850
                                         ========      ========      ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                                                    Amount Due
                                       ---------------------------------------------------------------------------
                                                     After       After        After
                                                    1 Year     2 Years      3 Years
                                         Within   But Within  But Within   But Within
                                        One Year    2 Years    3 Years      4 Years      Thereafter       Total
                                        --------  ----------  ----------   ----------    ----------     ---------
                                                                  (In thousands)
3.00 - 3.99%.........................  $     -     $     -     $    -       $     -        $    -          $      -
4.00 - 4.99%.........................   29,327       4,649      1,914         2,053         1,089            39,032
5.00 - 5.99%.........................   20,426       3,436      4,136           748             1            28,747
6.00 - 6.99%.........................   29,363       1,865      1,028             -             -            32,256
7.00 - 7.99%.........................    4,713       4,302         17             -           121             9,153
                                        ------      ------     ------        ------        ------           -------
   Total.............................   83,829      14,252      7,095         2,801         1,211           109,188
                                        ======      ======     ======        ======        ======           =======

     Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.


                                              Years Ended September 30,
                                         2000           1999             1998
                                        ----------------------------------------
                                                   (In thousands)
Beginning balance..................... $161,371       $156,235         $148,672
                                       --------       --------         --------

Net increase (decrease) before
  interest credited...................    2,948            479            2,386
Interest credited.....................    4,094          4,657            5,177
                                       --------       --------         --------
Net increase (decrease) in savings
  deposits............................    7,042          5,136            7,563
                                       --------       --------         --------

Ending balance........................ $168,413       $161,371         $156,235
                                       ========       ========         ========

     Borrowings. The Bank may use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2000, the Bank had a borrowing capacity of $128.4 million based on available collateral.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                                    Years Ended September 30,
                                              2000            1999            1998
                                           ------------------------------------------
                                                    (Dollars in thousands)
Maximum balance at any month end.........    $69,100        $28,600          $2,200
Average balance..........................     46,178         10,595           2,049
Period end balance.......................     66,100         28,600           1,900
Weighted average interest rate:
  At end of period.......................       6.60%          5.74%           6.32%
  During the period......................       6.42           5.86            6.35

Personnel

     As of September 30, 2000, the Bank had 83 full-time and 24 part-time employees and 16 commissioned loan representatives. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

     The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At September 30, 2000, the Bank's equity investment in its subsidiary was $628,000.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Unless an exception applies, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion, but does not include real estate. At September 30, 2000, the Bank's largest aggregate amount of loans to one borrower was $1.15 million, which was below the Bank's loans to one borrower limit of $4.1 million at such date.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings bank is required to either be a "domestic building and loan association" the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), maintain at least 65.0% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20.0% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2000, the Bank had all of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. The Bank's liquidity ratio at September 30, 2000 was 23%, which exceeded the applicable requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2000, totalled approximately $54,000.

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

     Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

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

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day.

in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

     The OTS (and other federal banking agencies) has revised the risk-based capital standards to ensure that such standards take account of interest rate risk. The OTS regulations set forth the methodology for calculating an interest rate risk component that would be incorporated into the OTS risk-based capital regulations. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital a portion of its capital to cover such interest rate risk for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4.0%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2.0% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the bank's assets. That dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. For the present time, the OTS has deferred implementation of a capital deduction based on the interest-rate risk component. If the Bank had been subject to an interest-rate risk component as of September 30, 2000, the Bank would not have been subject to any deduction from capital as a result of its interest rate risk position.

     At September 30, 2000, the Bank met each of its capital requirements. See
Note 13 to the Notes to Consolidated Financial Statements for further information.

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

     Insurance on Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF was increased. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The assessment rate for the Company's SAIF-assessable deposits for fiscal 2000 was 3 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in fiscal 2000 for the assessment for deposit insurance and the FICO payments was $50,000.

Federal Home Loan Bank System

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, or 0.3% of the total assets of the Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2000, of $3.6 million. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2000, 1999 and 1998, dividends from the FHLB to the Bank amounted to $158,000, $93,000 and $104,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 2000, the FRB regulations generally required that reserves be maintained against aggregate transaction accounts as follows:
For accounts aggregating $44.3 million or less (subject to adjustment by the FRB), the reserve requirement is 3.0%; and for accounts greater than $ 44.3 million, the reserve requirement is $1.3 million plus 10.0% (subject to adjustment by the FRB between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

     Financial Institution Modernization Legislation. Recently enacted federal legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted a financial holding company under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed before May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

                                   TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For additional information regarding income taxes, see
Note 10 of Notes to Consolidated Financial Statements.

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

Item 2. Properties
------------------

     The Bank conducts its business through five full-service banking offices. The following table sets forth information on those offices as of September 30, 2000.

                                              Year                Net Book                 Owned/                  Approximate
            Location                         Opened               Value (1)                Leased                 Square Footage
--------------------------------           ----------           -------------            ----------             ------------------
Main Office:                                          (Dollars in thousands)
12300 Olive Boulevard                           1978                  $1,813               Owned                          29,000 (2)
St. Louis, Missouri  63141-6434

Branch Offices:
199 Jamestown Mall                              1967 (3)                  78            Leased (4)                         2,500
Florissant, Missouri 63033-5398

3760 South Grand Avenue                         1967                     624               Owned                           3,500
St. Louis, Missouri  63118-3487

4225 Bayless Road                               1971                      46            Leased (5)                         2,000
St. Louis, Missouri 63123-7500

1928 Zumbehl Road                               2000                     381            Leased (6)                         2,800
St. Charles, Missouri 63303-2721

___________________________
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)  1,331 square feet of which is leased to outside tenants.
(3) Includes the period the branch office was located at 6955 Parker Road at Highway 367 in Florissant. The branch was moved to its current site in October 1998.
(4)  Lease expires on July 31, 2004.
(5)  Lease expires on May 31, 2002.
(6)  Lease expires on July 31, 2009.

Item 3. Legal Proceedings
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The information required by this item is incorporated herein by reference to the section captioned "Common Stock Information" in the Annual Report to Stockholders.

Item 6. Selected Financial Data
-------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Selected Consolidated Financial Information" in the Annual Report to Stockholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis" in the Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements listed in the index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I - Election of Directors" is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned "Compliance with Section 16(a) of the Exchange Act" for information regarding compliance with Section 16 of the Exchange Act.

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name                     Age (1)     Position
----                     -------     --------

William A. Donius           42       President, Chief Executive Officer and
                                     Director
Michael J. Donius           40       Executive Vice President, Chief Operating
                                     Officer and Director of the Company and the
                                     Bank, Secretary of the Company
Thomas F. Hack              56       Chief Financial Officer, Treasurer and
                                     Director

(1) As of September 30, 2000.

Biographical Information

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his or her current occupation for the last five years. There are no family relationships among the executive officers except that William and Michael Donius are brothers.

     William A. Donius has served as President and Chief Executive Officer of the Bank since December 1, 1997. Mr. Donius is also the Chairman of the Board of the Company and the Bank. He previously served as Senior Vice President from February 1997 to December 1997, as Vice President from April 1995 to February 1997, and as Director of Marketing from July 1992 to April 1995.

     Michael J. Donius joined the Bank in 1988 and has served as Executive Vice President since 1993, as Chief Operating Officer since 1997 and as Secretary since 1994. Prior to assuming his current positions, Mr. Donius served the Bank in various capacities, including Vice President in charge of compliance and CRA. Mr. Donius resigned from the Bank effective December 31, 2000.

     Thomas F. Hack joined the Bank in 1967 and has served as the Treasurer since 1974 and as the Chief Financial Officer since 1993.

Item 11. Executive Compensation
-------------------------------

     The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          .    Independent Auditors' Report
          .    Consolidated Statements of Financial Condition at September 30,
               2000 and 1999
          .    Consolidated Statements of Income and Comprehensive Income for
               the Years Ended September 30, 2000, 1999 and 1998
          .    Consolidated Statements of Changes in Stockholders' Equity for
               the Years Ended September 30, 2000, 1999 and 1998
          .    Consolidated Statements of Cash Flows for the Years Ended
               September 30, 2000, 1999 and 1998
          .    Notes to Consolidated Financial Statements for the Years ended
               September 30, 2000, 1999, and 1998

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

          3.1  Certificate of Incorporation of Pulaski Financial Corp.*
          3.2  Bylaws of Pulaski Financial Corp.*
          4.0  Form of Certificate for Common Stock*
          10.1  Employment Agreement with William A. Donius
          10.2  Employment Agreement with Thomas F. Hack
          10.3  Severance Agreement with Beverly M. Kelley**
          10.4  Pulaski Financial Corp. 2001 Stock-Based Incentive Plan***
          10.5  Pulaski Financial Corp. 1994 Stock Option Plan****
          13.0  Annual Report to Stockholders
          21.0  Subsidiaries of Pulaski Financial Corp.
          23.0  Consent of Independent Auditor
          27.0  Financial Data Schedule
          _______________
          * Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
          ** Incorporated herein by reference to Pulaski Financial Corp's Form 10-K for the year ended September 30, 1998 as filed on December 29, 1998.
          *** Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.
          **** Incorporated herein by reference to Pulaski Financial Corp.'s
               Definitive Proxy Statement for the 1995 Annual Meeting of Stockholders.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PULASKI FINANCIAL CORP.
                                    (Registrant)

                                    /s/ William A. Donius
                                    --------------------------------------------
                                    William A. Donius
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                                      DATE
----                            -----                                      ----
/s/ William A. Donius           President and Chief Executive              December 20, 2000
---------------------
William A. Donius               Officer
                                (principal executive officer)

/s/ Thomas F. Hack              Chief Financial Officer,                   December 20, 2000
------------------
Thomas F. Hack                  Treasurer and Director
                                (principal financial and accounting
                                officer)

/s/ Robert A. Ebel              Director                                   December 20, 2000
------------------
Robert A. Ebel

/s/ E. Douglas Britt            Director                                   December 20, 2000
--------------------
E. Douglas Britt

/s/ Garland A. Dorn             Director                                   December 20, 2000
-------------------
Garland A. Dorn

/s/ Dr. Edward J. Howenstein    Director                                   December 20, 2000
----------------------------
Dr. Edward J. Howenstein