Form 10-Q
period 2000-12-31
PULASKI FINANCIAL CORP
filed 2001-02-14
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2000
                               -----------------------------------------------

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

                                     0-24571
--------------------------------------------------------------------------------
                             Commission File Number

         Delaware                                43-1816913
---------------------------            ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

      12300 Olive Boulevard
       St. Louis, Missouri                         63141-6434
---------------------------------------   --------------------------------
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X                         No
               ------                           -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at February 12, 2001
--------------------------------------   ---------------------------------------
Common Stock, par value $.01 per share            3,021,298  shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets at December 31, 2000 and
           September 30, 2000 (Unaudited)                                     1

         Consolidated Statements of Income and Comprehensive Income for
           the Three Months Ended December 31, 2000 and 1999 (Unaudited)      2

         Consolidated Statement of Stockholders' Equity for the Three Months
           Ended December 31, 2000 (Unaudited)                                3

         Consolidated Statements of Cash Flows for the Three Months Ended
           December 31, 2000 and 1999 (Unaudited)                            4-5

         Notes to Unaudited Consolidated Financial Statements (Unaudited)    6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           13

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities and Use of Proceeds                            14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security-Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14

        Signatures                                                           15

                         PART I - FINANCIAL INFORMATION



PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,    September 30,
                                                                                             2000             2000
ASSETS

Cash and amounts due from depository institutions                                        $   3,519,567    $   3,762,265
Federal funds sold and overnight deposits                                                    2,875,000        3,800,000
                                                                                         -------------    -------------
           Total cash and cash equivalents                                                   6,394,567        7,562,265

Investment securities available for sale, at market value                                    5,874,640        5,493,159
Investment securities held to maturity, at amortized cost (market value, $1,796,901
  and $13,615,012, at December 31, 2000 and at September 30, 2000, respectively)             1,799,876       13,634,391
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
  $3,128,640 and $3,237,467 at December 31, 2000 and at September 30, 2000, respectively)    3,005,330        3,133,691
Mortgage-backed and related securities available for sale, at market value                  19,427,821       19,470,455
Federal Home Loan Bank stock - at cost                                                       3,760,000        3,580,000
Loans receivable held for sale, at lower of cost or market                                  17,431,165       14,374,186
Loans receivable, net of allowance for loan losses of $1,391,516 and $1,365,776 at
 December 31, 2000 and at September 30, 2000, respectively                                 214,340,799      209,919,196
Real estate acquired in settlement of loans, net of allowance for losses of
 $5,105 and $2,108 at December 31, 2000 and at September 30, 2000, respectively                 67,827           28,008
Premises and equipment - net                                                                 3,451,014        2,933,683
Accrued interest receivable                                                                  1,823,305        1,589,923
Other assets                                                                                 1,657,657        1,400,995
                                                                                         -------------    -------------
TOTAL                                                                                    $ 279,034,001    $ 283,119,952
                                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                               $ 170,718,686    $ 168,412,670
  Advances from Federal Home Loan Bank of Des Moines                                        75,200,000       66,100,000
  Advance payments by borrowers for taxes and insurance                                        593,778        2,786,928
  Accrued interest payable                                                                      12,317          212,509
  Note payable                                                                                   -           12,500,000
  Other liabilities                                                                          1,855,532        1,908,178
                                                                                         -------------    -------------
              Total liabilities                                                            248,380,313      251,920,285
                                                                                         -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 10,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares; 3,972,885
    shares issued at December 31, 2000 and September 30, 2000, respectively                     39,729           39,729
  Treasury stock - at cost (shares, 947,549 and 815,791 respectively)                      (10,709,805)      (9,396,438)
  Additional paid-in capital                                                                23,932,808       23,933,327
  Unearned MRDP shares                                                                        (686,355)        (728,812)
  Unearned ESOP shares (unreleased shares, 117,007 and 119,301 respectively)                (1,170,064)      (1,193,007)
  Accumulated other comprehensive loss                                                         132,428         (241,347)
  Retained earnings                                                                         19,114,947       18,786,215
                                                                                         -------------    -------------
          Total stockholders' equity                                                        30,653,688       31,199,667
                                                                                         -------------    -------------

TOTAL                                                                                    $ 279,034,001    $ 283,119,952
                                                                                         =============    =============
See accompanying notes to the unaudited consolidated financial statements.


PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months Ended
                                                                                                         December 31,
                                                                                          ------------------------------------------
                                                                                                   2000                 1999
INTEREST INCOME:
  Loans receivable                                                                                $ 4,458,336         $ 3,476,289
  Investment securities                                                                               112,498             180,972
  Mortgage-backed and related securities                                                              400,523             445,527
  Other                                                                                                68,064              99,630
                                                                                                  -----------         -----------
           Total interest income                                                                    5,039,421           4,202,418
                                                                                                  -----------         -----------
INTEREST EXPENSE:
  Deposits                                                                                          1,858,064           1,591,684
  Advances from Federal Home Loan Bank of Des Moines                                                1,107,656             411,576
  Other                                                                                                37,500             -
                                                                                                  -----------         -----------
           Total interest expense                                                                   3,003,220           2,003,260
                                                                                                  -----------         -----------
NET INTEREST INCOME                                                                                 2,036,201           2,199,158

PROVISION FOR LOAN LOSSES                                                                              89,664             127,074
                                                                                                  -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                                       1,946,537           2,072,084
                                                                                                  -----------         -----------
NON-INTEREST INCOME:
  Retail banking fees                                                                                 364,384             173,700
  Mortgage revenues                                                                                   663,794             275,794
  Insurance commissions                                                                                72,439             121,564
  Other                                                                                                84,448              47,692
                                                                                                  -----------         -----------
           Total non-interest  income                                                               1,185,065             618,750
                                                                                                  -----------         -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                                    1,419,995             860,157
  Occupancy, equipment and data processing expense                                                    361,227             483,524
  Advertising                                                                                          85,932              77,135
  Professional services                                                                               134,011             112,232
  Other                                                                                               267,953             276,045
                                                                                                  -----------         -----------
           Total non-interest expense                                                               2,269,118           1,809,093
                                                                                                  -----------         -----------
INCOME BEFORE INCOME TAXES                                                                            862,484             881,741

INCOME TAXES                                                                                          319,098             315,572
                                                                                                  -----------         -----------

NET INCOME                                                                                            543,386             566,169

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS                                                               373,775            (186,387)
                                                                                                  -----------         -----------
COMPREHENSIVE  INCOME                                                                             $   917,161         $   379,782
                                                                                                  ===========         ===========
NET INCOME PER COMMON SHARE - BASIC                                                               $      0.18         $      0.16
                                                                                                  ===========         ===========
NET INCOME PER COMMON SHARE - DILUTED                                                             $      0.18         $      0.16
                                                                                                  ===========         ===========

See accompanying notes to the unaudited consolidated financial statements.



PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                Unearned
                                                               Management       Accumulated
                                                Additional    Recognition and      Other        Unearned
                      Common      Treasury       Paid-In       Development     Comprehensive      ESOP       Retained
                      Stock        Stock         Capital       Plan Shares     Income (Loss)     Shares      Earnings       Total
BALANCE,
  September 30, 2000  $ 39,729   $ (9,396,438)  $ 23,933,327     $ (728,812)  $  (241,347)   $ (1,193,007) $ 18,786,215 $31,199,667

Comprehensive income:
  Net income                                                                                                    543,385     543,385
  Change in net unreal-
    ized gains (losses) on securities                                             373,775                                   373,775
                                                                                                                         ----------
        Total comprehen-
         sive income                                                                                                        917,160
                                                                                                                         ----------
Dividends declared ($.065
  per share)                                                                                                   (183,103)   (183,103)

Stock options exercised                58,650                                                                   (31,550)     27,100

Stock repurchase                   (1,372,017)                                                                           (1,372,017)

Release of ESOP shares                                  (519)                                      22,943                    22,424

Amortization of Management
  Recognition and Development
  Plan shares issued                                                 42,457                                                  42,457

                      --------   -------------  ------------     ----------   ----------     ------------  ------------ -----------
BALANCE,
  December 31, 2000   $ 39,729   $ (10,709,805) $ 23,932,808     $ (686,355)  $   132,428    $ (1,170,064) $ 19,114,947 $30,653,688
                      ========   =============  ============     ==========   ===========    ============  ============ ===========


See accompanying  notes to the unaudited consolidated financial statements.



PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR THREE MONTHS
 ENDED DECEMBER 31, 2000 (UNAUDITED) AND DECEMBER 31,1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                                            2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 543,385           $ 566,169
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                                112,380             129,900
      Management Recognition and Development Plan stock awards                               42,457              13,800
      ESOP shares committed to be released                                                   22,424              41,399
      Loan fees, discounts and premiums - net                                                91,545              (6,851)
      Deferred income taxes                                                                    -                 37,827
    Provision for loan losses                                                                89,664             127,074
    Provision for losses on real estate acquired in settlement of loans                       2,997                -
    Losses on sale of real estate acquired in settlement of loans                              -                 25,364
    (Gain) loss on sale of loans                                                            593,864            (213,838)
    Originations of loans receivable for sale to correspondent lenders                  (55,191,979)        (20,628,082)
    Proceeds from sales of loans to correspondent lenders                                51,541,136          24,912,838
    Changes in other assets and liabilities                                                (950,793)           (237,260)
                                                                                        -----------         -----------
          Net adjustments                                                                (3,646,305)          4,202,171
                                                                                        -----------         -----------
          Net cash  provided by (used in) operating activities                           (3,102,920)          4,768,340
                                                                                        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                            11,823,100           3,000,000
  Purchases of investment securities and FHLB stock                                        (461,078)         (2,165,576)
  Principal payments received on mortgage-backed and related
    securities                                                                              685,961             673,729
  Purchases of mortgage-backed and related securities
  Loan originations - net                                                                (4,667,901)         (4,983,905)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                                           -                121,000
  Disposal of equipment                                                                      12,330               -
  Net additions to premises and equipment                                                  (642,041)           (189,892)
                                                                                        -----------         -----------
          Net cash  provided by (used in) investing activities                            6,750,371          (3,544,644)
                                                                                        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) increase in deposits                                            2,306,016          (1,313,435)
  Federal Home Loan Bank advances - net                                                   9,100,000           6,000,000
  Retire other debt                                                                     (12,500,000)              -
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                            (2,193,150)         (2,011,857)
  Dividends declared on common stock                                                       (183,103)           (301,644)
  Common stock issued under stock option plan                                                27,100               -
  Stock repurchase                                                                       (1,372,017)         (2,182,507)
                                                                                        -----------         -----------
          Net cash provided by  (used in)financing activities                            (4,815,154)            190,557
                                                                                        -----------         -----------

                                                                                                            (Continued)


PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
ENDED DECEMBER 31, 2000 (UNAUDITED) AND DECEMBER 31,1999 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                        2000                 1999
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                       $ (1,167,698)          $ 1,414,253

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         7,562,265             8,886,957
                                                                                    ------------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 6,394,567          $ 10,301,210
                                                                                    ============           ===========
ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                                           $ 2,058,255           $ 1,809,372
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                                                  1,107,656               411,576

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                                          2,997                  -
  Real estate acquired in settlement of loans                                             42,816                39,075
  Decrease in investments for changes in unrealized
    gains and losses                                                                     603,584              (295,853)

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                                                     196,647               321,893


See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

    In the opinion of management the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2000 and September 30, 2000 and its results of operations for the three month period ended December 31, 2000 and 1999. The results of operations for the three month periods ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000 contained in the Company's 2000 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

2.  EARNINGS PER SHARE

                                                  Three Months Ended
                                                      December 31,
                                           --------------------------------
                                               2000                1999

Weighted average shares
  outstanding - basic                         2,958,288          3,476,880
Common stock equivalent                          65,976             18,962
                                              ---------          ---------

Weighted average shares
  outstanding - diluted                       3,024,264          3,495,842
                                              =========          =========
Anti-dilutive shares                             16,940             16,940
                                              =========          =========


    Under the Treasury Stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

3.  RECLASSIFICATIONS

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

FINANCIAL CONDITION

Total assets at December 31, 2000 were $279.0 million, a decrease of $4.1 million from $283.1 million at September 30, 2000. The decrease in total assets was primarily attributable to decreases in investments and cash and cash equivalents, offset by an increase in loans receivable, and loans held for sale.

Cash and cash equivalents decreased from $7.6 million at September 30, 2000 to $6.4 million at December 31, 2000. Investments and debt securities declined from $19.1 million at September 30, 2000 to $7.7 million at December 31, 2000. The decrease in cash and investments was primarily attributable to the use of liquid assets and other cash flows during the quarter to fund the repayment of other borrowings, which were $12.5 million at September 30, 2000.

Loans receivable increased $4.4 million from $209.9 million at September 30, 2000 to $214.3 million at December 31, 2000. The increase was largely due to a greater volume of non-conforming (to secondary market guidelines) loans originated for portfolio. Non-conforming loans are usually characterized as having credit histories, and/or underwriting qualities that render them unsaleable in secondary markets. The Bank provides financing for these mortgage loans at higher rates, subject to well-defined underwriting criteria. Non-conforming loans have increased as a result of hiring nine commissioned loan officers. In addition, Home Equity Line of Credit loans have grown $2.5 million, from $14.4 million at September 30, 2000 to $16.9 million at December 31, 2000. This growth in prime-based adjustable loans has been offset by a decline in the amount of consumer loans (primarily indirect auto loans) which were $23.3 million at September 30, 2000 and are $21.2 million at December 31, 2000 Loans held for sale increased from $14.4 million at September 30, 2000 to $17.4 million at December 31, 2000 as a result of origination, of over $55.2 million of mortgage loans during the December 2000 quarter.

Total liabilities at December 31, 2000 were $248.4 million, a decrease of $3.5 million from $251.9 million at September 30, 2000. The decrease in total liabilities was primarily attributable to a decrease in Notes Payable and a decrease in borrower's escrow accounts, offset by increases in deposits and advances from the Federal Home Loan Bank.

Repayment of the $12.5 million Note payable at September 30, 2000 was made in October of 2000. Borrowings were obtained in September of 2000 to facilitate the payment of a special $4.00 return of capital dividend of approximately $12.5 million. Repayment of the note was made after receipt of permission from the Bank's regulator OTS (Office of Thrift Supervision) to pay a dividend of $15.5 million to the Company. Advance payments by borrowers for taxes and insurance decreased from $2.8 million at September 30, 2000 to $594,000 at December 31, 2000 as a result of payment of escrowed real estate taxes and insurance premiums.

Deposit account balances increased from $168.4 million at September 30, 2000 to $170.7 million at December 31, 2000. The Bank's checking and money market accounts increased $7.2 million since September 30, 2000 to $42.7 million, but this growth was offset by a decline of $4.9 million in the passbook and certificate balances. The Bank is aggressively advertising for checking and money market deposits through direct mail, television and radio advertising. The decline in passbook and certificates is due to an aging customer base, customers moving outside Bank marketing areas, and competition with alternative investments.

Borrowings increased $9.1 million, from $66.1 million at September 30, 2000 to $75.2 million at December 31, 2000; as proceeds were used to fund portfolio loan growth, increases in loans held for sale, and payment of borrowers escrowed real estate taxes of approximately $2.7 million in December 2000.

Total stockholders' equity at December 31, 2000 was $30.7 million, a decrease of $500,000 from $31.2 million at September 30, 2000. The decrease is primarily attributable to the repurchase of 136,758 shares of common stock for $1.4 million and payment of regular dividends of $183,000, offset by increase in the amount of unrealized gains on securities held for sale of $374,000, and net income for the three months ended December 31, 2000 of $543,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Non-accrual loans amounted to $193,000 at December 31, 2000 compared to $413,000 at September 30, 2000. The non-accrual loans consisted of single-family residential loans, and consumer loans The balance decline is attributed to adoption of the Uniform Asset Classification Policy of the OTS. Implementation of that policy enabled loans previously considered non-performing, to be reclassified as performing as a result of consistent payments made on loan obligations of persons in bankruptcy. In addition improved collections on delinquent loans reduced the amount of non accrual accounts. Accruing loans that were contractually past due 90 days or more at December 31, 2000 amounted to $2.0 million, of which $409,000 were FHA/VA government-insured loans, compared to $443,000 of FHA/VA loans at September 30, 2000. The accruing loans past 90 days delinquent increased from $1.5 million at September 30, 2000 as a result of seasonal delinquencies. Real estate acquired in settlement of loans, net of allowance for losses increased to $68,000 at December 31, 2000 from $28,000 at September 30, 2000, and consisted of single-family residences. The allowance for loan losses was $1.4 million at December 31, 2000, or .62% of total loans and 66% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared with $1.4 million at September 30, 2000 or .61% of total loans and 71% of non-performing loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999:


GENERAL

Net income for the three months ended December 31, 2000 was $543,000, compared to net income of $566,000 for the three months ended December 31, 1999.


INTEREST INCOME

Interest income increased $837,000, or 20% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase resulted primarily from an increase in interest on loans of $982,000, offset by decreased interest on investments of $68,000, decreased interest income on mortgage-backed securities of $45,000 and decreased income on overnight investments of $32,000.

The increase in interest income on loans resulted primarily from an increase in the average balance of loans outstanding for the three months ended December 31, 2000 of $224.3 million compared to $188.7 million at December 31, 1999. The weighted average yield on loans increased from 7.37% to 7.95% over the same time period.

The decrease in income from investments was due to a decline in the average balance, from $13.3 million for the three months ended December 31, 1999 to $7.2 million for the three months ended December 31, 2000, as maturing securities, as well as funds invested in overnight deposits were used to fund additional lending activity and stock repurchases. The average balance of overnight deposits decreased from $7.6 million for the December 1999 quarter to $4.1 million for the December 2000 quarter. The weighted average yield on investments increased from 5.45% to 6.25%, and the weighted average rate on overnight funds increased from 5.94% to 6.58% over the same period of time. The rate increases reflect the upward movement in interest rates during the period.

The decrease in interest income from mortgage-backed securities resulted primarily from a decrease in the average balance from $24.8 million for the three months ended December 31, 1999 to $22.3 million for the quarter ended December 31, 2000. The average balance declined as a result of normal amortization and prepayments, no sales of mortgage-backed securities were made.

INTEREST EXPENSE

Interest expense increased $1.0 million for the three months ended December 31, 2000 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $696,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $27.9 million for the quarter ended December 31, 1999 to $67.4 million for the quarter ended December 31, 2000. The weighted average rate on FHLB borrowings increased from 5.90% for the quarter ended December 31, 1999 to 6.80% for the quarter ended December 31, 2000. The increase in advances were used to fund loan originations. Interest on deposits increased $266,000 for the quarter ended December 31, 2000 compared to the same quarter of the prior year, due to an increase in the average rates paid on deposits, from 4.02% for the

December 1999 quarter to 4.52% for the December 2000 quarter. The average balance of interest-bearing deposits also increased, from $158.5 million to $164.3 million for the same period. Other interest expense of $37,500 related to the short-term borrowings of $12.5 million at September 30, 2000, which was repaid in October of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $90,000 for the three months ended December 31, 2000 compared to $127,000 for the three months ended December 31, 1999. The provision for loan losses, of $90,000 was in response to the changes in delinquencies and charge offs, and because the Bank's investment in high loan to value residential loans and home equity loans has increased.

Non-performing loans were $2.2 million at December 31, 2000, compared to $1.9 million at September 30, 2000. Charge offs were $62,000 for the December 2000 quarter as a result of losses sustained from auto loans. The Bank discontinued significant investment in auto loans in June of 1999, and decided to emphasize home equity lines of credit, which are prime-based adjustable loans. As a result of recording $90,000 in loan loss provision, the ratio of loan loss allowance to non-performing loans was 63.17%, and the ratio of total loan loss allowance to total loans was .60%, as of December 31, 2000.

Loans up to 100% of the purchase price are made to borrowers having excellent credit histories and meeting specific underwriting guidelines. The Company closely monitors delinquencies on all loans.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. Because management adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one to four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

NON-INTEREST INCOME

Non-interest income increased $566,000 for the three months ended December 31, 2000 from $619,000 to $1.2 million. The increase in non-interest income was the result of an increase in mortgage revenues of $388,000, increased retail banking fees of $191,000, increased other income of $37,000 offset by a decline in insurance commissions of $49,000.

Mortgage revenues increased $388,000, or 141%, from $276,000 for the December 31, 1999 quarter, to $664,000 for the quarter ended December 31, 2000. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended December 31, 2000 increased 111% over the three months ended December 31, 1999. The higher volume of loans sold is the result of hiring a senior vice president to generate increased volume, and the subsequent addition of 7 commissioned loan officers, managers and staff over the twelve month period ended December 31, 2000. Retail banking fees rose 110% from $174,000 in the December 31, 1999 quarter, to $364,000 in the December 31, 2000 quarter. Management continues to focus on growth of checking accounts, and has seen the number of total checking accounts increase 30%, from 8,137 at December 31, 1999 to 10,573 at December 31, 2000.

Other income increased $37,000 over the three months ended December 31, 1999, and was primarily the result of increased dividends on the stock of the Federal Home Loan Bank of Des Moines. Stock purchases are required to support additional borrowings at the Federal Home Loan Bank. The Bank has increased its stock investment from $1.8 million at December 31, 1999 to $3.8 million at December 31, 2000. Insurance commissions declined $49,000, or 40%. as a result of a corresponding decline in the volume of annuity sales.

NON-INTEREST EXPENSE

Non-interest expense increased $460,000, from $1.8 million in the December 1999 quarter to $2.3 million for the quarter ended December 31, 2000. The increase was primarily due to increases in compensation expense of $560,000; offset by decreases in occupancy and equipment expenses of $122,000. Compensation expense increased $560,000 over the prior year, but includes bonus payments related to increased lending volume during calendar 2000, and certain one-time expenses. Occupancy and equipment expenses decreased from $483,000 for the three months ended December 31, 1999 to $361,000 for the three months ended December 31, 2000 due to reduced rent and depreciation expenses. In December 1999, rent expense of approximately $63,000, and leasehold improvements of approximately $34,000 were expensed in connection with the closing of a branch office.

INCOME TAXES

The provision for income taxes of $319,000 for the three-month period ended December 31, 2000, was consistent with the three-month period expense of $316,000 for December 31, 1999. The effective tax rate for the quarter was 37%.

LIQUIDITY AND CAPITAL RESOURCES

Federal regulations require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of net withdrawable savings deposits and short-term borrowings. The Bank attempts to maintain liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk. For the quarter ended December 31, 2000, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 20.78%. The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At December 31, 2000, the Bank had outstanding commitments to originate loans of $7.2 million, and commitments to sell loans of $19.6 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $75.8 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements for funding of loans and withdrawals of deposits. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Des Moines (FHLB) under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon the asset size of the Bank. At December 31, 2000, the Bank had approximately $21.3 million additional available to it under the above-mentioned borrowing arrangement. At December 31, 2000, the Bank had $75.2 million in advances from the FHLB. The Company believes it has the ability to borrow from other sources.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (OTS) regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at December 31, 2000.

                                                                                                  "Well Capitalized"
                                                                                                     Under Prompt
                                                                         For Capital               Corrective Action
                                              Actual                 Adequacy Purposes                 Provisions
                                   ----------------------------- ---------------------------  ---------------------------
(Dollars in Thousands)                 Amount         Ratio        Amount        Ratio            Amount        Ratio
As of  December 31, 2000:
  Tangible capital (to
    total assets)                     $ 26,638        9.69 %       $ 4,124        1.50 %            N/A           N/A
  Core capital (to total
    assets)                             26,638        9.69 %         8,245        3.00 %            N/A           N/A
  Total risk-based capital
    (to risk-weighted assets)           28,030       15.46 %        14,501        8.00 %         $ 18,127       10.00 %
  Tier I risk-based capital
    (to risk-weighted assets)           26,638       14.70 %         9,063        5.00 %           10,876        6.00 %
  Tier I leverage capital (to
    average assets)                     26,638        9.85 %        10,822        4.00 %           13,527        5.00 %



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2000 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 other than an increase in borrowings from the Federal Home Loan Bank of Des Moines - as disclosed in the financial statements.

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

Item 5. Other Information: Not applicable

Item 6. Exhibits and Reports on Form 8-K:

        A. Exhibits

        3.1  Certificate of Incorporation of Pulaski Financial Corp.*
        3.2  Bylaws of Pulaski Financial Corp.*
        4.0  Form of Certificate for Common Stock*


      B. Reports on Form 8-K

      On December 28, 2000, the Company filed a current report on Form 8-K to report a change in its independent public accountants.

      --------------------------------------------------------------------------
      * Incorporated by reference from the Form S-1 (Registration No.333-56465), as amended, asfiled on June 9, 1998.

                                   SIGNATURES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PULASKI FINANCIAL CORP.

Date:  February 14, 2001               /s/  William A. Donius
                                       -----------------------------------------
                                       William A. Donius
                                       Chairman and Chief Executive Officer



Date:  February 14, 2001               /s/  Thomas F. Hack
                                       -----------------------------------------
                                       Thomas F. Hack
                                       Chief Financial Officer/Treasurer