Form 10-Q
period 2001-03-31
PULASKI FINANCIAL CORP
filed 2001-05-14
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                               -------------------------------------------------

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________


                             Pulaski Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    0-24571
-------------------------------------------------------------------------------
                            Commission File Number

                   Delaware                                43-1816913
--------------------------------------------      ----------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)

            12300 Olive Boulevard
            St. Louis, Missouri                            63141-6434
--------------------------------------------      ----------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes        X                                  No ____
                       -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at May 4, 2001
-----------------------------------------         --------------------------
Common Stock, par value $.01 per share                 2,931,298 shares

                   PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                                   Page
PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 2001(Unaudited) and
              September 30, 2000                                                                                    1

           Consolidated Statements of Income and Comprehensive  Income (Loss) for
              the Three and Six Months Ended March 31, 2001 (Unaudited) and 2000                                    2

           Consolidated Statement of Stockholders' Equity for the Six Months Ended
              March 31, 2001 (Unaudited)                                                                            3

           Consolidated Statements of Cash Flows for the Six Months Ended
              March 31, 2001 (Unaudited) and 2000                                                                  4-5

           Notes to Unaudited Consolidated Financial Statements (Unaudited)                                        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                14


PART II       OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                       15

Item 2.    Changes in Securities and Use of Proceeds                                                               15

Item 3.    Defaults Upon Senior Securities                                                                         15

Item 4.    Submission of Matters to a Vote of Security-Holders                                                     15

Item 5.    Other Information                                                                                       15

Item 6.    Exhibits and Reports on Form 8-K                                                                       15-16

           Signatures                                                                                              17

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              March 31,      September 30,
ASSETS                                                                                           2001             2000
Cash and amounts due from depository institutions                                           $   6,507,415    $   3,762,265
Federal funds sold and overnight deposits                                                       5,175,000        3,800,000
                                                                                            -------------    -------------
           Total cash and cash equivalents                                                     11,682,415        7,562,265

Investment securities available for sale, at market value                                       4,582,997        5,493,159
Equity Securities available for sale                                                            1,484,930
Investments in debt securities held to maturity, at amortized cost (market value,
$725,188 and $13,615,012, at March 31, 2001 and September 30, 2000, respectively)                 726,067       13,634,391
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
$3,065,061 and $3,237,467 at March 31, 2001 and September 30, 2000, respectively)               2,897,373        3,133,691
Mortgage-backed and related securities available for sale, at market value                     10,281,898       19,470,455
Loans receivable held for sale, at lower of cost or market                                     39,865,251       14,374,186
Loans receivable, net of allowance for loan losses of $1,509,326 and $1,365,776 at
  March 31, 2001 and September 30, 2000, respectively                                         212,130,765      209,919,196
Federal Home Loan Bank stock - at cost                                                          3,960,000        3,580,000
Real estate acquired in settlement of loans, net of allowance for losses of
  $0 and $2,108 at March 31, 2001 and September 30, 2000, respectively                            102,210           28,008
Premises and equipment - net                                                                    3,431,344        2,933,683
Accrued interest receivable:
  Investment securities                                                                           103,047          116,206
  Mortgage-backed securities                                                                       79,484          135,482
  Loans                                                                                         1,508,778        1,336,852
  Other                                                                                             1,991            1,383
Other assets                                                                                    1,595,265        1,400,995
                                                                                            -------------    -------------
TOTAL                                                                                       $ 294,433,815    $ 283,119,952
                                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                  $ 187,127,326    $ 168,412,670
  Advances from Federal Home Loan Bank of Des Moines                                           73,500,000       66,100,000
  Advance payments by borrowers for taxes and insurance                                         1,404,262        2,786,928
  Accrued interest payable                                                                        237,668          212,509
Dividends payable                                                                                 193,180               --
  Other borrowed money                                                                                 --       12,500,000
  Other liabilities                                                                             1,060,168        1,908,178
                                                                                            -------------    -------------
              Total liabilities                                                               263,522,604      251,920,285
                                                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares;
    3,972,885 shares issued at March 31, 2001and September 30, 2000, respectively                  39,729           39,729
  Treasury stock - at cost (shares, 1,000,888 and 815,791 respectively)                       (11,205,674)      (9,396,438)
  Additional paid-in capital                                                                   23,933,565       23,933,327
  Unearned MRDP shares                                                                           (698,129)        (728,812)
  Unearned ESOP shares (unreleased shares, 114,712 and 119,301 respectively)                   (1,147,122)      (1,193,007)
  Accumulated other comprehensive income (loss)                                                   383,020         (241,347)
  Retained earnings                                                                            19,605,822       18,786,215
                                                                                            -------------    -------------
          Total stockholders' equity                                                           30,911,211       31,199,667
                                                                                            -------------    -------------
TOTAL                                                                                       $ 294,433,815    $ 283,119,952
                                                                                            =============    =============


PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three Months Ended            Six Months Ended
                                                               March 31,                     March 31,
                                                       -------------------------    -------------------------
                                                           2001          2000           2001         2000
INTEREST INCOME:
  Loans receivable                                     $ 4,560,794   $ 3,687,271    $ 9,019,130   $ 7,163,561
  Investment securities                                     86,006       166,303        198,504       347,275
  Mortgage-backed and related securities                   302,162       433,886        702,685       879,413
  Other                                                    103,974        81,272        172,038       180,901
                                                       -----------   -----------    -----------   -----------
           Total interest income                         5,052,936     4,368,732     10,092,357     8,571,150
                                                       -----------   -----------    -----------   -----------
INTEREST EXPENSE:
  Deposits                                               1,876,253     1,596,282      3,734,317     3,187,966
  Advances from Federal Home Loan Bank of Des Moines     1,133,263       534,516      2,240,919       946,092
  Other                                                         --            --         37,500            --
                                                       -----------   -----------    -----------   -----------
           Total interest expense                        3,009,516     2,130,798      6,012,736     4,134,058
                                                       -----------   -----------    -----------   -----------
NET INTEREST INCOME                                      2,043,420     2,237,934      4,079,621     4,437,092
PROVISION FOR LOAN LOSSES                                  190,640        71,568        280,304       198,642
                                                       -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            1,852,780     2,166,366      3,799,317     4,238,450
                                                       -----------   -----------    -----------   -----------
OTHER INCOME:
  Retail banking fees                                      239,113       194,194        603,498       367,894
  Mortgage revenues                                        907,233       219,190      1,571,027       494,985
  Insurance commissions                                    146,946        85,621        219,384       207,185
  Profit on sale of securities                              99,198            --         99,198            --
  Other                                                    125,507        48,389        209,955        96,080
                                                       -----------   -----------    -----------   -----------
           Total other income                            1,517,997       547,394      2,703,061     1,166,144
                                                       -----------   -----------    -----------   -----------
OTHER EXPENSES:
  Salaries and employee benefits                         1,195,788     2,411,376      2,615,783     3,271,533
  Occupancy, equipment and data processing expense         484,411       414,409        845,639       897,933
  Advertising                                              144,969       107,786        230,902       184,921
  Professional services                                    155,695       157,556        289,706       269,788
  Other                                                    237,189       263,989        505,141       540,035
                                                       -----------   -----------    -----------   -----------
           Total other expenses                          2,218,052     3,355,116      4,487,170     5,164,210
                                                       -----------   -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                        1,152,725      (641,356)     2,015,208       240,384

INCOME TAXES                                               449,736       104,005        768,834       419,577
                                                       -----------   -----------    -----------   -----------
NET INCOME (LOSS)                                          702,989      (745,361)     1,246,374      (179,193)

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS                    244,109       (68,216)       624,367      (254,604)
                                                       -----------   -----------    -----------   -----------
COMPREHENSIVE INCOME (LOSS)                            $   947,098   $  (813,576)   $ 1,870,741   $  (433,797)
                                                       ===========   ===========    ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE - BASIC             $      0.24   $     (0.22)   $      0.43   $     (0.05)
                                                       ===========   ===========    ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE - DILUTED           $      0.24   $     (0.22)   $      0.42   $     (0.05)
                                                       ===========   ===========    ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Unearned
                                                                   Management
                                                                  Recognition   Accumulated
                                                    Additional       and           Other        Unearned
                             Common     Treasury      Paid-In      Development  Comprehensive     ESOP        Retained
                             Stock       Stock        Capital     Plan Shares   Income (Loss)     Shares      Earnings    Total
BALANCE,
 September 30, 2000          $ 39,729 $ (9,396,438) $ 23,933,327 $ (728,812)   $  (241,347)   $(1,193,007) $18,786,215 $ 31,199,667
                                                                                                                         ----------
Comprehensive income:
 Net income                                                                                                  1,246,374    1,246,374
 Change in net unrealized
  gain (losses) on securities                                                      624,367                                  624,367
                                                                                                                         ----------
    Total comprehen-
       sive income                                                                                                        1,870,741
                                                                                                                         ----------
Dividends declared ($.065
 per share)                                                                                                   (361,630)    (361,630)

Stock options exercised and
 related tax benefit                       128,573                                                             (31,550)      97,023

Stock repurchase                        (1,989,893)                                                                      (1,989,893)

Release of ESOP shares                                       238                                   45,885                    46,123

Amortization of Manage-
 ment Recognition and
 Development Plan shares                                             86,793                                                  86,793

Management Recognition
 and Development Plan
 shares issued                              52,084                  (56,110)                                   (33,587)     (37,613)
                             -------- ------------  ------------ ----------    -----------    -----------  ----------- ------------
BALANCE,
 March 31, 2001              $ 39,729 $(11,205,674) $ 23,933,565 $ (698,129)   $   383,020    $(1,147,122) $19,605,822 $ 30,911,211
                             ======== ============  ============ ==========    ===========    ===========  =========== ============


See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                                      $   1,246,374    $    (179,193)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                    225,858          241,574
      Management Recognition and Development Plan stock awards                   86,792           78,415
      ESOP shares committed to be released                                       46,123        1,005,143
      Loan fees, discounts and premiums - net                                   256,870            6,949
      Deferred income taxes                                                           0          155,499
    Provision for loan losses                                                   280,304          198,642
    Provision for losses on real estate acquired in settlement of loans          (2,108)           4,679
    Losses on sales of real estate acquired in settlement of loans                  140           13,746
    (Gain) loss on sale of loans                                              1,416,231         (384,226)
    Originations of loans receivable for sale to correspondent lenders     (169,425,065)     (45,453,545)
    Proceeds from sales of loans to correspondent lenders                   142,517,769       47,832,226
    Changes in other assets and liabilities                                  (1,193,634)        (176,458)
                                                                          -------------    -------------
          Net adjustments                                                   (25,790,720)       3,522,644
                                                                          -------------    -------------

          Net cash provided by (used in) operating activities               (24,544,346)       3,343,451
                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                22,245,771        7,532,215
  Purchases of investment securities and FHLB stock                          (1,382,637)      (4,088,929)
  Principal payments received on mortgage-backed and related
    securities                                                                1,442,623        1,129,873
  Loan originations - net                                                    (2,894,518)     (14,878,952)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                             36,900          180,000
  Disposal of equipment                                                          29,606                0
  Net additions to premises and equipment                                      (753,125)        (636,590)
                                                                          -------------    -------------
          Net cash provided by (used in) investing activities                18,724,620      (10,762,383)
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                        18,714,656          (52,041)
  Federal Home Loan Bank advances - net                                       7,400,000       11,000,000
   Retire other debt                                                        (12,500,000)               0
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                (1,382,666)      (1,300,211)
  Dividends declared on common stock                                           (361,630)        (596,666)
  New MRDP stock issued                                                         (37,614)               0
  Treasury stock issued under stock option plan                                  97,023           40,582
  Stock repurchase                                                           (1,989,893)      (4,419,758)
                                                                          -------------    -------------
          Net cash provided by financing activities                           9,939,876        4,671,906
                                                                          -------------    -------------

                                                                     (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     2001             2000
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    $  4,120,150    $ (2,747,026)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                     7,562,265       8,886,957
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, AT END OF YEAR                        $ 11,682,415    $  6,139,931
                                                                 ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                       $  3,709,157    $  3,203,892
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                               2,240,919         946,091
      Income taxes                                                  1,349,500         695,062

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                      (2,108)          4,679
  Real estate acquired in settlement of loans                         109,134         105,917
  Increase (decrease) in investments for changes in unrealized
    gains and losses                                                  991,059        (404,133)

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                                  193,180      14,280,718

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


1.    FINANCIAL STATEMENTS

      The consolidated interim financial statements as of March 31, 2001and for the period then ended include the accounts of Pulaski Financial Corp. (the "Company") and its wholly-owned subsidiaries, Pulaski Bank (the "Bank"). This report has been prepared by Pulaski Financial Corp. (the "Company") without audit.

      In June 1998, the Financial Accounting Standards Board issued Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 137 and 138. The Company adopted the statement and its amendments on January 1, 2001. Because of the Company's minimal use of derivatives, management has concluded that the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Company.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the March 31, 2001, interim financial statements. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of March 31, 2001, should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 2000 and for the year then ended included in the Company's 2000 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2000 Annual Report to Shareholders to which reference is made.

2.    EARNINGS PER SHARE

                                   Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                  ---------------------   ---------------------
                                     2001       2000        2001         2000

        Weighted average shares
         outstanding - basic      2,886,507   3,378,878   2,922,792   3,428,147
        Common stock equivalent      62,933      17,584      64,471      18,277
                                  ---------   ---------   ---------   ---------

        Weighted average shares
         outstanding - diluted    2,949,440   3,396,462   2,987,263   3,446,424
                                  =========   =========   =========   =========
        Anti-dilutive shares         16,940     219,001      16,940     117,418
                                  =========   =========   =========   =========


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

3.    RECLASSIFICATIONS

      Certain reclassifications have been made to 2000 amounts to conform to the 2001 presentation.

                                  * * * * * *

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company's current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company's actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company's filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

General

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

Financial Condition

Total assets at March 31, 2001 were $294.4 million, an increase of $11.3 million from $283.1 million at September 30, 2000. The increase in total assets was primarily attributable to increases in loans held for sale, cash and cash equivalents, and loans receivable, offset by decreases in investments and debt securities and mortgage-backed securities.

Loans held for sale increased from $14.4 million at September 30, 2000 to $39.9million at March 31, 2001. The increase was attributable to the origination of over $133 million in mortgages during the quarter as a result of favorable long term interest rates for both purchases and refinances. The majority of the loans originated are pre-committed for sale to investors. As a result of the volume, slight delays were experienced in the consummation of the sale transaction, and subsequently a larger balance resulted.

Cash and cash equivalents increased from $7.6 million at September 30, 2000 to $11.7 million at March 31, 2001, as a result of higher balance requirements and increased investment in overnight deposits to provide greater liquidity to fund loan production.

Loans receivable increased $2.2 million from $209.9 million at September 30, 2000 to $212.1 million at March 31, 2001. The increase was largely due to a greater volume of home equity loans. Balances of home equity loans were $21.6 million at March 31, 2001 compared to $14.4 million at March 31, 2000, and increased primarily as a result of higher volume of first mortgage loan originations. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans was offset by a decline of $5.0 million in consumer loans (primarily indirect auto loans) which decreased from $23.3 million at September 30, 2000 to $18.3 million at March 31, 2001.

Investments and debt securities declined from $19.1 million at September 30, 2000 to $6.8 million at March 31, 2001. The decline in investments was primarily attributable to the use of maturing investments to repay the $12.5 million of other borrowings used to fund the payment of a special cash dividend. Mortgage-backed securities decreased from $22.6 million at September 30, 2000 to $13.2 million at March 31, 2001. This decline was due to sale of approximately $8.8 million of mortgage-backed securities to provide additional funding for the increased level of loan originations.

Total liabilities at March 31, 2001 were $263.5 million, an increase of $11.6 million from $251.9 million at September 30, 2000. The increase in total liabilities was primarily attributable to an increase in deposits from $168.4 million at September 30, 2000 to $187.1 million at March 31, 2001. During the six-month period ending March 31, 2001, the balance of the Bank's money market accounts grew from $15.8 million to $32.7 million as a result of marketing efforts and increased rates to generate funds to finance the mortgage originations. The deposit growth reflects the return of customers to depository institutions who have experienced declines in stock market investments.

Borrowings increased $7.4 million, from $66.1 million at September 30, 2000 to $73.5 million at March 31, 2001, as proceeds were used primarily to fund loans held for sale.

Total stockholders' equity at March 31, 2001 was $30.9 million, a decrease of $300,000 from the $31.2 million at September 30, 2000. The decrease was primarily attributable to the repurchase of 196,058 shares of common stock for $2.0 million and the payment of $362,000 cash dividends, offset by the increase in the amount of unrealized gains on securities held for sale of $624,000 and net income for the six months ended March 31, 2001 of $1.2 million.

Non-performing Assets and Delinquencies

Non-accrual loans amounted to $153,000 at March 31, 2001 as compared to $413,000 at September 30, 2000. The non-accrual loans consisted primarily of single-family residential loans and consumer loans. The balance decline was attributed to adoption of the Uniform Asset Classification Policy of the OTS. Implementation of that policy enabled loans previously considered non-performing to be reclassified as performing as a result of consistent payments made on loan obligations of persons in bankruptcy. Accruing loans that were contractually past due 90 days or more at March 31, 2001 amounted to $1.7 million, of which $539,000 were FHA/VA government-insured loans, compared to $1.5 million of accruing loans past 90 days delinquent at September 30, 2000, of which $443,000 were FHA/VA loans. Real estate acquired in settlement of loans, net of allowance for losses increased to $102,000 at March 31, 2001 from $28,000 at September 30, 2000, and consisted of single-family residences. The allowance for loan losses was $1.5 million at March 31, 2001, or .60% of total loans and 80% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared to $1.4 million at September 30, 2000 or .61% of total loans and 71% of non-performing loans.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2001 and 2000:

All trends and reasons for increases and decreases for the three months ended March 31, 2001 and 2000 are reflective of the trends and reasons for increases and decreases for the six month periods ended March 31, 2001 and 2000, in all material respects, unless otherwise noted.

General

Net income for the three months ended March 31, 2001 was $703,000, compared to a net loss of $745,000 for the three months ended March 31, 2000. Net income for the six months ended March 31, 2001 was $1.2 million compared to a net loss of $179,000 for the six-month period ended March 31, 2000. The prior year's loss was caused by a one-time non-recurring recognition of compensation expense totaling $1.4 million associated with the Company's $4.00 per share special dividend declared in March 2000, and its effect on restricted stock awards under the Company's 2000 Stock-Based Incentive Plan and on the Employee Stock Ownership Plan. Adjusting for these one time non-recurring expenses, the net income for the three months ended March 31, 2000 was $450,000 and was $1.0 million for the six months ended March 31, 2000.

Interest Income

Interest income increased $684,000 or 16% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The increase resulted primarily from an increase in interest on loans of $874,000, offset by a decrease in interest on investments of $80,000, and decreased income on mortgage-backed securities of $132,000.

The increase in interest income on loans resulted from an increase in the average balance of loans outstanding for the three months ended March 31, 2001 from $193.7 million to $237.4 million. The weighted average yield on loans increased slightly from 7.62% to 7.69% over the same time period.

The decrease in income from investments was due to a decline in the average balance from $11.6 million for the three months ended March 31, 2000 to $6.0 million for the three months ended March 31, 2001, as maturing securities were used to fund additional lending activity. The weighted average yield on investments changed from 5.71% for the quarter ended March 31, 2000 to 5.75% for the three-month period ended March 31, 2001. Additionally, other interest income increased $23,000. The average balance of overnight deposits increased from $5.8 million for the March 2000 quarter to $7.8 million for the March 2001 quarter, as funds were accumulated to fund increased lending activity.

The decrease in interest income from mortgage-backed securities resulted primarily from an decrease in the average balance from $24.2 million for the three months ended March 31, 2000 to $16.9 million for the quarter ended March 31, 2001, and by a reduction in the weighted average yield from 7.18% in 2000 to 7.14% in 2001. The decrease in the average balance reflects the amortization and prepayment of older higher rate securities, and the sale of approximately $8.8 million of the available-for-sale securities to help fund the increased level of lending volume in the March 2001 quarter.

Interest Expense

Interest expense increased $879,000 for the three months ended March 31, 2001 compared to the same period last year. The additional expense resulted primarily from increased interest expense of $599,000 on borrowings from the FHLB of Des Moines. The average balance of borrowings increased from $35.0 million for the quarter ended March 31, 2000 to $75.2 million for the quarter ended March 31, 2001. The increase in the average balance was attributable primarily to the use of advances to fund loan originations. The weighted average rate on FHLB borrowings decreased from 6.11% for the quarter ended March 31, 2000 to 6.02% for the quarter ended March 31, 2000 as a result of lower short-term interest rates in effect. Interest on deposits increased $280,000 for the quarter ended March 31, 2001 compared to the same quarter of the prior year. The average balance of deposits increased from $156.7 million for the quarter ended March 31, 2000 to $168.5 million for the March 2001 quarter, and the weighted average rate paid on deposits increased from 4.07% to 4.45%. During the March 2001 quarter, the Bank experienced an $11 million increase in money market accounts. This was accomplished by increased marketing efforts and offering higher interest rates. The deposit growth enables the Bank to have less reliance on borrowings from higher-cost sources, to fund its loan volume. Other interest expense of $37,500 for the six months ended March 31, 2000 related to the short-term borrowings of $12.5 million at September 30, 2000, which was repaid in October of 2000.

Provision for Loan Losses

The provision for loan losses was $191,000 for the three months ended March 31, 2001 compared to $72,000 for the three months ended March 31, 2000. The increase in provision reflects the overall increase in the loan portfolio, but was primarily in response to increased charge-offs. In evaluating the appropriate level of loan loss allowance, management reviewed cumulative losses for the six months ended March 31, 2001 of $134,000, and made contrast to the most recent experience for the fiscal year ended September 30, 2000, when only $132,000 of charge-offs were recorded. The losses were primarily attributed to consumer loans(autos). After achieving their investment objective, the Bank discontinued significant investment in auto loans in June of 1999, and decided to emphasize home equity lines of credit, which are prime-based adjustable loans. As a result of recording $191,000 in loan loss provision, the ratio of loan loss allowance to non-performing loans was 79.59%, compared to 70.89% at September 30, 2000. The ratio of total loan loss allowance to total loans was .60% as of March 31, 2001, which was the same ratio as of September 30, 2000.

The provision for loan losses is determined by management as the amount that must be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The determination of the appropriate level of loan loss allowance is based upon the quarterly evaluation of eleven specific criteria. Additionally, Senior management and the collection department personnel meet quarterly and review all conventional mortgages and all consumer loans which are over 90 days delinquent. Loan loss allowances are provided when it is determined that loss is probable and the asset is impaired. In addition to specific evaluations, management also reviews concentrations of credit, lending volume, the general level of delinquencies, current trends in charge-offs, current economic conditions, historical loss experience, and the reasonableness of previous estimates in relation to payment performance on new loan products. In the assessment of these and other characteristics, estimates are made for the inherent loan losses associated with these products. Because management adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one-to-four-family residences, the Bank's historical loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

Non-Interest Income

Non-interest income increased $971,000 from $547,000 for the three months ended March 31, 2000, to $1.5 million for the quarter ended March 31, 2001. The increase in other income was the result of an increase in mortgage revenues of $688,000, profits on the sale of securities of $99,000, commissions on sales of insurance products of $61,000, retail banking fees of $45,000, and increased other income of $77,000.

Mortgage revenues increased $688,000, or 314%, from $219,000 in the March 2000 quarter to $907,000 for the quarter ended March 31, 2001. The revenue was generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended March 31,2001 increased 303% over the same quarter of the prior year. The higher volume of sales was the result of increased production that resulted from both greater originations and more refinance loans. Interest rate reductions by the Federal Reserve Board contributed to lower mortgage rates and more refinancings to lower fixed-rate loans. It is the Bank's policy to sell the majority of fixed-rate loans in an effort to better manage interest rate risk, and consequently sales increased significantly.

During the March 2001 quarter, the Bank sold approximately $8.8 million of available for sale mortgage backed securities, and recorded profits of $99,000. The sales provided additional liquidity to fund the increased lending volume. Commissions on sales of annuities by the Bank's subsidiary, Pulaski Service Corporation, increased $61,000 in the three months ended March 31, 2001 as a result of higher volume of sales.

Retail banking fees rose 23% from $194,000 in the March 2000 quarter to $239,000 for the March 2001 quarter as a result of growth in the number of checking accounts. In the March 2001 quarter, entries were made to reverse $124,000 of income previously recorded as retail banking fees. The reversal of income resulted from the recognition that the amounts were uncollectible. Of that amount, $64,000 related to sustained overdraft fees that were recorded prior to January 1, 2001. The implementation of the Uniform Credit Classification Policy in December 2000 justified carrying the overdrawn balances of these "open-end" credits as substandard assets. However, the assessment by management that a more conservative recognition of revenue is appropriate is based upon our experience the current slowing in the economy and a review of the charge-off policies of other organizations. The Uniform Credit Classification Policy, which became effective in December 2000, permits open-end credits to be considered substandard assets at 90 days, and charged-off after 180 days, was viewed as unrealistic with regard to accumulation of sustained overdraft fees. Hence, a more conservative approach was made, that resulted in earlier recognition of reversed fee income. Despite the safe-harbor protection of the Uniform Credit Classification Policy, management deemed it more appropriate to reverse the accrued income on over-drafted checking balances that were overdrawn for more than 45 days.

Other income increased primarily as a result of increased dividends received on greater Federal Home Loan Bank of Des Moines stock holdings, which are required to support additional borrowings from the Federal Home Loan Bank. Additional other income also resulted from interest earned on demand deposit balances maintained at the Federal Home Loan Bank of Des Moines.

Non-Interest Expense

Non-interest expenses decreased $1.2 million, from $3.4 million for the March 2000 quarter, to $2.2 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in compensation expense, which was $2.4 million for the three months ended March 31, 2000 compared to $1.2 million for the March 31, 2001 quarter. In March of 2000, as the result of the declaration of a special $4.00 per share dividend, compensation expense in the amount of $1.4 million was recorded to reflect releasing shares of stock the employees stock ownership program and dividends on unvested shares of restricted stock awards. Those expenses were non-recurring. Excluding the compensation expense relating to the special dividend, the salaries and benefits expense increased $156,000 for the quarter, as a result of higher staffing levels, and higher payroll taxes.

Occupancy and equipment expenses increased from $414,000 for the quarter ended March 31, 2000 to $484,000 for the 2001 quarter due to higher maintenance and repair expenses, data processing costs, and higher real estate taxes. For the six months ended March 31, 2001, occupancy and equipment expense were $52,000 lower than the six months ended March 31, 2000. The reduction in costs was attributed to reduced rent expense. The Bank incurred costs of approximately $107,000 in accelerated costs in December 1999 as a result of the closing of one branch office. That expense was included in the year to date expense totals of March 2000.

Advertising expense increased $37,000, from $108,000 for the three months ended Mach 31, 2000 to $145,000 for the March 31, 2001 quarter as a result of the additional use of radio advertising directed to attract money market accounts.

Income Taxes

The provision for income taxes increased $346,000 to $450,000 for the three months ended March 31, 2001 from $104,000 for the three months ended March 31, 2000. The increase was primarily attributable to increased net operating income. The effective tax rate for the quarter was 39%, and for the six months ended March 31, 2001, the effective rate was 38%.

Liquidity and Capital Resources

The Bank attempts to maintain liquidity at levels it considers appropriate to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk.

At March 31, 2001 the Bank had outstanding commitments to originate loans of $7.1 million, and commitments to sell loans on a best-efforts basis of $45.9 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $83.6 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Des Moines "FHLB" under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon the asset size of the Bank, and credit evaluations by the Federal Home Loan Bank. At March 31, 2001, the Bank had approximately $116.6 million in available borrowing authority under the above-mentioned arrangement. At March 31, 2000, the Bank had $73.5 million in advances from the FHLB. The Company has also made financing arrangements with a commercial bank, to provide up to $10 million of additional short-term, prime rate-based funds as an additional source of funding if the need arises.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision" OTS" regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at March 31, 2001.

                                                                                             Under Prompt
                                                                      For Capital          Corrective Action
                                                  Actual           Adequacy Purposes           Provisions
                                           -------------------    -------------------    -----------------------
(Dollars in Thousands)                        Amount    Ratio      Amount      Ratio      Amount         Ratio
As of  March 31, 2001:
  Tangible capital (to
   total assets)                           $ 27,388     9.40 %   $  4,368      1.50 %        N/A          N/A
  Core capital (to total
   assets)                                   27,388     9.40 %      8,730      3.00 %        N/A          N/A
  Total risk-based capital
   (to risk-weighted assets)                 28,897    14.17 %     16,313      8.00 %     $ 20,391       10.00 %
  Tier I risk-based capital
   (to risk-weighted assets)                 27,388    13.43 %     10,195      5.00 %       12,235        6.00 %
  Tier I leverage capital (to
   average assets)                           27,388     9.95 %     11,008      4.00 %       13,760        5.00 %


Quantitative and Qualitative Disclosures About  Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2001 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds: Not applicable

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders:


         The Annual Meeting of the Stockholders of the Company was held on February 15, 2001. The results of the vote were as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                    VOTES FOR                     VOTES WITHHELD
                                    ---------                     --------------

         Thomas F. Hack             2,465,184                         216,456

         Edward J. Howenstein       2,460,853                         220,787

2. The appointment of Ernst & Young LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2001 was ratified by the stockholders by the following vote:

                  FOR                 AGAINST             ABSTAIN
                  ---                 -------             -------

               2,664,258              13,368               4,014

Item 5.  Other Information: Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         A.    Exhibits

         3.1   Certificate of Incorporation of Pulaski Financial Corp.*

         3.2   Bylaws of Pulaski Financial Corp.*

         4.0   Form of Certificate for Common Stock*

         _______________________________________________________________________
         * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

         B.    Reports on Form 8-K

         On January 11, 2001, the Company filed an amendment to the 8-K it had filed on December 28, 2000. The Form 8-K reported a change in the Company's independent public accountants. A letter by the former accountants was filed by exhibit.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PULASKI FINANCIAL CORP.

Date: May 11, 2001                          /S/William A. Donius
      -----------------------               ------------------------------------
                                            William A. Donius
                                            Chairman and Chief Executive Officer



Date: May 11, 2001                          /S/Thomas F. Hack
      ------------------------              ------------------------------------
                                            Thomas F. Hack
                                            Chief Financial Officer/Treasurer