Form 10-Q
period 2001-06-30
PULASKI FINANCIAL CORP
filed 2001-08-14
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                               --------------------------------------

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

                                     0-24571
--------------------------------------------------------------------------------
                             Commission File Number

                  Delaware                           43-1816913
      --------------------------------        -----------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification Number)

           12300 Olive Boulevard
            St. Louis, Missouri                            63141-6434
--------------------------------------------       -----------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes       X                      No
                    -------                       -------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at August 10, 2001
--------------------------------------      ------------------------------------
Common Stock, par value $.01 per share                2,913,040 shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                               Page

Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 2001(Unaudited) and September 30, 2000           1

           Consolidated Statements of Income and Comprehensive Income (Loss) for
              the Three and Nine Months Ended June 30, 2001 and June 30, 2000 (Unaudited)           2

           Consolidated Statement of Stockholders' Equity for the Nine Months Ended
              June 30, 2001 (Unaudited)                                                             3

           Consolidated Statements of Cash Flows for the Nine Months Ended
              June 30, 2001 and June 30, 2000 (Unaudited)                                          4-5

           Notes to Consolidated Financial Statements (Unaudited)                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    7-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                13


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings                                                                       14

Item 2.    Changes in Securities and Use of Proceeds                                               14

Item 3.    Defaults Upon Senior Securities                                                         14

Item 4.    Submission of Matters to a Vote of Security-Holders                                     14

Item 5.    Other Information                                                                       14

Item 6.    Exhibits and Reports on Form 8-K                                                        14

           Signatures                                                                              15

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 (UNAUDITED)  AND SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------

                                                                                  June 30,      September 30,
ASSETS                                                                              2001             2000

Cash and amounts due from depository institutions                              $   7,857,631    $   3,762,265
Federal funds sold and overnight deposits                                         10,325,000        3,800,000
                                                                               -------------    -------------
           Total cash and cash equivalents                                        18,182,631        7,562,265

Investment securities available for sale, at market value                          2,839,746        5,493,159
Equity securities available for sale                                               1,368,425               --
Investment securities held to maturity, at amortized cost (market value,
    $ 1,721,923 and $13,615,012, at June 30, 2001 and September 30, 2000,
    respectively)                                                                  1,717,069       13,634,391
Mortgage-backed and related securities held to maturity, at amortized cost
    (market value, $2,779,323  and $3,237,467 at June 30, 2001 and
    September 30, 2000, respectively)                                              2,621,114        3,133,691
Mortgage-backed and related securities available for sale, at market value         9,505,584       19,470,455
Loans receivable held for sale, at lower of cost or market                        42,935,202       14,374,186
Loans receivable, net of allowance for loan losses of $1,610,489 and
    $1,365,776 at June 30, 2001 and September 30, 2000, respectively             202,060,770      209,919,196
Federal Home Loan Bank stock - at cost                                             3,960,000        3,580,000
Real estate acquired in settlement of loans, net of allowance for losses
    of $0 and $2,108 at June 30, 2001 and September 30, 2000, respectively            39,241           28,008
Premises and equipment - net                                                       3,539,658        2,933,683
Accrued interest receivable:
  Investment securities                                                               50,204          116,206
  Mortgage-backed securities                                                          72,731          135,482
  Loans                                                                            1,376,852        1,336,852
  Other                                                                                1,003            1,383
Other assets                                                                       1,843,571        1,400,995
                                                                               -------------    -------------
TOTAL                                                                          $ 292,113,800    $ 283,119,952
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                     $ 192,794,013    $ 168,412,670
  Advances from Federal Home Loan Bank of Des Moines                              55,000,000       66,100,000
  Advance payments by borrowers for taxes and insurance                            2,041,943        2,786,928
  Accrued interest payable                                                            72,943          212,509
  Dividends payable                                                                  218,722               --
  Other borrowed money                                                                    --       12,500,000
  Other liabilities                                                               10,971,546        1,908,178
                                                                               -------------    -------------
              Total liabilities                                                  261,099,167      251,920,285
                                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 10,000,000 shares;
    none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares;
    3,972,885 shares issued at June 30, 2001 and September 30, 2000,
    respectively                                                                      39,729           39,729
  Treasury stock - at cost (1,056,588 and 815,791 shares, respectively)          (11,883,619)      (9,396,438)
  Additional paid-in capital                                                      23,938,924       23,933,327
  Unearned MRDP shares                                                              (653,794)        (728,812)
  Unearned ESOP shares (unreleased shares, 112,418 and 119,301 respectively)      (1,124,180)      (1,193,007)
  Accumulated other comprehensive loss                                               251,618         (241,347)
  Retained earnings                                                               20,445,955       18,786,215
                                                                               -------------    -------------
          Total stockholders' equity                                              31,014,632       31,199,667
                                                                               -------------    -------------
TOTAL                                                                          $ 292,113,800    $ 283,119,952
                                                                               =============    =============

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended           Nine Months Ended
                                                                 June 30,                     June 30,
                                                      ----------------------------   ---------------------------
                                                           2001            2000           2001           2000
INTEREST INCOME:
  Loans receivable                                    $  4,604,276    $  3,971,259   $ 13,827,312   $ 11,134,820
  Investment securities                                     65,350         169,296        263,854        516,571
  Mortgage-backed and related securities                   225,551         425,539        928,235      1,304,952
  Other                                                    107,025          81,481        279,063        262,382
                                                      ------------    ------------   ------------   ------------
           Total interest income                         5,002,201       4,647,575     15,298,463     13,218,725
                                                      ------------    ------------   ------------   ------------
INTEREST EXPENSE:
  Deposits                                               1,928,865       1,619,647      5,663,182      4,807,613
  Advances from Federal Home Loan Bank                     931,752         800,587      3,172,671      1,746,679
  Other                                                          0               0         37,500              0
                                                      ------------    ------------   ------------   ------------
           Total interest expense                        2,860,617       2,420,234      8,873,353      6,554,292
                                                      ------------    ------------   ------------   ------------
NET INTEREST INCOME                                      2,141,584       2,227,341      6,425,110      6,664,433
PROVISION FOR LOAN LOSSES                                  193,399         164,783        473,703        363,425
                                                      ------------    ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,948,185       2,062,558      5,951,407      6,301,008
                                                      ------------    ------------   ------------   ------------
OTHER INCOME:
  Retail banking fees                                      310,534         257,686        914,031        625,580
  Mortgage revenues                                      1,075,425         487,388      2,442,546        982,373
  Insurance commissions                                     56,565          48,774        275,949        255,959
  Gain on sale of securities                               436,478               0        540,488              0
  Other                                                     54,948          60,669        260,091        156,750
                                                      ------------    ------------   ------------   ------------
           Total other income                            1,933,950         854,517      4,433,106      2,020,662
                                                      ------------    ------------   ------------   ------------
OTHER EXPENSES:
  Salaries and employee benefits                         1,078,386       1,050,900      3,694,169      4,322,433
  Occupancy, equipment and data processing expense         447,800         419,086      1,293,438      1,317,020
  Advertising                                              118,873         109,522        349,775        294,443
  Professional services                                    178,328          96,713        468,034        366,501
  Other                                                    296,518         204,167        801,659        744,201
                                                      ------------    ------------   ------------   ------------
           Total other expenses                          2,119,905       1,880,388      6,607,075      7,044,598
                                                      ------------    ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                               1,762,230       1,036,687      3,777,438      1,277,072
INCOME TAXES                                               676,366         366,557      1,445,200        786,134
                                                      ------------    ------------   ------------   ------------
NET  INCOME                                              1,085,864         670,130      2,332,238        490,938
OTHER COMPREHENSIVE (LOSS) GAIN ITEMS                     (126,872)        100,147        492,964       (154,457)
                                                      ------------    ------------   ------------   ------------
COMPREHENSIVE  INCOME                                 $    958,992    $    770,277   $  2,825,202   $    336,481
                                                      ============    ============   ============   ============
NET INCOME PER COMMON SHARE - BASIC                   $       0.38    $       0.21   $       0.81   $       0.15
                                                      ============    ============   ============   ============
NET INCOME PER COMMON SHARE - DILUTED                 $       0.37    $       0.21   $       0.79   $       0.15
                                                      ============    ============   ============   ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                Unearned
                                                               Management      Accumulated
                                                Additional   Recognition and       Other      Unearned
                          Common    Treasury      Paid-In      Development     Comprehensive    ESOP        Retained
                           Stock      Stock       Capital      Plan Shares     Income (Loss)   Shares       Earnings      Total
BALANCE,
  September 30, 2000      $39,729  $(9,396,438) $23,933,327     $(728,812)    $  (241,347)   $(1,193,007) $18,786,215  $31,199,667
                                                                                                                       -----------
Comprehensive income:                                                                                       2,332,238    2,332,238
                                                                                                                       -----------
  Net income
  Change in net unreal-
    ized gain (losses) on
    securities                                                                    492,965                                 (492,965)
                                                                                                                       -----------
       Total comprehen-
         sive income                                                                                                     2,825,203
                                                                                                                       -----------

Dividends declared                                                                                           (585,275)    (585,275)


Stock options exercised and            169,628                                                                (53,635)     115,993
related stock benefit

Stock repurchase                    (2,708,893)                                                                         (2,708,893)

Release of ESOP shares                                5,597                                       68,827                    74,424

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                         131,127                                                  131,127

Management Recognition
  and Development Plan
  shares issued                         52,084                    (56,110)                                    (33,588)     (37,614)

                          ------- ------------  -----------     ---------        --------    -----------  -----------  -----------
BALANCE,
  June 30, 2001           $39,729 $(11,883,619) $23,938,924     $(653,794)       $251,618    $(1,124,180) $20,445,955  $31,014,632
                          ======= ============  ===========     =========        ========    ===========  ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                                                                2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   2,332,238    $     490,938
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                    342,966          373,600
      Management recognition and development plan stock awards                  131,127          138,430
      ESOP shares committed to be released                                       74,425        1,050,357
      Loan fees, discounts and premiums - net                                   191,290          122,053
    Deferred income taxes                                                             0          245,271
    Provision for loan losses                                                   473,703          363,425
    Provision for losses on real estate acquired in settlement of loans          (2,108)           4,679
    Losses on sale of real estate acquired in settlement of loans                (5,391)          12,137
    Gain on sale of investments                                                       0                0
    Gains on sales of loans                                                  (2,210,023)        (814,990)
    Originations of loans receivable for sale to correspondent lenders     (302,506,016)     (97,378,342)
    Proceeds from sales of loans to correspondent lenders                   276,155,023       91,450,990
    Changes in other assets and liabilities                                   8,528,121          180,978
                                                                          -------------    -------------
          Net adjustments                                                   (18,826,883)      (4,251,412)
                                                                          -------------    -------------
          Net cash (used in) provided by operating activities               (16,494,645)      (3,760,474)
                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                25,716,673        8,523,143
  Purchases of investment securities and FHLB stock                          (3,544,159)      (8,509,929)
  Gain on sale of investments                                                  (540,488)               0
  Principal payments received on mortgage-backed and related securities       2,487,871        1,939,002
  Purchases of mortgage - backed and related securities                               0                0
  Loan originations - net                                                     7,018,085      (25,364,350)
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                            105,400          257,500
  Proceeds from disposal of equipment                                            29,606                0
  Net additions to premises and equipment                                      (978,547)      (1,120,566)
                                                                          -------------    -------------
          Net cash (used in) provided by investing activities                30,294,441      (24,275,200)
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                        24,381,343       (1,706,784)
  Federal Home Loan Bank advances - net                                     (11,100,000)      39,000,000
  Retire other debt                                                         (12,500,000)               0
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                  (744,985)        (481,481)
  Dividends paid on common stock                                               (585,275)        (870,020)
  Common stock issued under stock option plan                                   115,993          159,008
  Stock repurchases                                                          (2,708,893)      (7,560,571)
  New MRDP stock issued                                                         (37,613)
                                                                          -------------    -------------
          Net cash (used in) provided by financing activities                (3,179,430)      28,540,152
                                                                          -------------    -------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------------------------------

                                                                 2001             2000

NET INCREASE IN CASH AND CASH EQUIVALENTS                    $ 10,620,366    $    504,478

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD               7,562,265       8,886,957
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                  $ 18,182,631    $  9,391,435
                                                             ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                   $  5,325,791    $  4,988,075
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                           3,172,671       1,746,679
      Income taxes                                              1,987,084         684,397

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                  (2,108)          4,679
  Real estate acquired in settlement of loans                     109,134         105,917
  Decrease in investments for changes in unrealized
    gains and losses                                              782,484        (245,171)

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                              218,722      13,295,105



                                                                     (Concluded)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    FINANCIAL STATEMENTS

      The consolidated interim financial statements as of June 30, 2001 and for the periods then ended include the accounts of Pulaski Financial Corp. (the "Company") and its wholly-owned subsidiaries, Pulaski Bank (the "Bank") and Pulaski Service Corp. (the "Subsidiary"). This report has been prepared by the Company without audit.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the June 30, 2001 interim financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the full year. The consolidated interim financial statements as of June 30, 2001 should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 2000 and for the year then ended included in the Company's 2000 Annual Report to Shareholders. The significant accounting policies followed in the preparation of the quarterly financial statements are the same as disclosed in the 2000 Annual Report to Shareholders to which reference is made.

2.    EARNINGS PER SHARE

                           Three Months Ended       Nine Months Ended
                                June 30,                June 30,
                          ---------------------   ---------------------
                            2001        2000        2001        2000
Weighted average shares
  outstanding - basic     2,826,699   3,218,301   2,890,761   3,358,453
Common stock equivalent     102,226      41,198      77,056      25,890
                          ---------   ---------   ---------   ---------
Weighted average shares
  outstanding - diluted   2,928,925   3,259,499   2,967,817   3,384,343
                          =========   =========   =========   =========
Anti-dilutive shares          8,516      16,940      14,132      84,048
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

                                   * * * * * *

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the Company's current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends," and similar expressions.

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

FINANCIAL CONDITION

Total assets at June 30, 2001 were $292.1 million, an increase of $9.0 million from $283.1 million at September 30, 2000. The increase in total assets was primarily attributable to increases in loans held for sale and cash equivalents, offset by decreases in investment securities, mortgage-backed securities, and loans receivable.

Loans held for sale increased $28.5 million from $14.4 million at September 30, 2000 to $42.9 million at June 30, 2001. The increase was attributable to the origination of over $146 million in first mortgage loans during the quarter ended June 30, 2001. The volume of loan originations increased as a result of lower fixed rates available to borrowers purchasing or refinancing residential properties. The great majority of the loans originated are pre-committed for sale to investors on a servicing-released basis. As a result of the large volume, delays were experienced in the consummation of the sales transactions and subsequently a larger unfunded balance resulted.

Cash and cash equivalents increased from $7.6 million at September 30, 2000 to $18.2 million at June 30, 2001, as a result of higher compensating balance requirements at the Federal Home Loan Bank (the FHLB) and increased investment in overnight deposits to provide greater liquidity to fund increased loan production. The increased compensating balance requirements at the FHLB are a result of higher retail banking activity clearing through the FHLB.

Investments and debt securities declined from $19.1 million at September 30, 2000 to $5.9 million at June 30, 2001. The decline in investments was primarily attributable to the use of maturing investments to repay the $12.5 million of other borrowings used to fund the payment of a special cash dividend. Mortgage-backed securities decreased from $22.6 million at September 30, 2000 to $12.1 million at June 30, 2001. The $10.5 million decline was due primarily to the sale of approximately $8.8 million of mortgage-backed securities to provide additional funding for the increased level of loan originations.

Loans Receivable declined $7.8 million from $209.9 million at September 30, 2000 to $202.1 million at June 30, 2001. The decrease is primarily attributed to an $11.2 million reduction in portfolio mortgages, a drop of $7.9 million in consumer loans, offset by a gain of $10.3 million in home equity lines of credit loans. Portfolio mortgages and consumer loans declined as a result of prepayment, amortizations, and borrower refinancing. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers.

Total liabilities at June 30, 2001 were $261.1 million, an increase of $9.2 million from $251.9 million at September 30, 2000. The increase in total liabilities was primarily attributable to an increase in deposits from $168.4 million at September 30, 2000 to $192.8 million at June 30, 2001. During the nine-month period ending June 30, 2001, the balance of the Bank's money market accounts grew from $15.8 million to $36.7 million as a result of marketing efforts and increased rates to generate funds to finance mortgage originations. The deposit growth is thought to reflect the return to depository institutions of customers who have experienced declines in stock market investments.

Borrowings decreased $11.1 million, from $66.1 million at September 30, 2000 to $55.0 million at June 30, 2001, as excess cash flows were used to retire maturing advances.

Total stockholders' equity at June 30, 2001 was $31.0 million, a decrease of $200,000 from the $31.2 million at September 30, 2000. The decrease was primarily attributable to the repurchase of 255,258 shares of common stock for $2.7 million and the payment of $585,000 of cash dividends, offset by the increase in the amount of unrealized gains on securities held for sale of $493,000 and net income for the nine months ended June 30, 2001 of $2.3 million.

NON-PERFORMING ASSETS AND DELINQUENCIES

Non-accrual loans amounted to $508,000 at June 30, 2001 as compared to $413,000 at September 30, 2000. The non-accrual loans consisted primarily of single-family residential loans and consumer loans. Accruing loans that were contractually past due 90 days or more at June 30, 2001 amounted to $1.8 million, of which $574,000 were FHA/VA government-insured loans, compared to $1.5 million of accruing loans past 90 days delinquent at September 30, 2000, of which $444,000 were FHA/VA loans. Real estate acquired in settlement of loans, net of allowance for losses increased to $39,000 at June 30, 2001 from $28,000 at September 30, 2000, and consisted of single-family residences. The allowance for loan losses was $1.6 million at June 30, 2001, or .66% of total loans and 70% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared to $1.4 million at September 30, 2000 or .61% of total loans and 71% of non-performing loans.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000:

All trends and reasons for increases and decreases for the three months ended June 30, 2001 and 2000 are reflective of the trends and reasons for increases and decreases for the nine month periods ended June 30, 2001 and 2000, in all material respects, unless otherwise noted.

GENERAL

Net income for the three months ended June 30, 2001 was $1.1 million , compared to $670,000 for the three months ended June 30, 2000. Net income for the nine months ended June 30, 2001 was $2.3 million compared to $491,000 for the nine-month period ended June 30, 2000. The prior year's results were impacted by a one-time non-recurring recognition of compensation expense totaling $1.4 million associated with the Company's $4.00 per share special dividend declared in March 2000, and its effect on restricted stock awards under the Company's 2000 Stock-Based Incentive Plan and on the Employee Stock Ownership Plan. Adjusting for these one time non-recurring expenses, the net income for the nine months ended June 30, 2000 was $1.7 million.

INTEREST INCOME

Interest income increased $355,000 or 8% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The increase resulted primarily from an increase in interest on loans of $633,000, offset by a decrease in interest on investment securities of $104,000, and decreased income on mortgage-backed securities of $200,000.

The increase in interest income on loans resulted from an increase in the average balance of loans outstanding for the three months ended June 30, 2001 from $209.6 million to $245.0 million. The weighted average yield on loans decreased slightly from 7.58% to 7.52% over the same time period. The decline in yield for the quarter was due in part to the volume of payoffs, refinancing of loans, the increased volume of loans held for sale which carries a lower average coupon yield than the Company's retained loan portfolio and the general declining rate environment. Prepayment of loans causes reduction in interest income, as deferred origination expenses intended to be amortized over the life of the loans, are immediately absorbed. For the nine-month period ended June 30, 2001 the average balance of loans was $235.5 million up from $197.3 million for the like period ended June 30, 2000. The weighted average rate on loans increased from 7.53% to 7.83%, despite decreasing for the most recent quarter. This increase resulted from higher coupon yield on portfolio loans.

The decrease in income from investment securities was due to a decline in the average balance from $11.1 million for the three months ended June 30, 2000 to $4.6 million for the three months ended June 30, 2001, as maturing securities were used to fund lending activity. The weighted average yield on investment securities changed from 6.11% for the quarter ended June 30, 2000 to 5.68% for the three-month period ended June 30, 2001. The weighted average yield for the nine-months ended June 30, 2001 was 5.93% compared to 5.75% for the nine-month period ended June 30, 2000. Interest income on overnight deposits increased $26,000 as the average balance of overnight deposits increased from $5.3 million for the June 2000 quarter to $10.2 million for the June 2001 quarter, as funds were accumulated to fund increased lending activity. The weighted average yield on overnight deposits declined from 6.16% for the June 2000 quarter, to 4.18% for the June 2001 quarter as a result of lower market interest rates.

The decrease in interest income from mortgage-backed securities resulted primarily from a decrease in the average balance from $23.5 million for the three months ended June 30, 2000 to $12.7 million for the quarter ended June 30, 2001, and by a reduction in the weighted average yield from 7.26% for the June 2000 quarter to 7.13% for the June 2001 quarter. For the nine-month period ended June 30th, the weighted average rate on mortgage-backed securities rose slightly from 7.07% in fiscal 2000 to 7.14% in fiscal 2001.

The decrease in the average balance reflects the amortization and prepayment of older higher rate securities, and the sale of approximately $8.8 million of the available-for-sale securities to help fund the increased level of lending.

INTEREST EXPENSE

Interest expense increased $440,000, or 18% for the three months ended June 30, 2001 compared to the same period last year. The additional quarterly expense resulted primarily from increased interest expense of $309,000 on deposits. The average balance of interest-bearing deposits increased from $156.9 million for the quarter ended June 30, 2000 to $184.6 million for the June 2001 quarter, and the weighted average rate paid on deposits increased slightly from 4.13% to 4.18%. For the nine-month period ended June 30, 2001, interest expense increased $2.3 million, or 35% primarily as a result of increased borrowing costs. The average balance of borrowings increased from $37.7 million for the nine months ended June 30, 2000 to $67.4 million for the similar period ended June 30, 2001. The increase in the average balance was attributable to the use of advances to fund loan originations. The weighted average rate on Federal Home Loan Bank of Des Moines (the "FHLB") borrowings decreased from 6.38% for the quarter ended June 30, 2000 to 6.09% for the quarter ended June 30, 2001 as a result of lower short-term interest rates in effect, but for the year to date the weighted average rate has increased from 6.18% to 6.35%. Other interest expense of $37,500 for the nine months ended June 30, 2001 related to the short-term borrowings of $12.5 million at September 30, 2000, which was repaid in October of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $193,000 for the three months ended June 30, 2001 compared to $165,000 for the three months ended June 30, 2000. The increase in provision reflects the overall increase in the loan portfolio, but was primarily in response to charge-offs, which increased for the nine months ended June 30, 2001 to $227,000 compared to charge-offs of $118,000 for the nine months ended June 30, 2000. Charge-offs for the three months ended June 30, 2001 and June 30, 2000 were relatively unchanged at $93,000 and $90,000, respectively. The losses were primarily attributed to consumer loans (autos). After achieving its investment objective, the Bank discontinued significant investment in auto loans in June of 1999, and decided to emphasize home equity lines of credit, which are prime-based adjustable loans. As a result of recording $193,000 in loan loss provision, the ratio of loan loss allowance to non-performing loans was 70.21%, compared to 70.89% at September 30, 2000. The ratio of total loan loss allowance to total loans was .66% as of June 30, 2001, compared to .61% as of September 30, 2000.

The provision for loan losses is determined by management as the amount that must be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The determination of the appropriate level of loan loss allowance is based upon the quarterly evaluation of eleven specific criteria. Additionally, senior management and the collection department personnel meet quarterly and review all conventional mortgages and all consumer loans which are over 90 days delinquent. Loan loss allowances are provided when it is determined that loss is probable and the asset is impaired. In addition to specific evaluations, management also reviews concentrations of credit, lending volume, the general level of delinquencies, current trends in charge-offs, current economic conditions, historical loss experience, and the reasonableness of previous estimates in relation to payment performance on new loan products. In the assessment of these and other characteristics, estimates are made for the inherent loan losses associated with these products. Because management adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one- to-four-family residences, the Bank's historical loan loss experience has been low. Management believes that, based on the information at June 30, 2001, the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio at that time. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if the conditions used by management to determine the current level of the allowance for loan losses should change.

NON-INTEREST INCOME

Non-interest income increased $1.1 million from $855,000 for the three months ended June 30, 2000, to $1.9 million for the quarter ended June 30, 2001. The increase in other income was the result of a 121% increase in mortgage revenues of $588,000, gains on the sale of securities of $436,000, an increase in retail banking fees of $53,000 and increased commissions on sales of insurance products of $8,000, offset by reduced other income of $6,000.

Mortgage revenues increased $588,000, from $487,000 in the June 2000 quarter to $1.1 million for the quarter ended June 30, 2001. The revenue was generated primarily from increased sales of loans to investors, with servicing released. The volume of loans sold for the three months ended June 30,2001 increased 201% over the same quarter of the prior year. The higher volume of sales was the result of increased production that resulted from both greater originations and more refinanced loans. Interest rate reductions by the Federal Reserve Board contributed to lower mortgage rates and more refinancings to lower fixed-rate loans. It is the Bank's policy to sell the majority of fixed-rate loans in an effort to better manage interest rate risk, and consequently sales increased significantly.

During the June 2001 quarter, the Company sold its equity investment in another financial institution, and recorded profits of $436,000.

Retail banking fees rose 21% from $258,000 in the June 2000 quarter to $311,000 for the June 2001 quarter as a result of growth in the number of checking accounts.

Other income decreased for the quarter primarily as a result of loss of rental income at the home office. Expansion of the Bank's lending activities has resulted in complete utilization of its office space, and loss of rental income from tenants. For the nine months ended June 30, 2001 other income increased $103,000, from $157,000 at June 30, 2000 to $260,000 at June 30, 2001. The
income growth was attributable to increased dividends received on greater FHLB stock holdings, which are required to support additional borrowings from the FHLB, and from income earned on demand deposit balances maintained at the FHLB.

NON-INTEREST EXPENSE

Non-interest expenses increased $240,000, from $1.9 million for the June 2000 quarter, to $2.1 million for the three months ended June 30, 2001. The increase was primarily due to increased professional services expenses of $82,000 and other expenses of $92,000. Approximately $50,000 of the $82,000 increase in professional services was attributed to increased tax and advisory services relating to the special $4.00 per share return of capital dividend paid in September 2000. Other expenses increased primarily as a result of higher lending volume. Non-deferrable loan origination expenses increased $46,000 and losses on bad checks increased $23,000 over the June 2000 quarter. Compensation expense of $1.1 million was up only $27,000 from the quarter ended June 30, 2001, primarily as the result of deferral of higher amounts of origination expense associated with higher lending volume. Direct origination expenses, including salary expenses, are capitalized and deferred to future periods where they are recognized as reductions in the yield, pursuant to generally accepted accounting principles. For the nine months ended June 30, 2001 compensation expense was down $628,000 despite paying increased bonuses for lending volume because of a non-recurring $1.4 million compensation expense in March of 2000. The non-recurring expense resulted from the $4.00 return of capital, which accelerated additional shares being released from the Company's employee stock ownership program.

Advertising expense increased $9,000, from $110,000 for the three months ended June 30, 2000 to $119,000 for the June 30, 2001 quarter. For the nine-month period, advertising increased $55,000, from $295,000 to $350,000 as a result of the additional use of radio advertising directed to attract money market accounts.

INCOME TAXES

The provision for income taxes increased $309,000 to $676,000 for the three months ended June 30, 2001 from $367,000 for the three months ended June 30, 2000. The increase was primarily attributable to increased net operating income. The effective tax rate for three and nine months 2001 was approximately 38%, which was unchanged from the three months ended June 30, 2000. However, the tax rate for the nine months ended June 30, 2000 was increased by the one-time non-deductible compensation expense associated with the recording of the $4.00 dividend. Excluding this one time transaction, the tax rate is approximately the same.

LIQUIDITY AND CAPITAL RESOURCES

The Bank attempts to maintain liquidity at levels it considers appropriate to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk.

At June 30, 2001 the Bank had outstanding commitments to originate loans of $3.9 million, and commitments to sell loans on a best-efforts basis of $46.3 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $81.5 million. Management anticipates that it will have sufficient funds available to meet these commitments. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon the asset size of the Bank, and credit evaluations by the FHLB. At June 30, 2001, the Bank had $55 million in advances from the FHLB of a total available borrowing line of $116 million under the above-mentioned arrangement. The Company has also made financing arrangements with a commercial bank, to provide up to $10 million of additional short-term, prime rate-based funds as an additional source of funding if the need arises.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (the "OTS") regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, the tangible capital requirement, the core capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at June 30, 2001.

                                                                    To be Categorized as
                                                                     "Well Capitalized"
                                                                        Under Prompt
                                                       For Capital    Corrective Action
                                     Actual        Adequacy Purposes     Provisions
                                ----------------- ------------------  ------------------
(Dollars in Thousands)          Amount    Ratio    Amount     Ratio     Amount   Ratio
As of  June 30, 2001:
  Tangible capital (to
    total assets)              $28,224    9.75 %  $ 4,340     1.50 %     N/A      N/A
  Core capital (to total
    assets)                     28,224    9.75 %    8,674     3.00 %     N/A      N/A
  Total risk-based capital
    (to risk-weighted assets)   29,834   12.66 %   18,846     8.00 %   $23,557   10.00 %
  Tier I risk-based capital
    (to risk-weighted assets)   28,224   11.98 %   11,779     5.00 %    14,134    6.00 %
  Tier I leverage capital (to
    average assets)             28,224    9.73 %   11,602     4.00 %    14,502    5.00 %

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2001 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

         A. Exhibits

         3.1  Certificate of Incorporation of Pulaski Financial Corp.*

         3.2  Bylaws of Pulaski Financial Corp.*

         4.0  Form of Certificate for Common Stock*

         B. Reports on Form 8-K: None

--------------------------------------------------------------------------------
         * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PULASKI FINANCIAL CORP.

Date:    August 13, 2001                 /S/William A. Donius
         -------------------------       -------------------------------------
                                         William A. Donius
                                         Chairman and Chief Executive Officer

Date:    August 13, 2001                 /S/Ramsey K. Hamadi
         -------------------------       -------------------------------------
                                         Ramsey K. Hamadi
                                         Chief Financial Officer/Treasurer