Form 10-K405
period 2001-09-30
PULASKI FINANCIAL CORP
filed 2001-12-27
CIK 1062438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2001          OR

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                            ---

       The aggregate market value of the shares of Registrant's common stock held by non-affiliates of the Registrant was $40.3 million as of November 30, 2001 based on the average of the closing bid and ask price of such stock on the Nasdaq national market on that date. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates."

       There were issued and outstanding 2,802,845 shares of the Registrant's common stock as of December 13, 2001.

                       Documents Incorporated by Reference

       Portions of 2001 Annual Report to Stockholders (Part II).
       Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

                                      INDEX

PART I

                                                                                                           Page No.
                                                                                                           --------
         Item 1.      Business ..........................................................................         1

         Item 2.      Properties ........................................................................        31

         Item 3.      Legal Proceedings .................................................................        32

         Item 4.      Submission of Matters to a Vote of Security Holders ...............................        32

PART II

         Item 5.      Market for the Registrant's Common Equity
                      and Related Stockholder Matters ...................................................        32

         Item 6.      Selected Financial Data ...........................................................        32

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operation ................................................        32

         Item 7A.     Quantitative and Qualitative Disclosure About
                      Market Risk .......................................................................        32

         Item 8.      Financial Statements and Supplementary Data .......................................        32

         Item 9.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure ...............................................        32

PART III

         Item 10.     Directors and Executive Officers of the Registrant ................................        33

         Item 11.     Executive Compensation ............................................................        33

         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management ....................................................................        34


         Item 13.     Certain Relationships and Related Transactions ....................................        34


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K .......................................................................        34
SIGNATURES ..............................................................................................        36

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

         Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

                                     PART I

Item 1. Business.
----------------

General

         Pulaski Financial Corp. (the "Company" or the "Registrant") was formed in 1998 to become the holding company for Pulaski Bank (the "Bank") upon the Bank's reorganization from the mutual holding company to the stock holding company form of organization. The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from its initial public offering, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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


Competition

         The Bank faces intense competition attracting savings deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has historically come from commercial banks, other thrift institutions, and credit unions located in its market area. The Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment in which the Bank conducts business.

Lending Activities

         General. The following table sets forth the composition of the Bank's loan portfolio (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) at the dates indicated.

                                                                            At September 30,
                                              2001              2000             1999              1998              1997
                                         Amount  Percent   Amount  Percent  Amount  Percent   Amount   Percent  Amount   Percent
                                        ----------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Real Estate Loans:
Conventional - residential and
multi-family (1) ...................    $157,071  75.92%  $168,073  79.07% $135,416  74.62%  $118,501   83.45% $114,300   87.34%
  FHA and VA - residential and
 multi-family (1) ..................       5,748   2.78      6,242   2.94     7,351   4.05      8,767    6.17    10,745    8.21
  Commercial .......................       1,408   0.68        412   0.19       567   0.31        553    0.39     1,779    1.36
                                        --------  -----   --------  -----  --------  -----   --------   -----  --------   -----
Total real estate loans ............     164,227  79.38    174,727  82.20   143,334  78.98    127,821   90.01   126,824   96.91

Consumer and Other Loans:
Automobile loans ...................      12,109   5.85     21,450  10.09    31,600  17.41     12,946    9.12     3,352    2.56
Home equity loans ..................      28,586  13.82     14,396   6.77     5,022   2.77          -    -            -       -
Other ..............................       1,956   0.94      1,983   0.94     1,513   0.84      1,233    0.87       699    0.53
                                        --------  -----   --------  -----  --------  -----   --------   -----  --------   -----
Total consumer and other
loans ..............................     42,651   20.62     37,829  17.80    38,135  21.02     14,179    9.99     4,051    3.09
                                        --------  -----   --------  -----  --------  -----   --------   -----  --------   -----
Total loans ........................     206,878    100%   212,556    100%  181,469    100%   142,000     100%  130,875     100%
                                                  =====             =====            =====              =====             =====
Less:
Loans in process ...................       1,577             2,288              364               115                47
Unamortized loan origination fees
 (charges), net of direct costs ....        (658)           (1,017)          (1,413)             (647)             (143)
Unearned discounts .................           -                 -                -                 -                 -
Allowance for loan losses ..........       1,844             1,366              986               763               613
                                        --------          --------         --------          --------          --------
Total loans receivable, net ........    $204,115          $209,919         $181,532          $141,769          $130,358
                                        ========          ========         ========          ========          ========


(1) Aggregate conventional and FHA and VA multi-family loan balances were approximately $700,000, $900,000, $1.3 million, $1.5 million, and $1.1 million at September 30, 2001, 2000, 1999, 1998, and 1997, respectively.

         Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase new or existing homes or to refinance their existing mortgage loans. To a much lesser extent, the Bank also originates loans secured by multi-family residential property (five units or more). At September 30, 2001, $162.8 million, or 78.7% of the Bank's total loan portfolio consisted of loans secured by one-to four-family residential property and $700,000 or 0.3%, of the Bank's total loan portfolio consisted of loans secured by multi-family real estate.

         The majority of the Bank's mortgage production has been originated and sold on a flow basis, servicing released, to several different regional and national secondary market investors. This strategy enables the Bank to have a much larger lending capacity, it provides a much more comprehensive product offering and it drastically reduces the interest rate, prepayment and credit risks associated with residential lending. It also allows the Bank to offer more competitive interest rates. These loans are closed as bank owned loans and held in "warehouse" until they are sold to the investors 30-90 days later. The loans held in warehouse provides an attractive asset yield because the Bank is able to fund a longer term asset (typically a 30 year mortgage) with low yielding, short term funds.

         The Bank is a direct endorsement lender with the Federal Housing Administration ("FHA"). Consequently, the Bank's FHA approved direct endorsement underwriters are authorized to approve or reject FHA insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veteran's Administration ("VA"), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 2001, the Bank had $5.7 million of FHA or VA insured loans. The Bank also participates in programs to provide financing for low-to moderate income housing through the Missouri Housing Development Commission (the "MHDC").

         The Bank offers a variety of adjustable-rate mortgage ("ARM") loans. These ARM loans may be sold in the secondary market, or originated for portfolio investment. The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria, the composition and interest rate risk of its current loan portfolio and market conditions. Interest rates and payments on the Bank's ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 2.75% above the one-year constant maturity U.S. Treasury index. However, the Bank currently offers ARM loans with lower initial rates based on market factors and competitive rates for loans having similar features offered by other lenders. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans for portfolio investment. The Bank believes that the periodic adjustment feature of its ARM loans provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's return on equity objectives by limiting the duration of the initial rate concession. At September 30, 2001, the Bank had approximately $117.4 million of ARM loans, or 72.1% of the Bank's real estate loan portfolio.

         The Bank also holds fixed-rate mortgage loans on one-to four-family residential properties for portfolio investments. At September 30, 2001, the Bank had approximately $45.4 million, or 27.9% of the Bank's real estate loan portfolio. All fixed-rate products are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has sold the majority of fixed-rate mortgage loans to investors through its correspondent relationships. If the Bank's future portfolio needs change, the Bank may choose to retain more loans for its portfolio and/or retain servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

         Residential mortgage loans that do not meet the standards for sale in the secondary market are retained in its portfolio. The Bank generally charges a higher interest rate to compensate for their non-conforming features. At September 30, 2001 the Bank had approximately $28.2 million of such loans.

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

         The Bank's lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price. Typically, the Bank will make loans in excess of that limit provided the borrower obtains mortgage insurance. In some cases, borrowers choose to obtain subordinate financing to limit the first mortgage to 80% or less. These second mortgages are priced with enhanced yields so that the Bank is compensated for the absence of mortgage insurance. In the cases of loans guaranteed by FHA or VA, the Bank offers loans on loan-to-value ratios of up to 97% and 100%, respectively.

         The maximum financing on refinance loans is generally limited to 95% of the appraised value and such loans require mortgage insurance above 80% loan-to-value.

         The Bank generally obtains appraisals on its real estate loans from outside appraisers, but, in limited instances (i.e., loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

         Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending. At September 30, 2001, commercial real estate loans in the Bank's portfolio totaled $1.4 million and consisted of 17 loans. Loans secured by commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. Substantially all of the properties securing the Bank's commercial real estate loans are inspected by the Bank's lending personnel before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

         Consumer and Other Loans. The Bank's consumer loan department makes consumer loans to residents of the metropolitan St. Louis area. These loans consist of home equity lines of credit ("HELOC"), automobile loans, unsecured loans, and other secured consumer goods loans.

         At September 30, 2001, the Bank's consumer and other loans totaled approximately $42.7 million, or 20.6% of the Bank's total loans. Of this total, HELOC loans amounted to $28.6 million and automobile loans amounted to $12.1 million. The automobile portfolio is decreasing as a result of repayment of the existing portfolio and because the Bank has shifted its focus away from such loans to the prime-rate adjustable HELOC loans.

         The Bank originates HELOC loans to borrowers, which allows them to draw upon their equity in their home. The home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit. The interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. As a result of the declining interest rate environment during 2001, the Bank has discontinued offering a special introductory rate for the first six months of the loan and has instituted an interest rate floor on recent originations. The interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit generally are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank, consequently, the Bank limits this product to customers with a very favorable credit history. At September 30, 2001, home equity lines of credit amount to $28.6 million, or 13.8% of the Bank's total loans.

         The automobile loans currently in the portfolio consist of loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. At September 30, 2001, automobile loans amounted to $12.1 million, or 5.9% of the Bank's total loans, substantially all of which were made on an indirect basis (i.e., originated by the dealer and closed on dealer loan documents but underwritten by the Bank according to the Bank's underwriting standards).

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 2001, the aggregate amount of consumer loans 90 days or more past due was $158,000, which represents 0.4% of total consumer loans.

         Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Loan balances are net of loans in process, deferred fees and allowance for loan losses.

                                             After
                                            One Year
                                Within       Through      Beyond
                               One Year    Five Years    Five Years     Total
                               --------    ----------    ----------    --------
                                                (In thousands)

Residential real estate .....   $47,910      $72,712       $39,772     $160,394
Consumer and other ..........    26,533       12,943         2,837       42,313
Commercial real estate ......       938          420            50        1,408
                                -------      -------       -------     --------
         Total loans ........   $75,381      $86,075       $42,659     $204,115
                                =======      =======       =======     ========

         The following table sets forth, as of September 30, 2001, the dollar amount of all loans due or repricing after September 30, 2002, which have fixed interest rates and have adjustable interest rates.

                                                      Fixed       Adjustable
                                                     -------      ----------
                                                        (In thousands)

            Residential real estate .............    $34,880        $77,604
            Consumer and other ..................     12,950          2,830
            Commercial real estate ..............         50            420
                                                     -------        -------
                     Total ......................    $47,880        $80,854
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

         Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

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

         Loan Originations, Sales and Purchases. During the years ended September 30, 2001, 2000 and 1999, the Bank's total gross loan originations were $509.2 million, $233.5 million and $210.8 million, respectively.

         In an effort to manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid to depositors will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when deposit flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the investor, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank generally negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

         During the year ended September 30, 2001, the Bank sold $397.2 million of residential mortgage loans to correspondent lenders, servicing released, compared to $148.1 million in fiscal 2000 and $125.9 million in fiscal 1999. The Bank did not sell any "first time home buyer loans" to MHDC, with servicing released, during fiscal year 2001 or 2000. In fiscal year 1999, the Bank sold $9.7 million of such loans to MHDC, with servicing released. At September 30, 2001, the Bank was servicing approximately $563,000 of loans for MHDC and $300,000 for other investors. Servicing loans generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

         During the year ended September 30, 2000, the Bank sold $1.0 million in loan participations to a correspondent bank. The Bank retained the servicing and 10% of the principal and interest due on the participated loans. At September 30, 2001 the balance of this participation was $300,000 due to customer prepayments.

         The Bank occasionally purchases real estate loans in the secondary market subject to the Bank's underwriting standards. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from deposits. During the fiscal year 2001 the Bank purchased $500,000 in loans from investors. The loans purchased during 2001 were all government guaranteed FHA loans that the Bank originated and sold to investors; however, recourse provisions required the Bank to repurchase them due to customer default. The Bank did not purchase any loans in fiscal year 2000.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                  Years Ended September 30,
                                                                2001         2000        1999
                                                             ------------------------------------
                                                                       (In thousands)
Total gross loans, including loans held for sale,
   at beginning of period ................................   $ 226,868    $ 189,603    $ 155,387

Loans originated:
     Residential real estate .............................     475,231      212,644      173,633
     Commercial real estate ..............................          75           33          256
     Consumer and other ..................................      33,907       20,808       36,912
                                                             ---------    ---------    ---------
         Total loans originated ..........................     509,213      233,485      210,801
                                                             ---------    ---------    ---------

Loans purchased:
     Residential real estate .............................         500            -          195
                                                             ---------    ---------    ---------

Loans sold:
     Total whole loans sold ..............................    (397,155)    (148,145)    (125,894)
     Loans securitized and sold ..........................           -            -            -
                                                             ---------    ---------    ---------

Mortgage loan principal repayments .......................     (39,548)     (24,826)     (32,175)
Consumer loan repayments and all other ...................     (55,155)     (23,249)     (18,711)
                                                             ---------    ---------    ---------

Net loan activity ........................................      17,855       37,265       34,216
                                                             ---------    ---------    ---------

Total gross loans, including loans held
   for sale, at end of period           ..................   $ 244,723    $ 226,868    $ 189,603
                                                             =========    =========    =========

         Loan Commitments. The Bank issues commitments for fixed and adjustable rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $11.4 million at September 30, 2001, of which $10.2 million were fixed rate commitments and $1.2 million were either adjustable rates loans or were conforming loans committed to be sold. See Note 18 of Notes to Consolidated Financial Statements.

         Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as interest income adjustments at the time of prepayment. The Bank had approximately $658,000 of net deferred loan charges at September 30, 2001.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                       At September 30,
                                                         2001      2000      1999      1998      1997
                                                        ------    ------    ------    ------    ------
                                                                    (Dollars in thousands)
Loans accounted for on
   a non-accrual basis:
     Residential real estate ........................   $  165    $  314    $  223    $  519    $  214
     Commercial real estate .........................        -         -         -       224         -
     Consumer and other .............................      111        99        35        10         3
                                                        ------    ------    ------    ------    ------
       Total ........................................      276       413       258       753       217
                                                        ------    ------    ------    ------    ------

Accruing loans which are contractually
   past due 90 days or more:
     Residential real estate ........................    1,935     1,297     1,082       369       708
     Commercial real estate .........................        -         -         -         -       236
     Consumer and other .............................      158       217        71        54        20
                                                        ------    ------    ------    ------    ------
       Total ........................................    2,093     1,514     1,153       423       964
                                                        ------    ------    ------    ------    ------

Troubled debt restructurings ........................        -         -         -         -        69
                                                        ------    ------    ------    ------    ------

Non-performing loans (1) ............................    2,369     1,927     1,411     1,176     1,250
Real estate owned (net) .............................        -        28       228       106         -
Other non-performing assets .........................        -         7         -         7         -
                                                        ------    ------    ------    ------    ------
     Total non-performing assets ....................   $2,369    $1,962    $1,639    $1,289    $1,250
                                                        ======    ======    ======    ======    ======

Total loans delinquent 90 days or more
   as a percentage of net loans .....................     0.86%     0.68%     0.61%     0.27%     0.67%
Total loans delinquent 90 days or more
   as a percentage of total assets ..................     0.72%     0.54%     0.47%     0.22%     0.54%
Total non-performing assets
   as a percentage of total assets ..................     0.82%     0.69%     0.67%     0.67%     0.70%

(1)  Includes $684,000, $444,000, $363,000, $207,000, and $219,000 of FHA/VA
     loans at September 30, 2001, 2000, 1999, 1998 and 1997, respectively, the principal and interest payments on which are fully insured.

         Interest income that would have been recorded for the years ended September 30, 2001, 2000 and 1999 had non-accruing and restructured loans been current in accordance with their original terms and the amount of interest included in interest income on such loans during such periods was not significant. No interest from these loans was included in net income for these periods.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 2001, the Bank did not have any real estate owned.

         Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council (the "FFIEC"), which was subsequently adopted by the OTS regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management's close attention shall be designated "special mention" by either the institution or its examiners

         The Bank's Chief Executive Officer, Chief Financial Officer, Executive Vice President and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

         The following table sets forth the number and amount of classified loans at September 30, 2001:

                              Loss            Doubtful        Substandard         Special
                                                                                   Mention
                         --------------   ---------------    --------------   ---------------
                         Number  Amount   Number   Amount    Number  Amount   Number   Amount
                         ------  ------   ------   ------    ------  ------   ------   ------
                                               (Dollars in thousands)
Real estate:
   Residential ........       2    $ 8         -     $  -        19  $2,289        -     $  -
   Commercial .........       -      -         -        -         -       -        -        -
Consumer ..............      18     62         -        -        43     375        -        -

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

         The Bank has developed a methodology to determine the allowance for loan loss balance necessary to cover inherent losses in its loan portfolio. The Bank makes an allocation to allowance for loan losses of 15% of all assets considered substandard according to regulatory guidance on classified assets. In addition, the Bank makes additional allocations based upon specific characteristics of the Bank's portfolio, including 0.3% for "A" , 0.5% for "A-", 0.7% for "B", and 1.0% for "C" one-to four-family loans, HELOC lines and other nonconforming loans. An additional 1.3% is allocated for consumer loans unless the loan-to-value ratio exceeds 90%, in which case the Bank reserves 1.5%.

         At September 30, 2001, the Bank had an allowance for loan losses of $1.8 million, which represented 0.76% of total loans and 77.8% of non-performing loans. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                    At September 30,
                                                      2001      2000     1999      1998      1997
                                                    -------   -------   -------   -------   -------
                                                                 (Dollars in thousands)
Allowance at beginning of period ................   $1,366    $  986    $  763    $  613    $  479
Provision for loan losses .......................      752       499       265       209       169
Charge-offs:
   Residential real estate ......................       20        10        36        63        38
   Consumer and other ...........................      255       123        16         3         5
                                                    ------    ------    ------    ------    ------
     Total charge-offs ..........................      275       133        52        66        43
Recoveries ......................................        1        14        10         7         8
                                                    ------    ------    ------    ------    ------
Net charge-offs .................................      274       119        42        59        35
                                                    ------    ------    ------    ------    ------
   Allowance at end of period ...................   $1,844    $1,366    $  986    $  763    $  613
                                                    ======    ======    ======    ======    ======

Allowance for loss losses as a percentage
   of total loans outstanding at the end of
   the period ...................................     0.76%     0.61%     0.52%     0.49%     0.42%
Net charge-offs as a percentage of average
   loans outstanding during the period ..........     0.12%     0.06%     0.02%     0.04%     0.02%
Allowance for loan losses as a percentage
   of non-performing loans ......................    77.84%    70.89%    69.88%    64.88%    49.04%

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                           At September 30,

                                            2001               2000              1999               1998               1997
                                               Percent            Percent            Percent           Percent             Percent
                                               of Total           of Total           of Total          of Total            of Total
                                               In Each            In Each            In Each           In Each             In Each
                                               Category           Category           Category          Category            Category
                                       Amount  to Total  Amount  to Total   Amount  to Total   Amount to Total    Amount  to Total
                                                Loans              Loans              Loans             Loans               Loans
                                       --------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Residential real estate ............   $1,237    78.70%  $  917    82.01%    $ 86     78.67%     $124    89.62%    $ 98     95.54%
Commercial real estate .............        -     0.68        -        -        -      0.31        34     0.39       37      1.36
Consumer and other .................      607    20.62      369    17.99       34     21.02        11     9.99        1      3.10
Unallocated ........................        -        -       80        -      866         -       594        -      477         -
                                       ------   ------   ------    ------    ----    ------      ----    -----     ----     ------

  Total allowance for loan losses ..   $1,844     100%   $1,366      100%    $986      100%      $763     100%     $613       100%
                                       ======   ======   ======    ======    ====    ======      ====    =====     ====     ======

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

         GAAP requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are included in other comprehensive income (net of tax). Investment in securities includes $1.3 million in equities of other financial institutions. At September 30, 2001, the fair market value of these equities was $1.3 million.

         The Company maintains a portfolio of mortgage-backed and related securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company maintains a portfolio of collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities called "tranches". The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are short-maturity tranches. The Company has not purchased any CMOs in recent years.

         The Investment Committee, comprised of the Company's President and Chief Executive Officer, Chief Financial Officer, Executive Vice President and Former CFO, Consultant and Director, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Company's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is given consideration during the evaluation. The interest rate, yield, settlement date and maturity are also reviewed.

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

         The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio at the dates indicated. The Company's investment securities portfolio at September 30, 2001 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

                                                            Years Ended September 30,
                                                       2001           2000           1999
                                                      -------------------------------------
                                                                (In thousands)
Held to maturity at amortized cost:
Investment securities:
    U.S. Treasury and agency obligations ..........   $1,737        $13,634         $ 9,010


Mortgage-backed and related securities:
    Mortgage-backed securities ....................   $2,156        $ 3,112         $ 3,384
    CMOs ..........................................      361             22             613
                                                      ------        --------        -------
       Total mortgage-backed and related
          Securities ..............................   $2,517        $ 3,134         $ 3,997
                                                      ======        =======         =======


FHLB stock ........................................   $3,960        $ 3,580         $ 1,501



Available for sale, at fair value:
Investment securities:
    U.S. Treasury and agency obligations ..........   $2,898        $ 4,469         $ 4,234

Mortgage-backed and related securities:
    Fannie Mae ....................................   $8,788        $19,470         $21,356

Equity securities .................................   $1,327        $ 1,024         $     -

         The following table sets forth the maturities and weighted average yields of the securities in the Company's investment and mortgage-backed securities portfolios at September 30, 2001. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2001, the Company's portfolio did not include any callable securities. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      At September 30, 2001
                                             Less Than             One to                Five to              Over Ten
                                             One Year            Five Years             Ten Years               Years
                                        Amount      Yield    Amount     Yield       Amount     Yield     Amount       Yield
                                       ------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Held to maturity:
Investment securities:
    U.S. Treasury and agency
        obligations ...............     $1,464      4.08%   $     -         -       $    -         -     $   273      7.71%

Mortgage-backed and related
securities:

    Mortgage-backed
         securities ...............        269      8.05%         4      9.03%      $  270      9.48%    $ 1,613      8.90%
    CMOs ..........................          -         -         16      5.55%           -         -         345      4.59%
                                        ------              -------      ----       ------               -------
       Total mortgage-backed
          and related securities ..     $  269      8.05%        20      6.23%      $  270      9.48%    $ 1,958      8.14%
                                        ======              =======                 ======               =======
Available for sale:
Investment securities:
    U.S. Treasury and agency
        obligations ...............     $  787      6.20%   $ 2,111      6.86%      $    -         -     $     -         -
Mortgage-backed and related
securities:
    Mortgage-backed
         securities ...............          _         _          _         _       $  863      5.99%    $ 7,925      7.03%

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

         Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank's Asset Liability Committee regularly reviews its deposit mix and pricing.

         The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                            At September 30,
                                                        2001                      2000                      1999
                                                            Percent                   Percent                    Percent
                                                  Amount    of Total       Amount     of Total       Amount      of Total
                                                 -------------------      --------------------      ---------------------
                                                                        (Dollars in thousands)
Non-interest-bearing .........................   $  4,770      2.51%      $  4,130       2.45%      $  2,720       1.68%
NOW checking .................................     17,643      9.30         15,665       9.30         13,679       8.48
Regular savings ..............................     24,836     13.09         23,649      14.04         25,619      15.88
Money market deposit .........................     41,172     21.70         15,781       9.37         15,587       9.66
Certificates which mature (1):
    Within 1 year ............................     77,178     40.68         83,829      49.78         73,699      45.67
    After 1 year, but within 3 years .........     22,177     11.70         21,347      12.68         22,598      14.00
    Certificate maturing thereafter ..........      1,934      1.02          4,012       2.38          7,469       4.63
                                                 --------     -----       --------      -----       --------      -----
       Total .................................   $189,710      100%       $168,413       100%       $161,371       100%
                                                 ========     =====       ========      =====       ========      =====

(1) At September 30, 2001, 2000 and 1999, jumbo certificates amounted to $12.3 million, $10.6 million, and $5.8 million, respectively.

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2001. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates; however, special rates are offered to "President Club" members who have deposits of $50,000 or more.

                      Maturity Period                      Amount
                                                       (In thousands)

                  Three months or less ............         $  6,385
                  Over 3 through 6 months .........            2,092
                  Over 6 through 12 months ........            1,576
                  Over 12 months ..................            2,222
                                                            --------
                           Total ..................         $ 12,275
                                                            ========

        Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.


                                                 Year Ended September 30,
                                            2001          2000           1999
                                          ------------------------------------
                                                     (In thousands)

2.00 - 3.99% ........................     $ 36,620         $   -       $ 6,292
4.00 - 4.99% ........................       29,544        39,032        51,426
5.00 - 5.99% ........................       20,729        28,747        32,470
6.00 - 6.99% ........................        9,855        32,256         8,573
7.00 - 7.99% ........................        4,541         9,153         5,004
                                          --------      --------      --------
         Total ......................     $101,289      $109,188      $103,765
                                          ========      ========      ========

         Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2001.

                                                                   Amount Due
                                 ----------------------------------------------------------------------------
                                                After          After        After
                                                1 Year        2 Years      3 Years
                                  Within      But Within     But Within   But Within
                                 One Year       2 Years       3 Years      4 Years     Thereafter      Total
                                 --------     ----------     ----------   ----------   ----------    --------
                                                                  (In thousands)
2.00 - 3.99% ..............      $ 30,732      $  3,694        $ 2,028      $   130       $  36      $ 36,620
4.00 - 4.99% ..............        20,593         4,375          2,929        1,309         338        29,544
5.00 - 5.99% ..............        15,308         4,675            745            1           -        20,729
6.00 - 6.99% ..............         6,141         3,714              -            -           -         9,855
7.00 - 7.99% ..............         4,404            17              -          120           -         4,541
                                  -------      --------        -------      -------       -----      --------
      Total ...............       $77,178      $ 16,475        $ 5,702      $ 1,560       $ 374      $101,289
                                  =======      ========        =======      =======       =====      ========

        Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                 Years Ended September 30,
                                               2001         2000        1999
                                             -----------------------------------
                                                       (In thousands)

Beginning balance .........................  $168,413     $161,371     $156,235
                                             --------     --------     --------

Net increase before interest credited .....    15,229        2,948          479
Interest credited .........................     6,068        4,094        4,657
                                             --------     --------     --------
Net increase in savings deposits ..........    21,297        7,042        5,136
                                             --------     --------     --------

Ending balance ............................  $189,710     $168,413     $161,371
                                             ========     ========     ========

         Borrowings. The Bank may use advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2001, the Bank had a borrowing capacity of $114.4 million or 40% of the Bank's total assets. The line of credit is subject to available collateral of one-to four-family residential loans.

         The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                                  Years Ended September 30,
                                             2001          2000         1999
                                           ------------------------------------
                                                  (Dollars in thousands)

Maximum balance at any month end .......    $79,200      $69,100       $28,600
Average balance ........................     64,247       46,178        10,595
Period end balance .....................     55,000       66,100        28,600
Weighted average interest rate:
     At end of period ..................       6.05%        6.60%         5.74%
     During the period .................       6.32         6.42          5.86

Personnel

         As of September 30, 2001, the Bank had 95 full-time and 27 part-time employees and 17 commissioned loan representatives. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

         The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner-city and community development projects. At September 30, 2001, the Bank's equity investment in its subsidiary was $736,000.

                                   REGULATION

General

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"), and with the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         The description of statutory provisions and regulations set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Federal Savings Institution Regulation

         Business Activities. The activities of federal savings institutions are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, nonresidential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

         Loans to One Borrower. Federal laws provide that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15.0% of the Bank's unimpaired capital and surplus. An additional amount may be lent, equal to 10.0% of unimpaired capital and surplus, if secured by readily-marketable collateral. At September 30, 2001, the Bank's largest aggregate amount of loans to one borrower was $1.5 million, which was below the Bank's loans to one borrower limit of $4.3 million at such date.

         QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the test, a savings bank is required to either be a "domestic building and loan association" within the definition of the Internal Revenue Code of 1986, as amended (the "Code"), maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) on a monthly basis in 9 out of every 12 months.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2001, the Bank had all of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. During 2001, the OTS repealed regulation requiring the Bank to maintain a certain liquidity ratio. Former regulation required the Bank to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. Current internal policy still requires the Bank to maintain a liquidity ratio above 4%, the former minimum required by the OTS. The Bank's liquidity ratio at September 30, 2001 was 12.8%, which exceeds board-approved policies.

         The repeal of regulation requiring liquid asset reserves is a response recognizing the availability of retail liquidity sources to community banks including the FHLB borrowings, brokered deposits, and federal funds purchased.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2001 totaled approximately $67,000.

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

         Transactions with Related Parties. The Bank's authority to engage in certain transactions with "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with nonaffiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") as well as entities controlled by such persons is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that an institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4.0% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system and an 8.0% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for the most highly rated institutions) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains in available-for-sale securities. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation the interest rate risk capital charge.

         At September 30, 2001, the Bank met each of its capital requirements. See Note 13 to the Notes to Consolidated Financial Statements for further information.

         Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under-capitalization. A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "under-capitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance on Deposit Accounts. The Federal Deposit Insurance Corporation maintains a risk-based system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points of deposits for the healthiest institutions to 27 basis points of deposits for the riskiest.

         The Bank's assessment rate for fiscal 2001 was 3 basis points and the premium paid for this period was $50,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by Financing Corporation ("FICO") to re-capitalize the predecessor to the Savings Association Insurance Fund. During 2001, FICO payments for Savings Association Insurance Fund members approximated 1.9 basis points of deposits.

         Insurance of deposits may be terminated the Federal Deposit Insurance Corporation upon finding that the institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2001, of $4.0 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2001, 2000 and 1999, dividends from the FHLB to the Bank amounted to $185,000, $158,000 and $93,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

         The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally required that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $41.3 million; a 10% reserve ratio is applied over $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Holding Company Regulation

         The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages on in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the Bank continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the

Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Item 2. Properties
------------------

         The Bank conducts its business through five full-service banking offices. The following table sets forth information on those offices as of September 30, 2001.

                                       Year      Net Book       Owned/       Approximate
              Location                Opened     Value (1)      Leased      Square Footage
--------------------------------      ------     ---------    ----------    --------------
Main Office:                                      (Dollars in thousands)
12300 Olive Boulevard                  1978       $2,043         Owned              29,000
St. Louis, Missouri 63141-6434

Branch Offices:

199 Jamestown Mall                     1998           60        Leased (2)           2,500
Florissant, Missouri 63033-5398

3760 South Grand Avenue                1967          588         Owned               3,500
St. Louis, Missouri 63118-3487

4226 Bayless Road                      2001          658         Owned (3)           3,200
St. Louis, Missouri 63123-7500

1928 Zumbehl Road                      2000          332        Leased (4)           2,800
St. Charles, Missouri 63303-2721

----------------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Includes the period the branch office was located at 6955 Parker Road at Highway 367 in Florissant. The branch was moved to its current site in October 1998. Lease expires on July 31, 2004.
(3) The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former branch location 4225 Bayless Road on January of 2001.
(4)      Lease expires on October 31, 2004 (contains (3) five year extensions)

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

        The financial statements and supplementary data are included in Item
14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

Executive Officers

     The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name                              Age (1)  Position
----                              -------  --------

William A. Donius                   43     Chairman, President, Chief Executive
                                           Officer and Director
Ramsey K. Hamadi                    32     Chief Financial Officer
Christopher K. Reichert             37     Executive Vice President
Daniel N. Dean                      42     Senior Vice President
Beverly M. Kelley                   59     Senior  Vice President


(1)  As of September 30, 2001.

Biographical Information

     Set forth below is certain information regarding the executive officers of the Company and the Bank. Unless otherwise stated, each executive officer has held his or her current occupation for the last five years. There are no family relationships among the executive officers.

     William A. Donius has served as President and Chief Executive Officer of the Bank since December 1, 1997. Mr. Donius is also the Chairman of the Board of the Company and the Bank. He previously served as Senior Vice President from February 1997 to December 1997, as Vice President from April 1995 to February 1997, and as Director of Marketing from July 1992 to April 1995.

     Ramsey K. Hamadi joined the Bank in 2000 and has served as Chief Financial Officer since July of 2001. Prior to assuming his current position, Mr. Hamadi served the Bank as Controller since June of 2000. Prior to joining the Bank, Mr. Hamadi was an Examiner at the Federal Reserve Bank of St. Louis.

     Christopher K. Reichert joined the Bank in 1999 and has served as Executive Vice President since January of 2001. Prior to assuming his current position, Mr. Reichert served the Bank as Senior Vice President of Lending. Prior to joining the Bank, Mr. Reichert was Vice President of Mortgage Production at Mercantile Bank.

     Daniel N. Dean joined the Bank in 1998 and has served Senior Vice President and Chief Lending Officer since 1999. Prior to assuming his current position, Mr. Dean served the Bank as Vice President of

Operations. He previously served as Director of Mortgage Operations for First Bank of Illinois from 1997-1998 and served as Vice President for a local mortgage company in St. Louis and Michigan since 1993.

         Beverly M. Kelley joined the Bank in 1966 and has served as Senior Vice President since 1997. Prior to assuming her current position, Mrs. Kelley served the Bank as Vice President since 1986.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

         1.     Financial Statements

                     Independent Auditors' Report
                     Consolidated Balance Sheets at September 30, 2001 and 2000 Consolidated Statements of Income and Comprehensive
                     Income for the Years Ended September 30, 2001, 2000
                     and 1999
                     Consolidated Statements of Changes in Stockholders'
                     Equity for the Years Ended September 30, 2001, 2000
                     and 1999

              Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999 Notes to Consolidated Financial Statements for the Years ended September 30, 2001, 2000, and 1999

              Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

     2.       Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

     3.       Exhibits

     The exhibits listed below are filed as part of this report or are incorporated by reference herein.

              3.1      Certificate of Incorporation of Pulaski Financial Corp.*
              3.2      Bylaws of Pulaski Financial Corp.*
              4.0      Form of Certificate for Common Stock*
              10.1 Employment Agreement between Pulaski Financial Corp. and William A. Donius**
              10.2     Severance Agreement with Beverly M. Kelley***
              10.3     Pulaski Financial Corp. 2000 Stock-Based Incentive
                       Plan****
              10.4     Pulaski Financial Corp. 1994 Stock Option Plan*****
              10.5     Non-Competition and Consulting Agreement with Thomas F.
                       Hack
              10.6     Employment Agreement between Pulaski Bank and William A.
                       Donius
              13.0     Annual Report to Stockholders
              21.0     Subsidiaries of Pulaski Financial Corp.
              23.0     Consent of Independent Auditor

              ---------------
              * Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

              ** Incorporated herein by reference to Pulaski Financial Corp's Form 10-K for the year ended September 30, 2000, as filed on December 29, 2000.

              *** Incorporated herein by reference to Pulaski Financial Corp's Form 10-K for the year ended September 30, 1998, as filed on December 29, 1998.

              **** Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

              **** Incorporated herein by reference to Pulaski Financial Corp.'s Form S-8 (Registration No 333-84515) as filed on August 4, 1999.

(b)  Reports on Form 8-K

     On July 10, 2001, the Company filed a Form 8-K in which it announced that Ramsey Hamadi had been appointed Chief Financial Officer of the Company, effective July 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PULASKI FINANCIAL CORP.
                                           (Registrant)

                                           /s/ William A. Donius
                                           ---------------------
                                           William A. Donius
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                 TITLE                                  DATE
----                                 -----                                  -----
/s/ William A. Donius                President and Chief Executive          December 19, 2001
---------------------------          Officer
William A. Donius                    (principal executive officer)

/s/ Ramsey K. Hamadi                 Chief Financial Officer                December 19, 2001
----------------------------         (principal accounting and
Ramsey K. Hamadi                     financial officer)

/s/ Robert A. Ebel                   Director                               December 19, 2001
----------------------------
Robert A. Ebel

/s/ E. Douglas Britt                 Director                               December 19, 2001
----------------------------
E. Douglas Britt

/s/ Thomas F. Hack                   Director                               December 19, 2001
---------------------------
Thomas F. Hack

/s/ Garland A. Dorn                  Director                               December 19, 2001
----------------------------
Garland A. Dorn

/s/ Dr. Edward J. Howenstein         Director                               December 19, 2001
----------------------------
Dr. Edward J. Howenstein