Form 10-Q
period 2001-12-31
PULASKI FINANCIAL CORP
filed 2002-02-14
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2001
                               -------------------------------------------------

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                             Pulaski Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-24571
--------------------------------------------------------------------------------
                             Commission File Number

                Delaware                                43-1816913
---------------------------------------       -------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

        12300 Olive Boulevard
         St. Louis, Missouri                           63141-6434
---------------------------------------       -------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X                                 No
                    -----                                  -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at February 12, 2002
--------------------------------------         --------------------------------
Common Stock, par value $.01 per share                2,799,774  shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                Page

PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at December 31, 2001 (Unaudited)
              and September 30, 2001                                               1

          Consolidated Statements of Income and Comprehensive Income for
              the Three Months Ended December 31, 2001 and 2000 (Unaudited)        2

          Consolidated Statement of Stockholders' Equity for the Three Months
            Ended December 31, 2001 (Unaudited)                                    3

          Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 2001 and 2000 (Unaudited)                               4-5

          Notes to Unaudited Consolidated Financial Statements (Unaudited)         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               7-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk              12


PART II       OTHER INFORMATION

Item 1.   Legal Proceedings                                                       13

Item 2.   Changes in Securities and Use of Proceeds                               13

Item 3.   Defaults Upon Senior Securities                                         13

Item 4.   Submission of Matters to a Vote of Security-Holders                     13

Item 5.   Other Information                                                       13

Item 6.   Exhibits and Reports on Form 8-K                                        13

          Signatures                                                              14


                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                                  December 31,  September 30,
                                                                                     2001            2001
                                                                                  ------------  -------------
ASSETS

Cash and amounts due from depository institutions                                 $ 11,880,105   $ 10,748,255
Federal funds sold and overnight deposits                                              600,000      2,300,000
                                                                                  ------------   ------------
          Total cash and cash equivalents                                           12,480,105     13,048,255

Investment securities available for sale, at market value                            3,851,707      4,225,109
Investment securities held to maturity, at amortized cost
  (market value $1,741,556 at September 30, 2001)                                         --        1,737,109
Mortgage-backed and related securities held to maturity, at amortized cost
  (market value, $2,581,307 and $2,703,562 at December 31, 2001 and at
  September 30, 2001, respectively)                                                  2,406,538      2,517,166
Mortgage-backed and related securities available for sale, at market value           7,847,237      8,787,558
Federal Home Loan Bank stock -- at cost                                              4,550,000      3,960,000
Loans receivable held for sale, at lower of cost or market                          71,998,169     38,087,434
Loans receivable, net of allowance for loan losses of $2,061,783 and
  $1,844,214 at December 31, 2001 and at September 30, 2001, respectively          203,950,340    204,114,915
Premises and equipment -- net                                                        3,860,103      3,680,810
Accrued interest receivable                                                          1,603,295      1,554,484
Other assets                                                                         6,747,713      7,070,959
                                                                                  ------------   ------------
TOTAL                                                                             $319,295,207   $288,783,799
                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                        $184,619,517   $189,710,385
  Advances from Federal Home Loan Bank of Des Moines                                91,000,000     55,000,000
  Advance payments by borrowers for taxes and insurance                                590,382      2,598,367
  Accrued interest payable                                                               3,039        220,110
  Due to other banks                                                                 9,702,204      8,476,600
  Other liabilities                                                                  2,257,115      1,771,162
                                                                                  ------------   ------------
          Total liabilities                                                        288,172,257    257,776,624
                                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 25,000,000 shares;
    3,972,885 shares issued at December 31, 2001 and September 30, 2001,
    respectively                                                                        39,729         39,729
  Treasury stock - at cost (shares, 1,173,112 and 1,109,026 respectively)          (13,596,643)   (12,718,797)
  Additional paid-in capital                                                        24,026,091     24,003,162
  Unearned MRDP shares                                                                (565,124)      (609,459)
  Unearned ESOP shares (unreleased shares, 94,129 and 98,008 respectively)            (941,276)      (980,070)
  Accumulated other comprehensive income                                               280,116        341,796
  Retained earnings                                                                 21,880,057     20,930,814
                                                                                  ------------   ------------
          Total stockholders' equity                                                31,122,950     31,007,175
                                                                                  ------------   ------------
TOTAL                                                                             $319,295,207   $288,783,799
                                                                                  ============   ============


See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                               December 31,
                                                       --------------------------
                                                          2001            2000
                                                       -----------    -----------
INTEREST INCOME:
  Loans receivable                                     $ 4,503,344    $ 4,458,336
  Investment securities                                     57,852        112,498
  Mortgage-backed and related securities                   188,189        400,523
  Other                                                     14,465         68,064
                                                       -----------    -----------
           Total interest income                         4,763,850      5,039,421
                                                       -----------    -----------
INTEREST EXPENSE:
  Deposits                                               1,334,129      1,858,064
  Advances from Federal Home Loan Bank of Des Moines       970,368      1,107,656
  Other                                                       --           37,500
                                                       -----------    -----------
           Total interest expense                        2,304,497      3,003,220
                                                       -----------    -----------

NET INTEREST INCOME                                      2,459,353      2,036,201

PROVISION FOR LOAN LOSSES                                  299,651         89,664
                                                       -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            2,159,702      1,946,537
                                                       -----------    -----------
NON-INTEREST INCOME:
  Retail banking fees                                      398,867        364,384
  Mortgage revenues                                      1,316,619        663,794
  Insurance commissions                                     76,243         72,439
  Gain on sales of securities                               21,800           --
  Other                                                    211,059         84,448
                                                       -----------    -----------
           Total non-interest  income                    2,024,588      1,185,065
                                                       -----------    -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         1,134,996      1,419,995
  Occupancy, equipment and data processing expense         382,146        361,227
  Advertising                                              120,026         85,932
  Professional services                                    204,003        134,011
  Other                                                    412,691        267,953
                                                       -----------    -----------
           Total non-interest expense                    2,253,862      2,269,118
                                                       -----------    -----------
INCOME BEFORE INCOME TAXES                               1,930,428        862,484

INCOME TAXES                                               746,319        319,098
                                                       -----------    -----------

NET INCOME                                               1,184,109        543,386

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS                    (61,680)       373,775
                                                       -----------    -----------
COMPREHENSIVE INCOME                                   $ 1,122,429    $   917,161
                                                       ===========    ===========
NET INCOME PER COMMON SHARE - BASIC                    $      0.43    $      0.18
                                                       ===========    ===========
NET INCOME PER COMMON SHARE - DILUTED                  $      0.41    $      0.18
                                                       ===========    ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    Unearned
                                                                   Management     Accumulated
                                                    Additional  Recognition and      Other       Unearned
                             Common     Treasury      Paid-In     Development    Comprehensive     ESOP      Retained
                             Stock       Stock        Capital     Plan Shares    Income (Loss)    Shares     Earnings      Total
                            -------  ------------   ----------- ---------------  -------------  ---------  -----------  -----------

BALANCE,
  September 30, 2001        $39,729  $(12,718,797)  $24,003,162   $(609,459)       $341,796     $(980,070) $20,930,814  $31,007,175
                                                                                                                        -----------

Comprehensive income:
  Net income                                                                                                 1,184,109    1,184,109
  Change in net unreal-
    ized gains (losses) on
    securities                                                                      (61,680)                                (61,680)
                                                                                                                        -----------
           Total comprehen-
              sive income                                                                                                 1,122,429
                                                                                                                        -----------

Dividends declared ($.075
  per share)                                                                                                  (192,890)    (192,890)

Stock options exercised                    83,013                                                              (41,976)      41,037

Stock repurchase                         (960,859)                                                                         (960,860)

Release of ESOP shares                                   22,929                                    38,794                    61,724

Amortization of Management
  Recognition and
  Development
  Plan shares issued                                                 44,335                                                  44,335

                            -------  ------------   -----------   ---------        --------     ---------  -----------  -----------
BALANCE,
  December 31, 2001         $39,729  $(13,596,643)  $24,026,091   $(565,124)       $280,116     $(941,276) $21,880,057  $31,122,950
                            =======  ============   ===========   =========        ========     =========  ===========  ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  FOR THREE MONTHS
 ENDED DECEMBER 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                               2001             2000
                                                                          -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   1,184,109    $     543,385
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                     82,854          112,380
      Management Recognition and Development Plan stock awards                   44,335           42,457
      ESOP shares committed to be released                                       61,723           22,424
      Loan fees, discounts and premiums - net                                    49,960           91,545
    Provision for loan losses                                                   299,651           89,664
    Provision for losses on real estate acquired in settlement of loans            --              2,997
    Losses on sale of real estate acquired in settlement of loans                  --               --
    (Gain) loss on sale of loans                                             (1,217,731)         593,864
    Originations of loans receivable for sale to correspondent lenders     (221,400,735)     (55,191,979)
    Proceeds from sales of loans to correspondent lenders                   188,707,731       51,541,136
    Changes in other assets and liabilities                                     636,974         (950,793)
                                                                          -------------    -------------
          Net adjustments                                                   (32,735,238)      (3,646,305)
                                                                          -------------    -------------
          Net cash  used in operating activities                            (31,551,129)      (3,102,920)
                                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                 2,065,803       11,823,100
  Purchases of investment securities and FHLB stock                            (590,000)        (461,078)
  Principal payments received on mortgage-backed and related
    securities                                                                  963,031          685,961
  Loan originations - net                                                      (208,628)      (4,667,901)
  Disposal of equipment                                                            --             12,330
  Net additions to premises and equipment                                      (262,142)        (642,041)
                                                                          -------------    -------------
          Net cash  used in investing activities                              1,968,064        6,750,371
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) increase in deposits                               (5,090,868)       2,306,016
  Federal Home Loan Bank advances - net                                      36,000,000        9,100,000
  Other borrowings - net                                                           --        (12,500,000)

  Due to other banks                                                          1,225,604             --
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                (2,007,985)      (2,193,150)
  Dividends declared on common stock                                           (192,890)        (183,103)
  Common stock issued under stock option plan                                    41,037           27,100
  Stock repurchase
                                                                               (960,860)      (1,372,017)
                                                                          -------------    -------------
          Net cash provided by (used in) financing activities                29,014,038       (4,815,154)
                                                                          -------------    -------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
ENDED DECEMBER 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  2001            2000
                                                             ------------    ------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                $   (568,150)   $ (1,167,698)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 13,048,255       7,562,265
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 12,480,105    $  6,394,567
                                                             ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:
      Interest on deposits                                   $  1,541,922    $  2,058,255
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                             970,368       1,107,656

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                    --             2,997
  Real estate acquired in settlement of loans                        --            42,816
  Decrease in investments for changes in unrealized
    gains and losses                                              (92,941)        603,584




See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    FINANCIAL STATEMENTS

      The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank (the "Bank"), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The Company has no significant assets, other than all of the outstanding shares of the Bank, and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

      In the opinion of management the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2001 and September 30, 2001 and its results of operations for the three-month periods ended December 31, 2001 and 2000. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2001 contained in the Company's 2001 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2.    EARNINGS PER SHARE

                                             Three Months Ended
                                                December 31,
                                           ---------------------
                                              2001       2000
                                           ---------   ---------
           Weighted average shares
             outstanding - basic           2,723,690   2,958,288
           Common stock equivalent           140,108      65,976
                                           ---------   ---------

           Weighted average shares
             outstanding - diluted         2,863,798   3,024,264
                                           =========   =========

           Anti-dilutive shares                    0      16,940
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

FINANCIAL CONDITION

Total assets at December 31, 2001 were $319.3 million, an increase of $30.5 million from $288.8 million at September 30, 2001. The increase in total assets was primarily attributable to an increase in loans held for sale, which were funded with an increase in Federal Home Loan Bank advances.

Loans held for sale increased $33.9 million from $38.1 million at September 30, 2001 to $72.0 million at December 31, 2001. The increase was attributable to the origination of over $227 million in first mortgage loans during the quarter ended December 31, 2001. The volume of loan originations increased as a result of lower fixed rates available to borrowers purchasing or refinancing residential properties. The majority of loans originated are pre-committed for sale to investors on a servicing-released basis and sold to investors typically within ninety days of funding the loan.

Cash and cash equivalents decreased from $13.0 million at September 30, 2001 to $12.5 million at December 31, 2001. Mortgage backed and other security investments declined from $17.3 million at September 30, 2001 to $14.1 million at December 31, 2001. The decrease in cash and investments was primarily attributable to cash flow from maturity and sale of investments which was used to fund mortgage loans.

Loans receivable decreased $165,000 from $204.1 million at September 30, 2001 to $204.0 million at December 31, 2001. The decrease was primarily attributed to a $5.1 million reduction in portfolio mortgages and a drop of $2.1 million in consumer loans resulting from the Bank strategy to reduce its auto loan portfolio, which was offset by an increase of $7.0 million in home equity lines of credit loans. Portfolio mortgages loans declined as a result of prepayment, amortizations, and borrower refinancing. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers.

Total liabilities at December 31, 2001 were $288.2 million, an increase of $30.4 million from $257.8 million at September 30, 2001. The increase in total liabilities was due to increases in advances from the Federal Home Loan Bank, which was partially offset by declines in deposits and advance payments by borrowers on escrowed real estate taxes.

Borrowings increased $36.0 million, from $55.0 million at September 30, 2001 to $91.0 million at December 31, 2001. The proceeds were used to fund loans held for sale. Of the $36 million in new borrowings, $27 million matured within one week of December 31, 2001 and had a weighted average cost of 2.17%.

Deposit account balances decreased from $189.7 million at September 30, 2001 to $184.6 million at December 31, 2001. The Bank's checking and money market accounts increased $3.6 million since September 30, 2001 to $67.1 million, but this growth was offset by a decline of $8.7 million in savings deposits consisting primarily of certificate of deposit balances. The Bank is aggressively advertising for checking and money market deposits through direct mail, television and radio advertising. The decline in certificates deposit was due to customers seeking higher yielding deposits at other banks as Pulaski continues to manage its cost on deposits.

Total stockholders' equity at December 31, 2001 was $31.1 million, an increase of $100,000 from $31.0 million at September 30, 2001. The increase was primarily attributable to net income for the three months ended December 31, 2001 of $1.2 million, offset by the repurchase of 61,065 shares of common stock for $961,000, the payment of dividends of $193,000 and unrealized losses on securities of $62,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Non-accrual loans amounted to $173,000 at December 31, 2001 compared to $276,000 at September 30, 2001. The non-accrual loans consisted of single-family residential loans, and consumer loans. Accruing loans that were contractually past due 90 days or more at December 31, 2001 amounted to $2.5 million, of which $746,000 were FHA/VA government-insured loans, compared to $2.1 million of accruing loans past 90 days delinquent at September 30, 2001, of which $684,000 were FHA/VA loans. The allowance for loan losses ("the ALL") was $2.1 million at December 31, 2001, or .75% of total loans and 77% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared to $1.8 million at September 30, 2001 or .76% of total loans and 78% of non-performing loans. In response to current economic trends and assessed risk in the portfolio, the Bank increased the ALL levels on the entire consumer loan portfolio by 0.13% and its mortgage portfolio by 0.04%. In addition, the Bank began setting aside 0.05% on its entire balance of loans sold with recourse, which equaled $151 million at December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000:

GENERAL

Net income for the three months ended December 31, 2001 was $1.2 million compared to net income of $543,000 for the three months ended December 31, 2000.

INTEREST INCOME

Interest income decreased $276,000, or 5% for the three months ended December 31, 2001, compared to the three months ended December 31, 2000. The decrease resulted from a decrease in interest income on mortgage-backed securities of $212,000, investment securities of $55,000 and overnight investments of $54,000, offset by an increase in interest income on loans of $45,000.

The decrease in interest income from mortgage-backed securities resulted from a decrease in the average balance from $22.3 million for the three months ended December 31, 2000 to $10.8 million for the quarter ended December 31, 2001. The average balance declined as a result of normal amortization and prepayments, and the sale of approximately $8.8 million of the available-for-sale securities to help fund the increased level of mortgage lending.

The decrease in income from investments was due to a decline in the average balance, from $7.2 million for the three months ended December 31, 2000 to $4.0 million for the three months ended December 31, 2001, as maturing securities were used to fund additional lending activity and stock repurchases. The average balance of overnight deposits decreased from $4.1 million for the December 2000 quarter to $2.7 million for the December 2001 quarter. The weighted average yield on investments decreased from 6.25% to 5.80%, and the weighted average rate on overnight funds decreased from 6.58% to 2.07% over the same period of time. The rate decreases reflect the downward movement in interest rates during the period.

The increase in interest income on loans resulted primarily from an increase in the average balance of loans outstanding for the three months ended December 31, 2001. The average balance outstanding during the quarter ending December 31, 2001 was $256.3 million compared to $224.3 million at December 31, 2000. The increase was offset by a decrease in weighted average yield on loans from 7.95% to 7.03% over the same time period a year ago, which was caused primarily by the lower yield on the Bank's adjustable-rate loans.

INTEREST EXPENSE

Interest expense decreased $699,000 for the three months ended December 31, 2001 compared to the same period last year. The decline in expense resulted primarily from decreased interest expense on deposits of $524,000 and a decrease in interest expense on FHLB borrowings of $137,000. Interest on deposits was $1.3 million for the quarter ended December 31, 2001 compared to $1.9 million for quarter ended December 31, 2000. The decrease in interest was due to an a decrease in the average rates paid on interest bearing deposits, from 4.52% for the December 2000 quarter to 2.94% for the December 2001 quarter, due to a lower interest rate environment and a decrease in higher yielding certificates of deposit. The average balance of interest-bearing deposits increased from $164.3 million to $181.4 million for the same period. The average balance of borrowings increased from $67.4 million for the quarter ended December 31, 2000 to $73.9 million for the quarter ended December 31, 2001. The weighted average rate on FHLB borrowings decreased from 6.80% for the quarter ended December 31, 2000 to 5.25% for the quarter ended December 31, 2001. The increase in advances was used to fund loan originations. Other interest expense of $37,500 related to the short-term borrowings of $12.5 million, which was repaid in October of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 for the three months ended December 31, 2001 compared to $90,000 for the three months ended December 31, 2000. The increase in the provision for loan losses was in response to the increases in delinquencies and charge offs caused by declining economic conditions and the Bank's increasing balances in home equity loans, high loan to value residential loans and other nonconforming mortgage loans.

Non-performing loans were $2.7 million at December 31, 2001, compared to $2.4 million at September 30, 2001. Charge offs were $87,000 for the December 2001 quarter as a result of losses sustained from residential and auto loans. The Bank discontinued significant investment in auto loans in June of 1999, and decided to emphasize home equity lines of credit, which are prime-based adjustable loans. As a result of recording $300,000 in loan loss provision, the ratio of loan loss allowance to non-performing loans was 77.03% as of December 31, 2001 compared to 77.84% at September 30, 2001, and the ratio of the loan loss allowance to total loans was .75% as of December 31, 2001 compared to .76% at September 30, 2001.

The provision for loan losses is determined by management as the amount to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. Because management believes it adheres to specific loan underwriting guidelines focusing on mortgage loans secured by one-to four-family residences, the Bank's historical mortgage loan loss experience has been low. No assurances, however, can be given as to future loan loss levels. Consumer loans are generally considered to carry a greater inherent risk of loss than residential mortgage loans. Accordingly, the Bank may experience future delinquencies or losses from these loans.

NON-INTEREST INCOME

Non-interest income increased $840,000 for the three months ended December 31, 2000 from $1.2 million to $2.0 million. The increase in non-interest income was the result primarily of an increase in mortgage revenues of $653,000, increased retail banking fees of $34,000 and increased other income of $127,000.

Mortgage revenues increased $653,000 to $1.3 million for the quarter ended December 31, 2001 from $664,000 for the December 31, 2000 quarter. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended December 31, 2001 increased to $187.4 million compared to $52.1 million for the three months ended December 31, 2000. The higher volume of loans sold was the result of increased commissioned base lending staff combined with a lower interest rate environment. Retail banking fees rose 10% from $364,000 in the December 31, 2000 quarter, to $399,000 in the December 31, 2001 quarter. Management continues to focus on growth of checking accounts, and has seen the number of total checking accounts increase 20%, from 10,573 at December 31, 2000 to 12,655 at December 31, 2001.

Other income increased $127,000 over the three months ended December 31, 2000 and was primarily the result of increased revenue from bank owned life insurance. In September of 2001, the Bank purchased two separate "key man" life insurance policies with a total cash surrender value of $5 million. For the quarter ended December 31, 2001 the Bank recorded income from the increase in the cash surrender value of these policies of $74,000.

NON-INTEREST EXPENSE

Non-interest expense decreased $15,000 for the quarter ended December 31, 2001. The decrease was primarily due to a decrease in compensation expense of $285,000, offset by increases in professional services expense of $70,000 and other expenses of $145,000. Compensation expense declined $285,000 over the prior year, as compensation expense for the quarter ended December 31, 2000 included nonrecurring bonus payments and certain one-time expenses. Professional services expense increased from $134,000 for the three months ended December 31, 2000 to $204,000 for the three months ended December 31, 2001 due primarily to legal fees associated with the creation of an equity trust plan, which will benefit highly valued commission based loan officers. Other expenses increased from $268,000 for the quarter ended December 31, 2000 to $413,000 for the quarter ended December 31, 2001 due to losses incurred in a burglary of $60,000 and additional supplies and postage expenses due to higher loan volumes. The Bank also recorded other expense of $17,000 to record market value declines from a pool of $5 million loans held for sale.

INCOME TAXES

The provision for income taxes of $746,000 for the three-month period ended December 31, 2001, resulted in a similar tax rate to the three-month period expense at December 31, 2000 of $319,000.

LIQUIDITY AND CAPITAL RESOURCES

Even though federal regulations no longer require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments), the Bank continues to maintain levels of liquidity in excess of the 4% liquidity ratio formerly required by regulation. For the quarter ended December 31, 2001, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 14.6%. The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At December 31, 2001, the Bank had outstanding commitments to originate loans of $5.3 million, and commitments to sell loans of $80 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $69.4 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment, which currently allows for a line of credit equal to 40% of the Bank's assets. At December 31, 2001, the Bank had approximately $36.1 million additional borrowing capacity available to it under the above-mentioned borrowing arrangement. At December 31, 2001, the Bank had $91.0 million in advances from the FHLB. During this quarter, the Bank increased its short-term borrowings by $36 million from $55 million at September 30, 2001 to meet loan demands, which were largely originated for sale. The duration of these borrowings are less than one month and approximate the expected period these loans will be held in warehouse before sale. The Company also maintains an unused $10 million line of credit with a correspondent bank.

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

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at December 31, 2001.

                                                                                                    To be Categorized as
                                                                                                     "Well Capitalized"
                                                                                                        Under Prompt
                                                                             For Capital             Corrective Action
                                                 Actual                   Adequacy Purposes              Provisions
                                         ----------------------         ---------------------       ----------------------
(Dollars in Thousands)                    Amount          Ratio          Amount         Ratio        Amount          Ratio
                                          ------          -----          ------         -----        ------          -----
As of  December 31, 2001:
  Tangible capital (to
    total assets)                        $28,345          8.94%         $ 4,756         1.50%           N/A            N/A
  Core capital (to total
    assets)                               28,345          8.95%           8,245         3.00%           N/A            N/A
  Total risk-based capital
    (to risk-weighted assets)             30,355         11.33%          21,430         8.00%       $26,787         10.00%
  Tier I risk-based capital
    (to risk-weighted assets)             28,345         10.58%          13,394         5.00%        16,072          6.00%
  Tier I leverage capital (to
    average assets)                       28,345          9.45%          11,999         4.00%        14,999          5.00%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2001 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 other than an increase in borrowings from the FHLB, as previously disclosed in the financial statements.

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

Item 5.  Other Information: Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         A. Exhibits

         3.1  Certificate of Incorporation of Pulaski Financial Corp.*

         3.2 Certificate of Amendment to Certificate of Incorporation of Pulaski Financial Corp.

         3.3  Bylaws of Pulaski Financial Corp.*

         4.0  Form of Certificate for Common Stock*


         B. Reports on Form 8-K - None

         -----------------------------------------------------------------------
         * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PULASKI FINANCIAL CORP.

Date:     February 13, 2002           /S/William A. Donius
       -----------------------        ----------------------------------------
                                      William A. Donius
                                      Chairman and Chief Executive Officer



Date:     February 13, 2002           /S/Ramsey K. Hamadi
      ------------------------        ----------------------------------------
                                      Ramsey K. Hamadi
                                      Chief Financial Officer