Form 10-K/A
period 2001-09-30
PULASKI FINANCIAL CORP
filed 2002-03-08
CIK 1062438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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
                                              -----     ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   X  .
                             -----

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

      2.    FINANCIAL STATEMENT SCHEDULES

            Independent Auditors' Report of Deloitte & Touche LLP, dated October 31, 2000

      3.    EXHIBITS

      The exhibits listed below are filed as part of this report or are incorporated by reference herein.

            3.1   Certificate of Incorporation of Pulaski Financial Corp.*
            3.2   Bylaws of Pulaski Financial Corp.*
            4.0   Form of Certificate for Common Stock*
            10.1 Employment Agreement between Pulaski Financial Corp. and William A. Donius**
            10.2  Severance Agreement with Beverly M. Kelley***
            10.3  Pulaski Financial Corp. 2000 Stock-Based Incentive Plan****
            10.4  Pulaski Financial Corp. 1994 Stock Option Plan*****
            10.5  Non-Competition and Consulting Agreement with
                  Thomas F. Hack*****
            10.6  Employment Agreement between Pulaski Bank and
                  William A. Donius*****
            13.0  Annual Report to Stockholders*****
            21.0  Subsidiaries of Pulaski Financial Corp.*****
            23.0  Consent of Independent Auditor*****
            ---------------
            * Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June
                  9, 1998.
            ** Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-K for the year ended September 30, 2000, as filed on December 29, 2000.
            *** Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-K for the year ended September 30, 1998, as filed on December 29, 1998.
            **** Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
            **** Incorporated herein by reference to Pulaski Financial Corp.'s Form S-8 (Registration No. 333-84515) as filed on August
                  4, 1999.
            ***** Incorporated herein by reference to Pulaski Financial Corp.'s
                  Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

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

                                          PULASKI FINANCIAL CORP.
                                          (Registrant)

Dated:  March 8, 2002                     /s/ William A. Donius

                                          William A. Donius
                                          President and Chief Executive Officer

                          FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulaski Financial Corp.:

We have audited the accompanying consolidated balance sheets of Pulaski Financial Corp. and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pulaski Financial Corp. and subsidiaries at September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP


St. Louis, Missouri
October 31, 2000