Form 10-Q
period 2002-03-31
PULASKI FINANCIAL CORP
filed 2002-05-15
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2002
                               -------------------------------------------------
                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     ---------------

                             Pulaski Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-24571
--------------------------------------------------------------------------------
                             Commission File Number

               Delaware                                     43-1816913
---------------------------------------            -----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

          12300 Olive Boulevard
           St. Louis, Missouri                              63141-6434
---------------------------------------            -----------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                                   No
                -----                                    -----

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at May 14, 2002
---------------------------------------            -----------------------------
Common Stock, par value $.01 per share                   2,747,295 shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                                  Page

PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 2002 and
              September 30, 2001 (Unaudited)                                                                        1

           Consolidated Statements of Income and Comprehensive Income for
              the Three and Six Months Ended March 31, 2002 and 2001 (Unaudited)                                    2

           Consolidated Statement of Stockholders' Equity for the Six Months Ended
              March 31, 2002 (Unaudited)                                                                            3

           Consolidated Statements of Cash Flows for the Six Months Ended
              March 31, 2002 and 2001 (Unaudited)                                                                  4-5

           Notes to Unaudited Consolidated Financial Statements (Unaudited)                                        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    8-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                14


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                       15

Item 2.    Changes in Securities and Use of Proceeds                                                               15

Item 3.    Defaults Upon Senior Securities                                                                         15

Item 4.    Submission of Matters to a Vote of Security-Holders                                                   15-16

Item 5.    Other Information                                                                                       16

Item 6.    Exhibits and Reports on Form 8-K                                                                        16

           Signatures                                                                                              17

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND SEPTEMBER 30, 2001 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                            March 31,        September 30,
ASSETS                                                                                        2002               2001

Cash and amounts due from depository institutions                                        $ 14,597,554         $ 10,748,255
Federal funds sold and overnight deposits                                                   5,875,000            2,300,000
                                                                                         ------------         ------------
     Total cash and cash equivalents                                                       20,472,554           13,048,255
Investment securities available for sale, at market value                                   4,807,169            4,225,109
Investments in debt securities held to maturity, at amortized cost (market value
$1,741,556 at September 30, 2001)                                                                   -            1,737,109
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
$2,393,264 and $2,703,562 at March 31, 2002 and September 30, 2001, respectively)           2,225,158            2,517,166
Mortgage-backed and related securities available for sale, at market value                  6,987,099            8,787,558
Loans receivable held for sale, at lower of cost or market                                 34,780,766           38,087,434
Loans receivable, net of allowance for loan losses of $2,202,497 and $1,844,214 at
  March 31, 2002 and September 30, 2001, respectively                                     206,999,213          204,114,915
Federal Home Loan Bank stock - at cost                                                      4,700,000            3,960,000
Real estate acquired in settlement of loans, net of allowance for losses of
  $  0 at March 31, 2002                                                                       30,868                    -
Premises and equipment - net                                                                4,105,718            3,680,810
Accrued interest receivable                                                                 1,475,758            1,554,484
Other assets                                                                                7,092,022            7,070,959
                                                                                         ------------         ------------
TOTAL                                                                                    $293,676,325         $288,783,799
                                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                               $188,493,168         $189,710,385
  Advances from Federal Home Loan Bank of Des Moines                                       63,500,000           55,000,000
  Advance payments by borrowers for taxes and insurance                                     1,071,945            2,598,367
  Accrued interest payable                                                                    149,328              220,110
  Due to other banks                                                                        7,579,582            8,476,600
  Other liabilities                                                                         1,690,008            1,771,162
                                                                                         ------------         ------------
              Total liabilities                                                           262,484,031          257,776,624
                                                                                         ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 9,000,000 shares;
     3,972,885 shares issued at March 31, 2002 and September 30, 2001, respectively            39,729               39,729
  Treasury stock - at cost (shares, 1,189,861 and 1,109,026 respectively)                 (14,385,058)         (12,718,797)
  Treasury stock - equity trust - at cost (17,900 shares)                                    (352,994)                   0
  Additional paid-in capital                                                               24,460,510           24,003,162
  Unearned MRDP shares                                                                       (520,789)            (609,459)
  Unearned ESOP shares (unreleased shares, 90,249 and 98,008 respectively)                   (902,483)            (980,070)
  Accumulated other comprehensive income                                                      374,779              341,796
  Retained earnings                                                                        22,478,600           20,930,814
                                                                                         ------------         ------------
          Total stockholders' equity                                                       31,192,294           31,007,175
                                                                                         ------------         ------------
TOTAL                                                                                    $293,676,325         $288,783,799
                                                                                         ============         ============

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended           Six Months Ended
                                                                                March 31,                   March 31,
                                                                      -------------------------     -------------------------
                                                                          2002           2001           2002          2001
INTEREST INCOME:
  Loans receivable                                                    $4,228,855     $4,560,794     $8,732,198    $ 9,019,130
  Investment securities                                                   45,040         86,006        102,892        198,504
  Mortgage-backed and related securities                                 170,340        302,162        358,529        702,685
  Other                                                                    7,258        103,974         21,724        172,038
                                                                      ----------     ----------     ----------    -----------
     Total interest income                                             4,451,493      5,052,936      9,215,343     10,092,357
                                                                      ----------     ----------     ----------    -----------
INTEREST EXPENSE:
  Deposits                                                             1,091,221      1,876,253      2,425,350      3,734,317
  Advances from Federal Home Loan Bank of Des Moines                     915,679      1,133,263      1,886,048      2,240,919
  Other                                                                        -              -              -         37,500
                                                                      ----------     ----------     ----------    -----------
     Total interest expense                                            2,006,900      3,009,516      4,311,398      6,012,736
                                                                      ----------     ----------     ----------    -----------
NET INTEREST INCOME                                                    2,444,593      2,043,420      4,903,945      4,079,621

PROVISION FOR LOAN LOSSES                                                233,197        190,640        532,848        280,304
                                                                      ----------     ----------     ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                          2,211,396      1,852,780      4,371,097      3,799,317
                                                                      ----------     ----------     ----------    -----------
NON-INTEREST INCOME:
  Retail banking fees                                                    351,778        239,113        750,645        603,498
  Mortgage revenues                                                    1,006,690        907,233      2,323,309      1,571,027
  Insurance commissions                                                   26,620        146,946        102,863        219,384
  Profit on sale of securities                                                 -         99,198         21,800         99,198
  Other                                                                  163,412        125,507        374,472        209,955
                                                                      ----------     ----------     ----------    -----------
     Total other income                                                1,548,500      1,517,997      3,573,089      2,703,062
                                                                      ----------     ----------     ----------    -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                       1,143,401      1,195,788      2,278,397      2,615,783
  Occupancy, equipment and data processing expense                       536,247        484,411        918,393        845,639
  Advertising                                                            106,071        144,969        226,097        230,902
  Professional services                                                  148,523        155,695        352,524        289,706
  Other                                                                  479,078        237,189        891,770        505,141
                                                                      ----------     ----------     ----------    -----------
     Total other expenses                                              2,413,320      2,218,052      4,667,181      4,487,171
                                                                      ----------     ----------     ----------    -----------

INCOME BEFORE INCOME TAXES                                             1,346,576      1,152,725      3,277,005      2,015,208

INCOME TAXES                                                             446,937        449,736      1,193,256        768,834
                                                                      ----------     ----------     ----------    -----------

NET INCOME                                                               899,639        702,989      2,083,749      1,246,374

OTHER COMPREHENSIVE INCOME ITEMS                                          94,663        244,109         32,983        624,367
                                                                      ----------     ----------     ----------    -----------

COMPREHENSIVE INCOME                                                  $  994,302     $  947,098     $2,116,732    $ 1,870,741
                                                                      ==========     ==========     ==========    ===========
NET INCOME  PER COMMON SHARE - BASIC                                  $     0.33     $     0.24     $     0.77    $      0.43
                                                                      ==========     ==========     ==========    ===========
NET INCOME  PER COMMON SHARE - DILUTED                                $     0.31     $     0.24     $     0.73    $      0.42
                                                                      ==========     ==========     ==========    ===========


See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                   Unearned
                                                                  Management      Accumulated
                                                    Additional  Recognition and      Other       Unearned
                             Common     Treasury      Paid-In     Development    Comprehensive     ESOP      Retained
                              Stock       Stock       Capital     Plan Shares       Income        Shares     Earnings      Total

BALANCE,
 September 30, 2001          $39,729  $(12,718,797) $24,003,162    $(609,459)      $341,796     $(980,070) $20,930,814  $31,007,175
                                                                                                                        -----------
Comprehensive income:
 Net income                                                                                                  2,083,749    2,083,749
 Change in net unreal-
   ized gain  on securities                                                          32,983                                  32,983
     Total comprehen-                                                                                                   -----------
       sive income
                                                                                                                          2,116,732
                                                                                                                        -----------

Dividends declared ($.075
 per share)                                                                                                   (393,738)    (393,738)

Stock options exercised and                437,441                                                            (142,225)     295,216
 related tax benefit

Stock repurchase                        (2,103,702)                                                                      (2,103,702)

Equity trust shares                       (352,994)     400,416                                                              47,422

Release of ESOP shares                                   56,932                                    77,587                   134,519

Amortization of Manage-
 ment Recognition and
 Development Plan shares                                              88,670                                                 88,670



                             -------  ------------  -----------    ---------       --------     ---------  -----------  -----------

BALANCE,
 March 31, 2002              $39,729  $(14,738,052) $24,460,510    $(520,789)      $374,779     $(902,483) $22,478,600  $31,192,294
                             -------  ------------  -----------    ---------       --------     ---------  -----------  -----------


See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                                                  $   2,083,749  $   1,246,374
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, amortization and accretion:
        Premises and equipment                                                                       255,595        225,858
        Management Recognition and Development Plan stock awards                                      88,670         86,792
        ESOP shares committed to be released                                                         134,519         46,123
        Loan fees, discounts and premiums - net                                                      105,566        256,870
     Provision for loan losses                                                                       532,848        280,304
     Provision for losses on real estate acquired in settlement of loans                                   0         (2,108)
     Losses on sales of real estate acquired in settlement of loans                                      877            140
     (Gain) loss on sale of loans                                                                 (2,163,817)     1,416,231
     Originations of loans receivable for sale to correspondent lenders                         (363,136,332)  (169,425,065)
     Proceeds from sales of loans to correspondent lenders                                       368,606,817    142,517,769
     Changes in other assets and liabilities                                                          23,185     (1,193,634)
                                                                                               -------------  -------------
        Net adjustments                                                                            4,447,928    (25,790,720)
                                                                                               -------------  -------------
        Net cash provided by (used in) operating activities                                        6,531,677    (24,544,346)
                                                                                               -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                                      2,128,200     22,245,771
  Purchase of Bank-owned life insurance                                                             (146,425)             0
  Purchases of investment securities and FHLB stock                                               (1,501,550)    (1,382,637)
  Principal payments received on mortgage-backed and related
     securities                                                                                    1,975,699      1,442,623
  Loan originations - net                                                                         (3,624,341)    (2,894,518)
  Proceeds from sales of real estate acquired in settlement of
     loans receivable                                                                                 37,000         36,900
  Disposal of equipment                                                                                    0         29,606
  Net additions to premises and equipment                                                           (680,503)      (753,125)
                                                                                               -------------  -------------
        Net cash provided by (used in) investing activities                                       (1,811,920)    18,724,620
                                                                                               -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                             (1,217,217)    18,714,656
  Federal Home Loan Bank advances - net                                                            8,500,000      7,400,000
  Due to other banks                                                                                (897,018)             0
     Repayment of other debt                                                                               0    (12,500,000)
  Net decrease in advance payments by borrowers for taxes and
     insurance                                                                                    (1,526,422)    (1,382,666)
  Dividends declared on common stock                                                                (393,738)      (361,630)
  New MRDP stock issued                                                                                    0        (37,614)
  Treasury stock issued under stock option plan                                                      295,216         97,023
  Stock repurchase                                                                                (2,056,279)    (1,989,893)
                                                                                               -------------  -------------
        Net cash provided by financing activities                                                  2,704,542      9,939,876
                                                                                               -------------  -------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     2002           2001
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    $  7,424,299   $  4,120,150
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                  13,048,255      7,562,265
                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $ 20,472,554   $ 11,682,415
                                                                 ------------   ------------
ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid during the period for:
        Interest on deposits                                     $  2,496,232   $  3,709,157
        Interest on advances from the Federal Home Loan Bank
           of Des Moines                                            1,886,046      2,240,919
        Income taxes                                                  886,000      1,349,500
  NONCASH INVESTING ACTIVITIES:
     Write-down of real estate owned                                        -         (2,108)
     Real estate acquired in settlement of loans                       68,745        109,134
     Increase  in investments for changes in unrealized
        gains and losses                                               32,983        991,059
  NONCASH FINANCING ACTIVITIES:
     Dividends declared                                               207,384        193,180

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements as of March 31, 2002 and for the period then ended include the accounts of Pulaski Financial Corp. (the "Company") and its wholly-owned subsidiary, Pulaski Bank (the "Bank"), and its wholly-owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The Company's assets consist primarily of shares of the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2002 and September 30, 2001 and its results of operations for the three and six month periods ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001 contained in the Company's 2001 Annual Report to Stockholders, which was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2.   EARNINGS PER SHARE

                                       Three Months Ended                Six Months Ended
                                            March 31,                         March 31,
                              --------------------------------- ----------------------------------
                                       2002            2001              2002            2001
Weighted average shares
   outstanding - basic              2,696,212       2,886,508         2,710,102       2,922,793
Common stock equivalent               167,928          62,932           153,865          64,470
                                  -----------     -----------       -----------     -----------
Weighted average shares
   outstanding - diluted            2,864,140       2,949,440         2,863,967       2,987,263
                                  -----------     -----------       -----------     -----------
Anti-dilutive shares                        0          16,940                 0          16,940
                                  -----------     -----------       -----------     -----------

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

3.   RECLASSIFICATIONS

     Certain reclassifications have been made to 2001 amounts to conform to the 2002 presentation.

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

FINANCIAL CONDITION

Total assets at March 31, 2002 were $293.7 million, an increase of $4.9 million from $288.8 million at September 30, 2001. The increase in total assets was primarily attributable to increases in cash and cash equivalents and loans receivable, offset by decreases in loans held for sale and investments, debt and mortgage-backed securities.

Cash and cash equivalents increased $7.5 million, from $13.0 million at September 30, 2001 to $20.5 million at March 31, 2002, as a result of higher compensating balance requirements and increased investment in overnight deposits to provide greater liquidity to fund loan production and to repay maturing short-term advances from the Federal Home Loan Bank of Des Moines.

Loans receivable increased $2.9 million from $204.1 million at September 30, 2001 to $207.0 million at March 31, 2002. The increase was largely due to a greater volume of home equity loans. Balances of home equity loans were $42.0 million at March 31, 2002 compared to $28.6 million at September 30, 2001 and increased primarily as a result of higher volume of first mortgage loan originations. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The increased volume of loans originated for sale has resulted in continued growth in the home equity portfolio. The Bank has also increased investment in commercial real estate loans. During the three-month period ended March

31, 2002, $2.0 million of commercial real estate loan participations were purchased and $500,000 were originated by the Bank. The balance of commercial real estate loans increased $2.2 million, from $1.4 million at September 30, 2001 to $3.6 million at March 31, 2002. Commercial real estate lending represents a new opportunity for the Bank to diversify its asset mix and obtain more portfolio loans. A former Federal Reserve Bank examiner has been hired to manage and underwrite this type of lending. Management has taken a conservative view of this line of business and is seeking only high quality commercial real estate loans. The growth in commercial real estate and prime-based adjustable home equity loans was offset by a decline of $3.8 million in consumer loans (primarily indirect auto loans), which decreased from $13.9 million at September 30, 2001 to $10.1 million at March 31, 2002. The auto loan portfolio continues to decline as the Bank's indirect auto lending program was discontinued in 1999 as the Bank redirected its consumer lending focus to home equity lines of credit.

Loans held for sale decreased $3.3 million, from $38.1 million at September 30, 2001 to $34.8 million at March 31, 2002. Loans held for sale are typically held in warehouse less than 90 days. Therefore, the decrease in the balance of loans held for sale was a result of less loans being originated or sold to an investor in the last month prior to the quarter end. The average balance of loans held for sale during the three month and six month periods ended March 31, 2002 was $40.8 million and $45.4 million, respectively.

Investment and debt securities held to maturity decreased $1.7 million as the result of maturity of a debt security. The proceeds were used to fund loan demand during the December quarter. Mortgage-backed and related securities decreased as a result of accelerated prepayments in addition to normal amortization.

Total liabilities at March 31, 2002 were $262.5 million, an increase of $4.7 million from $257.8 million at September 30, 2001. The increase in total liabilities was primarily attributable to an increase in borrowings from the Federal Home Loan Bank, offset by decreased deposits and advance payments by borrowers to fund payment of insurance and taxes.

Borrowings increased $8.5 million, from $55.0 million at September 30, 2001 to $63.5 million at March 31, 2002, as proceeds were used primarily to fund portfolio loans and short-term investments. Deposits declined as maturing certificates of deposit were closed, due to customers seeking higher yielding deposits. At March 31, 2002, certificate of deposit balances were $93.3 million, down $8.0 million from the $101.3 million balance at September 30, 2001. During the six months ended March 31, 2002, transactions accounts (checking and money-market) grew $4.8 million from $63.6 million at September 30, 2001 to $68.4 million. The Bank continues to aggressively advertise for checking deposits by direct mail, television and radio.

Total stockholders' equity at March 31, 2002 was $31.2 million, an increase of $185,000 from $31.0 million at September 30, 2001. The increase was primarily attributable to net income for the six months of $2.1 million and the release of unearned ESOP and MRP shares amounting to $221,000, stock option exercises of $295,000 and the purchase of shares by the equity trust issuance of $47,000. Offsetting these increases in equity were the repurchase of 120,000 shares of common stock for $2.1 million and the payment of dividends of $394,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Non-accrual loans amounted to $424,000 at March 31, 2002 as compared to $276,000 at September 30, 2001. The non-accrual loans consisted primarily of single-family residential loans and consumer loans. The balance increase was attributed to an increase in one-to four- family residential properties pending foreclosure stemming from general economic conditions. Accruing loans that were contractually past due 90 days or more at March 31, 2002 amounted to $2.5 million, of which $686,000 were FHA/VA government-insured loans, compared to $2.1 million of accruing loans past 90 days delinquent at September 30, 2001, of which $684,000 were FHA/VA loans. Real estate acquired in settlement of loans, net of allowance for losses increased to $31,000 at March 31, 2002 from $0 at September 30, 2001, and consisted of one single-family residence. The allowance for loan losses (the "ALL") was $2.2 million at March 31, 2002, or .91% of total loans and 74% of non-performing loans (non-accrual loans and accruing loans past due 90 days or more), compared to $1.8 million at September 30, 2001 or .61% of total loans and 76% of non-performing loans. In response to current economic trends and assessed risk in the portfolio, the Bank continued to increase the ALL levels on the mortgage loans by 0.035%, home equity loans by 0.125%, consumer loans by 0.125% and loans sold with recourse by 0.03%.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001:

All trends and reasons for increases and decreases for the three months ended March 31, 2002 and 2001 are reflective of the trends and reasons for increases and decreases for the six month periods ended March 31, 2002 and 2001, in all material respects, unless otherwise noted.

GENERAL

Net income for the three months ended March 31, 2002 was $900,000, a 28% increase compared to $703,000 for the three months ended March 31, 2001. Net income for the six months ended March 31, 2002 was $2.1 million compared to $1.2 million for the six-month period ended March 31, 2001,which is a 67% increase.

INTEREST INCOME

Interest income decreased $602,000 or 12% for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The decrease resulted primarily from a decrease in interest on loans of $332,000, a decrease in interest on mortgage-backed securities of $132,000 and a decline in other interest income on other investments of $97,000 due to lower weighted average yields in the lower interest rate environment in 2002 compared to 2001. For six months ended March 31, 2002, interest income decreased $877,000 or 9% compared to the six months ended March 31, 2001.

Despite an increase in the average balance of loans from $237.4 million in the March 2001 quarter to $249.2 million in March 2002 quarter, interest income on loans declined as a result of a decrease in the weighted average yield from 7.69% for the March 2001 quarter to 6.79%. The repricing of adjustable rate loans, coupled with lower initial rates for loans originated during the year accounted for the 90 basis point decline in the weighted average rate for loans. For six months ended March 31, 2002 weighted average yield on loans declined to 6.79% compared to 7.82% in 2001, which resulted in a decline in interest income on loans of $332,000 from $4.6 million to $4.2 million.

The decrease in interest income from mortgage-backed securities resulted primarily from a decrease in the average balance from $16.9 million for the three months ended March 31, 2001 to $9.8 million for the quarter ended March 31, 2002, and by a reduction in the weighted average yield from 7.14% in 2001 to 6.96% in 2002. The decrease in the average balance reflects the amortization and prepayment of older higher rate securities during a period of falling interest rates. For six months ended March 31, 2002, interest income on mortgage-backed securities declined $344,000 as the average balance declined from $19.6 million to $10.3 million and the weighted average yield decreased from 7.15% to 6.94%.

The $97,000 decline in other interest income is due to reduced average balances of investment in overnight deposits, from $7.8 million for the March 2001 quarter to $1.9 million for the March 2002 quarter, and lower weighted average rates. Investments in overnight securities were decreased to fund increasing volumes of loan originations. The weighted average rate on overnight deposits decreased from 5.33% in the March 2001 quarter to 1.51% for the three months ended March 31, 2002.

INTEREST EXPENSE

Interest expense decreased $1.0 million for the three months ended March 31, 2002 compared to the same period last year. The decreased expense was the result of lower interest on deposits of $785,000 and reduced expense on borrowings from the FHLB of Des Moines of $218,000. The average balance of interest-bearing deposits increased from $168.5 million for the three months ended March 31, 2001 to $179.7 million for the three months ended March 31, 2002. The weighted average rates on these interest-bearing deposits declined from 4.45% to 2.43%. The average balance of borrowings from the FHLB of Des Moines decreased from $75.2 million for the three month ended March 31, 2001 to $69.3 million for the three month ended March 31,2002 coupled with a decrease in the average rate from 6.02% to 5.28%. The Bank's interest rate risk exposure was more liability-sensitivity over the last year, and consequently the falling rate environment that existed during the twelve months between March 2001 and March 2002 generated positive improvement in net interest income. Interest expense decreased $1.7 million for the six months ended March 31, 2002 compared to the same period last year also due to the lower interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $233,000 for the three months ended March 31, 2002 compared to $191,000 for the three months ended March 31, 2001. The increase in provision expense was largely due to continued required increases under the Bank's ALL formula on the mortgage and consumer loans due to current economic conditions. The Bank increased its allowance for mortgage loans by 0.035% to bring its current reserves to 0.375% of all mortgage loans, home equity loans by 0.125% to 1.125%, consumer loans by 0.125% to 1.5% and loans sold with recourse by 0.03% to 0.08%. The increase in the provision was also due to an increase in cumulative net loan losses for the three months ending March 31, 2002 to $93,000 from $81,000 for the quarter ended March 31, 2001, primarily attributed to consumer loans (autos). For six months ended March 31, 2002 the loan loss provision was $533,000 compared to $280,000 for the six months ended March 31, 2001. The allowance to non-performing loans was 74.47% at March 31, 2002 compared to 78.84% at September 30, 2001. The decrease in the non-performing ratio was attributable to an increase in residential one-to four-family non-performing loans of $476,000. Management feels these loans are well secured and in the event of liquidation will not represent an increase in losses. The ratio of total loan loss allowance to total loans was 0.91% as of March 31, 2002 compared to 0.76% at September 30, 2001.

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

NON-INTEREST INCOME

Non-interest income increased $31,000 from $1.5 million for the three months ended March 31, 2001 to $1.5 million for the quarter ended March 31, 2002. The increase in other income was the result of an increase in retail banking fees of $113,000,an increase in mortgage revenues of $99,000 and increased other income of $38,000, offset by decreased commissions on sales of insurance products of $100,000 and decreased profits on the sale of securities of $99,000. For six months, non-interest income increased $870,000 from $2.7 million at March 2001 to $3.6 million at March 2002. The increase in other income was due primarily to an increase in mortgage revenues of $752,000, an increase in retail banking fees of $147,000, which was offset by a decline in insurance commissions and gains on sale of securities. Mortgage revenues were up for the six months primarily on the large volume of refinance activity during the first quarter of 2002.

Retail banking fees rose 47% from $239,000 in the March 2001 quarter to $352,000 for the March 2002 quarter as a result of a 17% net growth in the number of checking accounts. In the March 2001 quarter, entries were made to reverse $124,000 of income previously recorded as retail banking fees. The reversal of income resulted from the recognition that the amounts were uncollectible. Of that amount, $64,000 related to sustained overdraft fees that were recorded prior to January 1, 2001. The implementation of the Uniform Credit Classification Policy in December 2000 justified carrying the overdrawn balances of these "open-end" credits as substandard assets. However, the assessment by management that a more conservative recognition of revenue is appropriate is based upon our experience, the current slowing in the economy and a review of the charge-off policies of other organizations. The Uniform Credit Classification Policy, which became effective in December 2000, permits open-end credits to be considered substandard assets at 90 days, and charged-off after 180 days, was viewed as unrealistic with regard to accumulation of sustained overdraft fees. Hence, a more conservative approach was made that resulted in earlier recognition of reversed fee income. Despite the safe-harbor protection of the Uniform Credit Classification Policy, management deemed it more appropriate to reverse the accrued income on over-drafted checking balances that were overdrawn for more than 45 days.

Mortgage revenues increased $99,000 from $907,000 in the March 2001 quarter to $1.0 million for the quarter ended March 31, 2002. The revenue was generated primarily from sales of loans to investors with servicing released. It is the Bank's policy to sell the majority of fixed-rate loans in an effort to better manage interest rate risk. The volume of loans sold for the three months ended March 31, 2002 increased 95% over the same quarter of the prior year. The higher volume of sales was the result of increased production that resulted from both greater originations as a result of increased commissioned-based lending staff and higher volumes of refinanced loans. The Bank revised its FAS 91 deferred origination cost estimates during 2002, which has resulted in proportionally lower mortgage revenue and salary expense realized with the sale of mortgage loans.

Other income increased primarily as a result of revenue from Bank-owned life insurance. In September of 2001, the Bank purchased two separate "key man"/BOLI life insurance policies with a total surrender value of $5 million. For the quarter ended March 31, 2002, the Bank recorded income from the increase in the cash surrender value of these policies in the amount of $73,000.

Commissions on sales of annuities by the Bank's subsidiary, Pulaski Service Corporation, decreased $120,000 in the three months ended March 31, 2001 as a result of redirecting the sales focus to new financial services products.

During the March 2001 quarter, the Bank sold approximately $8.8 million of available for sale mortgage backed securities and recorded profits of $99,000. The sales provided additional liquidity to fund the increased lending volume. No such sales were made in the March 2002 quarter.

NON-INTEREST EXPENSE

Non-interest expenses increased $195,000, from $2.2 million for the March 2001 quarter to $2.4 million for the three months ended March 31, 2002. The increase was primarily due to an increase in other expenses of $242,000 and increased occupancy expense of $52,000, offset by decreased compensation expense of $52,000 and reduced advertising expense of $39,000.

The increase in other non-interest expense was primarily due to increased loan origination expense and increased costs associated with stock related expenses. Non-deferred loan origination expenses increased $166,000 due to high lending volume, and expenses relating to annual report costs increased $46,000. Occupancy costs increased due to remodeling associated with expansion of Bank facilities to accommodate greater lending volume and increased office building taxes for the St. Charles office.

Compensation expenses decreased $52,000 despite recording approximately $200,000 in benefit costs for a deferred equity trust plan. The decrease in compensation expense was due to the Bank's revised FAS 91 deferred origination cost estimates which has resulted in increased deferral of fixed and variable origination costs on loans originated for sale. Compensation expense before deferral increased due to the addition of mortgage department employees and additional expense related to the equity trust. The equity trust plan was introduced at the beginning of this fiscal year and provides long-term incentives as well as a deferral income opportunity for 8 loan officers who have originated of all one to four family mortgage loans for the year to date. It is front-loaded in the first year, and employer contributions will reduce in years two through four.

INCOME TAXES

The provision for income taxes decreased slightly from $450,000 for the three months ended March 31, 2001 to $447,000 for the three months ended March 31, 2002. Despite increased quarterly net income before taxes, tax expenses decreased primarily as a result of non-taxable income related to the Bank-owned life insurance. The effective tax rate for the quarter was 33%, compared to 36% for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Even though federal regulations no longer require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments), the Bank continues to maintain levels of liquidity in excess of the 4% liquidity ratio formerly required by regulation. For the quarter ended March 31, 2002, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 10.96%. The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At March 31, 2002, the Bank had outstanding commitments to originate loans of $9.8 million and commitments to sell loans of $43.0 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $63.7 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank's assets. At March 31, 2002, the Bank had approximately $52.8 million in available borrowing authority under the above-mentioned arrangement and $63.5 million in advances from the FHLB. During the quarter, the

Bank repaid $12.7 million of its short-term borrowings as a result of receipt of proceeds on loans held for sale. The Company has maintains an unused $10 million line of credit with a correspondent bank.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision ("OTS") regulations on minimum capital standards. The OTS' minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The Tier I (core) capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at March 31, 2002


                                                                                     To be Categorized as
                                                                                      "Well Capitalized"
                                                                                         Under Prompt
                                                                For Capital           Corrective Action
                                        Actual               Adequacy Purposes            Provisions
                               -------------------------- ------------------------ -------------------------
(Dollars in Thousands)             Amount        Ratio      Amount       Ratio         Amount      Ratio
As of  March 31, 2002:
 Tangible capital (to
  total assets)                 $  27,338         9.42%   $  4,352       1.50%           N/A        N/A
 Total risk-based capital
  (to risk-weighted assets)        29,484        14.95%     15,782       8.00%       $ 19,727     10.00%
 Tier I risk-based capital
  (to risk-weighted assets)        27,338        13.86%        N/A        N/A          11,836      6.00%
Tier I total capital (to
  total assets)                    27,338         9.42%     11,605       4.00%         14,506      5.00%



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2002 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

Item 2. Changes in Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     The Annual Meeting of the Stockholders of the Company was held on January 16, 2002. The results of the vote were as follows:

1. The following individuals were elected as directors, each for a three-year term:

                                    VOTES FOR         VOTES WITHHELD
                                    ---------         ---------------

         William A. Donius          2,478,864         136,096

         Robert A. Ebel             2,484,397         130,563

2. The amendment of the Company's Certificate of Incorporation to reduce the aggregate number of shares of common stock authorized for issuance from 25,000,000 to 9,000,000 was approved by the stockholders by the following vote:

         FOR               AGAINST          ABSTAIN
         ---               -------          -------

         2,577,435         24,800           12,725

3. The approval of the Pulaski Financial Corp. 2002 Stock Option Plan was approved by the stockholders by the following vote:

         FOR               AGAINST          ABSTAIN
         ---               -------          -------

         1,808,304         361,308          15,292

4. The appointment of Ernst & Young LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2002 was ratified by the stockholders by the following vote:

         FOR                        AGAINST          ABSTAIN
         ---                        -------          -------
         2,600,026                  10,732           4,202


Item 5. Other information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

    A.    Exhibits

     3.1  Certificate of Incorporation of Pulaski Financial Corp.*

     3.2 Certificate of Amendment to Certificate of Incorporation of Pulaski Financial Corp.**

     3.3  Bylaws of Pulaski Financial Corp.*

     4.0  Form of Certificate for Common Stock*

     10.1 Pulaski Financial Corp. 2002 Stock Option Plan***

     10.2 Employment Agreement between Pulaski Financial Corp. and William A. Donius

--------------------------------------------------------------------------------
     * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

     ** Incorporated by reference from the exhibits to the Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2002.

     *** Incorporated by reference from Appendix A to the Proxy Statement as filed with the Securities and Exchange Commission on December 17, 2001.

B.   Reports on Form 8-K -None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PULASKI FINANCIAL CORP.

Date:  May 14, 2002                       /S/William A. Donius
       ------------------                 ------------------------
                                          William A. Donius
                                          Chairman and Chief Executive Officer


Date:  May 14, 2002                       /S/Ramsey K. Hamadi
       ------------------                 ------------------------
                                          Ramsey K. Hamadi
                                          Chief Financial Officer