Form 10-Q
period 2002-06-30
PULASKI FINANCIAL CORP
filed 2002-08-14
CIK 1062438

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002
                               -------------------------------------------------

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

                   Yes     X                      No _______
                        --------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 12, 2002
--------------------------------------           ------------------------------
Common Stock, par value $.01 per share                   2,738,213 shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2002

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                                               Page
Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 2002 (Unaudited) and September 30, 2001                          1

           Consolidated Statements of Income and Comprehensive Income for
              The Three and Nine Months Ended June 30, 2002 and June 30, 2001 (Unaudited)                           2

           Consolidated Statement of Stockholders' Equity for the Nine Months Ended
              June 30, 2002 (Unaudited)                                                                             3

           Consolidated Statements of Cash Flows for the Nine Months Ended
              June 30, 2002 and June 30, 2001 (Unaudited)                                                          4-5

           Notes to Consolidated Financial Statements (Unaudited)                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    7-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                14


PART II       OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                       15

Item 2.    Changes in Securities and Use of Proceeds                                                               15

Item 3.    Defaults Upon Senior Securities                                                                         15

Item 4.    Submission of Matters to a Vote of Security-Holders                                                     15

Item 5.    Other Information                                                                                       15

Item 6.    Exhibits and Reports on Form 8-K                                                                       15-17

           Signatures                                                                                              18

                         PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

                                                                                                 June 30,          September 30,
ASSETS                                                                                             2002                2001
Cash and amounts due from depository institutions                                            $  10,803,930         $  10,748,255
Federal funds sold and overnight deposits                                                          300,000             2,300,000
                                                                                             -------------         -------------
           Total cash and cash equivalents                                                      11,103,930            13,048,255

Investment securities available for sale, at market value                                        4,930,654             4,225,109
Investment securities held to maturity, at amortized cost (market value
  $1,741,556 at September 30, 2001)                                                                      -             1,737,109
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
  $2,255,503 and $2,703,562 at June 30, 2002 and September 30, 2001, respectively)               2,080,082             2,517,166
Mortgage-backed and related securities available for sale, at market value                       6,370,843             8,787,558
Loans receivable held for sale, at lower of cost or market                                      40,196,346            38,087,434
Loans receivable, net of allowance for loan losses of $2,398,122 and $1,844,214 at
  June 30, 2002 and September 30, 2001, respectively                                           218,704,382           204,114,915
Federal Home Loan Bank stock - at cost                                                           4,700,000             3,960,000
Premises and equipment - net                                                                     5,122,449             3,680,810
Accrued interest receivable                                                                      1,532,893             1,554,484
Other assets                                                                                     7,175,864             7,070,959
                                                                                             -------------         -------------

TOTAL                                                                                        $ 301,917,443         $ 288,783,799
                                                                                             =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                   $ 185,366,761         $ 189,710,385
  Advances from Federal Home Loan Bank of Des Moines                                            70,300,000            55,000,000
  Advance payments by borrowers for taxes and insurance                                          1,803,538             2,598,367
  Accrued interest payable                                                                          38,793               220,110
  Due to other banks                                                                            10,374,795             8,476,600
  Other liabilities                                                                              2,429,975             1,771,162
                                                                                             -------------         -------------
           Total liabilities                                                                   270,313,862           257,776,624
                                                                                             -------------         -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 10,000,000 shares; none issued or outstanding
  Common stock - $.01 par value per share, authorized 9,000,000 shares; 3,972,885
    shares issued at June 30, 2002 and September 30, 2001, respectively                             39,729                39,729
  Treasury stock - at cost (1,204,575 and 1,109,026 shares, respectively)                      (14,830,310)          (12,718,797)
  Treasury stock - equity trust - at cost (25,198 shares)                                         (537,834)                    -
  Additional paid-in capital                                                                    24,634,762            24,003,162
  Unearned MRDP shares                                                                            (476,454)             (609,459)
  Unearned ESOP shares (unreleased shares, 86,370 and 98,008 respectively)                        (863,690)             (980,070)
  Accumulated other comprehensive income                                                           480,251               341,796
  Retained earnings                                                                             23,157,127            20,930,814
                                                                                             -------------         -------------
           Total stockholders' equity                                                           31,603,581            31,007,175
                                                                                             -------------         -------------

TOTAL                                                                                        $ 301,917,443         $ 288,783,799
                                                                                             =============         =============


See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                        Three Months Ended          Nine Months Ended
                                                             June 30,                   June 30,
                                                     -------------------------    -------------------------
                                                         2002         2001           2002         2001
INTEREST INCOME:
  Loans receivable                                   $ 4,105,643   $ 4,604,276    $12,837,841   $13,827,312
  Investment securities                                   45,122        65,350        148,014       263,854
  Mortgage-backed and related securities                 153,866       225,551        512,395       928,235
  Other                                                    9,536       107,025         31,260       279,063
                                                     -----------   -----------    -----------   -----------
           Total interest income                       4,314,167     5,002,201     13,529,510    15,298,463
                                                     -----------   -----------    -----------   -----------

INTEREST EXPENSE:
  Deposits                                             1,036,017     1,928,865      3,461,367     5,663,182
  Advances from Federal Home Loan Bank                   827,743       931,752      2,713,789     3,172,671
  Other                                                        -             -              -        37,500
                                                     -----------   -----------    -----------   -----------
           Total interest expense                      1,863,760     2,860,617      6,175,156     8,873,353
                                                     -----------   -----------    -----------   -----------

NET INTEREST INCOME                                    2,450,407     2,141,584      7,354,354     6,425,110

PROVISION FOR LOAN LOSSES                                258,813       193,399        791,661       473,703
                                                     -----------   -----------    -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                          2,191,594     1,948,185      6,562,693     5,951,407
                                                     -----------   -----------    -----------   -----------

NON-INTEREST INCOME:
  Retail banking fees                                    463,853       310,534      1,214,498       914,031
  Mortgage revenues                                      950,868     1,075,425      3,274,177     2,442,546
  Insurance commissions                                   41,466        56,565        144,329       275,949
  Gain on sale of securities                              22,265       436,478         44,065       540,488
  Other                                                  155,041        54,948        529,512       260,091
                                                     -----------   -----------    -----------   -----------
           Total other income                          1,633,493     1,933,950      5,206,581     4,433,106
                                                     -----------   -----------    -----------   -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                       1,258,586     1,078,386      3,534,983     3,694,169
  Occupancy, equipment and data processing expense       505,796       447,800      1,424,189     1,293,438
  Advertising                                            140,284       118,873        366,380       349,775
  Professional services                                  118,291       178,328        470,817       468,034
  Other                                                  298,628       296,518      1,190,398       801,659
                                                     -----------   -----------    -----------   -----------
           Total other expenses                        2,319,585     2,119,905      6,986,767     6,607,075
                                                     -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                             1,505,502     1,762,230      4,782,507     3,777,438

INCOME TAXES                                             548,888       676,366      1,742,144     1,445,200
                                                     -----------   -----------    -----------   -----------

NET INCOME                                               956,614     1,085,864      3,040,363     2,332,238

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS                  105,472      (126,872)       138,455       492,964
                                                     -----------   -----------    -----------   -----------

COMPREHENSIVE INCOME                                 $ 1,062,086   $   958,992    $ 3,178,818   $ 2,825,202
                                                     ===========   ===========    ===========   ===========
NET INCOME PER COMMON SHARE - BASIC                  $      0.36   $      0.38    $      1.13   $      0.81
                                                     ===========   ===========    ===========   ===========
NET INCOME PER COMMON SHARE - DILUTED                $      0.34   $      0.37    $      1.07   $      0.79
                                                     ===========   ===========    ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                                                                  Unearned
                                                                 Management     Accumulated
                                                    Additional Recognition and     Other      Unearned
                            Common     Treasury       Paid-In    Development   Comprehensive    ESOP       Retained
                            Stock       Stock         Capital    Plan Shares       Income      Shares      Earnings         Total
BALANCE,
  September 30, 2001       $ 39,729 $ (12,718,797) $ 24,003,162  $ (609,459)     $ 341,796   $ (980,070) $ 20,930,814  $ 31,007,175
                                                                                                                       ------------
Comprehensive income:
  Net income                                                                                                3,040,363     3,040,363
                                                                                                                       ------------
  Change in net unrealized
   gain on securities                                                              138,455                                  138,455
                                                                                                                       ------------
       Total comprehensive
         income                                                                                                           3,178,818
                                                                                                                       ------------

Dividends declared ($.09
per share)                                                                                                   (635,144)     (635,144)

Stock options exercised
and related tax benefit                   644,274                                                            (178,906)      465,368

Stock repurchases                      (2,755,787)                                                                       (2,755,787)

Equity trust shares                      (537,834)      537,834                                                                   -

Release of ESOP shares                                   93,766                                 116,380                     210,146

Amortization of Manage-
  ment Recognition and
  Development Plan shares                                           133,005                                                 133,005
                           -------- -------------  ------------  ----------      ---------   ----------  ------------  ------------

BALANCE,
  June 30, 2002            $ 39,729 $ (15,368,144) $ 24,634,762  $ (476,454)     $ 480,251   $ (863,690) $ 23,157,127  $ 31,603,581
                           ======== =============  ============  ==========      =========   ==========  ============  ============

   See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                                               2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   3,040,363    $   2,332,238
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                    401,247          342,966
      Management recognition and development plan stock awards                  133,005          131,127
      ESOP shares committed to be released                                      210,146           74,425
      Loan fees, discounts and premiums - net                                   168,223          191,290
    Provision for loan losses                                                   791,661          473,703
    Provision for losses on real estate acquired in settlement of loans               0           (2,108)
    Losses on sale of real estate acquired in settlement of loans                15,944           (5,391)
    Gains on sales of loans                                                  (3,049,780)      (2,210,023)
    Originations of loans receivable for sale to correspondent lenders     (500,146,912)    (302,506,016)
    Proceeds from sales of loans to correspondent lenders                   501,087,781      276,155,023
    Gains on investment in Bank-owned life insurance                           (218,840)               0
    Changes in other assets and liabilities                                     519,414        8,528,121
                                                                          -------------    -------------
          Net adjustments                                                       (88,111)     (18,826,883)
                                                                          -------------    -------------

          Net cash provided by (used in) operating activities                 2,952,252      (16,494,645)
                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investment securities                 2,213,035       25,716,673
  Purchases of investment securities and FHLB stock                          (1,608,350)      (3,544,159)
  Gain on sale of investments                                                   (21,800)        (540,488)
  Principal payments received on mortgage-backed and related
    securities                                                                2,836,550        2,487,871
  Loan originations, net of repayments                                      (15,710,304)       7,018,085
  Proceeds from sales of real estate acquired in settlement of
    loans receivable                                                            103,000          105,400
 Disposal of equipment                                                                0           29,606
  Net additions to premises and equipment                                    (1,842,886)        (978,547)
                                                                          -------------    -------------
          Net cash (used in) provided by investing activities               (14,030,755)      30,294,441
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                        (4,343,624)      24,381,343
  Federal Home Loan Bank advances - net                                      15,300,000      (11,100,000)
  Due to other banks                                                          1,898,195                0
  Repayment of other debt                                                             0      (12,500,000)
  Net decrease in advance payments by borrowers for taxes and
    insurance                                                                  (794,829)        (744,985)
  Dividends declared on common stock                                           (635,144)        (585,275)
  New MRDP stock issued                                                               0          (37,613)
  Treasury stock issued under stock option plan                                 465,368          115,993
  Stock repurchases                                                          (2,755,788)      (2,708,893)
                                                                          -------------    -------------
          Net cash (used in) provided by financing activities                 9,134,178       (3,179,430)
                                                                          -------------    -------------

                                                                     (Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                                                                   2002            2001
NET (DECREASE) INCREASE IN CASH AND CASH                       $ (1,944,327)   $ 10,620,366
  EQUIVALENTS

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                         13,048,255       7,562,265
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $ 11,103,930    $ 18,182,631
                                                               ============    ============

ADDITIONAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                     $  3,608,534    $  5,325,791
      Interest on advances from the Federal Home Loan Bank
        of Des Moines                                             2,713,789       3,172,671
      Income taxes                                                1,456,000       1,987,084

NONCASH INVESTING ACTIVITIES:
  Write-down of real estate owned                                         0          (2,108)
  Real estate acquired in settlement of loans                       118,944         109,134
  Increase in investments for changes in unrealized
    gains and losses                                                267,940         782,484

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                                247,122         218,722

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL STATEMENTS

     The unaudited consolidated interim financial statements as of June 30, 2002 and for the period then ended include the accounts of Pulaski Financial Corp. (the "Company") and its wholly-owned subsidiary, Pulaski Bank (the "Bank"), and its wholly-owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The Company's assets consist primarily of shares of the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2002 and September 30, 2001 and its results of operations for the three and nine month periods ended June 30, 2002 and 2001. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001 contained in the Company's 2001 Annual Report to Stockholders, which was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2.   EARNINGS PER SHARE

                                                 Three Months Ended       Nine Months Ended
                                                      June 30,                June 30,
                                               ----------------------   ---------------------
                                                   2002       2001        2002      2001
             Weighted average shares
               outstanding - basic              2,660,376   2,826,699   2,693,927   2,890,761
             Common stock equivalent              169,944     102,226     158,824      77,056
                                                ---------   ---------   ---------   ---------

             Weighted average shares
               outstanding - diluted            2,830,320   2,928,925   2,852,751   2,967,817
                                                =========   =========   =========   =========

             Anti-dilutive shares                       0       8,516           0      14,132
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

Financial Condition

Total assets at June 30, 2002 were $301.9 million, an increase of $13.1 million from $288.8 million at September 30, 2001. The increase in total assets was primarily attributable to growth in loans receivable, with lesser increases in loans held for sale, premises and equipment. The growth in assets was funded primarily by an increase in advances from the Federal Home Loan Bank ("FHLB") and was offset by a decline in deposits.

Cash and cash equivalents decreased $1.9 million from $13.0 million at September 30, 2001 to $11.1 million at June 30, 2002. The cash balance is largely non-interest bearing and meets the compensating balance requirements at the Federal Home Loan Bank (the FHLB) and with others. The decline in overnight deposits is a result of decreased liquidity as the funds have been used to fund increased loan production.

Investments and mortgage-backed securities declined from $17.2 million at September 30, 2001 to $13.4 million at June 30, 2002 primarily due to prepayment of principal from the mortgage-backed securities and the maturity of an investment security. The cash proceeds of these investments have been used to fund loan growth.

Loans receivable increased $14.6 million from $204.1 million at September 30, 2001 to $218.7 million at June 30, 2002. The loan growth is primarily attributed to an increase of $20.6 million in home equity line of credit balances, increasing from $28.6 million at September 30, 2001 to $49.1 million at June 30, 2002. Commercial mortgage loan balances increased $3.5 million to $4.9 million at June 30, 2002 but this increase was offset by a $5.6 million reduction in consumer auto loans to $8.1 million. Home equity loans are primarily approved for qualifying borrowers in conjunction with first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers. Likewise, the growth in commercial loans is also a result of a strategic initiative to begin participating in quality commercial real estate loans with other smaller banks in the St. Louis area. The Bank has established a strict commercial underwriting guideline and is content to limit commercial loan growth to high credit quality commercial real estate borrowers. Consumer auto loans balances have continued to decline as the bank strategically discontinued indirect auto lending in 1999 in favor of growing the home equity lines of credit.

Loans held for sale increased $2.1 million from $38.1 million at September 30, 2001 to $40.2 million at June 30, 2002. The increase was attributable to the origination of over $139 million in first mortgage loans held for sale during the quarter ended June 30, 2002. The volume of loan originations increased due to the addition of four residential loan officers. The great majority of the loans originated are pre-committed for sale to investors on a servicing-released basis and are typically held for sale for an average of 21 days. The increase in loans held for sale is due to an increased volume of loans originated in the last few weeks of the quarter.

Premises and equipment increased $1.4 million from $3.7 million at September 30, 2001 to $5.1 million at June 30, 2002. The increase was primarily due to the Bank purchasing its St. Charles office from the lessor for $638,000 and renovation and improvements made to the home office on Olive Boulevard.

Total liabilities increased $12.5 million from $257.8 million at September 30, 2001 to $270.3 million at June 30, 2002. The increase in total liabilities was primarily attributable to an increase in advances from the FHLB used to fund higher loan demand, but was partially offset by a decline in deposits. Deposits declined $4.3 million as the Bank has continued to shift marketing efforts away from certificates of deposit ("CD") in favor of less volatile accounts such as money markets, demand deposits and passbook accounts. In the nine-month period ending June 30, 2002, CD balances declined $11.9 million, but were offset by a $7.6 million increase in demand deposit accounts and passbooks.

Due to other banks increased $1.9 million from $8.5 million at September 30, 2001 to $10.4 million at June 30, 2002. This balance represents a short-term obligation the Bank has with a correspondent bank for the clearing of bank checks. This balance consists principally of loan proceeds for loans funded on last day of the quarter.

     Total stockholders' equity at June 30, 2002 increased $596,000 from $31.0 million at September 30, 2001 to $31.6 million at June 30, 2002. Retained earnings increased $3.0 million from year to date net income and $465,000 from stock options exercised, but was largely offset by treasury share purchases of 153,599 shares of common stock for $2.8 million and dividends declared of $635,000. During the year, the Bank added a new component of equity, treasury shares-equity trust. Year to date, the Bank has purchased 25,000 shares of common stock through a trust for the eight highest producing loan officers of the Bank. These shares were purchased with funds resulting primarily from profit participations and deferral of commissions.

Non-Performing Assets and Delinquencies

Total non-performing assets declined $49,000 from $2.4 million at September 30, 2001 to $2.3 million at June 30, 2002, due primarily to a $224,000 decline in loans past due 90 days or more from $2.1 million to $1.9 million, of which $684,000 and $154,000 were FHA/VA government-insured loans at September 30, 2001 and June 30, 2002, respectively. The decline in total non-performing assets and in FHA/VA government-insured loans is due to several foreclosures on past-due FHA residential borrowers. The decline was partially offset by an increase in non-accrual loans, which increased $158,000 from $276,000 to $434,000. The increase in non-accrual loans represents an increase in the balance of loans currently under foreclosure. Management considers the non-accrual loans well secured by primarily 1-4 residential properties and does not expect significant losses.

The allowance for loan losses increased $554,000 from $1.8 million or 77.8% of non-performing loans at September 30, 2001 to $2.4 million or 103.4% of non-performing loans at June 30, 2002. In response to current economic trends and assessed risk in the portfolio, the Bank continued to increase the ALL levels on mortgage loans by 0.03%, home equity loans by 0.125% and loans sold with recourse by 0.03%. Net loan charge-offs increased $55,000 from $183,000 for the nine months ended September 30, 2001 to $238,000 for the nine months ending June 30, 2002 due to increased charge-offs in the Bank's declining auto loan portfolio.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2002 and 2001:

All trends and reasons for increases and decreases for the three months ended June 30, 2002 and 2001 are reflective of the trends and reasons for increases and decreases for the nine month periods ended June 30, 2002 and 2001, in all material respects, unless otherwise noted.

General

Net income for the three months ended June 30, 2002 was $957,000, compared to $1.1 million for the three months ended June 30, 2001, which included a one-time tax adjusted gain of $270,000. Net income for the nine months ended June 30, 2002 grew 30% to $3.0 million from $2.3 million at June 30, 2001 due to gains in retail banking, mortgage and net interest income. Net interest income for three and nine months increased 14% due to the changes in rate environment over the last year, which has resulted in greater declines in interest costs compared to interest revenue.

Interest Income

Interest income declined $688,000 or 14% for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Interest income decreased primarily from a decline of $499,000 from loans receivable. For the nine-month period ending June 30, 2002, interest income declined $1.8 million or 12% compared to the nine-month period ended June 30, 2001. Interest income decreased primarily due to a decline of $989,000 from loans receivable.

The decrease in interest income on loans for the three-month periods resulted from a decline in weighted average yield on loans to 6.8% at June 30, 2002 from 7.5% at June 30, 2001 due to the general decline in interest rate markets. Contributing to the decline in interest income on loans was a $3.1 million decline in average loan balances, which stemmed primarily from a $10.3 million decline in average balance on loans held for sale, which resulted from shortened delivery time required by investors. For the nine-month period, interest income declined $1.8 million or 12% as yield on loans declined to 6.9% from 7.8%. Offsetting the decline, the average balance of loans increased to $249.1 million for the nine-month period ended June 30, 2002 compared to $239.0 million for same period in 2001. In the declining rate environment, prepayment of loans causes a reduction in interest income, as deferred origination expenses set to amortize over the life of loans are immediately recognized.

The decrease in income from investment securities was due to a decline in the average balance to $2.8 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001, as maturing securities were used to fund lending activity. The weighted average yield on investment securities increased to 6.3% from 5.7% for the three-month period as lower yielding short-term investments matured from the prior year. The weighted average yield for the nine-months ended June 30, 2002 was 6.9% compared to 5.9% for the nine-month period ended June 30, 2001.

The decrease in interest income from mortgage-backed securities resulted primarily from a decrease in the average balance to $8.8 million for the quarter ended June 30, 2002 from $12.7 million for the three months ended June 30, 2001, and by a reduction in the weighted average yield to 6.96% for the June 2002 quarter from 7.13% for the June 2001 quarter. For the nine-month period ended June 30th, the average balance on mortgage-backed securities declined to $9.8 million in fiscal 2002 from $17.3 million in fiscal 2001.

Interest income on overnight deposits decreased $97,000 as the average balance of overnight deposits decreased to $2.4 million for the June 2002 quarter from $10.4 million for the June 2001 quarter. The balance of overnight deposits has declined due to increased compensating balance requirements in the Bank's demand deposit accounts at the FHLB and with others. The weighted average yield on overnight deposits declined to 1.65% for the June 2002 quarter from 4.2% for the June 2001 quarter as a result of lower market interest rates.

Interest Expense

Interest expense decreased $997,000, or 35% for the three months ended June 30, 2002 compared to the same period last year. The quarterly decline in expense resulted primarily from decreased interest expense of $893,000 on deposits as the weighted average rate paid on deposits decreased to 2.31% from 4.18% due to the decline in market interest rates. The average balance of interest-bearing deposits declined to $179.3 million for the June 2002 quarter from $184.6 million for the quarter ended June 30, 2001. For the nine-month period ended June 30, 2002, interest expense declined $2.2 million, or 39% primarily as a result of decreased borrowing costs. The weighted average rate paid on deposits decreased to 2.51% from 4.51% for the nine-months ended June 30, 2002 and 2001, respectively. Interest expense on advances from the FHLB for the quarter ended June 30, 2002 declined $104,000 from the quarter ended June 30, 2001 as the weighted average rate on the FHLB borrowings decreased to 5.31% for the quarter ended June 30, 2002 from 6.09% for the quarter ended June 30, 2001 as a result of lower short-term interest rates in effect. For the nine-month period ended June 30, 2002, the weighted average rate decreased to 5.28% from 6.35%.

Provision for Loan Losses

The provision for loan losses was $259,000 for the three months ended June 30, 2002 compared to $193,000 for the three months ended June 30, 2001. The increase in provision expense was largely due to a board resolution to increase the allowance for loan loss in accordance the Bank's ALL formula. The Board resolution addressed specific concerns about economic conditions as well as inherent risks in the Bank's portfolio products. The Bank increased its allowance for mortgage loans by 0.025% to bring its current reserves to 0.40%, home equity loans by 0.125% to 1.25% and loans sold with recourse by 0.03% to 0.10%. Net loan losses for the three months ending June 30, 2002 declined to $63,000 from $95,000 for the quarter ended June 30, 2001. The losses are primarily attributed to consumer automobile loans. For the nine months ended June 30, 2002 the loan loss provision was $792,000 compared to $474,000 for the nine months ended June 30, 2001. The allowance as a percent of non-performing loans was 103.41% at June 30, 2002 compared to 77.84% at September 30, 2001. The increase in the allowance as a percent of non-performing was attributable to the increase in the allowance for loan loss, which has increased to $2.4 million at June 30, 2002 from $1.8 million at September 30, 2001. Management feels the non-performing loans are well secured and in the event of liquidation will not represent an increase in losses. The allowance for loan losses as a percent of total loans was 0.93% as of June 30, 2002 compared to 0.76% at September 30, 2001.

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

Non-Interest Income

Non-interest income decreased $300,000 to $1.6 million for the quarter ended June 30, 2002 from $1.9 million for the three months ended June 30, 2001. The decline was primarily due to a one-time gain on sale of an equity security of $436,000 in the prior year and a decline of $125,000 in mortgage revenues, which were offset by an increase in retail banking fees of $153,000 and other non-interest income of $100,000. For the nine months ended June 30, 2002, non-interest income rose $773,000 due to a 34% increase in mortgage revenues and a 33% increase in retail banking fees.

Retail banking fees rose 49% to $464,000 for the June 2002 quarter from $311,000 in the June 2001 quarter as a result of growth in the number of checking accounts. For the nine months, retail banking fees rose 33% to $1.2 million from $914,000.

Mortgage revenues continue to be the leading source of non-interest income as revenue from the three months declined slightly to $951,000 at June 30, 2002 from $1.1 million at June 2001. The revenue was generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended June 30, 2002 increased 22% over the same quarter of the prior year; however the revenue recognized on loan sales declined as the Bank has realized higher origination costs associated with this activity. For the year, mortgage revenue is up $832,000 to $3.3 million at June 30, 2002, due to an 82% increase in loan sales to $498.0 million in 2002 from $273.9 million in 2001. The higher volume of sales is the result of increased production from an expanded residential lending staff.

Other income increased primarily as a result of revenue from Bank-owned life insurance. In September of 2001, the Bank purchased two separate "key man" life insurance policies with a total surrender value of $5 million. For the three and nine month periods ended June 30, 2002, the Bank recorded income from the increase in the cash surrender value of these policies in the amount of $72,000 and $219,000, respectively.

Non-Interest Expense

Non-interest expense increased $200,000, to $2.3 million for the three months ended June 30, 2002 from $2.1 million for the June 2001 quarter. The increase was primarily due to increased salaries expense of $178,000 and occupancy and equipment expenses of $58,000, which was offset by a decline in professional services expense of $60,000. For the nine months ended June 30, 2002 non-interest expense increased $380,000 to $7.0 million from $6.6 million at June 30, 2001, due primarily to an increase in other non-interest expense resulting from increased expense associated with the higher volume of loan originations.

The increase in compensation expenses for the three months ended June 30, 3002 was the result of commissions associated with increased volume of loan originations. Compensation expense was offset by higher deferred origination cost estimates, which have resulted in increased deferral of fixed and variable origination costs on loans. The increase in loan officer compensation was due in part to the implementation of an equity trust plan. The equity trust plan was introduced at the beginning of the 2002 fiscal year and provides long-term incentives as well as an opportunity to defer income for eight loan officers who have originated a significant percentage of all one to four family mortgage loans for year. The plan invests the proceeds in the company's stock.

Occupancy and equipment expense increased $58,000 for the quarter to $506,000 for June 2002 from $448,000 for the quarter ended June 2001. The increase in expense was primarily due to an increase in data processing expense of $49,000, furniture and equipment depreciation expense of $31,000, which was offset by a $15,000 decline in rent expense due to the acquisition of a branch office in St. Charles, which previously had been leased.

Income Taxes

The provision for income taxes declined $257,000 to $549,000 for the three months ended June 30, 2002 from $676,000 for the three months ended June 30, 2001. The decline was primarily attributable to a decline in net income combined with increased non-taxable income related to Bank-owned life insurance. The effective tax rate for three and nine months 2002 was approximately 36%, compared to 38% for the three and nine months ended June 30, 2001.

Liquidity and Capital Resources

The Bank attempts to maintain liquidity at levels it considers appropriate to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk.

At June 30, 2002 the Bank had outstanding commitments to originate loans of $19.3 million, and commitments to sell loans on a best-efforts basis of $51.7 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $66.0 million. Management anticipates that it will have sufficient funds available to meet these commitments. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes it has the ability to acquire funds to satisfy its liquidity needs. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 114% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon the asset size of the Bank, and credit evaluations by the FHLB. At June 30, 2002, the Bank had $70.3 million in advances from the FHLB of a total available borrowing line of $120.0 million under the above-mentioned arrangement. The Company has also made financing arrangements with a commercial bank to provide up to $10 million of additional short-term, prime rate-based funds as an additional source of funding if the need arises.

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

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at June 30, 2002.

                                                                                             To be Categorized as
                                                                                             "Well Capitalized"
                                                                                                Under Prompt
                                                                     For Capital              Corrective Action
                                           Actual                 Adequacy Purposes               Provisions
                                ----------------------------  --------------------------  -------------------------
(Dollars in Thousands)              Amount         Ratio         Amount        Ratio          Amount         Ratio
As of  June 30, 2002:
  Tangible capital (to
    adjusted total assets)        $ 28,338          9.49%       $ 4,480         1.50%             N/A          N/A
  Total risk-based capital
    (to risk-weighted assets)       30,699         15.56%        15,783         8.00%        $ 19,728        10.00%
  Tier I risk-based capital
    (to risk-weighted assets)       28,338         14.36%           N/A          N/A           11,837         6.00%
  Tier I total capital (to
    adjusted total assets)          28,338          9.49%        11,946         4.00%          14,933         5.00%

Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2002 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

Item 2. Changes in Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders: Not Applicable

Item 5. Other Information: Certifications pursuant to Section 906 of the recently enacted Sarbanes-Oxley Act accompanied this Form 10-Q filed with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K:

        A. Exhibits

        3.1 Certificate of Incorporation of Pulaski Financial Corp.*

        3.2 Bylaws of Pulaski Financial Corp.*

        4.0 Form of Certificate for Common Stock*


        ------------
        * Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998


        B. Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PULASKI FINANCIAL CORP.

Date:        August 14, 2002            /S/William A. Donius
      --------------------------        ----------------------------------------
                                        William A. Donius
                                        Chairman and Chief Executive Officer



Date:        August 14, 2002            /S/Ramsey K. Hamadi
      --------------------------        ----------------------------------------
                                        Ramsey K. Hamadi
                                        Chief Financial Officer/Treasurer