Form 10-K
period 2002-09-30
PULASKI FINANCIAL CORP
filed 2002-12-27
CIK 1062438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2002    OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____.
                                              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.) Yes _____ No   X  .
                                                -----

     The market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $47.3 million.

     There were issued and outstanding 2,762,088 shares of the Registrant's common stock as of December 24, 2002.

                       Documents Incorporated by Reference

     Portions of 2002 Annual Report to Stockholders (Part II).
     Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

                                     INDEX

PART I

                                                                                     Page No.
                                                                                     --------
      Item 1.   Business ................................................................   1

      Item 2.   Properties ..............................................................  31

      Item 3.   Legal Proceedings .......................................................  32

      Item 4.   Submission of Matters to a Vote of Security Holders .....................  32

PART II

      Item 5.   Market for the Registrant's Common Equity
                and Related Stockholder Matters .........................................  32

      Item 6.   Selected Financial Data .................................................  32

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operation ......................................  32

      Item 7A.  Quantitative and Qualitative Disclosure About
                Market Risk .............................................................  32

      Item 8.   Financial Statements and Supplementary Data .............................  32

      Item 9.   Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure .....................................  32

PART III

      Item 10.  Directors and Executive Officers of the Registrant ......................  33

      Item 11.  Executive Compensation ..................................................  33

      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ..........................................................  34

      Item 13.  Certain Relationships and Related Transactions ..........................  34

PART IV

      Item 14   Controls and Procedures .................................................  34

      Item 15.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K .............................................................  34

SIGNATURES ..............................................................................  36

CERTIFICATIONS ..........................................................................  36

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

Item 1. Business

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

     The Bank is a community oriented financial institution offering traditional financial services. The Bank's business consists principally of attracting retail deposits from the general public and primarily using them to originate mortgage loans secured by one-to four-family residences and to a lesser extent home equity loans.

Market Area

     The Bank conducts operations out of its main office and four branch offices located in St. Louis County, the city of St. Louis and St. Charles County, Missouri. The Bank has an additional branch in O'Fallon, Missouri that is scheduled to open in 2003. Most of the Bank's depositors live in the areas surrounding its branches. However, the Bank's lending area is broader, consisting primarily of the Missouri counties of St. Charles, Franklin, Jefferson and St. Louis County, and the city of St. Louis. The Bank also operates a loan production office in the Kansas City metropolitan area.

Competition

     The Bank faces intense competition attracting savings deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has historically come from commercial banks, other thrift institutions, and credit unions located in its market area. The Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the metropolitan area.

Lending Activities

     General. The following table sets forth the composition of the Bank's loan portfolio at the dates indicated.

                                                                            At September 30,
                                           2002               2001               2000               1999               1998
                                      Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                             -------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Real Estate Loans:
Conventional - residential and
multi-family (1) ..................  $159,853   67.58%  $157,071   75.92%  $168,073   79.07%  $135,416   74.62%  $118,501   83.45%
FHA and VA - residential and
multi-family (1) ..................     4,947    2.09      5,748    2.78      6,242    2.94      7,351    4.05      8,767    6.17
Commercial ........................     8,559    3.62      1,408    0.68        412    0.19        567    0.31        553    0.39
                                     --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Total real estate loans ...........   173,359   73.29    164,227   79.38    174,727   82.20    143,334   78.98    127,821   90.01

Consumer and Other Loans:
Automobile loans ..................     5,886    2.49     12,109    5.85     21,450   10.09     31,600   17.41     12,946    9.12
Home equity loans .................    55,410   23.42     28,586   13.82     14,396    6.77      5,022    2.77          -       -
Other .............................     1,893    0.80      1,956    0.94      1,983    0.94      1,513    0.84      1,233    0.87
                                     --------   -----   --------  ------   --------   -----   --------   -----   --------   -----

Total consumer and other Loans ....    63,189   26.71     42,651   20.62     37,829   17.80     38,135   21.02     14,179    9.99
                                     --------   -----   --------   -----   --------   -----   --------   -----   --------   -----

Total loans .......................   236,548     100%   206,878     100%   212,556     100%   181,469     100%   142,000     100%
                                                =====              =====              =====              =====              =====

Less:
Loans in process ..................     7,293              1,577              2,288                364                115
Unamortized loan origination
  charges, net of direct costs ....      (879)              (658)            (1,017)            (1,413)              (647)
Allowance for loan losses .........     2,553              1,844              1,366                986                763
                                     --------           --------           --------           --------           --------
Total loans receivable, net .......  $227,581           $204,115           $209,919           $181,532           $141,769
                                     ========           ========           ========           ========           ========

(1) Aggregate conventional and FHA and VA multi-family loan balances were approximately $3.8 million, $700,000, $900,000, $1.3 million, and $1.5 million at September 30, 2002, 2001, 2000, 1999 and 1998, respectively.

         Residential Real Estate Lending. The primary lending activity of the Bank is the origination of mortgage loans to enable borrowers to purchase new or existing homes or to refinance their existing mortgage loans. To a much lesser extent, the Bank also originates loans secured by multi-family residential property (five units or more). At September 30, 2002, $161.0 million, or 68.1%, of the Bank's total loan portfolio consisted of loans secured by one-to four-family residential property and $3.8 million, or 1.6%, of the Bank's total loan portfolio consisted of loans secured by multi-family real estate.

         The majority of the Bank's mortgage production has been sold on a best efforts, flow basis, servicing released, to more than fifteen different regional and national secondary market investors. This strategy enables the Bank to have a much larger lending capacity, provide a much more comprehensive product offering and drastically reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows the Bank to offer more competitive interest rates. Loans originated for sale are closed in the name of the Bank and held in "warehouse" until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield because the Bank is able to fund a longer-term asset (typically a 30 year mortgage) with low yielding, short term funds. Loan sale activity is the Bank's largest source of non-interest income.

         The Bank is a direct endorsement lender with the Federal Housing Administration ("FHA"). Consequently, the Bank's FHA approved direct endorsement underwriters are authorized to approve or reject FHA-insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veterans' Administration ("VA"), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 2002, the Bank had $4.9 million of FHA- or VA-insured loans. The Bank also participates in programs to provide financing for low-to moderate-income housing through the Missouri Housing Development Commission.

         The Bank offers a variety of adjustable-rate mortgage ("ARM") loans. These ARM loans may be sold in the secondary market or originated for portfolio investment. The loan fees charged, interest rates and other provisions of the Bank's ARM loans are determined by the Bank on the basis of its own pricing criteria, the composition and interest rate risk of its current loan portfolio and market conditions. Interest rates and payments on the Bank's ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 2.75% above the one-year constant maturity U.S. Treasury index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank's ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower's ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans for portfolio investment. The Bank believes that the periodic adjustment feature of its ARM loans provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank's return on equity objectives by limiting the duration of the initial rate concession. At September 30, 2002, the Bank had approximately $115.3 million of ARM loans, or 66.5% of the Bank's real estate loan portfolio.

         The Bank also originates fixed-rate mortgage loans on one-to four-family residential properties. At September 30, 2002, the Bank had approximately $49.8 million, or 28.7% of the Bank's real estate loan portfolio, in fixed-rate residential mortgage loans. Fixed-rate loans are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has sold the majority of fixed-rate mortgage loans to investors through its correspondent relationships. In the future, the Bank may choose to retain more loans for its portfolio and/or retain servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

         Residential mortgage loans that do not meet the standards for sale in the secondary market are retained in the Bank's portfolio. These loans are underwritten using an internal credit-scoring model, which assesses credit risk and assigns one of four ratings to the loan ("A," "A-," "B," and "C"). The Bank generally charges a higher interest rate to compensate for non-conforming features. At September 30, 2002, the Bank had approximately $56.9 million of such loans, with only $6.1 million in the "C" category.

         Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.

         The retention of ARM loans in the Bank's loan portfolio helps reduce the Bank's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are theoretically subject to increased risks of default, delinquency, or prepayment. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

         Fixed-rate single-family residential real estate loans are normally originated with 15 or 30 year terms. Such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         The Bank requires title insurance insuring the status of its lien on all of its real estate secured loans and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price. Typically, the Bank will make loans in excess of that limit provided the borrower obtains mortgage insurance. In some cases, borrowers choose to obtain subordinate financing to limit the first mortgage to 80% or less. These second mortgages are priced with enhanced yields so that the Bank is compensated for the absence of mortgage insurance. In the cases of loans guaranteed by FHA or VA, the Bank offers loans on loan-to-value ratios of up to 97% and 100%, respectively. At September 30, 2002, the Bank had a $18.6 million balance of residential mortgage loans with a combined loan to value of greater than 90% and no private mortgage insurance.

         The Bank generally obtains appraisals on its real estate loans from outside appraisers, but, in limited instances (i.e., loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

         Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending, typically through participation arrangements with other banks in St. Louis. The Bank has expanded its commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based floating rate loans, or short-term (1-5 year) rate loans. In addition to participating with other commercial banks, the high volume of single-family residential loan borrowers has presented opportunities for the Bank to originate commercial real estate loans to a larger, more diversified customer base, who often seek to consolidate all of their financing with one local lender. At September 30, 2002, commercial real estate loans in the Bank's portfolio totaled $8.6 million. Loans secured by commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. The Bank's lending personnel or an agent of the Bank inspects all of the properties securing the Bank's commercial real estate loans before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

         Consumer and Other Loans. The Bank's consumer loan department makes consumer loans to residents of the metropolitan St. Louis area. These loans consist of home equity lines of credit ("HELOC"), automobile loans, unsecured loans, and other secured consumer goods loans.

         At September 30, 2002, the Bank's consumer and other loans totaled approximately $63.2 million, or 26.7% of the Bank's total loans. Of this total, HELOC loans amounted to $55.4 million, automobile loans amounted to $5.9 million and other consumer loans totaled $1.9 million. The automobile portfolio is decreasing as a result of repayment of the existing portfolio and because the Bank has shifted its focus away from such loans to the prime-rate adjustable HELOC loans.

         Home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. The Bank's introductory rate on HELOC loans is also the floor rate on all new originations. The Bank does not currently offer a discounted rate during an introductory period. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit generally are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history.

         The automobile loans currently in the portfolio consist of loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. At September 30, 2002, automobile loans amounted to $5.9 million, or 2.5% of the Bank's total loans, substantially all of which were made on an indirect basis (i.e., originated by the dealer and closed on dealer loan documents but underwritten by the Bank according to the Bank's underwriting standards).

         Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 2002, the aggregate amount of consumer loans 90 days or more past due was $156,000, which represents 0.2% of total consumer loans.

         Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date. Loan balances are net of loans in process, deferred fees and allowance for loan losses.

                                                       Due After
                                           Due          One Year          Due
                                         Within         Through          Beyond
                                        One Year       Five Years      Five Years        Total
                                       ----------     ------------    ------------      -------
                                                             (In thousands)
Residential real estate ...........    $ 51,545         $72,958          $32,034        $156,537
Consumer and other ................      50,796           6,367            5,322          62,485
Commercial real estate ............       1,272           7,079              208           8,559
                                       --------         -------          -------        --------
         Total loans ..............    $103,613         $86,404          $37,564        $227,581
                                       ========         =======          =======        ========

         The following table sets forth, as of September 30, 2002, the dollar amount of all loans due or repricing after September 30, 2003, which have fixed interest rates and have adjustable interest rates.

                                                      Fixed        Adjustable
                                                     -------      ------------
                                                          (In thousands)

            Residential real estate ...........      $34,975         $70,017

            Consumer and other ................ `      6,423           5,266

            Commercial real estate ............        4,460           2,827
                                                     -------         -------
                     Total ....................      $45,858         $78,110
                                                     =======         =======

         Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

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

         Loan Originations, Sales and Purchases. During the years ended September 30, 2002, 2001 and 2000, the Bank's total gross loan originations were $907.2 million, $509.2 million and $233.5 million, respectively.

     To manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates paid on deposits will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when deposit flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the investor, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank generally negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

     During the year ended September 30, 2002, the Bank sold $701.0 million of residential mortgage loans to correspondent lenders, servicing released, compared to $397.2 million in fiscal 2001 and $148.1 million in fiscal 2000. At September 30, 2002, the Bank was servicing approximately $330,000 of loans for the MHDC and $104,000 for other investors. Servicing loans generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

     The Bank occasionally purchases real estate loans in the secondary market subject to the Bank's underwriting standards. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from deposits. During fiscal 2002, the Bank purchased $446,000 in loans from investors. The loans purchased during 2002 were all government guaranteed FHA loans that the Bank originated and sold to investors; however, recourse provisions required the Bank to repurchase them due to customer default. The Bank purchased $500,000 in loans in fiscal year 2001, which consisted entirely of FHA loans repurchased from investors. In addition to the purchase of single-family residences, the Bank has expanded its lending activities to include purchase of participating interests in commercial real estate loans originated by other local commercial banks. Many of these loans are to finance the short-term construction of commercial real estate, and generally are for terms of 12-18 months, and are prime-based. During the fiscal year ended September 30, 2002, participations purchased totaled $13.1 million. At year-end, the outstanding balance of all commercial loans was $8.6 million.

         The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                                          Years Ended September 30,
                                                                 2002                2001              2000
                                                              -----------------------------------------------
                                                                                (In thousands)
Total gross loans, including loans held for sale,
   at beginning of period ................................    $  244,723          $ 226,868         $ 189,603

Loans originated:
     Residential real estate .............................       837,871            475,231           212,644
     Commercial real estate ..............................         4,046                 75                33
     Consumer and other ..................................        65,288             33,907            20,808
                                                              ----------          ---------         ---------
         Total loans originated ..........................       907,205            509,213           233,485
                                                              ----------          ---------         ---------

Loans purchased:
     Residential real estate .............................           446                500                 -
     Commercial real estate ..............................        13,051                  -                 -
                                                              ----------          ---------         ---------

Loans sold:
     Total whole loans sold ..............................      (701,003)          (397,155)         (148,145)
                                                              ----------          ---------         ---------

Mortgage loan principal repayments .......................       (44,713)           (39,548)          (24,826)
Consumer loan repayments and all other ...................       (86,766)           (55,155)          (23,249)
                                                              ----------          ---------         ---------

Net loan activity ........................................        88,220             17,855            37,265
                                                              ----------          ---------         ---------
Total gross loans, including loans held
   for sale, at end of period ............................    $  332,943          $ 244,723         $ 226,868
                                                              ==========          =========         =========

     Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $18.2 million at September 30, 2002, of which $6.6 million were fixed-rate commitments and $11.6 million were either adjustable-rates loans or were conforming loans committed to be sold. Additionally, the Bank had unused lines of credit on home equity lines amounting to $68.7 million at September 30, 2002. See Note 18 of Notes to Consolidated Financial Statements.

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount "points." Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as interest income adjustments at the time of prepayment. The Bank had approximately $879,000 of net deferred loan charges at September 30, 2002.

     Nonperforming Assets and Delinquencies. When a mortgage loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 18 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 20 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. At the 45th day after the due date, a default letter is sent. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish: (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 60th day of delinquency, all superior lien holders are contacted to determine: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

     When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. The Bank daily receives a computer-generated collection report. The customer is contacted by telephone to ascertain the nature of the delinquency. If by the 30th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank's intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                       At September 30,
                                                                 2002          2001          2000         1999          1998
                                                                -------------------------------------------------------------
                                                                                    (Dollars in thousands)
Loans accounted for on
   a non-accrual basis:
     Residential real estate ................................   $  303        $  165        $  314       $  223        $  519
     Commercial real estate .................................        -             -             -            -           224
     Consumer and other .....................................       78           111            99           35            10
                                                                ------        ------        ------       ------        ------
       Total ................................................      381           276           413          258           753
                                                                ------        ------        ------       ------        ------
Accruing loans which are contractually
   past due 90 days or more:
     Residential real estate ................................    1,920         1,935         1,297        1,082           369
     Commercial real estate .................................        -             -             -            -             -
     Consumer and other .....................................      156           158           217           71            54
                                                                ------        ------        ------       ------        ------
       Total ................................................    2,076         2,093         1,514        1,153           423
                                                                ------        ------        ------       ------        ------

Troubled debt restructurings ................................        7           222           158            -             -
                                                                ------        ------        ------       ------        ------

Non-performing loans (1) ....................................    2,461         2,591         2,085        1,411         1,176
Real estate owned (net) .....................................        -             -            28          228           106
Other non-performing assets .................................        8             -             7            -             7
                                                                ------        ------        ------       ------        ------
     Total non-performing assets ............................   $2,469        $2,591        $2,120       $1,639        $1,289
                                                                ======        ======        ======       ======        ======

Total loans delinquent 90 days or more
   as a percentage of net loans .............................     0.64%         0.86%         0.68%        0.61%         0.27%
Total loans delinquent 90 days or more
   as a percentage of total assets ..........................     0.56%         0.72%         0.54%        0.47%         0.22%
Total non-performing assets
   as a percentage of total assets ..........................     0.67%         0.90%         0.75%        0.67%         0.67%

(1)  Includes $288,000, $684,000, $444,000, $363,000, and $207,000 of FHA/VA
     loans at September 30, 2002, 2001, 2000, 1999 and 1998, respectively, the principal and interest payments on which are fully insured.

     Interest income that would have been recorded for the years ended September 30, 2002, 2001 and 2000 had non-accruing and restructured loans been current in accordance with their original terms was $33,482, $29,933 and $33,303, respectively. No interest from these loans was included in net income for these periods.

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 2002, the Bank did not have any real estate owned.

     Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the OTS regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management's close attention shall be designated "special mention" by either the institution or its examiners.

     The Bank's Chief Executive Officer, Chief Financial Officer, Executive Vice President and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

     The following table sets forth the number and amount of classified loans at September 30, 2002:

                                                                                                    Special
                                       Loss              Doubtful             Substandard           Mention
                                -----------------    ----------------      ----------------    -----------------
                                Number     Amount    Number    Amount      Number    Amount    Number     Amount
                                ------     ------    ------    ------      ------    ------    ------     ------
                                                             (Dollars in thousands)
Real estate:
   Residential ...............       -       $  -         -      $  -          20    $1,366         -       $  -
   Commercial ................       -          -         -         -           -         -         -          -
Consumer .....................      18         42         -         -          35       242         -          -

     Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. All charged-off loans are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank's income. The provision for loan losses is based on management's periodic evaluation of the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

     The Bank has developed a methodology to determine the allowance for loan loss balance necessary to cover inherent losses in its loan portfolio. The Bank makes an allocation to allowance for loan losses of 15% of all assets considered substandard according to regulatory guidance on classified assets. In addition, the Bank makes additional allocations based upon specific characteristics of the Bank's portfolio, including 0.5% for "A" , 0.7% for "A-", 1.0% for "B", and 1.2% for "C" one-to four-family loans other than nonconforming loans. The Bank allocates 1.5% of the balance of consumer auto loans and 1.3% for home equity loans.

     At September 30, 2002, the Bank had an allowance for loan losses of $2.6 million, which represented 0.78% of total loans and 103.74% of non-performing loans. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that the Bank's regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank's financial condition and results of operations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                          At September 30,

                                                        2002         2001         2000        1999          1998
                                                      -------       ------       ------      ------        ------
                                                                        (Dollars in thousands)
Allowance at beginning of period ..................    $1,844       $1,366       $  986        $763          $613
Provision for loan losses .........................     1,011          752          499         265           209
Charge-offs:
   Residential real estate ........................        34           20           10          36            63
   Consumer and other .............................       286          255          123          16             3
                                                       ------       ------       ------        ----          ----
     Total charge-offs ............................       320          275          133          52            66
Recoveries ........................................        18            1           14          10             7
                                                       ------       ------       ------        ----          ----
Net charge-offs ...................................       302          274          119          42            59
                                                       ------       ------       ------        ----          ----
   Allowance at end of period .....................    $2,553       $1,844       $1,366        $986          $763
                                                       ======       ======       ======        ====          ====

Allowance for loss losses as a percentage
   of total loans outstanding at the end of
   the period .....................................      0.78%        0.76%        0.61%       0.52%         0.49%
Net charge-offs as a percentage of average
   loans outstanding during the period ............      0.12%        0.12%        0.06%       0.02%         0.04%
Allowance for loan losses as a percentage
   of non-performing loans ........................    103.74%       77.84%       70.89%      69.88%        64.88%

     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated.

                                                                                               At September 30,
                                                   2002                   2001                    2000                 1999
                                                        Percent                Percent                 Percent              Percent
                                                       of Loans               of Loans                of Loans             of Loans
                                                        In Each                In Each                 In Each              In Each
                                            Amount     Category     Amount    Category     Amount     Category   Amount    Category
                                                       to Total               to Total                to Total             to Total
                                                         Loans                  Loans                   Loans                Loans
                                            ----------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
Residential real estate .................   $  1,348     69.67%     $1,237      78.70%     $  917       82.01%    $ 86      78.67%
Commercial real estate ..................        118      3.62           -       0.68           -           -        -       0.31
Consumer and other ......................      1,087     26.71         607      20.62         369       17.99       34      21.02
Unallocated .............................          -         -           -          -          80           -      866          -
                                            --------     -----      ------      -----      ------       -----     ----      -----
    Total allowance for loan losses .....   $  2,553       100%     $1,844        100%     $1,366         100%    $986        100%
                                            ========     =====      ======      =====      ======       =====     ====      =====

                                                       1998
                                                             Percent
                                                            of Loans
                                                             In Each
                                                 Amount     Category
                                                            to Total
                                                              Loans
                                            ------------------------
Residential real estate .................         $124        89.62%
Commercial real estate ..................           34         0.39
Consumer and other ......................           11         9.99
Unallocated .............................          594            -
                                                  ----        -----
    Total allowance for loan losses .....         $763          100%
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

     Generally accepted accounting principles ("GAAP") requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards ("SFAS") No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." Such securities are reported at fair value, and unrealized gains and losses on such securities are included in other comprehensive income (net of tax). Investment in securities includes $1.7 million in equities of other financial institutions. At September 30, 2002, the fair market value of these equities was $2.0 million.

     The Company maintains a portfolio of mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company maintains a portfolio of collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities called " tranches". The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company's CMOs are short-maturity tranches. The Company has not purchased any CMOs in recent years.

     The Investment Committee, comprised of the Company's President and Chief Executive Officer, Chief Financial Officer, Executive Vice President and Former CFO, Consultant and Director, determines appropriate investments in accordance with the Board of Directors' approved investment policies and procedures. Investments are made following certain considerations, which include the Company's liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company's credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

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

     The following table sets forth the carrying value of the Company's investment and mortgage-backed securities portfolio at the dates indicated. The Company's investment securities portfolio at September 30, 2002 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

                                                                     Years Ended September 30,
                                                                2002           2001            2000
                                                          -------------------------------------------
                                                                          (In thousands)
Held to maturity at amortized cost:
Investment securities:
  U.S. Treasury and agency obligations ..................      $    -         $1,737          $13,634


Mortgage-backed  securities:
  Mortgage-backed securities ............................      $1,592         $2,156          $ 2,676
  CMOs ..................................................         203            361              458
                                                               ------         ------          -------
    Total mortgage-backed securities ....................      $1,795         $2,517          $ 3,134
                                                               ======         ======          =======

FHLB stock ..............................................      $5,840         $3,960          $ 3,580


Available for sale, at fair value:
Investment securities:
  U.S. Treasury and agency obligations ..................      $2,914         $2,898          $ 4,469

Mortgage-backed  securities:
  Fannie Mae ............................................      $5,687         $8,788          $19,470

Equity securities .......................................      $1,963         $1,327          $ 1,024

     The following table sets forth the maturities and weighted average yields of the securities in the Company's investment and mortgage-backed securities portfolios at September 30, 2002. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2002, the Company's portfolio did not include any callable securities. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   At September 30, 2002

                                           Due in               Due in              Due in               Due in
                                          Less Than             One to              Five to             Over Ten
                                          One Year            Five Years           Ten Years             Years
                                      Amount     Yield     Amount     Yield    Amount     Yield     Amount     Yield
                                     ----------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Held to maturity:
Mortgage-backed securities:

  Mortgage-backed securities .......  $    -         -         10      7.82%   $  186      9.71%    $1,396      8.75%
  CMOs .............................       -         -          -         -         -         -        203      2.71%
                                      ------               ------              ------               ------
     Total mortgage-backed
       securities ..................  $    -         -         10      7.82%   $  186      9.71%    $1,599      7.98%
                                      ======               ======              ======               ======

Available for sale:
Investment securities:
  U.S. Treasury and agency
    obligations ....................  $  774      6.19%    $2,140      6.86%   $    -     $   -     $    -         -
Mortgage-backed securities:
  Mortgage-backed securities .......       -         -          -         -    $1,161      5.99%    $4,526      7.14%

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

     Deposit Accounts. The Bank's depositors reside predominately in the State of Missouri. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank's Asset Liability Committee regularly reviews its deposit mix and pricing. At September 30, 2002, the Bank had issued $17.5 million in brokered cash deposits. The brokered deposits were issued to satisfy seasonal lending volumes. The Bank's ability to issue brokered deposits is limited by the Bank's capital levels, which must be "well capitalized" according to regulatory capital requirements (see Note 13 in the Notes to the consolidated financial statements).

         The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

                                                                            At September 30,
                                                        2002                     2001                           2000
                                                              Percent                  Percent                        Percent
                                                 Amount       of Total     Amount      of Total         Amount        of Total
                                               ------------------------- ----------  ------------    ------------   ------------
                                                                         (Dollars in thousands)
Non-interest-bearing ........................  $     5,736      2.85%    $    4,770          2.51%    $     4,130        2.45%
NOW checking ................................       21,591     10.73         17,643          9.30          15,665        9.30
Regular savings .............................       27,539     13.68         24,836         13.09          23,649       14.04
Money market deposit ........................       41,898     20.82         41,172         21.70          15,781        9.37
Certificates which mature (1):
    Within 1 year ...........................       78,048     38.78         77,178         40.68          83,829       49.78
    After 1 year, but within 3 years ........       18,707      9.29         22,177         11.70          21,347       12.68
    Certificate maturing thereafter .........        7,751      3.85          1,934          1.02           4,012        2.38
                                               -----------    ------     ----------        ------     -----------      ------
       Total ................................  $   201,270       100%    $  189,710           100%    $   168,413         100%
                                               ===========    ======     ==========        ======     ===========      ======


(1) At September 30, 2002, 2001 and 2000, jumbo certificates amounted to $28.7 million, $12.3 million and $10.6 million, respectively.

         The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2002. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates; however, special rates are offered to "President Club" members who have deposits of $50,000 or more.

                      Maturity Period                    Amount
                                                     (In thousands)

             Three months or less ..............        $  5,517
             Over 3 through 6 months ...........           5,878
             Over 6 through 12 months ..........          13,828
             Over 12 months ....................           3,463
                                                        --------
                      Total ....................        $ 28,686
                                                        ========

         Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

                                       Year Ended September 30,
                                2002             2001                2000
                        --------------------------------------------------------
                                            (In thousands)
1.00 - 1.99%          $   35,741              $        -          $        -
2.00 - 2.99%              30,178                       5                   -
3.00 - 3.99%              13,077                  36,615                   -
4.00 - 4.99%              15,498                  29,544              39,032
5.00 - 5.99%               6,028                  20,729              28,747
6.00 - 6.99%               3,841                   9,855              32,256
7.00 - 7.99%                 143                   4,541               9,153
                      ----------              ----------          ----------
Total                 $  104,506              $  101,289          $  109,188
                      ==========              ==========          ==========

         Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2002.

                                                            Amount Due
                          --------------------------------------------------------------------------------
                                           After        After         After
                                          1 Year       2 Years       3 Years
                             Within     But Within    But Within    But Within
                            One Year      2 Years      3 Years       4 Years       Thereafter     Total
                          ------------  ----------    ----------    ----------     ----------  -----------
                                                           (In thousands)
1.00 - 1.99%              $     35,705  $       36    $        -    $        -     $       -   $    35,741
2.00 - 2.99%                    25,720       4,287           171             -             -        30,178
3.00 - 3.99%                     4,073       3,373         5,131           355           145        13,077
4.00 - 4.99%                     4,220       3,005         1,876           744         5,653        15,498
5.00 - 5.99%                     4,472         631            71             -           854         6,028
6.00 - 6.99%                     3,841           -             -             -             -         3,841
7.00 - 7.99%                        17           -           126             -             -           143
                          ------------  ----------    ----------    ----------     ---------   -----------

  Total                   $     78,048  $   11,332    $    7,375    $    1,099     $   6,652   $   104,506
                          ============  ==========    ==========    ==========     =========   ===========

     Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                       Years Ended September 30,
                                                                2002             2001              2000
                                                              -------------------------------------------
                                                                           (In thousands)
Beginning balance .........................................   $189,710         $168,413          $161,371
                                                              --------         --------          --------

Net increase before interest credited .....................      8,766           15,229             2,948
Interest credited .........................................      2,794            6,068             4,094
                                                              --------         --------          --------
Net increase in savings deposits ..........................     11,560           21,297             7,042
                                                              --------         --------          --------

Ending balance ............................................   $201,270         $189,710          $168,413
                                                              ========         ========          ========

     Borrowings. The Bank uses advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2002, the Bank had a borrowing capacity of $147.0 million or 40% of the Bank's total assets. At September 30, 2002, borrowings from the FHLB totaled $116.8 million, resulting in $30.2 million available borrowing capacity. The line of credit is subject to available collateral of one-to four- family residential loans.

     The following table sets forth certain information regarding the Bank's use of FHLB advances during the periods indicated.

                                                                                Years Ended September 30,
                                                                         2002             2001              2000
                                                                       -------------------------------------------
                                                                                 (Dollars in thousands)
Maximum balance at any month end, during the period ...............    $116,800         $ 79,200          $ 69,100
Average balance, during the period ................................      74,780           64,247            46,178
Period end balance ................................................     116,800           55,000            66,100
Weighted average interest rate:
     At end of period .............................................        3.44%            6.05%             6.60%
     During the period ............................................        4.85             6.32              6.42

Personnel

     As of September 30, 2002, the Bank had 124 full-time employees, 30 part-time employees and 21 commissioned loan representatives. The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Subsidiary Activities

     The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2002, the Bank's equity investment in its subsidiary was $785,000 or 0.2% of the Bank's assets.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name                               Age (1)    Position
----                               -------    --------
William A. Donius                    44       Chairman, President, Chief Executive Officer
                                              and Director
Ramsey K. Hamadi                     33       Chief Financial Officer
Christopher K. Reichert              38       Executive Vice President
Beverly M. Kelley                    60       Senior Vice President
Lisa K. Simpson                      42       Senior Vice President

(1)  As of September 30, 2002.

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

     Lisa K. Simpson joined the Bank in 2001 and has served as Senior Vice President, Human Resources Director since 2002. Prior to joining the Bank, Mrs. Simpson served in various Human Resource administrative capacities with Jefferson Heritage Bank since 1983.

                                   REGULATION

General

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under federal laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

     The description of statutory provisions and regulations set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Federal Savings Institution Regulation

     Business Activities. The activities of federal savings institutions are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authorities for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution's capital assets.

     Loans to One Borrower. Federal laws provide that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At September 30, 2002, the Bank's largest aggregate amount of loans to one borrower was $3.0 million, which was below the Bank's loans to one borrower limit of $4.3 million at such date.

     QTL Test. Federal law requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the test, a savings bank is required to either be a "domestic building and loan association" within the definition of the Internal Revenue Code of 1986, as amended (the "Code"), maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2002, the Bank had all of its portfolio assets in qualified thrift investments except for $8.6 million in commercial loans and therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2002 totaled approximately $71,000.

     Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

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

     Transactions with Related Parties. The Bank's authority to engage in certain transactions with "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders") as well as entities controlled by such persons is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system, and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for institutions receiving the highest rating in the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. A savings institutions with "above normal" interest rate risk exposure must deduct from total capital for purposes of calculating their risk-based capital requirements. The OTS deferred implementation of the interest rate risk capital charge and repealed the interest rate risk component in May 2002, concluding that it was unnecessary in light of other tools available to measure and control interest rate risk.

     At September 30, 2002, the Bank met each of its capital requirements. See
Note 13 to the Notes to Consolidated Financial Statements for further information.

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of under-capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "under-capitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance on Deposit Accounts. The Federal Deposit Insurance Corporation maintains a risk-based system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points of deposits for healthy institutions to 27 basis points of deposits for the riskiest.

     The Bank's assessment rate for fiscal 2002 was 3 basis points and the premium paid for this period was $34,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by Financing Corporation ("FICO") to re-capitalize the predecessor to the Savings Association Insurance Fund. During 2002, FICO payments for Savings Association Insurance Fund members approximated 1.7 basis points of deposits.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2002, of $5.8 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2002, 2001 and 2000, dividends from the FHLB to the Bank amounted to approximately $146,000, $185,000 and $158,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $42.1 million; a 10% reserve ratio is applied over $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Holding Company Regulation

     The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company does qualify for the grandfathering. Permissible holding company activities include banking services such as lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

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

     Acquisition of the Company. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), a group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Item 2. Properties

         The Bank conducts its business through five full-service banking offices. The following table sets forth information on those offices as of September 30, 2002.

                                        Year        Net Book         Owned/          Approximate
            Location                   Opened       Value (1)        Leased        Square Footage
--------------------------------      --------    -------------     --------      ----------------
Main Office:                                        (Dollars in thousands)
12300 Olive Boulevard                   1978         $3,160          Owned             29,000
St. Louis, Missouri 63141-6434

Branch Offices:
199 Jamestown Mall                      1998             52         Leased (2)          2,500
Florissant, Missouri 63033-5398

3760 South Grand Avenue                 1967            588          Owned              3,500
St. Louis, Missouri 63118-3487

4226 Bayless Road                       2001            640          Owned (3)          3,200
St. Louis, Missouri 63123-7500

1928 Zumbehl Road                       2000            928         Leased (4)          2,800
St. Charles, Missouri 63303-2721

1700 O'Fallon Road
O'Fallon, Missouri 63106                2003            626          Owned (5)          4,000

------------------------
(1) Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2) Includes the period the branch office was located at 6955 Parker Road at Highway 367 in Florissant. The branch was moved to its current site in October 1998. Lease expires on July 31, 2004.
(3) The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former branch location 4225 Bayless Road in January 2001.
(4)  Lease expires on October 31, 2004 (contains (3) five year extensions)
(5)  The O'Fallon office is expected to open in February 2003.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis" in the Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

        The financial statements and supplementary data are included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company. For information regarding the Company's change in accountants during fiscal 2001, see the section captioned "Proposal 3-Independent Auditors" in the Proxy Statement.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         For information concerning the Board of Directors of the Company, the information contained under the section captioned "Proposal I - Election of Directors" is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Company's annual meeting proxy statement for information regarding compliance with Section 16 of the Exchange Act.

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

         (d)   Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------
Plan category                Number of securities       Weighted-average           Number of securities
                             to be issued upon          exercise price of          remaining available for
                             exercise of outstanding    outstanding options,       future issuance under
                             options, warrants and      warrants and rights        equity compensation
                             rights                                                plans (excluding
                                                                                   securities reflected in
                                                                                   column (a))

                             (a)                        (b)                        (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                     421,602                    8.62                       18,089
security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved                        ---                     ---                          ---
by security holders
-----------------------------------------------------------------------------------------------------------
Total                                 421,602                    8.62                       18,089
-----------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

         The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated by reference.

                                     PART IV

Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, and summarized and reported with the time periods specified in the rules and forms on the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

         (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

             1.   Financial Statements

                  Independent Auditors' Report
                  Consolidated Balance Sheets at September 30, 2002 and 2001 Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2002, 2001 and 2000 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000
                  Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

                           Notes to Consolidated Financial Statements for the Years ended September 30, 2002, 2001, and 2000

                  Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

                  2.       Financial Statement Schedules

         Independent Auditors' Report of Deloitte & Touche LLP, dated October 31, 2000:


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulaski Financial Corp.:

We have audited the consolidated statements of income and comprehensive income, stockholders' equity and cash flows of Pulaski Financial Corp. and subsidiaries (the "Company") for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Pulaski Financial Corp. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
October 31, 2000

                  3.       Exhibits

         The exhibits listed below are filed as part of this report or are incorporated by reference herein.

                  3.1      Certificate of Incorporation of Pulaski Financial
                           Corp. /1/
                  3.2 Certificate of Amendment to Certificate of Incorporation of Pulaski Financial Corp. /2/
                  3.3      Bylaws of Pulaski Financial Corp. /1/
                  4.0      Form of Certificate for Common Stock/1/
                  10.1 Employment Agreement between Pulaski Financial Corp. and William A. Donius/3/
                  10.2     Severance Agreement with Beverly M. Kelley/4/
                  10.3     Pulaski Financial Corp. 2000 Stock-Based Incentive
                           Plan/5/
                  10.4     Pulaski Financial Corp. 1994 Stock Option Plan/6/
                  10.5     Non-Competition and Consulting Agreement with Thomas
                           F. Hack/7/
                  10.6     Employment Agreement between Pulaski Bank and William
                           A. Donius/7/
                  13.0     Annual Report to Stockholders
                  21.0     Subsidiaries of Pulaski Financial Corp.
                  23.0     Consent of Independent Auditor
                  99.1     Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2     Chief Financial Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  ---------------
                  /1/ Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

                  /2/ Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-Q for the quarterly period ended December 31, 2001, as filed on February 14, 2002.
                  /3/ Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.
                  /4/ Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-K for the year ended September 30, 1998, as filed on December 29, 1998.
                  /5/ Incorporated herein by reference to Pulaski Financial Corp.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
                  /6/ Incorporated herein by reference to Pulaski Financial Corp.'s Form S-8 (Registration No 333-84515) as filed on August 4, 1999.
                  /7/ Incorporated herein by reference to Pulaski Financial Corp.'s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

         (b)      Reports on Form 8-K

         On August 26, 2002, the Company filed a Form 8-K which it announced under Item 5 that its Board of Directors appointed a new director to fill a vacancy created by the death of a director in June. The press release announcing the appointment was attached by exhibit.

         On September 24, 2002, the Company filed a Form 8-K which it announced under Item 5 that it had received regulatory approval to open a lending office in Overland Park, Kansas. The press release announcing the new office was attached by exhibit.

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

NAME                                TITLE                                 DATE
----                                -----                                 -----
/s/ William A. Donius               President and Chief Executive         December 18, 2002
----------------------------        Officer
William A. Donius                   (principal executive officer)


/s/ Ramsey K. Hamadi                Chief Financial Officer               December 18, 2002
----------------------------        (principal accounting and
Ramsey K. Hamadi                    financial officer)


/s/ Robert A. Ebel                  Director                              December 18, 2002
----------------------------
Robert A. Ebel


/s/ E. Douglas Britt                Director                              December 18, 2002
----------------------------
E. Douglas Britt


/s/ Thomas F. Hack                  Director                              December 18, 2002
----------------------------
Thomas F. Hack


/s/ Timothy K. Reeves               Director                              December 18, 2002
----------------------------
Timothy K. Reeves


/s/ Dr. Edward J. Howenstein        Director                              December 18, 2002
----------------------------
Dr. Edward J. Howenstein

                                  CERTIFICATION

I, William A. Donius, certify that:

1.   I have reviewed this annual report on Form 10K of Pulaski Financial Corp.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

                                    /s/ William A. Donius
                                    ---------------------
                                    Name: William A. Donius
                                    Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Ramsey K. Hamadi, certify that:

1.   I have reviewed this annual report on Form 10K of Pulaski Financial Corp.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

                                        /s/ Ramsey K. Hamadi
                                        --------------------
                                        Name: Ramsey K. Hamadi
                                        Title: Chief Financial Officer