Form 10-Q
period 2002-12-31
PULASKI FINANCIAL CORP
filed 2003-02-13
CIK 1062438

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2002
                               ------------------------------------------------

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

                                     0-24571
-------------------------------------------------------------------------------
                              Commission File Number

                Missouri                               43-1816913
----------------------------------------    -----------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

          12300 Olive Boulevard
           St. Louis, Missouri                         63141-6434
----------------------------------------    -----------------------------------
 (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                              No
                        ----------                             __________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes                                     No      X
                        __________                             ----------

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at February 13, 2003
----------------------------------------    ------------------------------------
 Common Stock, par value $.01 per share                 2,735,210 shares

                    PULASKI FINANCIAL CORP. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                  Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets at December 31, 2002 (Unaudited) and
              September 30, 2002                                                                     1

           Consolidated Statements of Income and Comprehensive Income for
              the Three Months Ended December 31, 2002 and 2001 (Unaudited)                          2

           Consolidated Statement of Stockholders' Equity for the Three Months
              Ended December 31, 2002 (Unaudited)                                                    3

           Consolidated Statements of Cash Flows for the Three Months Ended
              December 31, 2002 and 2001 (Unaudited)                                                4-5

           Notes to Unaudited Consolidated Financial Statements (Unaudited)                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      7-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  13

Item 4.  Controls and Procedures                                                                     13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           14

Item 2.  Changes in Securities and Use of Proceeds                                                   14

Item 3.  Defaults Upon Senior Securities                                                             14

Item 4.  Submission of Matters to a Vote of Security-Holders                                         14

Item 5.  Other Information                                                                           14

Item 6.  Exhibits and Reports on Form 8-K                                                            14

         Signatures                                                                                  15

         Certifications                                                                              16

PART I- FINANCIAL INFORMATION
PULASKI FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


                                                                                            December 31,     September 30,
ASSETS                                                                                          2002              2002
Cash and amounts due from depository institutions                                          $  15,743,355     $  11,176,728
Federal funds sold and overnight deposits                                                        700,000                 -
                                                                                           -------------     -------------
           Total cash and cash equivalents                                                    16,443,355        11,176,728

Securities available for sale, at market value                                                 4,802,013         4,876,508
Mortgage-backed securities held to maturity, at amortized cost (market value,
  $1,837,841 and $1,950,294 at December 31, 2002 and at September 30, 2002, respectively)      1,678,252         1,795,016
Mortgage-backed securities available for sale, at market value                                 4,827,772         5,686,556
Capital stock of Federal Home Loan Bank - at cost                                              7,490,000         5,840,000
Loans receivable held for sale, at lower of cost or market                                   145,036,112        97,174,145
Loans receivable, net of allowance for loan losses of $2,877,728 and $2,553,004 at
 December 31, 2002 and September 30, 2002, respectively                                      235,820,264       227,581,131
Premises and equipment - net                                                                   6,481,678         5,963,500
Accrued interest receivable                                                                    1,618,272         1,580,196
Other assets                                                                                   7,204,071         7,573,145
                                                                                           -------------     -------------
TOTAL                                                                                      $ 431,401,789     $ 369,246,925
                                                                                           =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                 $ 229,296,863     $ 201,269,796
  Advances from Federal Home Loan Bank                                                       149,800,000       116,800,000
  Advance payments by borrowers for taxes and insurance                                        1,079,608         3,080,472
  Accrued interest payable                                                                       142,546           190,503
  Due to other banks                                                                          14,062,470        12,548,881
  Other liabilities                                                                            3,011,742         2,803,133
                                                                                           -------------     -------------
           Total liabilities                                                                 397,393,229       336,692,785
                                                                                           -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                          2002          2001

INTEREST INCOME:
  Loans receivable                                    $ 5,079,153   $ 4,503,344
  Securities                                               45,288        57,852
  Mortgage-backed securities                              121,279       188,189
  Other                                                     1,824        14,465
                                                      -----------   -----------
           Total interest income                        5,247,544     4,763,850
                                                      -----------   -----------

INTEREST EXPENSE:
  Deposits                                              1,112,743     1,334,129
  Advances from Federal Home Loan Bank                    980,845       970,368
                                                      -----------   -----------
           Total interest expense                       2,093,588     2,304,497
                                                      -----------   -----------

NET INTEREST INCOME                                     3,153,956     2,459,353

PROVISION FOR LOAN LOSSES                                 375,971       299,651
                                                      -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           2,777,985     2,159,702
                                                      -----------   -----------

NON-INTEREST INCOME:
  Retail banking fees                                     447,401       398,867
  Mortgage revenues                                     1,735,577     1,316,619
  Insurance commissions                                    25,665        76,243
  Gain on sales of securities                              23,907        21,800
  Other                                                   235,994       211,059
                                                      -----------   -----------
           Total non-interest income                    2,468,544     2,024,588
                                                      -----------   -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                        1,644,659     1,134,996
  Occupancy, equipment and data processing expense        611,991       382,146
  Advertising                                              96,428       120,026
  Professional services                                   157,428       204,003
  Other                                                   423,697       412,691
                                                      -----------   -----------
           Total non-interest expense                   2,934,203     2,253,862
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                              2,312,326     1,930,428

INCOME TAXES                                              865,795       746,319
                                                      -----------   -----------

NET INCOME                                              1,446,531     1,184,109

OTHER COMPREHENSIVE INCOME (LOSS) ITEMS                    38,173       (61,680)
                                                      -----------   -----------

COMPREHENSIVE INCOME                                  $ 1,484,704   $ 1,122,429
                                                      ===========   ===========
NET INCOME PER COMMON SHARE - BASIC                   $      0.54   $      0.43
                                                      ===========   ===========
NET INCOME PER COMMON SHARE - DILUTED                 $      0.51   $      0.41
                                                      ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  Unearned
                                                                 Management     Accumulated
                                                  Additional   Recognition &       Other       Unearned
                           Common     Treasury      Paid-In     Development    Comprehensive     ESOP      Retained
                            Stock       Stock       Capital     Plan Shares        Income       Shares     Earnings       Total
BALANCE,
  September 30, 2002       $39,729  $(15,974,493) $25,080,348  $    (416,493)  $     449,651  $(664,893)  $24,040,291   $32,554,140
                                                                                                                        -----------
Comprehensive income:
  Net income                                                                                                1,446,531     1,446,531
  Change in net unreal-
   ized gains on
   securities                                                                         38,173                                 38,173
                                                                                                                        -----------
        Total comprehen-
         sive income                                                                                                      1,484,704
                                                                                                                        -----------
Dividends ($.09
  per share)                                                                                                 (231,645)     (231,645)

Stock options exercised                  110,089                                                              (28,527)       81,562


Equity trust shares
  purchased                             (325,350)     325,350                                                                     -

Release of ESOP shares                                 37,837                                    38,793                      76,630

Net Management Recognition
  and Development
  Plan shares issued                      16,515                     (30,180)                                  13,665             -

Amortization of Management
  Recognition and
   Development
  Plan shares issued                                                  43,169                                                 43,169
                           -------  ------------  -----------  -------------   -------------  ---------   -----------   -----------
BALANCE,
  December 31, 2002        $39,729  $(16,173,239) $25,443,535  $    (403,504)  $     487,824  $(626,100)  $25,240,315   $34,008,560
                           =======  ============  ===========  =============   =============  =========   ===========   ===========

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
 ENDED DECEMBER 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    2002               2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   1,446,531      $   1,184,109
  Adjustments to reconcile net income to net cash
     from operating activities:
    Depreciation, amortization and accretion:
      Premises and equipment                                                         186,975             82,854
      Management Recognition and Development Plan stock awards                        43,169             44,335
      ESOP shares committed to be released                                            76,630             61,723
      Loan fees, discounts and premiums - net                                         35,718             49,960
    Provision for loan losses                                                        375,971            299,651
    Originations of loans receivable for sale to correspondent lenders          (334,993,967)      (221,400,735)
    Proceeds from sales of loans to correspondent lenders                        288,779,336        188,707,731
    Gain on sale of loans                                                         (1,647,336)        (1,217,731)
    Gain on sale of securities                                                       (23,907)                 -
    Changes in other assets and liabilities                                          543,866            636,974
                                                                               -------------      -------------
          Net adjustments                                                        (46,623,545)       (32,735,238)
                                                                               -------------      -------------
          Net cash used in operating activities                                  (45,177,014)       (31,551,129)
                                                                               -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities                                   209,425          2,065,803
  Purchase of bank-owned life insurance policy                                       (75,613)                 -
  Purchases of securities and FHLB stock                                          (1,686,875)          (590,000)
  Principal payments received on mortgage-backed securities                          973,751            963,031
  Loan originations - net                                                         (8,661,603)          (208,628)
  Net additions to premises and equipment                                           (705,153)          (262,142)
                                                                               -------------      -------------
          Net cash (used in) provided by investing activities                     (9,946,068)         1,968,064
                                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) increase in deposits                                    28,027,067         (5,090,868)
  Federal Home Loan Bank advances - net                                           33,000,000         36,000,000
  Due to other banks                                                               1,513,589          1,225,604
  Net increase in advance payments by borrowers for taxes and insurance           (2,000,864)        (2,007,985)
  Dividends paid on common stock                                                    (231,645)          (192,890)
  Common stock issued under stock option plan                                         81,562             41,037
  Payments to acquire treasury stock                                                       -           (960,860)
                                                                               -------------      -------------
          Net cash provided by financing activities                               60,389,709         29,014,038
                                                                               -------------      -------------

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED
ENDED DECEMBER 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   2002                2001
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  $   5,266,627        $   (568,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                          11,176,728          13,048,255
                                                               -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  16,443,355        $ 12,480,105
                                                               =============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest on deposits                                     $   1,160,700        $  1,541,922
      Interest on advances from the Federal Home Loan Bank           980,845             970,368

NONCASH INVESTING ACTIVITIES:
  Increase (decrease) in investments for changes in
  unrealized gains or losses                                          61,570             (92,941)

NONCASH FINANCING ACTIVITIES:
  Dividends declared                                                 248,588             210,740

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   FINANCIAL STATEMENTS

     The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the "Company") and its wholly owned subsidiary, Pulaski Bank (the "Bank"), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the outstanding shares of the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

     In the opinion of management the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2002 and September 30, 2002 and its results of operations for the three-month periods ended December 31, 2002 and 2001. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002 contained in the Company's 2002 Annual Report to Stockholders, which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

2.   EARNINGS PER SHARE

       Weighted average shares
        outstanding - basic            2,691,269         2,723,690
       Common stock equivalent           152,757           140,108
                                      ----------        ----------

       Weighted average shares
        outstanding - diluted          2,844,026         2,863,798
                                      ==========        ==========

       Anti-dilutive shares                  897                 -
                                      ==========        ==========

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


Financial Condition

Total assets at December 31, 2002 were $431.4 million, an increase of $62.2 million from $369.2 million at September 30, 2002. The increase in total assets was primarily attributable to an increase in loans held for sale, which were funded with an increase in Federal Home Loan Bank advances and an increase in certificates of deposits

Loans held for sale increased $47.9 million from $97.2 million at September 30, 2002 to $145.0 million at December 31, 2002. The increase was attributable to the origination of $335.0 million in first mortgage loans originated for sale during the quarter ended December 31, 2002. The volume of loan originations increased as a result of lower market interest rates available to borrowers purchasing or refinancing residential properties. The majority of loans originated are pre-committed for sale to investors on a servicing-released basis and sold to investors typically within ninety days of funding the loan.

Loans receivable increased $8.2 million from $227.6 million at September 30, 2002 to $235.8 million at December 31, 2002. The increase was primarily attributed to a $7.7 million increase in home equity loans and a $3.9 million increase in commercial real estate mortgages, which was offset by a $3.0 million decline in residential mortgages and a $941,000 reduction in consumer loans. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers. The growth in the commercial real estate portfolio was due primarily to the addition of loan participations with other small commercial banks in this market. The Company is focused on selecting high credit quality commercial real estate loans to provide diversification of assets to its portfolio. Residential mortgage loans declined as a result of prepayment, amortizations, and borrower refinancing during the low interest rate environment.

Cash and cash equivalents increased from $11.2 million at September 30, 2002 to $16.4 million at December 31, 2002. The increase in cash was due to the Company's increased need for liquidity during a peak lending period.

Mortgage backed and other security investments declined from $12.4 million at September 30, 2002 to $11.3 million at December 31, 2002 primarily due to maturing securities and early principal repayment.

Total liabilities at December 31, 2002 were $397.4 million, an increase of $60.7 million from $336.7 million at September 30, 2002. The increase in total liabilities was due to increases in borrowings from the Federal Home Loan Bank and deposit balances.

Borrowings increased $33.0 million, from $116.8 million at September 30, 2002 to $149.8 million at December 31, 2002. The proceeds were used to fund growth in loans held for sale and were originated with short maturities of typically one week.

Deposit account balances increased $28.0 million from $201.3 million at September 30, 2002 to $229.3 million at December 31, 2002. The growth resulted primarily from the addition of $14.3 million in school district deposits, which have an average maturity of approximately 16 months. The school district funds represent a new source of deposits; however, future growth of this type of deposit is uncertain. The Company also added $9.5 million in one year and 18 month brokered certificates of deposit. At December 31, 2002 the Company had a total of $26.0 million in brokered certificates. Money market and checking account balances also grew by $2.3 million, as the Bank aggressively advertised for checking and money market deposits through direct mail, television and radio advertising.

Total stockholders' equity at December 31, 2002 was $34.0 million, an increase of $1.5 million from $32.6 million at September 30, 2002. The increase was attributed primarily to net income for the three months ended December 31, 2002 of $1.4 million that was partially offset by the payment of quarterly cash dividends $232,000.


Non-performing Assets and Delinquencies

Total non-performing assets increased $832,000 from $2.5 million at September 30, 2002 to $3.3 million at December 31, 2002, due primarily to the restructure of debt for one customer who owns multiple residential properties. While the entire relationship of $961,000 was added to the non-performing assets list, the properties securing the mortgages provide good collateral value. Non-accrual loans amounted to $406,000 at December 31, 2002 compared to $381,000 at September 30, 2002. The non-accrual loans consisted exclusively of single-family residential and consumer loans. Accruing loans that were contractually past due 90 days or more at December 31, 2002 amounted to $2.1 million, which was unchanged from September 30, 2002. The allowance for loan losses was $2.9 million at December 31, 2002, or .76% of total loans and 86.9% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $2.6 million at September 30, 2002, or .78% of total loans and 103.7% of non-performing loans.

The Bank maintains an allowance for loan losses to absorb inherent losses in the Bank's loan portfolio. Credit losses are charged and recoveries are credited to the allowance. Provisions for credit losses are credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined quarterly through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

The following assessments are performed quarterly in accordance with the Bank's allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit scoring model, which assesses credit risk determinants from the borrower's credit history, the loan-to-value, the affordability ratios or other personal history. Five-year historical loss rates and industry data for each credit rating is used to determine the appropriate allocation percentage for each loan grade. Commercial real estate, consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

When commercial real estate loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment. Additionally, loans that demonstrate credit weaknesses that may impact the borrower's ability to repay or the value of the collateral are also reviewed individually for impairment. The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation equal to the excess of the loan's carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

The allowance for loan losses includes an unallocated allowance to provide for conditions that cannot be directly measured in the Company's methodology. This unallocated allowance provides for the Company's exposure to inherent but undetected losses in the portfolio.

The Company's methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine allowance provisions are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience.


Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001:

General

Net income for the three months ended December 31, 2002 was $1.4 million compared to net income of $1.2 million for the three months ended December 31, 2001.


Interest Income

Interest income increased $484,000, or 10% for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. The increase resulted from a $576,000 increase in interest on loans receivable, which was offset by a decline in interest on mortgage-backed securities of $67,000 and declines of $13,000 in both overnight investments and investment securities.

The increase in interest income on loans resulted primarily from an increase in the average balance of loans held for sale during the three months ended December 31, 2002 to $345.7 million compared to $256.3 million at December 31, 2001. The increase was offset by a decrease in weighted average yield on loans from 7.03% to 5.89% over the same time period a year ago, which was caused primarily by the decline in the overall interest rate environment.

The decrease in interest income from mortgage-backed securities resulted from a decrease in the average balance from $10.8 million for the three months ended December 31, 2001 to $7.0 million for the quarter ended December 31, 2002. The average balance declined as a result of normal amortization and prepayments.

Interest Expense

Interest expense decreased $211,000 for the three months ended December 31, 2002 compared to the same period last year. The decline in expense resulted primarily from decreased interest expense on deposits of $221,000, which was offset by a $10,000 increase in interest expense on FHLB borrowings.

Interest on deposits was $1.1 million for the quarter ended December 31, 2002 compared to $1.3 million for the quarter ended December 31, 2001. The decrease in interest was due to a decrease in the average rates paid on interest bearing deposits, from 2.9% for the December 2001 quarter to 2.1% for the December 2002 quarter, due to the continued decline in the current interest rate environment. The average balance of interest-bearing deposits increased from $181.4 million to $212.3 million for the same period.

Interest on FHLB borrowings increased $10,000 during the quarter ended December 31, 2002 to $981,000 compared to $970,000 for the quarter ended December 31, 2001. The average balance of borrowings increased $47.5 million to $121.4 million during the quarter ended December 31, 2002 compared to $78.9 million during the prior year, while the average cost of borrowings declined to 3.2% from 5.3% for the prior year.

Provision for Loan Losses

The provision for loan losses was $376,000 for the three months ended December 31, 2002 compared to $300,000 for the three months ended December 31, 2001. The increase in the provision for loan losses was in direct response to the increased non-performing loans, which increased $832,000 during the quarter ended December 31, 2002.

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

Non-Interest Income

Non-interest income increased $444,000 for the three months ended December 31, 2002 from $2.0 million to $2.5 million. The increase in non-interest income was the result primarily of an increase in mortgage revenues of $419,000, increased retail banking fees of $49,000 and increased other income of $25,000, which was offset by a decline in insurance commissions of $51,000.

Mortgage revenues increased $419,000 to $1.7 million for the quarter ended December 31, 2002 from $1.3 million for the December 31, 2001 quarter. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three months ended December 31, 2002 increased to $287.3 million compared to $187.4 million for the three months ended December 31, 2001. The higher volume of loans sold was the result of a larger lending staff combined with a lower interest rate environment.

Retail banking fees rose 12% from $399,000 in the December 31, 2001 quarter, to $447,000 in the December 31, 2002 quarter. Management continues to focus on growth of checking accounts, and has continued to see growth in both the balance and number of checking accounts, which is the primary source of retail banking revenue.

Other income increased $25,000 over the three months ended December 31, 2001 and was primarily the result of increased dividend income on FHLB stock and higher fee income from transaction accounts with another correspondent Bank.

Non-Interest Expense

Non-interest expense increased $680,000 for the quarter ended December 31, 2002 due to higher salaries and benefit expense and occupancy and equipment expense, which were partially offset by lower advertising and professional service expense. Professional service expenses declined due to the Company ending outsourced information services support and internal audit relationships in favor of "in-house" support of those functions.

Compensation expense increased $419,000 to $1.6 million for the quarter ended December 31, 2002 compared to $1.2 million for the quarter ended December 31, 2001. The increase in compensation expense was attributed to higher costs for loan origination and support staff for the growth in the lending division including the opening of a new mortgage origination office in Overland Park, Kansas, as well as increased costs for internal audit, information systems support, senior management compensation and benefits costs.

Occupancy, equipment and data processing expense increased $258,000 to $612,000 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 as the Company has remodeled the Creve Coeur office, added the Kansas City Office and has experienced higher utilities, maintenance service agreements, insurance and other expenses related to growth in operations. In addition, the Company has larger investments in furniture and equipment resulting in higher depreciation expense.

Income Taxes

The provision for income taxes of $866,000 for the three-month period ended December 31, 2002, resulted in a similar tax rate to the three-month period expense at December 31, 2001 of $746,000.

Liquidity and Capital Resources

The Bank attempts to maintain liquidity at levels it considers appropriate to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. Maintaining levels of liquidity acts, in part, to reduce the Company's balance sheet exposure to interest rate risk.

At December 31, 2002, the Bank had outstanding commitments to originate loans of $6.7 million, and commitments to sell loans on a best-efforts basis of $160.9 million. At the same date, certificates of deposit that were scheduled to mature in one year or less totaled $97.7 million. Management anticipates that it will have sufficient funds available to meet these commitments. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

Management believes it has the ability to acquire funds to satisfy its liquidity needs. If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 120% and loans held-for-sale equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon the asset size of the Bank, and credit evaluations by the FHLB. At December 31, 2002, the Bank had $149.8 million in advances from the FHLB of a total available borrowing line of $171.5 million under the above-mentioned arrangement. The Company has also made financing arrangements with a commercial bank to provide up to $10 million of additional short-term, prime rate-based funds that could be lent to the Bank. Further, the Bank has the ability to issue brokered certificates of deposit through secondary markets.

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

The following table illustrates the Bank's regulatory capital levels compared to its regulatory capital requirements at December 31, 2002.

                                                                                  To be Categorized as
                                                                                   "Well Capitalized"
                                                                                      Under Prompt
                                                               For Capital         Corrective Action
                                           Actual           Adequacy Purposes          Provisions
                                    -------------------     -------------------   --------------------
(Dollars in Thousands)              Amount       Ratio      Amount       Ratio    Amount     Ratio
As of  December 31, 2002:
  Tangible capital (to
    total assets)                   $28,210       6.59%     $ 6,424       1.50%       N/A      N/A
  Total risk-based capital
    (to risk-weighted assets)        31,070      11.45%      21,711       8.00%   $27,138    10.00%
  Tier I risk-based capital
    (to risk-weighted assets)        28,210      10.39%      13,394       5.00%    16,283     6.00%
  Tier I leverage capital (to
    average assets)
                                     28,210       6.59%      17,130       4.00%    21,412     5.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2002 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 other than an increase in borrowings from the FHLB, as previously disclosed in the financial statements.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains
    -------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its
    -----------------------------
internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART II- OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities: Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders: Not Applicable

Item 5.  Other Information: Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

         A.  Exhibits

         2.1 Agreement and Plan of Merger dated December 18, 2002, between PFC Merger Corp. and Pulaski Financial Corp.

         3.1  Articles of Incorporation of Pulaski Financial Corp.*

         3.2  Bylaws of Pulaski Financial Corp.*

         4.0  Form of Certificate for Common Stock*

         99.1 Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 2002.

         99.2 Certification pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act 2002.


         B.  Reports on Form 8-K:

             On October 30, 2002, the Company filed a Form 8-K, which announced under Item 5 its expectations for growth in earnings per share in fiscal 2003 and that Rodney Biehl had been named to the newly created position of vice president, internal audit and compliance. The press release announcing the expected earnings growth and the hire of Mr. Biehl was attached as Exhibit 99.1.

             On October 30, 2002, the Company filed a Form 8-K, which disclosed under Item 9 that on October 29, 2002, the senior management team of the Company made a presentation to analysts, in which they discussed the Company's business, its financial condition and results of operations in fiscal 2002 and certain expectations regarding operations and earnings for fiscal 2003. A copy of the slides used in the analyst presentation was attached as Exhibit 99.1.
         -----------------------------------------------------------------------
         * Incorporated by reference into this document from the Exhibits to the 2003 proxy statement for Pulaski Financial Corp. as filed with the Securities and Exchange Commission in December 27, 2002.

         ** Incorporated by reference into this document from the Exhibits to the Form S-1 (Registration No. 333-56465), as filed on June 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PULASKI FINANCIAL CORP.

Date:  February 13, 2003               /s/ William A. Donius
     ----------------------------      ----------------------------------------
                                       William A. Donius
                                       Chairman, President and Chief Executive

Date:  February 13, 2003               /s/ Ramsey K. Hamadi
     ----------------------------      -----------------------------------------
                                       Ramsey K. Hamadi

                                  Certification

I, William A. Donius, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pulaski Financial
    Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other's within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003               /s/ William A. Donius
                                      ----------------------------------------
                                      William A. Donius
                                      Chairman, President and Chief Executive

                                  Certification

I, Ramsey K. Hamadi, certify that:

7.  I have reviewed this quarterly report on Form 10-Q of Pulaski Financial
    Corp.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other's within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003                        /s/ Ramsey K. Hamadi
                                               --------------------
                                               Ramsey K. Hamadi
                                               Chief Financial Officer