Form 10-Q/A
period 2002-12-31
PULASKI FINANCIAL CORP
filed 2003-02-14
CIK 1062438

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

                                    FORM 10-Q/A

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

     The registrant hereby amends its quarterly report on Form 10-Q for the period ended December 31, 2002, which was filed with the Securities and Exchange Commission on February 13, 2003, to include the stockholders' equity portion of the balance sheet, which was inadvertently omitted from the filing.

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
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding
  Common stock - $.01 par value share, authorized 9,000,000 shares; 3,972,885
   shares issued at December 31, 2002 and September 30, 2002, respectively                        39,729            39,729
  Treasury stock - at cost (shares, 1,209,298 and 1,220,797 respectively)                    (15,035,694)      (15,162,298)
  Treasury stock - Equity Trust (52,231 and 34,123 respectively)                              (1,137,545)         (812,195)
  Additional paid-in capital                                                                  25,443,535        25,080,348
  Unearned MRDP shares                                                                          (403,504)         (416,493)
  Unearned ESOP shares (unreleased shares, 62,611 and 66,490 respectively)                      (626,100)         (664,893)
  Accumulated other comprehensive income                                                         487,824           449,651
  Retained earnings                                                                           25,240,315        24,040,291
                                                                                           -------------     -------------
           Total stockholders' equity                                                         34,008,560        32,554,140
                                                                                           -------------     -------------
TOTAL                                                                                      $ 431,401,789     $ 369,246,925
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

Date:  February 14, 2003               /s/ William A. Donius
     ----------------------------      ----------------------------------------
                                       William A. Donius
                                       Chairman, President and Chief Executive

Date:  February 14, 2003               /s/ Ramsey K. Hamadi
     ----------------------------      -----------------------------------------
                                       Ramsey K. Hamadi

                                  Certification

I, William A. Donius, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Pulaski Financial Corp.;

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

Date: February 14, 2003               /s/ William A. Donius
                                      ----------------------------------------
                                      William A. Donius
                                      Chairman, President and Chief Executive

                                  Certification

I, Ramsey K. Hamadi, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Pulaski Financial Corp.;

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

Date: February 14, 2003                        /s/ Ramsey K. Hamadi
                                               --------------------
                                               Ramsey K. Hamadi
                                               Chief Financial Officer