Form 10-Q
period 2003-03-31
PULASKI FINANCIAL CORP
filed 2003-05-15
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Pulaski Financial Corp.

(Exact name of registrant as specified in its charter)

Missouri	0-24571	43-1816913
(State or other jurisdiction of	Commission File Number	(I.R.S. Employer
incorporation or organization)		Identification Number)

12300 Olive Boulevard St. Louis, Missouri	63141-6434
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (314) 878-2210

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2003
Common Stock, par value $.01 per share	2,742,911 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2003

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

	March 31, 2003	September 30, 2002
ASSETS
Cash and amounts due from depository institutions	$12,217,339	$11,176,728

Total cash and cash equivalents	12,217,339	11,176,728

Investment securities available for sale, at market value	7,129,735	4,876,508
Mortgage-backed and related securities held to maturity, at amortized cost (market value,
$1,636,188 and $1,950,294 at March 31, 2003 and September 30, 2002, respectively)	1,492,295	1,795,016
Mortgage-backed and related securities available for sale, at market value	4,091,996	5,686,556
Loans receivable held for sale, at lower of cost or market	142,804,168	97,174,145
Loans receivable, net of allowance for loan losses of $3,263,477 and $2,553,004 at March 31, 2003 and September 30, 2002, respectively	240,577,590	227,581,131
Federal Home Loan Bank stock—at cost	7,690,000	5,840,000
Premises and equipment—net	7,308,555	5,963,500
Accrued interest receivable	1,609,148	1,580,196
Other assets	7,575,426	7,573,145

TOTAL	$432,496,252	$369,246,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$243,027,115	$201,269,796
Advances from Federal Home Loan Bank of Des Moines	134,000,000	116,800,000
Advance payments by borrowers for taxes and insurance	1,702,687	3,080,472
Accrued interest payable	318,452	190,503
Due to other banks	15,764,371	12,548,881
Other liabilities	3,730,616	2,803,133

Total liabilities	398,543,241	336,692,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$.01 par value per share, authorized 9,000,000 shares; 3,972,885 shares issued at March 31, 2003 and September 30, 2002, respectively	39,729	39,729
Treasury stock—at cost (shares, 1,260,042 and 1,220,797 respectively)	(16,329,977)	(15,162,298)
Treasury stock—equity trust—at cost (shares 72,026 and 34,123 respectively)	(1,464,386)	(812,195)
Additional paid-in capital	25,815,996	25,080,348
Unearned MRDP shares	(359,329)	(416,493)
Unearned ESOP shares (unreleased shares, 58,732 and 66,490 respectively)	(587,306)	(664,893)
Accumulated other comprehensive income	487,661	449,651
Retained earnings	26,350,623	24,040,291

Total stockholders’ equity	33,953,011	32,554,140

TOTAL	$432,496,252	$369,246,925

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$5,141,898	$4,228,855	$10,221,051	$8,732,198
Investment securities	45,373	45,040	90,662	102,892
Mortgage-backed securities	103,387	170,340	224,666	358,529
Other	3,596	7,258	5,419	21,724

Total interest income	5,294,254	4,451,493	10,541,798	9,215,343

INTEREST EXPENSE:
Deposits	1,076,138	1,091,221	2,188,881	2,425,350
Advances from Federal Home Loan Bank of Des Moines	938,035	915,679	1,918,880	1,886,048
Other	2,833	—	2,833	—

Total interest expense	2,017,006	2,006,900	4,110,594	4,311,398

NET INTEREST INCOME	3,277,248	2,444,593	6,431,204	4,903,945

PROVISION FOR LOAN LOSSES	394,250	233,197	770,221	532,848

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,882,998	2,211,396	5,660,983	4,371,097

NON-INTEREST INCOME:
Retail banking fees	440,027	348,956	895,389	748,829
Mortgage revenues	1,898,989	1,006,690	3,634,566	2,323,309
Insurance commissions	38,082	26,620	63,747	102,863
Profit on sale of securities	—	—	23,907	21,800
Other	196,287	163,412	432,281	374,472

Total non-interest income	2,573,385	1,545,678	5,049,890	3,571,273

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,379,035	1,160,291	3,023,694	2,331,608
Occupancy, equipment and data processing expense	704,378	520,786	1,324,330	876,150
Advertising	191,829	106,071	288,257	226,097
Professional services	150,189	148,523	307,617	352,526
Other	980,342	474,827	1,404,039	878,986

Total non-interest expense	3,405,773	2,410,498	6,347,937	4,665,367

INCOME BEFORE INCOME TAXES	2,050,610	1,346,576	4,362,936	3,277,003

INCOME TAXES	698,708	446,937	1,564,503	1,193,256

NET INCOME	1,351,902	899,639	2,798,433	2,083,747

OTHER COMPREHENSIVE INCOME ITEMS	6,449	94,663	38,010	32,983

COMPREHENSIVE INCOME	$1,358,351	$994,302	$2,836,443	$2,116,730

NET INCOME PER COMMON SHARE - BASIC	$0.50	$0.33	$1.04	$0.77

NET INCOME PER COMMON SHARE - DILUTED	$0.48	$0.31	$0.98	$0.73

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Retained Earnings	Total
BALANCE,
September 30, 2002	$39,729	$(15,974,493)	$25,080,348	$(416,493)	$449,651	$(664,893)	$24,040,291	$32,970,633

Comprehensive income:
Net income							2,798,433	2,798,433
Change in net unrealized gain on securities					38,010			38,010

Total comprehensive income								2,836,443

Dividends declared ($.09 per share)							(475,936)	(475,936)

Stock options exercised and related tax benefit		272,432					(25,830)	246,602

Stock repurchase (65,489 shares)		(1,456,626)						(1,456,626)

Equity trust shares purchased		(652,191)	652,191					—

Release of ESOP shares			83,457			77,587		161,044
Net Management Recognition & Development Plan shares issued		16,515		(30,180)			13,665	30,180

Amortization of Management Recognition and Development Plan shares				87,344				—

BALANCE,
March 31, 2003	$39,729	$(17,794,363)	$25,815,996	$(359,329)	$487,661	$(587,306)	$26,350,623	$34,312,340

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,798,433	$2,083,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	402,807	255,595
Management Recognition and Development Plan stock awards	87,344	88,670
ESOP shares committed to be released	161,044	134,519
Loan fees, discounts and premiums—net	221,576	105,566
Provision for loan losses	770,221	532,848
Losses on sales of real estate acquired in settlement of loans	—	877
Gain on sale of loans	(4,186,043)	(2,163,817)
Gain on sale of investments	(23,907)	—
Originations of loans receivable for sale to correspondent lenders	(682,152,023)	(363,136,332)
Proceeds from sales of loans to correspondent lenders	640,708,043	368,606,817
Changes in other assets and liabilities	1,152,144	23,185

Net adjustments	(42,858,794)	4,447,928

Net cash provided by (used in) operating activities	(40,060,361)	6,531,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	209,425	2,128,200
Purchase of Bank-owned life insurance	(151,242)	(146,425)
Purchases of investment securities and FHLB stock	(4,162,494)	(1,501,550)
Principal payments received on mortgage-backed securities	1,852,698	1,975,699
Loan originations—net	(14,008,617)	(3,624,341)
Proceeds from sales of real estate acquired in settlement of loans receivable	—	37,000
Disposal of equipment	49,483	—
Net additions to premises and equipment	(1,797,345)	(680,503)

Net cash used in investing activities	(18,008,092)	(1,811,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	41,757,319	(1,217,217)
Federal Home Loan Bank advances—net	17,200,000	8,500,000
Due to other banks	3,215,490	(897,018)
Net decrease in advance payments by borrowers for taxes and insurance	(1,377,784)	(1,526,422)
Dividends declared on common stock	(475,936)	(393,738)
Treasury stock issued under stock option plan	246,601	295,216
Stock repurchase	(1,456,626)	(2,056,279)

Net cash provided by financing activities	59,109,064	2,704,542

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

	2003	2002
NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,040,611	$7,424,297

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,176,728	13,048,255

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,217,339	$20,472,552

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$2,060,932	$2,496,232
Interest on advances from the Federal Home Loan Bank of Des Moines	1,918,880	1,886,046
Income taxes	1,425,000	886,000

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	—	68,745
Increase in investments for changes in unrealized gains and losses	61,308	32,983

NONCASH FINANCING ACTIVITIES:
Dividends declared	244,156	207,384

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the outstanding shares of the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2003 and September 30, 2002 and its results of operations for the three and six month periods ended March 31, 2003 and 2002. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002 contained in the Company’s 2002 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

2.	EARNINGS PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Weighted average shares outstanding—basic	2,677,469	2,696,212	2,684,445	2,710,102
Common stock equivalent	159,885	167,928	156,282	153,865

Weighted average shares outstanding—diluted	2,837,354	2,864,140	2,840,727	2,863,967

Anti-dilutive shares	—	—	494	—

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in the interim as well as annual financial statements about the method of accounting used for stock based employee compensation and the effect of the method on net income. The Company has elected to continue to account for stock-based employee compensation under APB Opinion NO. 25. Accordingly, no stock option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table shows proforma compensation expense, net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation.”

	Quarter Ended March 31,
	2003	2002
Net income, as reported:	$1,351,902	$899,639
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	$(43,653)	$(45,169)

Pro forma net income	$1,308,249	$854,470

Earnings per share:
Basic—as reported	0.50	0.33
Basic—pro forma	0.49	0.32

Diluted—as reported	0.48	0.31
Diluted—pro forma	0.46	0.30

3.	RECLASSIFICATIONS

Certain reclassifications have been made to 2002 amounts to conform to the 2003 presentation.

* * * * * *

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

FINANCIAL CONDITION

Total assets at March 31, 2003 were $432.5 million, an increase of $63.2 million from $369.2 million at September 30, 2002. The increase in total assets was primarily attributable to increases in loans held for sale and loans receivable, which was funded by an increase in deposits and advances from the Federal Home Loan Bank.

Loans held for sale increased $45.6 million from $97.2 million at September 30, 2002 to $142.8 million at March 31, 2003. The increase was attributable to the net origination of $682.2 million in first mortgage loans originated for sale during the six months ended March 31, 2003, compared to $363.1 million during the six months ended March 31, 2002. Loan originations increased due to increased production from its new Kansas City lending office as well as lower market interest rates available to borrowers purchasing or refinancing residential properties. The majority of loans originated are pre-committed for sale to investors on a servicing-released basis and sold to investors typically within 30 days of origination.

Loans receivable increased $13.0 million from $227.6 million at September 30, 2002 to $240.6 million at March 31, 2003. The increase was primarily attributed to a $18.7 million increase in home equity loans and a $4.8 million increase in commercial real estate mortgages, which was offset by a $5.4 million decline in residential mortgages, a $1.9 million reduction in consumer loans,a $2.6 million increase in loans in process and $710,000 increase in the allowance for loan losses. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers. The growth in the commercial real estate portfolio was due primarily to the addition of loan participations with other small commercial banks in the Company’s primary lending market. The Company is focused on selecting high credit quality commercial real estate loans to provide diversification of assets to its portfolio. Residential mortgage loans declined as a result of prepayment, amortizations, and borrower refinancing during the low interest rate environment.

Cash and cash equivalents increased $1.0 million, from $11.2 million at September 30, 2002 to $12.2 million at March 31, 2003, due to higher liquidity needs of the Bank. At March 31, 2003 the Bank had $4.8 million in compensating balances held at a correspondent bank.

Investment securities available for sale increased $2.3 million to $7.1 million at March 31, 2003 from $4.9 million at September 30, 2002. The increase was primarily due to a $2.0 million investment in a mutual fund focused on community reinvestment projects in the St. Louis area.

Total liabilities at March 31, 2003 were $398.5 million, an increase of $61.8 million from $336.7 million at September 30, 2002. The increase in total liabilities was due to increases in deposit balances and borrowings from the Federal Home Loan Bank.

Federal Home Loan Bank advances increased $17.2 million, from $116.8 million at September 30, 2002 to $134.0 million at March 31, 2003. The proceeds were used to fund growth in loans held for sale and were originated with short maturities of typically one week or less. During the quarter ending March 31, 2003, $5.0 million in long-term advances were repaid in an effort to improve the Bank’s interest rate risk position.

Deposit account balances increased $41.8 million from $201.3 million at September 30, 2002 to $243.0 million at March 31, 2003. The growth resulted primarily from the addition of $14.7 million in school district and municipal deposits and $9.1 million increase in transaction and passbook accounts, as the Bank aggressively advertised for checking and money market deposits through direct mail, television and radio advertising. The school district and municipal funds represent a new source of deposits; however, future growth of this type of deposit is uncertain. The Company also added $16.4 million in one year and 18 month brokered certificates of deposit. At March 31, 2003, the Company had a total of $26.5 million in brokered certificates.

Total stockholders’ equity at March 31, 2003 was $34.0 million, an increase of $1.4 million from $32.6 million at September 30, 2002. The increase was primarily attributable to net income for the six months of $2.8 million and the release of unearned ESOP and MRP shares amounting to $248,000 and stock option exercises of $247,000. Offsetting these increases in equity were the repurchase of 65,489 shares of common stock for $1.5 million and the payment of dividends of $476,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased $811,000 from $2.5 million at September 30, 2002 to $3.3 million at March 31, 2003, due primarily to the restructure of debt for one customer who owns multiple residential properties. While the entire relationship of approximately $900,000 was added to the non-performing assets list, the properties securing the mortgages provide adequate collateral value. Non-accrual loans amounted to $384,000 at March 31, 2003 compared to $381,000 at September 30, 2002. The non-accrual loans consisted exclusively of single-family residential and consumer loans. Accruing loans that were contractually past due 90 days or more at March 31, 2003 was $2.3 million compared to $2.1 million at September 30, 2002. The allowance for loan losses was $3.3 million at March 31, 2003, or .85% of total loans and 99.4% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $2.6 million at September 30, 2002, or .75% of total loans and 103.7% of non-performing loans.

The Bank maintains an allowance for loan losses to absorb inherent losses in the Bank’s loan portfolio. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined quarterly through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

The following assessments are performed quarterly in accordance with the Bank’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value, the affordability ratios or other personal history. Five-year historical loss rates and industry data for each credit rating is used to determine the appropriate allocation percentage for each loan grade. Commercial real estate, consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

When commercial real estate loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment. Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment. The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

The allowance for loan losses includes an unallocated allowance to provide for conditions that cannot be directly measured in the Company’s methodology. This unallocated allowance provides for the Company’s exposure to inherent but undetected losses in the portfolio.

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine allowance provisions are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002:

All trends and reasons for increases and decreases for the three months ended March 31, 2003 and 2002 are reflective of the trends and reasons for increases and decreases for the six month periods ended March 31, 2003 and 2002, in all material respects, unless otherwise noted.

GENERAL

Net income for the three months ended March 31, 2003 was $1.4 million, a 50% increase compared to $900,000 for the three months ended March 31, 2002. Net income for the six months ended March 31, 2003 was $2.8 million compared to $2.1 million for the six-month period ended March 31, 2002, which is a 34% increase. The growth in net income in 2003 was due primarily to increased net interest income, higher fee income and a balance sheet with less interest rate risk as newer assets and liabilities have shorter durations. At March 31, 2003, approximately 70% of both the Bank’s assets and liabilities will reprice within one year. The shortening of the maturities of the Bank’s assets and liabilities was due to the growth in prime adjusting and short duration assets including home equity, commercial and available for sale loans which is funded by shorter term assets and liabilities.

INTEREST INCOME

Interest income increased $843,000, or 19% for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. The increase resulted from a $124.0 million increase in the average balance of total loans during the three months ended March 31, 2003 compared to the same period in 2002, which was offset by a decline in the weighted average yield on total loans from 6.79% to 5.51%. The decline in yield was due to the growth in the balances of home equity lines and loans held for sale combined with the repricing of residential loans from customer refinances. For the six months ended March 31, 2002, interest income increased $1.3 million or 14%, compared to the six months ended March 31, 2002.

Interest income from mortgage-backed securities was $152,000 for the three months ended March 31, 2003 compared to $223,000 for the three months ended 2002. The decline in interest from investments was due to the Company’s strategic efforts to use surplus liquidity to fund the mortgage lending activity resulting in a decline in the average balance of investments. For the six months ended March 31, 2003, interest income from mortgage-backed securities was $321,000 compared to $483,000 for the prior period.

INTEREST EXPENSE

Interest expense increased $10,000 to $2.0 million for the three months ended March 31, 2003 compared to the same period last year, which was caused by an increase in expense on FHLB advances offset by a decline in interest expense on deposits. The average balance of both advances and deposits increased over the prior year as the Company sought additional liquidity to support its lending activities. The decline in interest expense is due to a decrease in the weighted average cost of liabilities, which declined from 3.42% to 2.38%. The average balance of advances increased $61.6 million to $130.9 million for the three months ended March 31, 2003 compared to $69.3 million for the same period a year earlier, however, interest expense on the advances increased only $22,000 between the two periods because the weighted average interest rate declined from 5.28% to 2.87%. Interest expense on deposits declined due to a decline in the weighted average cost from 2.43% to 1.90%, but was offset by an increase in the average balance of interest bearing deposits from $179.7 million for the three months ended March 31, 2002 to $226.7 million for the three months ended March 31, 2003. For the six months ended March 31, 2003, interest expense was $4.1 million or $201,000 less than the six months ended March 31, 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $394,000 and $770,000 for the three and six-month periods ended March 31, 2003 compared to $233,000 and $533,000 for the three and six-month periods ended March 31, 2002. The increase in the provision for loan losses was due to the Bank establishing a $400,000 reserve for its commerical loans as well as elevated non-performing loans, which increased $811,000 since September 30, 2002. The reserve for commercial loans was established for estimated inherent losses in the newly added commercial lending division, which has a balance of $13.4 million in commercial real estate loans at March 31, 2003.

The provision for loan losses is determined by management as the amount to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. Because management adheres to specific loan underwriting guidelines focusing primarily on first mortgage and home equity loans secured by one-to four-family residences, the Bank’s historical mortgage loan loss experience has been low. No assurances, however, can be given as to future loan loss levels.

NON-INTEREST INCOME

Non-interest income increased $1.0 million for the three months ended March 31, 2003 from $1.6 million to $2.6 million. The increase in non-interest income was the result primarily of an increase in mortgage revenues of $892,000, increased retail banking fees of $91,000 and increased other income of $33,000. Non-interest income increased $1.5 million from $3.6 million for the six months ended March 31, 2002 to $5.0 million for the six months ended March 31, 2003, due primarily to an increase in mortgage revenues of $1.3 million, an increase in retail banking fees of $147,000 and an increase in other non-interest income of $58,000.

For the three- and six-month periods ended March 31, 2003, mortgage revenues increased $1.0 million and $1.3 million to $1.9 million and $3.6 million respectively, compared to the same periods the prior year. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three- and six-month periods ended March 31, 2003 was $349.4 million and $636.7 million compared to $178.9 million and $366.4 million for the same periods ended March 31, 2002. The higher volume of loans sold was the result of increased originations due to a larger lending staff combined with a lower interest rate environment.

Retail banking fees rose 26% from $349,000 in the March 31, 2002 quarter to $440,000 in the December 31, 2003 quarter. Management continues to focus on growth of checking accounts, and has continued to see growth in both the balance and number of checking accounts, which is the primary source of retail banking revenue. For the six-month period ending March 31, 2003 retail banking fees were up 20% to $895,000.

Other income increased $33,000 and $58,000 for the three-month and six-month periods ended March 31, 2003 due to increased dividend income on FHLB stock and higher fee income from transaction accounts with another correspondent bank.

NON-INTEREST EXPENSE

Non-interest expenses increased from $2.4 million and $4.7 million for the three- and six-month periods ended March 31, 2002 to $3.4 million and $6.3 million for the three and six- month periods ended March 31, 2003.

Compensation expense increased $219,000 to $1.4 million for the three months ended March 31, 2003 from $1.2 million for the three month ended at March 31, 2002. The increase was primarily attributed to a $159,000 cost associated with the termination of the defined benefit pension plan. In its September 30, 2002 Annual Report, the Company disclosed that it expected no future expense associated with the plan; however, declines in expected returns resulted in a final expense being realized. For the six-month period, the higher compensation was attributed to higher costs for loan origination and support staff to faciliate growth in the lending division including the opening of a new mortgage origination office in Overland Park, Kansas, as well as increased costs for internal audit, information systems support, senior management compensation and benefits costs.

During the three months ended March 31, 2003, other non-interest expense increased $475,000 to $980,000. The increase in other non-interest expense was primarily due to a $371,000 expense associated with the early retirement of $5.0 million of FHLB advances. The Bank repaid the advances in an effort to restructure the Bank’s interest rate position by paying off some of its highest cost borrowings. The Bank also experienced a $49,000 loss on disposal of equipment and recorded an allowance for other assets of $86,000. The allowance was primarily recorded to provide for expected losses related to a fraudulent check of $58,000.

Advertising expense increased 81% to $192,000 for the quarter ended March 31, 2003 due to an advertising campaign to help support its new Kansas City lending office.

INCOME TAXES

The provision for income taxes of $699,000 for the three-month period and $1.6 million for the six-month period ended March 31, 2003, resulted in a similar effective tax rate to expense for the three-month and six-month periods ended March 31, 2002 of $447,000 and $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Even though federal regulations no longer require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments), the Bank continues to maintain levels of liquidity in excess of the 4% liquidity ratio formerly required by regulation. For the quarter ended March 31, 2003, the Bank’s average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 5.27%. The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At March 31, 2003, the Bank had outstanding commitments to originate loans of $18.2 million and commitments to sell loans of $155.4 million. We currently have $14.0 million in unfounded commercial commitments and an additional $2.0 million in an irrevocable Letter of Credit, secured by a certificate of deposit. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $103.1 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At March 31, 2003, the Bank had approximately $37.9 million in available borrowing authority under the above-mentioned arrangement and $134.0 million in advances from the FHLB. The Company has maintains an unused $10 million line of credit with a correspondent bank.

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (“OTS”) regulations on minimum capital standards. The OTS’ minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I (core) capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets. The Tier I capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at March 31, 2003.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003:

Tangible capital (to total assets)	$29,587	6.89%	$6,442	1.50%	N/A	N/A

Total risk-based capital (to risk-weighted assets)	32,797	12.00%	21,859	8.00%	$27,324	10.00%

Tier I risk-based capital (to risk-weighted assets)	29,587	10.83%	13,662	5.00%	16,395	6.00%

Tier I total capital (to total assets)	29,587	6.89%	17,178	4.00%	21,473	5.00%

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies for the six months ended March 31, 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31. 2003, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 other than an increase in borrowings from the FHLB, as previously disclosed in the financial statements.

CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)    Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings:

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 2.    Changes in Securities and Use of Proceeds: Not applicable

Item 3.    Defaults Upon Senior Securities: Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on January 29, 2003. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
E. Douglas Britt	2,500,051	34,912
Timothy K. Reeves	2,504,213	30,750

2.	The proposal to change the Company’s state of incorporation from Delaware to Missouri was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
1,913,198	69,536	6,354

3.	The proposal to ratify the appointment by the Board of Directors of the firm of Ernst & Young LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ending September 30, 2003 was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
2,522,305	10,780	1,878

Item 5.    Other information: Not applicable

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

  3.1  Articles of Incorporation of Pulaski Financial Corp.*

  3.2  Bylaws of Pulaski Financial Corp.*

  4.0  Form of Certificate for Common Stock**

99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

**	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

B.    Reports on Form 8-K

        On February 5, 2003, the Company filed a Form 8-K in which it announced under Item 5 that it changed its state of incorporation from Delaware to Missouri. Copies of the agreement and plan of merger under which was effected and copies of the articles of incorporation and bylaws for the Missouri entity were incorporated by reference into the filing.

        On February 19, 2003, the Company filed a Form 8-K in which it announced under Item 9 that it completed a 150,000 share repurchase program. The Company also announced that its board of directors authorized the repurchase of an additional 5%, or approximately 140,000, of the Company’s outstanding shares. The press release announcing the completion of the repurchase program and the authorization of an additional repurchase program was attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date:	May 14, 2003	By:	/s/ WILLIAM A. DONIUS
William A. Donius
Chairman and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ RAMSEY K. HAMADI
Ramsey K. Hamadi
Chief Financial Officer

Certification

I, William A. Donius, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pulaski Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ WILLIAM A. DONIUS
William A. Donius
Chairman, President and Chief Executive Officer

Certification

I, Ramsey K. Hamadi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pulaski Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ RAMSEY K. HAMADI
Ramsey K. Hamadi
Chief Financial Officer