Form 10-Q
period 2003-06-30
PULASKI FINANCIAL CORP
filed 2003-08-14
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

0-24571

Commission File Number

Pulaski Financial Corp.

(Exact name of registrant as specified in its charter)

Missouri	43-1816913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12300 Olive Boulevard St. Louis, Missouri	63141-6434
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2003
Common Stock, par value $.01 per share	5,496,832 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2003

PART I—FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND SEPTEMBER 30, 2002 (UNAUDITED)

	June 30, 2003	September 30, 2002
ASSETS
Cash and amounts due from depository institutions	$17,466,789	$11,176,728

Total cash and cash equivalents	17,466,789	11,176,728
Investment securities held to maturity, at amortized cost (market value, $188,314 and $0 at June 30, 2003 and September 30, 2002, respectively)	190,000	—
Investment securities available for sale, at market value	2,866,263	2,913,978
Equity securities available for sale, at market value	4,127,169	1,962,530
Mortgage-backed and related securities held to maturity, at amortized cost (market value, $1,415,420 and $1,950,294 at June 30, 2003 and September 30, 2002, respectively)	1,293,845	1,795,016
Mortgage-backed and related securities available for sale, at market value	3,295,436	5,686,556
Loans receivable held for sale, at lower of cost or market	158,731,408	97,174,145
Loans receivable, net of allowance for loan losses of $3,515,856 and $2,553,004 at June 30, 2003 and September 30, 2002, respectively	251,238,222	227,581,131
Federal Home Loan Bank stock—at cost	7,700,000	5,840,000
Premises and equipment—net	9,767,823	5,963,500
Accrued interest receivable	1,531,790	1,580,196
Other assets	7,991,116	7,573,145

TOTAL ASSETS	$466,199,861	$369,246,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$257,375,078	$201,269,796
Advances from Federal Home Loan Bank of Des Moines	138,500,000	116,800,000
Advance payments by borrowers for taxes and insurance	2,537,232	3,080,472
Accrued interest payable	338,748	190,503
Due to other banks	26,947,036	12,548,881
Other liabilities	4,357,178	2,803,133

Total liabilities	430,055,272	336,692,785

STOCKHOLDERS’ EQUITY:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$.01 par value per share, authorized 9,000,000 shares; 7,945,770 shares issued at June 30, 2003 and September 30, 2002, respectively	79,458	79,458
Treasury stock—at cost (2,435,874 and 2,441,594 shares at June 30, 2003 and September 30, 2002, respectively)	(15,865,593)	(15,162,298)
Treasury stock—equity trust—at cost (164,052 and 68,246 shares at June 30, 2003 and September 30, 2002, respectively)	(1,863,487)	(812,195)
Additional paid-in capital	26,456,051	25,040,619
Unearned MRDP shares	(315,154)	(416,493)
Unearned ESOP shares (75,326 and 132,980 unreleased shares at June 30, 2003 and September 30, 2002, respectively)	(376,633)	(664,893)
Accumulated other comprehensive income	512,403	449,651
Retained earnings	27,517,544	24,040,291

Total stockholders’ equity	36,144,589	32,554,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,199,861	$369,246,925

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans receivable	$5,214,344	$4,105,643	$15,435,395	$12,837,841
Investment securities	45,485	45,122	136,147	148,014
Mortgage-backed securities	89,149	153,866	313,815	512,395
Other	12,983	9,536	18,402	31,260

Total interest income	5,361,961	4,314,167	15,903,759	13,529,510

INTEREST EXPENSE:
Deposits	1,098,802	1,036,017	3,287,683	3,461,367
Advances from Federal Home Loan Bank of Des Moines	803,371	827,743	2,722,251	2,713,789
Other	—	—	2,833	—

Total interest expense	1,902,173	1,863,760	6,012,767	6,175,156

NET INTEREST INCOME	3,459,788	2,450,407	9,890,992	7,354,354
PROVISION FOR LOAN LOSSES	311,232	258,813	1,081,453	791,661

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,148,556	2,191,594	8,809,539	6,562,693

NON-INTEREST INCOME:
Retail banking fees	487,571	475,934	1,382,960	1,224,753
Mortgage revenues-net	2,551,424	950,868	6,185,990	3,274,177
Insurance commissions	84,225	41,466	147,972	144,329
Gain on sale of investment securities	49,912	22,265	73,819	44,065
Other	292,936	155,041	728,291	529,512

Total non-interest income	3,466,068	1,645,574	8,519,032	5,216,836

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,971,054	1,267,907	4,994,747	3,599,516
Occupancy, equipment and data processing expense	737,126	508,529	2,064,531	1,384,668
Advertising	121,165	140,284	409,422	366,380
Professional services	215,188	118,291	522,805	470,817
Other	806,673	296,655	2,210,712	1,175,641

Total non-interest expense	3,851,206	2,331,666	10,202,217	6,997,022

INCOME BEFORE INCOME TAXES	2,763,418	1,505,502	7,126,354	4,782,507
INCOME TAXES	1,163,548	548,888	2,728,051	1,742,144

NET INCOME	1,599,870	956,614	4,398,303	3,040,363
UNREALIZED GAINS ON SECURITIES-NET OF TAX	24,742	105,472	62,752	138,455

COMPREHENSIVE INCOME	$1,624,612	$1,062,086	$4,461,055	$3,178,818

NET INCOME PER COMMON SHARE—BASIC	$0.30	$0.18	$0.82	$0.57

NET INCOME PER COMMON SHARE—DILUTED	$0.28	$0.17	$0.77	$0.54

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE, September 30, 2002	$79,458	$(15,974,493)	$25,040,619	$(416,493)	$(664,893)	$449,651	$24,040,291	$32,554,140
Comprehensive income:
Net income							4,398,303	4,398,303
Change in net unreal-ized gain on securities						62,752		62,752

Total comprehen-sive income								4,461,055

Dividends declared ($.12 per share)							(795,174)	(795,174)
Stock options exercised and related tax benefit		736,815					(139,541)	597,274
Stock repurchase (65,489 shares)		(1,456,626)						(1,456,626)
Equity trust shares purchased		(1,051,291)	1,051,291					—
Release of ESOP shares			364,141		288,260			652,401
Net Management Recognition & Development Plan shares issued		16,515		(30,180)			13,665	—
Amortization of Manage-ment Recognition and Development Plan shares				131,519				131,519

BALANCE, June 30, 2003	$79,458	$(17,729,080)	$26,456,051	$(315,154)	$(376,633)	$512,403	$27,517,544	$36,144,589

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,398,303	$3,040,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Premises and equipment	660,949	401,247
Management Recognition and Development Plan stock awards	131,519	133,005
ESOP shares committed to be released	652,401	210,146
Loan fees, discounts and premiums—net	326,317	168,223
Provision for loan losses	1,081,453	791,661
Losses on sales of real estate acquired in settlement of loans	—	15,944
Mortgage revenues	(6,185,990)	(3,274,177)
Gain on sale of investment securities	(73,819)	(44,065)
Originations of loans receivable for sale to correspondent lenders	(1,114,406,263)	(500,146,912)
Proceeds from sales of loans to correspondent lenders	1,059,721,637	501,087,781
Other, net	1,139,576	743,074

Net adjustments	(56,952,221)	85,927

Net cash (used in) provided by operating activities	(52,553,918)	3,126,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	552,209	2,235,300
Purchase of Bank-owned life insurance	(228,409)	(218,840)
Purchases of investment securities and FHLB stock	(4,387,858)	(1,608,350)
Principal payments received on mortgage-backed securities	2,800,748	2,836,550
Net increase in loans	(25,485,098)	(15,710,304)
Proceeds from sales of real estate acquired in settlement of
loans receivable	—	103,000
Disposal of equipment	63,086	—
Purchases of premises and equipment	(4,528,358)	(1,842,886)

Net cash used in investing activities	(31,213,680)	(14,205,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	56,105,282	(4,343,624)
Increase in Federal Home Loan Bank advances, net	21,700,000	15,300,000
Increase in Due to other banks	14,398,154	1,898,195
Net decrease in advance payments by borrowers for taxes and Insurance	(543,240)	(794,829)
Dividends paid on common stock	(743,185)	(634,407)
Treasury stock issued under stock option plan	597,274	465,368
Stock repurchase	(1,456,626)	(2,755,788)

Net cash provided by financing activities	90,057,659	9,134,915

See accompanying notes to the unaudited consolidated financial statements.	(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

	2003	2002
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$6,290,061	$(1,944,325)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,176,728	13,048,255

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$17,466,789	$11,103,930

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	5,864,522	6,322,323
Income taxes	2,220,600	1,456,000

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	—	118,944
Increase in investments for changes in unrealized gains and losses	101,215	267,940

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2003 and September 30, 2002 and its results of operations for the three- and nine-month periods ended June 30, 2003 and 2002. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002 contained in the Company’s 2002 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

2.	EARNINGS PER SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares outstanding—basic	5,368,706	5,320,752	5,368,828	5,387,854
Effects of dilutive securities	331,474	339,888	318,868	317,648

Weighted average shares outstanding—diluted	5,700,180	5,660,640	5,687,696	5,705,502

Anti-dilutive shares	—	—	659	—

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in the interim as well as annual financial statements about the method of accounting used for stock-based employee compensation and the effect of the method on net income. The Company has elected to continue to account for stock-based employee compensation under APB Opinion No. 25. Accordingly, no stock-based employee compensation cost related to options granted is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table shows pro forma compensation expense, net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation.”

	Three Months, June 30,		Nine Months, June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported:	$1,599,870	$956,614	$4,398,303	$3,040,363

Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards—net of tax effect	(44,137)	(45,670)	(131,345)	(137,017)

Pro forma net income attributable to common stock	$1,555,733	$910,944	$4,266,958	$2,903,346

Earnings per share:
Basic—as reported	0.30	0.18	0.82	0.57
Basic—pro forma	0.29	0.17	0.81	0.56

Diluted—as reported	0.28	0.17	0.77	0.54
Diluted—pro forma	0.27	0.16	0.77	0.52

3.	RECLASSIFICATIONS

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

RECENT EVENTS

On July 21, 2003, the Company effected a two-for-one stock split, in the form of a 100% stock dividend. Accordingly, on that date, each shareholder of record on July 7, 2003 was issued one share of common stock for each share they held.

On June 26, 2003, the Bank signed a definitive agreement to acquire a branch office at 8442 Wornall Road in Kansas City, Missouri from First Federal Banks, F.S.B. Under terms of the agreement, Pulaski will assume the deposits at the branch office and the branch’s fixed assets and premises. No loans are being acquired as part of the transaction. Pulaski Financial Corp. expects to record a core deposit intangible of approximately $800,000 and no goodwill as a result of the transaction. The transaction is expected to be completed during the quarter ending September 30, 2003.

On May 28, 2003, the Company opened a de novo branch at 1700 O’Fallon Road in O’Fallon, Missouri.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $466.2 million, an increase of $97.0 million from $369.2 million at September 30, 2002. The increase in total assets was primarily attributable to increases in loans held for sale and loans receivable, which was funded by an increase in deposits and advances from the Federal Home Loan Bank.

Loans held for sale increased $61.6 million from $97.2 million at September 30, 2002 to $158.7 million at June 30, 2003. The increase was attributable to the net origination of $1.1 billion in first mortgage loans originated for sale during the nine months ended June 30, 2003, compared to $500.1 million during the nine months ended June 30, 2002. Loan originations increased due to increased production from the Company’s new Kansas City lending office as well as lower market interest rates available to borrowers purchasing or refinancing residential properties. The majority of loans originated are pre-committed for sale to investors on a servicing-released basis and sold to investors typically within 30 days of origination.

Loans receivable increased $23.7 million from $227.6 million at September 30, 2002 to $251.2 million at June 30, 2003. The increase was primarily attributed to a $32.5 million increase in home equity loans and a $6.5 million increase in commercial real estate mortgages and a $1.5 million increase in loans in process, which was offset by a $10.4 million decline in residential mortgages, a $2.8 million reduction in consumer loans, and a $963,000 increase in the allowance for loan losses. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The growth in prime-based adjustable home equity loans has been established as a strategic objective, and the large volume of mortgage loans originated during the year has provided greater opportunities to cross-sell this product to customers. The growth in the commercial real estate portfolio was due primarily to the addition of loan participations with other small commercial banks in the Company’s primary lending market. The Company is focused on selecting high credit quality commercial real estate loans to provide diversification of assets to its portfolio. Residential mortgage loans declined as a result of prepayment, amortizations, and borrower refinancing during the low interest rate environment. The balance held in consumer auto loans have declined as the Company has continued to shift strategic focus toward the more favorable prime adjusting home equity loans.

Cash and cash equivalents increased $6.3 million, from $11.2 million at September 30, 2002 to $17.5 million at June 30, 2003, due to higher liquidity needs of the Bank. At June 30, 2003, the balance of cash included a $4.8 million in compensating balances held at a correspondent bank.

Investment and equity securities available for sale increased $2.1 million to $7.0 million at June 30, 2003 from $4.9 million at September 30, 2002. The increase was primarily due to a $2.0 million investment in a mutual fund focused on community reinvestment projects in the St. Louis area.

Premises and equipment increased $3.8 million to $9.8 million at June 30, 2003 from $6.0 at September 30, 2002. The Company invested $2.4 million in an administrative office building and an additional $1.3 million in a new branch location in O’Fallon, Missouri. The administrative office is a 20,000 square foot building adjacent to the home office in Creve Coeur and was purchased in May to support future growth opportunities. Two-thirds of the building is currently leased to outside tenants, with the remaining space being used by the Company. The O’Fallon branch opened in May and is located in one of the fastest growing residential areas in St. Louis.

Total liabilities at June 30, 2003 were $430.1 million, an increase of $93.4 million from $336.7 million at September 30, 2002. The increase in total liabilities was due to increases in deposit balances and borrowings from the Federal Home Loan Bank.

Deposit account balances increased $56.1 million from $201.3 million at September 30, 2002 to $257.4 million at June 30, 2003. The growth resulted from the addition of $41.9 million of certificates of deposit and a $14.2 million increase in transaction and passbook accounts, as the Bank aggressively advertised for checking and money market deposits through direct mail, television and radio advertising. The growth in certificates of deposit was due in part to the addition of $8.9 million in brokered certificates of deposit during the year. At June 30, 2003, the Company had a total of $26.5 million in brokered certificates.

Balances due to other banks increased $14.4 million to $26.9 million at June 30, 2003. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Federal Home Loan Bank advances increased $21.7 million, from $116.8 million at September 30, 2002 to $138.5 million at June 30, 2003. The proceeds were used to fund growth in loans held for sale and were originated with short maturities of typically one week or less. During the quarter ending June 30, 2003, $5.0 million in long-term advances were repaid in an effort to improve the Company’s interest rate risk position. Year to date, the Company has repaid $10.0 million in long-term advances.

Total stockholders’ equity at June 30, 2003 was $36.1 million, an increase of $3.6 million from $32.6 million at September 30, 2002. The increase was primarily attributable to net income for the nine months of $4.4 million and the release of unearned ESOP shares and issuance and amortization of restricted shares amounting to $784,000 and stock option exercises of $597,000. Offsetting these increases in equity were the repurchase of 65,489 shares of common stock for $1.5 million and the payment of dividends of $795,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased $713,000 from $2.5 million at September 30, 2002 to $3.2 million at June 30, 2003 due primarily to an increase in accruing loans past due 90 days or more of $319,000 and the addition of $389,000 in other real estate owned. Accruing loans that were contractually past due 90 days or more at June 30, 2003 was $2.4 million compared to $2.1 million at September 30, 2002. The other real estate owned consists of two residential one-to four-family properties. Non-accrual loans amounted to $356,000 at June 30, 2003 compared to $381,000 at September 30, 2002. The non-accrual loans consisted exclusively of single-family residential and consumer loans. The allowance for loan losses was $3.5 million at June 30, 2003, or .85% of total loans and 126.08% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $2.6 million at September 30, 2002, or .75% of total loans and 103.7% of non-performing loans.

The following table is a summary of our loan loss experience for the periods indicated:

	Three Months, June 30,		Nine Months, June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Allowance for loan losses, beginning of period	$3,263	$2,202	$2,553	$1,844
Provision for loan losses	311	259	1,081	792

Loans charged-off	(58)	(65)	(120)	(251)
Recoveries of loans previously charged-off	0	2	2	13

Allowance for loan losses, end of period	3,516	2,398	3,516	2,398

Ratio of allowance to total loans outstanding	0.85%	0.93%	0.85%	0.93%
Ratio of allowance to nonperforming loans	126.08%	103.41%	126.08%	103.41%

The Company maintains an allowance for loan losses to absorb inherent losses in the Company’s loan portfolio. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value ratio, the affordability ratios or other personal history. Five-year historical loss rates and industry data for each credit rating is used to determine the appropriate allocation percentage for each loan grade. Commercial real estate, consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002:

All trends and reasons for increases and decreases for the three months ended June 30, 2003 and 2002 are reflective of the trends and reasons for increases and decreases for the nine month periods ended June 30, 2003 and 2002, in all material respects, unless otherwise noted.

GENERAL

Net income for the three months ended June 30, 2003 was $1.6 million, a 67.2% increase compared to $957,000 for the three months ended June 30, 2002. Net income for the nine months ended June 30, 2003 was $4.4 million compared to $3.0 million for the nine-month period ended June 30, 2002, which is a 44.7% increase. The growth in net income in 2003 was due primarily to increased net interest income and higher non-interest fee income, partially offset by increases in non-interest expense and income taxes.

INTEREST INCOME

Interest income increased $1.0 million, or 24.3%, to $5.4 million for the three months ended June 30, 2003, compared to $4.3 million for the three months ended June 30, 2002. The increase in interest income was primarily due to a $146.7 million increase in the average balance of total loans during the three months ended June 30, 2003 compared to the same period in 2002, which was offset by a decline in the weighted average yield on total loans from 6.79% to 5.37%. The decline in yield was due to the decline in interest rates during the year. For the nine months ended June 30, 2003, interest income increased $2.4 million or 18%, compared to the nine months ended June 30, 2002, which was due to a $119.9 million increase in the average balance of total loans during the nine month period ended in June 30, 2003 compared to the same period in 2002. Offsetting the increase in the average balance of total loans was a decline in the yield on loans from 6.87% for the nine months ended June 30, 2002 to 5.58% for the nine months ended June 30, 2003.

Interest income from mortgage-backed securities was $89,000 for the three months ended June 30, 2003 compared to $154,000 for the three months ended 2002. The decline in interest from mortgage-backed securities was due a decline in the average balance of these investments as the Company used proceeds from maturities of securities to fund the mortgage lending activity. For the nine months ended June 30, 2003, interest income from mortgage-backed securities was $314,000 compared to $512,000 for the prior period.

INTEREST EXPENSE

Interest expense increased $38,000 to $1.9 million for the three months ended June 30, 2003 compared to the same period last year, which was caused by an increase in deposit expense, which was offset by a decline in interest expense from Federal Home Loan Bank advances. The average balance of both deposits and advances increased from $241.6 for the three months ending June 30, 2002 to $377.0 million for the same period ending June 30, 2003 as the Company sought additional liquidity to support its lending activities. However, this increase was offset by a lower cost of funds as the weighted average cost of liabilities declined from 3.09% to 2.02%. The average balance of advances increased $70.1 million to $132.4 million for the three months ended June 30, 2003 compared to $62.3 million for the same period a year earlier. Despite the increase in average balance, interest expense on the advances declined $24,000 between the two periods because the weighted average interest rate declined from 5.31% to 2.43% due to lower rates and shorter durations. Interest expense on deposits increased $63,000 due to an increase in the average balance from $179.3 million for the three months ending June 30, 2002 to $244.6 million, but was offset by a decline in the weighted average cost of deposits from 2.31% to 1.80%.

For the nine months ended June 30, 2003, interest expense was $6.0 million or $162,000 less than the nine months ended June 30, 2002, due to a decline in the average total cost of funds from 3.31% on the average balance of $248.7 million in interest bearing liabilities for the nine months ended June 30, 2002 compared to an average cost of funds of 2.26% on the average balance of $354.6 million for the nine months ended June 30, 2003.

AVERAGE BALANCE SHEET

The following table sets forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	June 30, 2003
	Three Months Ended			Nine Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$388,501	$5,214	5.37%	$369,050	$15,436	5.58%
Investment securities	2,911	45	6.25%	2,911	136	6.24%
Mortgage-backed securities	5,189	89	6.87%	6,101	314	6.86%
Other	4,602	13	1.13%	2,187	18	1.12%

Total interest-earning assets	401,203	5,361	5.35%	380,249	15,904	5.58%
Non-interest-earning assets	32,982			29,268

Total assets	$434,185			$409,517

Interest-bearing liabilities:
Deposits	$244,619	$1,099	1.80%	$227,257	$3,288	1.93%
FHLB advances/other borrowings	132,419	802	2.43%	127,373	2,725	2.85%

Total interest-bearing liabilities	377,038	1,901	2.02%	354,630	6,013	2.26%

Non-interest bearing liabilities	21,551			20,281
Shareholders’ equity	35,596			34,606

Total liabilities and stockholders equity	$434,185			$409,517

Net interest income		$3,460			$9,891

Interest rate spread			3.33%			3.32%
Net interest margin			3.45%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities		106.41%			107.22%

	June 30, 2002
	Three Months Ended			Nine Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$241,829	$4,106	6.79%	$249,145	$12,838	6.87%
Investment securities	2,846	45	6.34%	2,876	148	6.86%
Mortgage-backed securities	8,848	154	6.96%	9,836	512	6.95%
Other	2,418	10	1.58%	2,331	31	1.79%

Total interest-earning assets	255,941	4,315	6.74%	264,188	13,529	6.83%
Non-interest-earning assets	30,948			29,755

Total assets	$286,889			$293,943

Interest-bearing liabilities:
Deposits	$179,265	$1,036	2.31%	$180,210	$3,461	2.56%
FHLB advances/other borrowings	62,331	829	5.31%	68,530	2,714	5.28%

Total interest-bearing liabilities	241,596	1,865	3.09%	248,740	6,175	3.31%

Non-interest bearing liabilities	13,629			13,829
Shareholders’ equity	31,664			31,374

Total liabilities and stockholders equity	$286,889			$293,943

Net interest income		$2,450			$7,354

Interest rate spread			3.66%			3.52%
Net interest margin			3.83%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities		105.94%			106.21%

PROVISION FOR LOAN LOSSES

The provision for loan losses was $311,000 and $1.1 million for the three and nine-month periods ended June 30, 2003, respectively, compared to $259,000 and $792,000 for the three and nine-month periods ended June 30, 2002, respectively. The provision expense for the three months ended June 30, 2003 was primarily allocated against home equity, commercial real estate and “B” and “C” credit residential properties (the Company’s portfolio underwriting strategy is defined in the September 30, 2002 10-K). For the nine months ended June 30, 2003, the provision expense reflects management’s expectations for inherent loan losses, including a $400,000 reserve for its new commercial real estate loan portfolio, which had a balance of $15.1 million at June 30, 2003.

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

NON-INTEREST INCOME

Non-interest income increased $1.8 million for the three months ended June 30, 2003 from $1.6 million to $3.5 million. The increase in non-interest income was the result primarily of an increase in mortgage revenues of $1.6 million, other income of $137,000 and retail banking fees of $12,000. Non-interest income increased $3.3 million from $5.2 million for the nine months ended June 30, 2002 to $8.5 million for the nine months ended June 30, 2003, due primarily to an increase in mortgage revenues of $2.9 million, an increase in retail banking fees of $158,000 and an increase in other non-interest income of $224,000.

For the three- and nine-month periods ended June 30, 2003, mortgage revenues were $2.6 million and $6.2 million, respectively. The revenues were generated primarily from sales of loans to investors, with servicing released. The volume of loans sold for the three- and nine-month periods ended June 30, 2003 was $416.3 million and $1.1 billion, respectively, compared to $131.6 million and $501.1 million, respectively, for the same periods ended June 30, 2002. The higher volume of loans sold was the result of increased originations due to a larger lending staff including a new lending office in Kansas City, combined with a lower interest rate environment.

Retail banking fees rose 2% from $476,000 in the June 30, 2002 quarter to $488,000 in the June 30, 2003 quarter. Management continues to focus on growth of checking accounts, and has continued to see growth in both the balance and number of checking accounts, which is the primary source of retail banking revenue. For the nine-month period ending June 30, 2003 retail banking fees were up 13% to $1.4 million due primarily to growth of checking accounts.

Other income increased $138,000 and $199,000 for the three-month and nine-month periods ended June 30, 2003, respectively, due to increased dividend income on FHLB stock and higher fee income from transaction accounts with another correspondent bank. In addition, the Bank realized $56,000 in lease income during the June 30, 2003 quarter following the acquisition of an administration building during May. Lease income is expected to exceed more than $25,000 per month for future periods.

NON-INTEREST EXPENSE

Non-interest expenses increased from $2.3 million and $7.0 million for the three- and nine-month periods ended June 30, 2002, respectively, to $3.9 million and $10.2 million for the three and nine-month periods ended June 30, 2003, respectively. The increase in expenses was primarily attributed to an increase in salaries and other direct expenses related to increased volumes of loan originations.

Salaries and employee benefits expense increased $703,000 to $2.0 million for the three months ended June 30, 2003 from $1.3 million for the three months ended at June 30, 2002. The increase was primarily attributed to a $403,000 cost associated with the release of incremental shares of the ESOP. The additional shares were released in order to reduce the future liabilities of the plan. For the nine-month period, salaries and employee benefits expense increased $1.4 million from $3.6 million for the nine months ended June 30, 2002 compared to $5.0 million for the nine months ended June 30, 2003. In addition to the incremental $403,000 ESOP expense realized in the June 30, 2003 quarter, the Company also experienced higher costs for loan origination and support staff to facilitate growth in the lending division including the opening of a new mortgage origination office in Overland Park, Kansas, as well as increased costs for internal audit, information systems support, senior management compensation and benefits costs.

Occupancy and equipment related expenses increased during the June 30, 2003 quarter due to the acquisition of the administrative building and the opening of a new retail branch location. For the nine-month period, occupancy and equipment related expenses increased due to higher data processing expenses and building, equipment and leasehold depreciation expense.

During the three months ended June 30, 2003, other non-interest expense increased $510,000 to $807,000. The increase in other non-interest expense was due to a $242,000 expense associated with the prepayment of $5.0 million of FHLB advances. For the nine-month period ended June 30, 2002, the Company has retired $10.0 million in advances, which has resulted in early termination fees of $613,000. Other expense has also increased due to higher lending volumes, which has created higher postage, document delivery, supplies and direct underwriting related expenses.

INCOME TAXES

The provision for income taxes was $1.2 million for the three-month period ended June 30, 2003. The tax provision for the quarter was increased by $138,000 due to the incremental release of ESOP shares. Due to the adjustment for the ESOP, the three-month period effective tax rate was 42.1% compared to the nine-month period effective tax rate of 38.3%. Excluding the ESOP adjustments, the three-month and nine-month effective tax rates of 36.4% for June 30, 2002 were similar to effective adjusted tax rate for the same periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Even though federal regulations no longer require the Bank to maintain minimum levels of liquid assets (i.e., cash and eligible investments), the Bank continues to maintain levels of liquidity in excess of the 4% liquidity ratio formerly required by regulation. For the quarter ended June 30, 2003, the Bank’s average liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 5.93%. The Bank must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 2003, the Bank had outstanding commitments to originate loans of $18.4 million and commitments to sell loans of $176.7 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $110.6 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At June 30, 2003, the Bank had approximately $46.8 million in available borrowing authority under the above-mentioned arrangement and $138.5 million in advances from the FHLB. The Company also maintains a $16 million line of credit with a correspondent bank.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2003:

	June 30, 2003 (Dollars in thousands)
	Certificates of deposit	FHLB Borrowings	Due to Other Banks
Three months or less	$43,542	$112,000	$26,947
Over three months through six months	28,764	—	—
Over six months through twelve months	38,262	—	—
Over twelve months	35,799	26,500	—

Total	$146,368	$138,500	$26,947

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at June 30, 2003 are as follows:

June 30, 2003 (Dollars in thousands)
Operating Leases
Less than one year	$238,125
Over 1 year but less than 5 years	788,440
Over 5 years	55,817

Total	$1,082,382

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at June 30, 2003.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2003:
Tangible capital (to total assets)	$31,448	6.79%	$6,945	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	34,903	11.02%	25,344	8.00%	$31,680	10.00%
Tier I risk-based capital (to risk-weighted assets)	31,448	9.93%	15,840	5.00%	19,008	6.00%
Tier I total capital (to total assets)	31,448	6.79%	18,521	4.00%	23,151	5.00%

As of September 30, 2002:
Tangible capital (to total assets)	$26,686	7.28%	$5,495	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	29,197	12.63%	18,490	8.00%	$23,113	10.00%
Tier I risk-based capital (to risk-weighted assets)	26,686	11.55%	11,557	5.00%	13,868	6.00%
Tier I total capital (to total assets)	26,686	7.28%	14,654	4.00%	18,317	5.00%

EFFECTS OF INFLATION

Changes in internet rates may have a significant impact on a commercial bank’s performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio. The Company’s operations are not currently impacted by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2003, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 other than an increase in borrowings from the FHLB, as previously disclosed in the financial statements.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

EFFECTS OF NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146—Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3—Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. On January 1, 2003, we implemented SFAS No. 146, which did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. On December 31, 2002, we implemented FASB Interpretation No. 45, which did not have a material effect on our consolidated financial statements other than the additional disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

On April 30, 2003, the FASB issued SFAS No. 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. All provisions of SFAS No. 149 are required to be applied prospectively. We are currently evaluating the requirements of SFAS No. 149 and believe such requirements will not have a material effect on our consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity as it requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the fiscal period beginning after December 15, 2003.

We are currently evaluating the requirements of SFAS No. 150 and believe such requirements will not have a material effect on our consolidated financial statements.

In January, 2003, the FASB issued FASB Interpretation No. 46—Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On June 30, 2003, we implemented FASB Interpretation No. 46, which did not have a material effect on our consolidated financial statements.

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

A.             Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Bylaws of Pulaski Financial Corp.*

4.0	Form of Certificate for Common Stock**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

B.             Reports on Form 8-K

On April 29, 2003, the Company filed a Form 8-K in which it announced its financial results for the quarter ended March 31, 2003. The press release announcing the financial results was attached by exhibit.

On June 2, 2003, the Company filed a Form 8-K in which it announced under Item 4 that it had changed accounting firms. The letter stating the former accountants concurrence with the disclosure contained in the Form 8-K was attached by exhibit.

On June 16, 2003, the Company filed a Form 8-K/A in which it announced under Item 4 that Ernst & Young LLP had been dismissed and that KPMG LLP has been engaged. Ernst & Young’s letter concurring with the revised disclosure in the Form 8-K was attached by exhibit.

On June 19, 2003, the Company furnished a Form 8-K in which it announced under Item 9 the declaration of a two-for-one stock split in the form of a 100% stock dividend and a $0.12 cash dividend. The press release announcing the stock split and the cash dividend was attached by exhibit.

On June 27, 2003, the Company furnished a form 8-K in which it announced that its wholly-owned subsidiary, Pulaski Bank, had signed a definitive agreement to purchase a branch office from First Federal Bank, F.S.B. The press release announcing the execution of the agreement to acquire the branch office was attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 14, 2003	/s/William A. Donius
William A. Donius
Chairman and Chief Executive Officer

Date: August 14, 2003	/s/Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer