Form 10-K
period 2003-09-30
PULASKI FINANCIAL CORP
filed 2003-12-29
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-24571

PULASKI FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Missouri	43-1816913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12300 Olive Boulevard, St. Louis, Missouri 63141

(Address of principal executive offices)

Registrant’s telephone number, including area code: (314) 878-2210

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

The market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $51.2 million.

There were issued and outstanding 5,423,839 shares of the registrant’s common stock as of December 15, 2003.

Documents Incorporated by Reference

Portions of 2003 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, rather statements based on Pulaski Financial Corp.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company” or the “Registrant”) was formed in 1998 to become the holding company for Pulaski Bank (the “Bank”) upon the Bank’s reorganization from the mutual holding company to the stock holding company form of organization. The Company’s primary asset is its investment in the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

The Bank is regulated by the Office of Thrift Supervision (the “OTS”), its primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), the insurer of its deposits. The Bank’s deposits are insured by the FDIC up to applicable legal limits under the Savings Association Insurance Fund (the “SAIF”). The Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System since 1946.

The Bank is a community oriented financial institution offering traditional financial services. The Bank’s business consists principally of attracting retail deposits from the general public and primarily using them to originate mortgage loans secured by one-to four-family residences and, to a lesser extent, home equity loans and commercial mortgages.

Market Area

The Bank has developed two distinct market areas in the metropolitan areas of St. Louis and Kansas City. In St. Louis, the Bank conducts operations out of its main office and five branch offices located in St. Louis County, the city of St. Louis and St. Charles County. During fiscal 2003, the Bank opened a mortgage lending office in Johnson County, Kansas. Subsequently, the Bank acquired a retail branch location approximately six miles from the Johnson County lending office in the neighboring county of Jackson County, Missouri. Most of the Bank’s depositors live in the areas surrounding its branches. However, the Bank’s lending area is broader, consisting of the entire metropolitan areas of St. Louis and Kansas City.

Competition

The Bank faces intense competition attracting savings deposits (its primary source of lendable funds) and originating loans. Its most direct competition for savings deposits has historically come from commercial banks, other thrift institutions, and credit unions located in its market area. The Bank has faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The Bank’s competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the metropolitan areas of St. Louis and Kansas City.

Lending Activities

General. The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One to four family residential	$167,410	59.25%	$157,776	66.70%	$155,900	75.36%	$169,770	79.87%	$140,877	77.63%
Real estate construction & development	12,531	4.44	3,656	1.55	6,221	3.01	3,631	1.71	589	0.32
Multi-family residential	4,205	1.49	3,780	1.60	697	0.34	914	0.43	1,301	0.72
Commercial	4,700	1.66	8,147	3.44	1,409	0.68	412	0.19	567	0.31

Total real estate loans	188,846	66.84	173,359	73.29	164,227	79.39	174,727	82.20	143,334	78.98

Consumer and Other Loans:
Automobile loans	2,592	0.92	5,886	2.49	12,109	5.85	21,450	10.09	31,600	17.41
Home equity loans	89,298	31.61	55,410	23.42	28,586	13.82	14,396	6.77	5,022	2.77
Other	1,794	0.63	1,893	0.80	1,956	0.94	1,983	0.94	1,513	0.84

Total consumer and other loans	93,684	33.16	63,189	26.71	42,651	20.61	37,829	17.80	38,135	21.02

Total loans	282,530	100%	236,548	100%	206,878	100%	212,556	100%	181,469	100%

Less:
Loans in process	3,083		7,293		1,577		2,288		364
Unamortized loan origination charges, net of direct costs	(1,313)		(879)		(658)		(1,017)		(1,413)
Allowance for loan losses	3,866		2,553		1,844		1,366		986

Total loans receivable, net	$276,894		$227,581		$204,115		$209,919		$181,532

Residential Mortgage Lending. The majority of loans in the Bank’s portfolio are secured by single-family residential properties. At September 30, 2003, $167.4 million, or 59.3%, of the Bank’s total loan portfolio consisted of loans secured by one-to four-family residential property.

The majority of the Bank’s mortgage production is sold on a best efforts, flow basis, servicing released, to more than fifteen different regional and national secondary market investors. This strategy enables the Bank to have a much larger lending capacity, provide a much more comprehensive product offering and drastically reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows the Bank to offer more competitive interest rates. Loans originated for sale are closed in the name of the Bank and held in “warehouse” until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield because the Bank is able to fund a longer-term asset (typically a 30 year mortgage) with low yielding, short term funds. Loan sale activity is the Bank’s largest source of non-interest income.

The Bank is a direct endorsement lender with the Federal Housing Administration (“FHA”). Consequently, the Bank’s FHA approved direct endorsement underwriters are authorized to approve or reject FHA-insured loans up to maximum amounts established by FHA. The Bank is also an automatic lender with the Veterans’ Administration (“VA”), which enables designated qualified Bank personnel to approve or reject loans on behalf of VA. At September 30, 2003, the Bank had $3.9 million of FHA- or VA-insured loans. The Bank also participates in programs to provide financing for low-to moderate-income housing through the Missouri Housing Development Commission.

The Bank offers a variety of adjustable-rate mortgage (“ARM”) loans. These ARM loans may be sold in the secondary market or originated for portfolio investment. The loan fees charged, interest rates and other provisions of the Bank’s ARM loans are determined by the Bank on the basis of its own pricing criteria, the composition and interest rate risk of its current loan portfolio and market conditions. Interest rates and payments on the Bank’s ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on the Bank’s ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. The Bank qualifies the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. The Bank does not originate negative amortization loans for portfolio investment. The Bank believes that the periodic adjustment feature of its ARM loans provides flexibility to meet competitive conditions as to initial rate concessions while preserving the Bank’s return on equity objectives by limiting the duration of the initial rate concession. At September 30, 2003, the Bank had approximately $128.9 million of ARM loans, or 68.3% of the Bank’s real estate loan portfolio.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans originated by the Bank generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are theoretically subject to increased risks of default, delinquency, or prepayment. Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

The Bank also originates fixed-rate mortgage loans on one-to four-family residential properties. At September 30, 2003, the Bank had approximately $59.9 million, or 31.7% of the Bank’s real estate loan portfolio, in fixed-rate residential mortgage loans. Fixed-rate loans are generally underwritten according to Freddie Mac and Fannie Mae standards so as to qualify for sale in the secondary mortgage market. In recent years, as part of its asset/liability management, the Bank has sold the majority of fixed-rate mortgage loans to investors through its correspondent relationships. In the future, the Bank may choose to retain more loans for its portfolio and/or retain servicing rights. Retaining fixed-rate loans in its portfolio would subject the Bank to a higher degree of interest rate risk.

Residential mortgage loans that do not meet the standards for sale in the secondary market are retained in the Bank’s portfolio. These loans are underwritten using an internal credit-scoring model, which assesses credit risk and assigns one of four ratings to the loan (“A,” “A-,” “B,” and “C”). The Bank generally charges a higher interest rate to compensate for non-conforming features. At September 30, 2003, the Bank had approximately $82.8 million of such loans, with $16.5 million in the “C” category.

Fixed-rate single-family residential real estate loans are normally originated with 15 or 30 year terms. Such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in the Bank’s loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The Bank requires title insurance insuring the status of its lien on all of its real estate secured loans and also requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraisal value or the purchase price. Typically, the Bank will make loans in excess of that limit provided the borrower obtains mortgage insurance or the customer demonstrates sufficient credit history and ability to service the debt. In some cases, borrowers choose to obtain subordinate financing to limit the first mortgage to 80% or less. These second mortgages are priced with enhanced yields so that the Bank is compensated for the absence of mortgage insurance. In the cases of loans guaranteed by FHA or VA, the Bank offers loans on loan-to-value ratios of up to 97% and 100%, respectively. At September 30, 2003, the Bank had a $26.9 million balance of residential mortgage loans with a combined loan to value of 90% or greater and no private mortgage insurance.

The Bank generally obtains appraisals on its real estate loans from outside appraisers, but, in limited instances (i.e., loan-to-value ratios less than 55%), may waive its outside appraisal requirement.

Commercial Real Estate Loans. The Bank engages in a limited amount of commercial real estate lending, typically through both direct originations and participation arrangements with other banks in St. Louis. The Bank has expanded its commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based floating rate loans, or short-term (1-5 year) fixed-rate loans. The Bank’s commercial loan policy limits the balance of commercial real estate loans to the lesser of 20% of the total loans outstanding or 25% of the Bank’s tier 1 capital plus the allowance for loan loss. At September 30, 2003, commercial real estate loans in the Bank’s portfolio totaled $4.7 million. Loans secured by commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. The Bank’s largest commercial loan at September 30, 2003 was a $2.9 million loan secured by commercial real estate and was performing according to its original terms. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. The Bank’s lending personnel or an agent of the Bank inspects all of the properties securing the Bank’s commercial real estate loans before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Consumer and Other Loans. The Bank’s consumer loan department makes consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans consist primarily of home equity lines of credit (“HELOC”), but also include automobile loans, unsecured loans, and other secured consumer goods loans.

At September 30, 2003, the Bank’s consumer and other loans totaled approximately $93.7 million, or 33.2% of the Bank’s total loans. Of this total, HELOC loans amounted to $89.3 million, automobile loans amounted to $2.6 million and other consumer loans totaled $1.8 million. The automobile portfolio is decreasing as a result of repayment of the existing portfolio and because the Bank has shifted its focus away from such loans to the prime-rate adjustable HELOC loans.

Home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit. Home equity loans with greater than 90% LTV are insured with mortgage insurance by the Bank. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. The Bank’s introductory rate on HELOC loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history.

The automobile loans currently in the portfolio consist of loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans.

Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At September 30, 2003, the aggregate amount of consumer loans 90 days or more past due was $79,000, which represents 0.8% of total consumer loans.

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date.

	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Residential real estate	$51,400	$96,066	$36,680	$184,146
Consumer and other	82,582	2,616	8,486	93,684
Commercial real estate	1,770	2,607	323	4,700

Total loans	$135,752	$101,289	$45,489	$282,530

The following table sets forth, as of September 30, 2003, the dollar amount of all loans due or repricing after September 30, 2004, which have fixed interest rates and have adjustable interest rates.

	Fixed	Adjustable
	(In thousands)
Residential real estate	$41,942	$89,034
Consumer and other `	2,742	8,361
Commercial real estate	2,932	1,767

Total	$47,616	$99,162

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

Loan Solicitation and Processing. Loan applicants come through direct marketing efforts by loan officers of the Bank, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, Internet and print advertising promotions. All types of loans may be originated in any of the Bank’s offices, though most loans are closed at the Bank’s main office. Loans are serviced from the Bank’s main office. Loans sold into the secondary mortgage market are generally serviced by the purchaser. Loans sold on a participation basis are serviced by the Bank. Loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

Residential loans in the amount of $400,000 or less may be approved by one Senior Officer and an underwriter. Loans over $400,000 and up to $750,000 require the approval of the Chief Lending Officer in conjunction with underwriters, Senior Officers and a member of the Executive Committee, depending upon the amount of the loan. Any loans in excess of $750,000 require consent of the Executive Committee and approval by the Chief Lending Officer. An internal loan committee approves commercial loans up to $1.5 million, while all loans above this level are approved by the board of directors.

Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Originations, Sales and Purchases. During the years ended September 30, 2003, 2002 and 2001, the Bank’s total gross loan originations were $1.8 billion, $907.2 million and $509.2 million, respectively.

To manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates paid on deposits will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when deposit flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the investor, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold. Additionally, the Bank generally negotiates a best efforts delivery, which minimizes any exposure from loans that do not close.

During the year ended September 30, 2003, the Bank sold $1.6 billion of residential mortgage loans to correspondent lenders, servicing released, compared to $701.0 million in fiscal 2002 and $397.2 million in fiscal 2001. At September 30, 2003, the Bank was servicing approximately $12.8 million of loans for others, including $12.4 million in home equity loans to one investor. Servicing loans generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors.

During the year ended September 30, 2003, the Bank purchased $300,000 in residential loans from investors. The loans repurchased, which the Bank sold to investors with recourse, subsequently became non-performing. All of these loans were FHA loans and had active government guarantees, and consequently, were not included in the Bank’s classified assets.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$332,943	$244,723	$226,868

Loans originated:
Residential real estate	1,641,647	837,871	475,231
Commercial real estate	9,532	4,046	75
Consumer and other	119,351	65,288	33,907

Total loans originated	1,770,530	907,205	509,213

Loans purchased:
Residential real estate	305	446	500
Commercial real estate	10,931	13,051	—

Loans sold:
Total whole loans sold	(1,567,394)	(701,003)	(397,155)

Mortgage loan principal repayments	(86,605)	(44,713)	(39,548)
Consumer loan repayments and all other	(117,007)	(86,766)	(55,155)

Net loan activity	10,760	88,220	17,855

Total gross loans, including loans held for sale, at end of period	$343,703	$332,943	$244,723

Loan Commitments. The Bank issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 60 to 90 days from the date of loan approval. The Bank had outstanding loan commitments of approximately $34.6 million at September 30, 2003, of which $22.2 million were fixed-rate commitments and $12.4 million were either adjustable-rates loans or were conforming loans committed to be sold. Additionally, the Bank had unused lines of credit on home equity lines amounting to $143.7 million at September 30, 2003. See Note 17 of Notes to Consolidated Financial Statements.

Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or charges associated with loans that are prepaid are recognized as interest income adjustments at the time of prepayment. Deferred fees are recognized as mortgage revenue on loans that are sold to investors. The Bank had approximately $1.3 million of net deferred loan charges on loans retained at September 30, 2003.

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

When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 15 days following the payment due date. The Bank daily receives a computer-generated collection report. The customer is contacted by telephone to ascertain the nature of the delinquency. If by the 30th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank’s intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

The Bank’s Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent 30 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

During fiscal 2003, residential real estate loans past due over 90 days and accruing interest increased $1.6 million. The increase was due to several large residential credits, which are non-perfoming due to declines in current economic conditions. In general, the residential credits are well collateralized with loan to value ratios below 80% and are secured in a first position.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate	$264	$303	$173	$314	$223
Commercial real estate	—	—	—	—	—
Consumer and other	202	120	173	101	54

Total	466	423	346	415	277

Accruing loans which are contractually past due 90 days or more:
Residential real estate	3,550	1,920	1,935	1,297	1,082
Commercial real estate	—	—	—	—	—
Consumer and other	181	156	158	217	71

Total	3,731	2,076	2,093	1,514	1,153

Troubled debt restructurings	37	7	222	158	—

Non-performing loans (1)	4,234	2,506	2,661	2,087	1,430
Real estate owned (net)	35	—	—	28	228
Other non-performing assets	14	8	—	7	—

Total non-performing assets	$4,283	$2,514	$2,661	$2,122	$1,658

Total loans delinquent 90 days or more as a percentage of net loans	1.09%	0.63%	0.86%	0.72%	0.61%
Total loans delinquent 90 days or more as a percentage of total assets	0.93%	0.56%	0.72%	0.54%	0.47%
Total non-performing assets as a percentage of total assets	1.07%	0.68%	0.92%	0.75%	0.68%

(1)	Includes $654,000, $288,000, $684,000, $444,000, and $363,000 of FHA/VA loans at September 30, 2003, 2002, 2001, 2000 and 1999, respectively, the principal and interest payments on which are fully insured.

Interest income that would have been recorded for the years ended September 30, 2003, 2002 and 2001 had non-accruing and restructured loans been current in accordance with their original terms was $42,000, $33,000 and $30,000, respectively. No interest from these loans was included in net income for these periods.

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. At September 30, 2003, the Bank had real estate owned of $38,000, which had a specific valuation allowance of $3,000, resulting in a $35,000 net carrying value.

Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the OTS regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners

The Bank’s Chief Executive Officer, Chief Financial Officer, Executive Vice President and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

The following table sets forth the number and amount of classified loans at September 30, 2003:

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
Residential	6	$81	—	—	34	$3,074	—	$—
Commercial	—	—	—	—	—	—	—	—

Consumer:
Automobile loans	23	83	—	—	29	71	—	—
Home Equity loans	3	50			5	66
NOW overdrafts	—	—	995	$238	—	—	—	—
Other	1	5	—	—	2	6

Total	33	$219	995	$238	70	$3,217	—	—

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. All charged-off loans are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank’s income. The provision for loan losses is based on management’s periodic evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Bank frequently recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances or “SVA” in order to reduce loan balances below the market value of the collateral. At September 30, 2003, the Bank had established SVAs for 33 loans and a balance of $219,000.

The following assessments are performed quarterly in accordance with the Bank’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit- scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value, the affordability ratios and other personal history. Five-year historical loss rates and industry data for each credit rating is used to determine the appropriate allocation percentage for each loan grade. Commercial real estate loans are individually reviewed and assigned a credit risk rating on an annual basis by the internal loan committee. Consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

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

At September 30, 2003, the Bank had an allowance for loan losses of $3.9 million, which represented 1.13% of total loans and 91.31% of non-performing loans. Management believes that the amount maintained in the allowance will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations.

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine allowance provisions are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience.Any material increase in non-performing loans will adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance at beginning of period	$2,553	$1,844	$1,366	$986	$763
Provision for loan losses	1,487	1,011	752	499	265
Charge-offs:
Residential real estate	26	34	20	10	36
Consumer and other	160	286	255	123	16

Total charge-offs	186	320	275	133	52
Recoveries	12	18	1	14	10

Net charge-offs	174	302	274	119	42

Allowance at end of period	$3,866	$2,553	$1,844	$1,366	$986

Allowance for loss losses as a percentage of total loans outstanding at the end of the period	1.13%	0.78%	0.76%	0.61%	0.52%
Net charge-offs as a percentage of average loans outstanding during the period	0.05%	0.12%	0.12%	0.06%	0.02%
Allowance for loan losses as a percentage of non-performing loans	91.31%	101.89%	69.30%	65.45%	68.95%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$1,788	65.18%	$1,348	69.85%	$1,237	78.70%	$917	82.01%	$86	78.67%
Commercial real estate	567	1.66	118	3.44	—	0.68	—	.19	—	0.31
Consumer and other	1,511	33.16	1,087	26.71	607	20.62	369	17.80	34	21.02
Unallocated	—	—	—	—	—	—	80	—	866	—

Total allowance for loan losses	$3,866	100.00%	$2,553	100.00%	$1,844	100.00%	$1,366	100.00%	$986	100.00%

Investment Activities

The Bank is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds. Savings institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

Generally Accepted Accounting Principles (“GAAP”) require that investments be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.” Debt and equity securities held for resale are classified as “trading securities.” Such securities are reported at fair value, and unrealized gains and losses on such securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale.” Such securities are reported at fair value, and unrealized gains and losses on such securities are included in other comprehensive income (net of tax). Investment in securities includes $1.7 million in equities of other financial institutions and $2.0 million in an equity investment in a community reinvestment act mutual fund. At September 30, 2003, the fair market value of these equities was $4.3 million.

The Company maintains a portfolio of mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle the Company to receive a pro rata portion of the cash flows from an identified pool of mortgages. The Company maintains a portfolio of collateralized mortgage obligations (“CMOs”), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities called “ tranches”. The cash flows from such pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. The Company’s CMOs are short-maturity tranches. The Company purchased a $5.0 million CMO pool during fiscal 2003 and none in fiscal 2002 and 2001.

The Investment Committee, comprised of the Company’s President and Chief Executive Officer, Chief Financial Officer, Executive Vice President and Former CFO, Consultant and Director, determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Investments are made following certain considerations, which include the Company’s liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company’s credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

All of the Company’s debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that the Company may have to reinvest the funds at a lower interest rate.

The following table sets forth the carrying value of the Company’s investment and mortgage-backed securities portfolio at the dates indicated. The Company’s investment securities portfolio at September 30, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Held to maturity at amortized cost:
Investment securities:
U.S. Treasury and agency obligations	$—	$—	$1,737
Certificates of Deposit	1,730	—	—

Mortgage-backed securities:
Mortgage-backed securities	$1,072	$1,592	$2,156
CMOs	115	203	361

Total mortgage-backed Securities	$1,187	$1,795	$2,517

FHLB stock	$3,880	$5,840	$3,960

Available for sale, at fair value:
Investment securities:
U.S. Treasury and agency obligations	$2,086	$2,914	$2,898

Mortgage-backed securities:
Fannie Mae	$7,675	$5,687	$8,788
Equity securities	$4,346	$1,963	$1,327

The following table sets forth the maturities and weighted average yields of the securities in the Company’s investment and mortgage-backed securities portfolios at September 30, 2003. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2003, the Company’s portfolio did not include any callable securities. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At September 30, 2003
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to maturity:
Investment securities:
Certificates of Deposit	$1,730	1.44%	$—	—	$—	—	$—	—

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$48	8.64%	$81	10.32%	$943	8.69%
CMOs	—	—	—	—	—	—	115	2.03%

Total mortgage-backed securities	$—	—	$48	8.64%	$81	10.32%	$1,058	7.97%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$768	6.50%	$1,318	7.08%	$—	—	$—	—
Mortgage-backed securities:
Mortgage-backed securities	—	—	324	5.99%	$5,284	3.93%	$2,068	7.15%

Sources of Funds

General. Deposits, loan repayments, loan sales and FHLB borrowings are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. The Bank’s depositors reside predominately in the State of Missouri. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, the pricing of competitors, and profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank’s Asset Liability Committee regularly reviews its deposit mix and pricing. At September 30, 2003, the Bank had issued $26.4 million in brokered cash deposits. The brokered deposits were issued to satisfy seasonal lending volumes and have a maturity of less than 1 year. The Bank’s ability to issue brokered deposits is limited by the Bank’s capital levels, which must be “well capitalized” according to regulatory capital requirements (see Note 13 in the Notes to the consolidated financial statements).

The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing	$9,395	3.00%	$5,736	2.85%	$4,770	2.51%
NOW checking	25,848	8.24	21,591	10.73	17,643	9.30
Regular savings	32,657	10.41	27,539	13.68	24,836	13.09
Money market deposit	64,337	20.52	41,898	20.82	41,172	21.70
Certificates which mature (1):
Within 1 year	139,595	44.51	78,048	38.78	77,178	40.68
After 1 year, but within 3 years	29,481	9.40	18,707	9.29	22,177	11.70
Certificate maturing thereafter	12,294	3.92	7,751	3.85	1,934	1.02

Total	$313,607	100%	$201,270	100%	$189,710	100%

(1)	At September 30, 2003, 2002 and 2001, jumbo certificates amounted to $62.5 million, $28.7 million and $12.3 million, respectively.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of September 30, 2003. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates; however, special rates are offered to “President Club” members who have deposits of $50,000 or more.

Maturity Period	Amount
(In thousands)
Three months or less	$23,894
Over 3 through 6 months	20,323
Over 6 through 12 months	12,864
Over 12 months	5,407

Total	$62,488

Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

	Year Ended September 30,
	2003	2002	2001
	(In thousands)
0.00 - 1.99%	$90,188	$35,741	$—
2.00 - 2.99%	53,479	30,178	5
3.00 - 3.99%	19,336	13,077	36,615
4.00 - 4.99%	14,925	15,498	29,544
5.00 - 5.99%	3,313	6,028	20,729
6.00 - 6.99%	—	3,841	9,855
7.00 - 7.99%	128	143	4,541

Total	$181,369	$104,506	$101,289

Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2003.

	Amount Due
	Within One Year	After 1 Year But Within 2 Years	After 2 Years But Within 3 Years	After 3 Years But Within 4 Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$85,350	$4,180	$494	$164	$—	$90,188
2.00 - 2.99%	43,298	3,988	4,809	354	1,030	53,479
3.00 - 3.99%	5,039	6,454	5,866	178	1,799	19,336
4.00 - 4.99%	4,219	1,863	854	6,689	1,300	14,925
5.00 - 5.99%	1,689	586	259	779	854	3,313
6.00 - 6.99%	—	—	—	—	—	—
7.00 - 7.99%	—	128	—	—	—	128

Total	$139,595	$17,199	$12,282	$8,164	$4,129	$181,369

Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Beginning balance	$201,270	$189,710	$168,413

Net increase before interest credited	110,934	8,766	15,229
Interest credited	1,403	2,794	6,068

Net increase in savings deposits	112,337	11,560	21,297

Ending balance	$313,607	$201,270	$189,710

Borrowings. The Bank uses advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2003, the Bank had a borrowing capacity of $179.4 million or 40% of the Bank’s total assets. At September 30, 2003, borrowings from the FHLB totaled $31.5 million, resulting in $147.9 million available borrowing capacity. The line of credit is subject to available collateral of one-to four- family residential loans. Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

The following table sets forth certain information regarding the Bank’s use of FHLB advances during the periods indicated.

	Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Maximum balance at any month end, during the period	$154,000	$116,800	$79,200
Average balance, during the period	122,084	74,780	64,247
Period end balance	31,500	116,800	55,000
Weighted average interest rate:
At end of period	4.55%	3.44%	6.05%
During the period	2.71	4.85	6.32

Personnel

As of September 30, 2003, the Bank had 189 full-time employees, 33 part-time employees and 33 commissioned loan representatives. The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Subsidiary Activities

The Bank has one subsidiary, Pulaski Service Corporation, which sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2003, the Bank’s equity investment in its subsidiary was $345,000 or 0.09% of the Bank’s assets.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position
William A. Donius	45	Chairman, President, Chief Executive Officer and Director
Ramsey K. Hamadi	34	Chief Financial Officer
Christopher K. Reichert	39	Executive Vice President
Lisa K. Simpson	43	Senior Vice President

(1)	As of September 30, 2003.

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

Ramsey K. Hamadi joined the Bank in June 2000 as Controller before being named Chief Financial Officer in July 2001. Prior to joining the Bank, Mr. Hamadi was a Safety and Soundness Examiner at the Federal Reserve Bank of St. Louis.

Christopher K. Reichert joined the Bank in 1999 as Senior Vice President of Lending before being named Executive Vice President in January 2001. Prior to joining the Bank, Mr. Reichert was Vice President of Mortgage Production at Mercantile Bank.

Lisa K. Simpson joined the Bank in 2001 and has served as Senior Vice President, Human Resources Director since 2002. Prior to joining the Bank, Ms. Simpson served in various Human Resource administrative capacities with Jefferson Heritage Bank since 1983.

REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under federal laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

The description of statutory provisions and regulations set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution’s capital assets.

Loans to One Borrower. Federal laws provide that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. At September 30, 2003, the Bank’s largest aggregate amount of loans to one borrower was $2.9 million, which was below the Bank’s loans to one borrower limit of $5.5 million at such date.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the test, a savings bank is required to either be a “domestic building and loan association” within the definition of the Internal Revenue Code of 1986, as amended (the “Code”), or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2003, the Bank had all of its portfolio assets in qualified thrift investments except for $4.7 million in commercial loans and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. If the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended September 30, 2003 totaled approximately $84,000.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “Satisfactory” CRA rating in its most recent examination.

Transactions with Related Parties. The Bank’s authority to engage in certain transactions with “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”) as well as entities controlled by such persons is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for institutions receiving the highest rating in the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations and direct credit substitutes are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

At September 30, 2003, the Bank met each of its capital requirements. See Note 13 to the Notes to Consolidated Financial Statements for further information.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance on Deposit Accounts. The Federal Deposit Insurance Corporation maintains a risk-based system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points of deposits for healthy institutions to 27 basis points of deposits for the riskiest.

The Bank’s assessment rate for fiscal 2003 was 3 basis points and the premium paid for this period was approximately $40,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2003, of $3.9 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 2003, 2002 and 2001, dividends from the FHLB to the Bank amounted to approximately $211,000, $146,000 and $185,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced. Recent legislation has changed the structure of the FHLBs funding obligations for insolvent thrifts, revised the capital structure of the FHLBs and implemented entirely voluntary membership for FHLBs. Management cannot predict the effect that these changes may have with respect to its FHLB membership.

Federal Reserve System

The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $45.4 million; a 10% reserve ratio is applied over $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by OTS regulation. However, OTS has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

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

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), a group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 2. Properties

The Bank conducts its business through seven full-service banking offices. The following table sets forth information on those offices as of September 30, 2003.

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:

12300 Olive Boulevard St. Louis, Missouri 63141-6434	1978	$3,237	Owned		29,000

Branch Offices:
199 Jamestown Mall Florissant, Missouri 63033-5398	1998	35	Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118-3487	1967	527	Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123-7500	2001	623	Owned	(3)	3,200

1928 Zumbehl Road St. Charles, Missouri 63303-2721	2000	896	Owned		2,800

1700 O’Fallon Road O’Fallon, Missouri 63106	2003	1,559	Owned		4,000

8442 Wornall Road Kansas City, Missouri 66211	2003	550	Owned		3,500

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	91	Leased	(4)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	461	Leased	(5)	10,045

One Insurance Center Plaza St. Louis, Missouri 63141	2003	2,365	Owned	(6)	26,000

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Includes the period the branch office was located at 6955 Parker Road at Highway 367 in Florissant. The branch was moved to its current site in October 1998. Lease expires on July 31, 2004.
(3)	The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former branch location 4225 Bayless Road in January 2001.
(4)	Houses administrative staff. Lease expires August 31, 2007.
(5)	Houses mortgage lending division. Lease expires October 31, 2008.
(6)	Purchased in May 2003 for future expansion.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Annual Report to Stockholders.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis” in the Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company. For information regarding the Company’s change in accountants during fiscal 2003, see the section captioned “Proposal 4-Independent Auditors” in the Proxy Statement.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1 - Election of Directors” in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Company’s annual meeting proxy statement for information regarding compliance with Section 16 of the Exchange Act.

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance-Code of Business Conduct” is incorporated herein by reference. A copy of the code of ethics is available, without charge, upon written request to Christine A. Munro, Corporate Secretary, Pulaski Financial Corp., 12300 Olive Blvd, St. Louis, MO 63141.

Item 11. Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the sections captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plan Information

The information required by this item is incorporated herein by reference to the Section captioned “Proposal 3 – Amendment of the Pulaski Financial Corp. 2002 Stock Option Plan – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information set forth under the section captioned “Transactions with Management” in the Proxy Statement is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets at September 30, 2003 and 2002

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years ended September 30, 2003, 2002 and 2001

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

2.	Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Pulaski Financial  Corp.:

We have audited the accompanying consolidated balance sheets of Pulaski Financial Corp. and subsidiaries as of September 30, 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for both of the years ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulaski Financial Corp. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

October 23, 2002

St. Louis, Missouri

3.	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]
3.2	Bylaws of Pulaski Financial Corp. [1]
4.0	Form of Certificate for Common Stock[2]
10.1	Employment Agreement between Pulaski Financial Corp. and William A. Donius[3]
10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]
10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[4]
10.4	Pulaski Financial Corp. 1994 Stock Option Plan[5]
10.5	Pulaski Financial Corp. Deferred Compensation Plan
10.6	Employment Agreement between Pulaski Bank and William A. Donius[6]
13.0	Annual Report to Stockholders
21.0	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) 115d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 115d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.
[2]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.
[4]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form S-8 (Registration No 333-84515) as filed on August 4, 1999.
[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

(b)	Reports on Form 8-K

On September 29, 2003, the Company furnished a Form 8-K in which it announced under Item 9 that Pulaski Bank has completed its acquisition of a branch office in Kansas City, Missouri. The press release announcing the acquisition of the new branch office was attached by exhibit.

On July 25, 2003, the Company furnished a form 8-K in which it announced under Item 9 its financial results after the quarter ended June 30, 2003. A copy of the press release announcing earnings was filed by exhibit.

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

NAME	TITLE	DATE

/s/ William A. Donius William A. Donius	President and Chief Executive Officer (principal executive officer)	December 29, 2003

/s/ Ramsey K. Hamadi Ramsey K. Hamadi	Chief Financial Officer (principal accounting and financial officer)	December 29, 2003

/s/ Robert A. Ebel Robert A. Ebel	Director	December 29, 2003

E. Douglas Britt	Director

/s/ Thomas F. Hack Thomas F. Hack	Director	December 29, 2003

/s/ Timothy K. Reeves Timothy K. Reeves	Director	December 29, 2003

/s/ William M. Corrigan, Jr. William M. Corrigan, Jr.	Director	December 29, 2003