Form 10-Q
period 2003-12-31
PULASKI FINANCIAL CORP
filed 2004-02-17
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2004
Common Stock, par value $.01 per share	5,446,931 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2003

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND SEPTEMBER 30, 2003 (UNAUDITED)

	December 31, 2003	September 30, 2003

ASSETS

Cash and amounts due from depository institutions	$11,862,684	$12,092,092
Federal funds sold and overnight deposit	20,117,910	6,563,554

Total cash and cash equivalents	31,980,594	18,655,646
Securities held to maturity, at amortized cost (fair value, $1,532,672 and $1,724,023 at December 31, 2003 and September 30, 2003, respectively)	1,535,000	1,730,000
Investment securities available for sale, at fair value	2,063,020	2,085,861
Equity securities available for sale, at fair value	3,831,900	4,346,151
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $1,195,981 and $1,292,816 at December 31, 2003 and September 30, 2003, respectively)	1,092,026	1,186,341
Mortgage-backed and related securities available for sale, at fair value	7,124,631	7,675,453
Capital stock of Federal Home Loan Bank - at cost	4,274,500	3,879,500
Loans receivable held for sale, at lower of cost or market	49,350,383	61,124,438
Loans receivable, net of allowance for loan losses of $4,058,586 and $3,866,000 at December 31, 2003 and September 30, 2003, respectively	313,454,038	276,894,184
Real estate acquired in settlement of loans, net of allowance for losses of $11,448 and $2,651 at December 31, 2003 and September 30, 2003, respectively	152,093	35,221
Premises and equipment – net	10,486,143	10,344,340
Accrued interest receivable	1,795,323	1,684,444
Intangible assets	589,100	610,918
Other assets	11,768,297	11,150,190

TOTAL ASSETS	$439,497,048	$401,402,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$305,223,036	$313,606,627
Advances from Federal Home Loan Bank of Des Moines	84,500,000	31,500,000
Advance payments by borrowers for taxes and insurance	643,160	2,458,170
Accrued interest payable	168,532	270,077
Due to other banks	7,168,060	10,977,617
Other liabilities	4,782,400	6,207,335

Total liabilities	402,485,188	365,019,826

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 9,000,000 shares; shares issued at December 31, 2003 and September 30, 2003, respectively	79,458	79,458
Treasury stock - at cost (2,529,693 and 2,515,040 shares at December 31, 2003 and September 30, 2003, respectively)	(17,470,834)	(17,107,849)
Treasury stock - equity trust - at cost (216,912 and 198,552 shares at December 31, 2003 and September 30, 2003, respectively)	(2,359,456)	(2,234,456)
Additional paid-in capital	27,209,414	27,058,913
Unearned MRDP shares	(286,871)	(320,755)
Unearned ESOP shares (60,031 unreleased shares at December 31, 2003 and September 30, 2003, respectively)	(300,153)	(300,153)
Accumulated other comprehensive income	366,206	512,887
Retained earnings	29,774,096	28,694,816

Total stockholders’ equity	37,011,860	36,382,861

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$439,497,048	$401,402,687

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)

	Three Months Ended December 31,
	2003	2002
INTEREST INCOME:
Loans receivable	$4,901,162	$5,079,153
Securities	66,145	95,384
Mortgage-backed securities	110,693	121,279
Other	15,597	1,824

Total interest income	5,093,597	5,297,640

INTEREST EXPENSE:
Deposits	1,186,077	1,112,743
Advances from Federal Home Loan Bank of Des Moines	439,448	980,845

Total interest expense	1,625,525	2,093,588

NET INTEREST INCOME	3,468,072	3,204,052
PROVISION FOR LOAN LOSSES	263,515	375,971

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,204,557	2,828,081

NON-INTEREST INCOME:
Retail banking fees	530,006	455,362
Mortgage revenues-net	1,151,821	1,749,137
Insurance commissions	42,378	25,665
Gain on sale of investment securities	280,337	23,907
Other	200,968	185,898

Total non-interest income	2,205,510	2,439,969

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,460,153	1,644,659
Occupancy, equipment and data processing expense	898,688	619,952
Advertising	167,433	96,428
Professional services	168,157	157,428
Other	475,125	437,257

Total non-interest expense	3,169,556	2,955,724

INCOME BEFORE INCOME TAXES	2,240,511	2,312,326
INCOME TAXES	836,507	865,795

NET INCOME	$1,404,004	$1,446,531

CHANGE IN UNREALIZED <LOSSES>GAINS ON SECURITIES-NET OF TAX	(146,681)	31,561

COMPREHENSIVE INCOME	$1,257,323	$1,478,092

NET INCOME PER COMMON SHARE - BASIC	$0.26	$0.27

NET INCOME PER COMMON SHARE - DILUTED	$0.24	$0.25

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE, September 30, 2003	$79,458	$(19,342,305)	$27,058,914	$(320,755)	$(300,153)	$512,887	$28,694,815	$36,382,861

Comprehensive income:
Net income							1,404,004	1,404,004
Change in net unrealized gain on securities						(146,681)		(146,681)

Total comprehensive income								1,257,323

Dividends ($.06 per share)							(324,723)	(324,723)

Stock options exercised		62,482	10,181					72,663
								—
Stock repurchase (27,669 shares)		(434,638)						(434,638)

Equity trust shares purchased		(125,000)	125,000					—

Net Management Recognition & Development Plan shares issued		9,171	15,319	(24,490)				—

Amortization of Manage- ment Recognition and Development Plan shares				58,374				58,374

BALANCE,
December 31, 2003	$79,458	$(19,830,290)	$27,209,414	$(286,871)	$(300,153)	$366,206	$29,774,096	$37,011,860

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,404,004	$1,446,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	276,822	186,975
Management Recognition and Development Plan stock awards	58,374	43,169
ESOP shares committed to be released	—	76,630
Loan fees, discounts and premiums - net	30,695	35,718
Provision for loan losses	263,515	375,971
Provision for losses on real estate acquired in settlement of loans	11,448	—
Gain on sales of real estate acquired in settlement of loans	(3,403)	—
Gain on sale of loans	(1,039,173)	(1,647,336)
Gain on sale of investment securities	(280,337)	(23,907)
Originations of loans receivable for sale to correspondent lenders	(182,859,726)	(334,993,967)
Proceeds from sales of loans to correspondent lenders	195,672,954	288,779,336
Other, net	(2,081,447)	543,866

Net adjustments	10,049,722	(46,623,545)

Net cash provided by (used in) operating activities	11,453,726	(45,177,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investment securities	3,941,872	209,425
Purchase of bank-owned life insurance policy	(96,451)	(75,613)
Purchases of investment securities and FHLB stock	(3,490,675)	(1,686,875)
Principal payments received on mortgage-backed securities	615,908	973,751
Net increase in loans	(37,025,451)	(8,661,603)
Proceeds from sales of real estate acquired in settlement of loans receivable	39,500	—
Net additions to premises and equipment	(424,985)	(705,153)

Net cash used in investing activities	(36,440,282)	(9,946,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(8,383,591)	28,027,067
Federal Home Loan Bank advances - net	53,000,000	33,000,000
Net (decrease) increase in due to other banks	(3,809,557)	1,513,589
Net increase in advance payments by borrowers for taxes and insurance	(1,815,010)	(2,000,864)
Dividends paid on common stock	(324,723)	(231,645)
Treasury stock issued under stock option plan	72,663	81,562
Stock repurchase	(434,638)	—

Net cash provided by financing activities	38,305,144	60,389,709

(continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED

DECEMBER 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (UNAUDITED)

	2003	2002
NET INCREASE IN CASH AND CASH EQUIVALENTS	$13,324,948	$5,266,627

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,655,646	11,176,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,980,594	$16,443,355

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,727,070	$1,160,700
Income taxes	1,215,476	980,845

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	164,417	—

(Decrease) increase in investments for changes in unrealized gains or losses	(236,583)	61,570

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2003 and September 30, 2003 and its results of operations for the three-month period ended December 31, 2003 and 2002. The results of operations for the period ended December 31, 2003, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

2.	EARNINGS PER SHARE

	Three Months Ended December 31,
	2003	2002
Weighted average shares outstanding - basic	5,370,094	5,382,538
Effects of dilutive shares	407,341	305,514

Weighted average shares outstanding - diluted	5,777,435	5,688,052

Anti-dilutive shares	—	1,793

Net income per share-basic	0.26	0.27
Net income per share-diluted	0.24	0.25

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

	Three Months Ended, December 31,
	2003	2002
	(In thousands, except per share data)
Net income, as reported:	$1,404,004	$1,446,531
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards - net of tax effect	(38,626)	(52,242)

Pro forma net income attributable to common stock	$1,365,378	$1,394,289

Earnings per share:
Basic - as reported	0.26	0.27
Basic - pro forma	0.25	0.26
Diluted - pro forma	0.24	0.25

3.	RECLASSIFICATIONS

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; changes in accounting principles and guidelines; competition, demand for loan products; deposit flows; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto.

The Company’s business strategy is to focus corporate activities on the growth and efficiency of five core products, which includes two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are more than 40 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which includes six branch locations and two loan production offices. During the quarter ended December 31, 2003, the Company realized important gains in four of the five core products, with only residential mortgage activities declining due to changes in the interest rate environment. In July of 2003, following more than two years of steady declines in the interest rate environment, mortgage loan rates moved higher. This movement triggered a sudden and dramatic decline in all residential mortgage lending within the industry. As an industry, mortgage banking was experiencing record customer refinancing rates. The decline continued throughout the quarter, resulting in lower held for sale balances as well as lower gains on the sale of loans. During the quarter ended December 31, 2003, the Company closed $182.9 million mortgage loans held for sale compared with closing $335.0 million for the quarter ended December 31, 2002.

Total assets grew $38.1 million to $439.5 million for the quarter ending December 31, 2003. The growth stemmed from increases in loans retained in portfolio and cash and offset by a decline in loans held for sale.

Liabilities increased $37.5 million, due to growth in borrowings raised to fund the increase in loan balances. The changes in the Company’s balance sheet at December 31, 2003 reflect management’s intent to grow the loan portfolio in Fiscal 2004. Loans receivable increased $36.6 million, or 13.2%, but were offset by declines in residential mortgage financings, which resulted in lower held for sale balances and lower mortgage revenues from gain on the sale of loans. Supporting the growth in assets, the Company increased short-term borrowings by $53.0 million. Deposits declined $8.4 million due to the maturity of a block of wholesale deposits, which offset growth in core deposits. The increase experienced in the loan portfolio during the first quarter resulted in higher net interest income, which is the focus of the Company as it plans for long-term growth for the shareholders.

Net income during the quarter ended December 31, 2003 declined $43,000 to $1.4 million, or $0.24 diluted earnings per share, compared to $1.4 million, or $0.25 diluted per share earnings for the quarter ended December 31, 2002. The Company’s earnings benefited from higher net interest income, retail-banking revenue, offset by declines in mortgage revenues of $597,000. During the quarter, the Company also benefited from a $280,000 gain on the sale of equity securities and lower compensation expense. Compensation expense declined primarily because no ESOP expense was realized as the Company had exceeded the plan-required share release during the calendar year 2003, as compared to ESOP expense of $76,630 realized during the quarter ended December 31, 2002.

RECENT EVENTS

On October 27, 2003, the Company announced the appointment of Brian Björkman as president of commercial lending to lead a commercial banking team. Björkman, 32, was president of commercial lending at Founders Bank in Chesterfield, Missouri, prior to its acquisition by Bank Midwest. Prior to joining Founders, Björkman was a commercial lender at Boatmen’s Bank in the St. Louis Area. On January 30, 2004, the Company announced that the commercial team, including the recently hired Robert Hosner, previously with Bank Midwest, and Paul Goeke, previously with Eagle Bank, expects to develop a commercial loan portfolio of at least $100 million within three years.

On January 26, 2004, the Company announced that it would be launching a new title insurance business that will further build on the Bank’s goal of becoming a full service consumer and commercial bank. John Banjak, 36, formerly president and general counsel of Abstar Title in St. Louis joined the Bank as president of title operations.

RESULTS AND CHANGES IN CONDITION BY CORE BUSINESS STRATEGY

The Company’s retained loan portfolio increased to $313.5 million at December 31, 2003 from $276.9 million at September 30, 2003. The Company’s strong commitment to its three core lending products, home equity lines of credit, residential mortgages and commercial loans, resulted in $36.6 million or 13.2%, increase in loans receivable during the quarter ended December 31, 2003. Net interest income increased $264,000 to $3.5 million for the quarter ended December 31, 2003 compared to the same period a year ago. Growth in net interest income was due to growth in the average balance of interest bearing assets and expansion of the Company’s net interest margin. The average balance of interest earning assets increased from $356.3 million during the quarter ended December 31, 2002 to $379.5 million during the quarter ended December 31, 2003. The growth in the average balance of interest earning assets was due primarily to growth in the balance of loans receivable, but was offset by a $48.2 million decline in the average balance of loans held for sale. The Company’s net interest margin increased 10 basis points from 3.54% during the quarter ended December 31, 2002 to 3.64% during the quarter ended December 31, 2003 due primarily to the early retirement of high cost debt during the prior fiscal year.

Offsetting growth in the retained portfolio, mortgage loans held for sale declined $11.8 million to $49.4 million as the changes in the interest rate environment resulted in steady declines in mortgage applications and a lower balance of loans held for sale. The decline in loan applications and closings also resulted in a decline in mortgage revenue from gain on the sale of loans. Mortgage revenue dropped $597,000 to $1.2 million from the same period a year earlier.

Home equity lines of credit are the fastest growing and most consistent performing interest-earning asset of the Company. The equity line balances increased $15.9 million to $104.7 million. Home equity loans are approved for qualifying borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years since that time has provided great opportunities to cross-sell this product to customers. The growth in prime-based adjustable home equity loans was established as a strategic objective during fiscal year 2000. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, lending stability to the Bank’s net interest margin. At December 31, 2003, the Bank had a balance of $101,000 of non-performing home equity loans or 0.10% of the home equity portfolio and had charge-offs of just $15,000 during the quarter ended December 31, 2003.

Permanent and construction residential loan balances increased $13.0 million during the quarter. Having focused on becoming a large volume mortgage lender has allowed the Bank the opportunity to carefully select loans to retain. The Bank follows a stringent risk-reward underwriting practice when choosing loans for the portfolio. Typically portfolio loans mature or reprice within three years and carry slightly higher credit risk and interest rate yields than conforming loans that are originated for sale. In July of 2003, following two years of declines, the Bank’s retained residential mortgage portfolio began expanding. The interest rate environment, which had declined steadily for two years, suddenly moved higher. This resulted in a significant decline in customer payoffs due to refinances. As the prepayment levels declined, the portfolio began to grow. At December 31, 2003, the balance of residential non-performing loans was $3.7 million, which included one construction loan with a balance of $434,000. The Company has government guarantees on $530,000 of the $3.7 million of non-performing residential loans. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $38,000 during the quarter ended December 31, 2003 and $26,000 for the fiscal year ended September 30, 2003. In the Midwest region of the United States, residential properties have not experienced any significant declines over the last 10 years. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Commercial real estate and commercial industrial loans increased $8.9 million to $20.5 million at December 31, 2003. Two years ago, the Company began originating commercial credits focusing exclusively on strong borrowers collateralized by commercial real estate. During the last quarter the Company expanded the commercial lending team by hiring three experienced commercial lenders from the St. Louis area, including Brian Björkman, the president of the commercial lending division. The commercial loan growth over the next three years is expected to be about 70% commercial real estate and 30% commercial industrial. Management believes that commercial relationships are essential for the long-term growth of the Company for diversification of assets as well as expansion of the customer base. At December 31, 2003, the Company did not have any non-performing commercial loans nor had the Company experienced any commercial losses during the quarter.

Total liabilities at December 31, 2003 increased $37.4 million to $402.5 million compared to $365.0 million at September 30, 2003. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. While the Company offers competitive CDs following strict pricing disciplines, it readily supports the core liability products with wholesale funding in order to support asset growth. Wholesale funding sources include FHLB borrowings and public brokered CDs.

The balance of checking accounts increased $1.3 million during the quarter ended December 31, 2003 to $36.6 million. Checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue increased $75,000, or 16.4%, to $530,000 for the quarter ended December 31, 2003 compared to $455,000 for the quarter ended December 31, 2002. The increase in retail banking revenue was caused by a 21.0% increase in the number of checking accounts, which went from 11,421 at December 31, 2002 to 13,821 accounts at December 31, 2003. The weighted average cost of checking account deposits is below 20 basis points.

The balance of money market accounts increased $5.5 million to $69.8 million at December 31, 2003. The Company is beginning its fourth year of pursuing money market accounts as a core product and its third year of a successful marketing campaign, “the Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The current market has become very competitive in money market accounts during the last two months of the quarter, as several banks have made aggressive marketing efforts to capture this market. The Company has stayed disciplined in its pricing and has seen slower growth toward the end of the quarter. Many bank managers have become very aggressive pricing short -term deposits as they anticipate increases in the rate environment.

AVERAGE BALANCE SHEET

The following table sets forth information regarding average daily balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	December 31, 2003 Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$357,279	$4,901	5.49%
Investment securities/FHLB stock	7,279	66	3.63%
Mortgage-backed securities	8,579	111	5.16%
Other	6,325	15	0.99%

Total interest-earning assets	379,462	5,093	5.37%
Non-interest-earning assets	33,164

Total assets	$412,626

Interest-bearing liabilities:
Deposits	$295,684	$1,186	1.61%
FHLB advances/other borrowings	57,514	439	3.06%

Total interest-bearing liabilities	353,198	1,625	1.84%

Non-interest bearing liabilities	22,183
Shareholders’ equity	37,245

Total liabilities and stockholders equity	$412,626

Net interest income		$3,468

Interest rate spread			3.53%
Net interest margin			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities		107.44%

	December 31, 2002 Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$345,713	$5,079	5.88%
Investment securities/FHLB stock	9,563	95	3.99%
Mortgage-backed securities	7,030	121	6.90%
Other	592	2	1.23%

Total interest-earning assets	362,898	5,297	5.84%
Non-interest-earning assets	20,967

Total assets	$383,865

Interest-bearing liabilities:
Deposits	$212,284	$1,112	2.10%
FHLB advances/other borrowings	121,378	981	3.23%

Total interest-bearing liabilities	333,662	2,093	2.51%

Non-interest bearing liabilities	16,538
Shareholders’ equity	33,665

Total liabilities and stockholders equity	$383,865

Net interest income		$3,204

Interest rate spread			3.38%
Net interest margin			3.54%
Ratio of average interest-earning assets to average interest-bearing liabilities		108.76%

ADDITIONAL DISCUSSION ON FINANCIAL CONDITION

Cash and cash equivalents increased $13.3 million, from $18.7 million at September 30, 2003 to $32.0 million at December 31, 2003. The increase in cash resulted from an increase of overnight deposits, which increased due to proceeds from investors on loan sales. The increase in cash was temporary and was used to repay FHLB borrowings, which are generally staggered at one week or less intervals.

The balance of Federal Home Loan Bank advances increased $53.0 million during the quarter ended December 31, 2003. The increase in advances was used to fund loan growth.

Balances due to other banks decreased $3.8 million to $7.2 million at December 31, 2003. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at December 31, 2003 was $37.0 million, an increase of $629,000 from $36.4 million at September 30, 2003. The increase was primarily attributable to net income for the three months of $1.4 million. The unearned ESOP balance was unchanged during the quarter ended December 31, 2003 since the Company accelerated the share release earlier in the calendar year and thus, reduced future plan obligations for share release during the year. Offsetting the increase in equity was the repurchase of 27,669 shares of common stock for $435,000 and the payment of dividends of $325,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets decreased $126,000 from $4.3 million at September 30, 2003 to $4.2 million at December 31, 2003. The balance of non-accrual loans declined from $465,000 to $227,000, while accruing loans greater than 90 days past due decreased $17,000 to $3.7 million during the quarter ended December 31, 2003. The allowance for loan losses was $4.1 million at December 31, 2003, or 1.13% of total loans and 102.06% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $3.9 million at September 30, 2003, or 1.13% of total loans and 91.31% of non-performing loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $264,000 for the three-month period ended December 31, 2003 compared to $376,000 for the three-month period ended December 31, 2002. The decline in the provision for loan losses was due primarily to a decline of specific valuation allowances setup for losses on specific loans that have either become current or have been liquidated in the quarter ended December 31, 2003.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb losses inherent in the loan portfolio. The allowance for loan loss is a critical estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical loan loss experience has been low at $185,000. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth allowance for loan loss is due to growth in the loan portfolio as well as loan product diversification. The Company was historically a lender of only 1-4 family conforming residential loans. Today the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Three Months Ended December 31,
	2003	2002
	(In thousands, except per share data)
Allowance for loan losses, beginning of period	$3,866	$2,553
Provision for loan losses	264	376

Loans charged-off	(73)	(52)
Recoveries of loans previously charged-off	2	1

Allowance for loan losses, end of period	4,059	2,878

Ratio of allowance to total loans outstanding	1.13%	0.75%
Ratio of allowance to nonperforming loans	102.06%	86.87%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2003

Profit on sale of securities was $280,000 during the quarter ended December 31, 2003 compared to $24,000 for the quarter ended December 31, 2002. The gain was the result of the sale of thrift equity securities held by the Company. The Company investment policy allows it to purchase up to 5% ownership in other publicly traded thrift holding companies. The Company typically does not purchase thrift stocks that trade above book value.

Other income increased $15,000 to $201,000 for the three-month period ending December 31, 2003 compared to the three-month period ending December 31, 2002. Other income consists primarily of changes in value from the Bank Owned Life Insurance, fee income from a correspondent bank and lease income from tenants.

Salaries and employee benefits expense decreased $185,000 to $1.5 million for the three-month period ended December 31, 2003 from $1.6 million for the three-month period ended December 31, 2002. The decrease was primarily attributed to the reduced cost associated with the ESOP as well as reduced salary expense from lending staff compensation. For the quarter ended December 31, 2003, no ESOP expense was realized as the Company had exceeded the plan-required share release during the calendar year 2003.

Occupancy and equipment related expenses increased $279,000 to $899,000 during the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002. The growth in the occupancy and equipment related expenses relate to the opening of two new bank locations and the operations center during the last year.

Advertising related expenses increased $71,000 to $167,000 during the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002. The growth in advertising related expenses is due to strategies to market the expanded product base in growing markets of St. Louis and Kansas City.

INCOME TAXES

The provision for income taxes was $837,000 for the three-month period ended December 31, 2003 compared to $867,000 for the three-month period ended December 31, 2002. The effective tax rates for the three-month periods were 37.3% and 37.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Bank had outstanding commitments to originate loans of $11.8 million and commitments to sell loans on a best efforts basis of $77.4 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $119.7 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 125% of the outstanding advances as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At December 31, 2003, the Bank had approximately $152.9 million in available borrowing authority under the above-mentioned arrangement, $84.5 million of which had been borrowed in advances from the FHLB. The Company also maintains a $16 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 90% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $182.9 million in cash during the quarter ended December 31, 2003 and provided proceeds of cash of $195.7 million from loan sales. Also, the Company realized $1.0 million of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the quarter ended December 31, 2003 the Company originated $37.0 million in loans, which increased substantially from $8.7 million for the three months ended December 31, 2002. See the Overview discussion above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from Federal Home Loan Bank advances, which increased $53.0 million during the quarter ended December 31, 2003. Deposit balances declined $8.4 million during the period due primarily to the maturity of a block of wholesale deposits.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2003:

	December 31, 2003 (In thousands)
	Certificates of deposit	FHLB Borrowings	Due to Other Banks
Three months or less	$54,735	$58,000	$7,168
Over three months through six months	33,974	—	—
Over six months through twelve months	31,019	—	—
Over twelve months	46,915	26,500	—

Total	$166,643	$84,500	$7,168

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at December 31, 2003 are as follows:

December 31, 2003
Operating Leases
Less than one year	$227,510
Over 1 year but less than 5 years	741,187
Over 5 years	0

Total	$968,697

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at December 31, 2003.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Tangible capital (to total assets)	$33,383	7.66%	$6,546	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	37,715	12.60%	23,954	8.00%	$29,942	10.00%
Tier I risk-based capital (to risk-weighted assets)	33,383	11.15%	14,971	5.00%	17,965	6.00%
Tier I total capital (to total assets)	33,383	7.65%	17,457	4.00%	21,821	5.00%
As of September 30, 2003:
Tangible capital (to total assets)	$32,686	8.21%	$5,972	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	36,334	11.77%	24,703	8.00%	$30,878	10.00%
Tier I risk-based capital (to risk-weighted assets)	32,686	10.59%	15,439	5.00%	18,527	6.00%
Tier I total capital (to total assets)	32,686	8.21%	15,925	4.00%	19,906	5.00%

EFFECTS OF INFLATION

Changes in interest rates may have a significant impact on a commercial bank’s performance because virtually all assets and liabilities of commercial banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio. The Company’s operations are not currently impacted by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2003, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 other than an increase in borrowings from the FHLB, as previously disclosed in the consolidated financial statements.

CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EFFECTS OF NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46—Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation was recently reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) (FIN46R). FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. FIN 46R applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For public companies, it applies no later than the end of the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On December 31, 2003, we implemented FIN 46R, which did not have a material effect on our consolidated financial statements.

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

Item 2. Changes in Securities and Use of Proceeds: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: Not applicable

Item 5. Other information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.

3.3	Bylaws of Pulaski Financial Corp.*

4.0	Form of Certificate for Common Stock**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

B. Reports on Form 8-K

On October 21, 2003, the Company furnished a Form 8-K in which it announced under Item 9 that it appointed William A. Corrigan, Jr. as a director of Pulaski Financial Corp. The press release announcing his appointment was attached by exhibit.

On October 22, 2003, the Company furnished a Form 8-K in which it announced under Item 9 that it expected to distribute earnings and hold a conference call to discuss earnings on October 28, 2003. The press release announcing the date of the release of earnings and the date and time of the conference call was attached by exhibit.

On October 28, 2003, the Company furnished a Form 8-K in which it announced its earnings for the quarter and year ended September 30, 2003. The press release announcing earnings was attached by exhibit.

On November 7, 2003, the Company furnished a Form 8-K in which it announced under Item 9 that a presentation had been made to analysts on the Company’s business, financial condition and results of operations in fiscal 2003 and certain expectations regarding operations for fiscal 2004. The slides used in the presentation were attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date:	February 13, 2004	/S/William A. Donius
William A. Donius
Chairman and Chief Executive Officer

Date:	February 13, 2004	/S/Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer