Form 10-Q
period 2004-03-31
PULASKI FINANCIAL CORP
filed 2004-05-14
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common Stock, par value $.01 per share	5,461,515 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

March 31, 2004

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)

	March 31, 2004	September 30, 2003
ASSETS

Cash and amounts due from depository institutions	$15,014,715	$12,092,092
Federal funds sold and overnight deposits	263,910	6,563,554

Total cash and cash equivalents	15,278,625	18,655,646

Securities held to maturity, at amortized cost (fair value, $1,480,436 and $1,724,023 at March 31, 2004 and September 30, 2003, respectively)	1,490,000	1,730,000
Investment securities available for sale, at fair value	2,321,017	2,085,861
Equity securities available for sale, at fair value	2,487,924	4,346,151
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $1,152,659 and $1,292,816 at March 31, 2004 and September 30, 2003, respectively)	1,050,569	1,186,341
Mortgage-backed and related securities available for sale, at fair value	6,800,723	7,675,453
Capital stock of Federal Home Loan Bank - at cost	5,419,400	3,879,500
Loans receivable held for sale, at lower of cost or market	58,591,263	61,124,438
Loans receivable, net of allowance for loan losses of $4,350,000 and $3,866,000 at March 31, 2004 and September 30, 2003, respectively	379,200,820	276,894,184
Real estate acquired in settlement of loans, net of allowance for losses of $21,448 and $2,651 at March 31, 2004 and September 30, 2003, respectively	263,980	35,221
Premises and equipment - net	10,497,527	10,344,340
Accrued interest receivable	1,831,248	1,684,444
Intangible assets	567,281	610,918
Other assets	11,493,260	11,150,190

TOTAL ASSETS	$497,293,637	$401,402,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$316,998,132	$313,606,627
Advances from Federal Home Loan Bank of Des Moines	106,500,000	31,500,000
Other borrowings	4,000,000	—
Subordinated debentures	9,279,000	—
Advance payments by borrowers for taxes and insurance	1,267,484	2,458,170
Due to other banks	17,436,313	10,977,617
Other liabilities	3,552,997	6,477,412

Total liabilities	459,033,926	365,019,826

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 9,000,000 shares; 7,945,770 shares issued at March 31, 2004 and September 30, 2003, respectively	79,458	79,458
Treasury stock - at cost (2,475,167 and 2,515,040 shares at March 31, 2004 and September 30, 2003, respectively)	(17,322,474)	(17,107,849)
Treasury stock - equity trust - at cost (222,732 and 198,552 shares at March 31, 2004 and September 30, 2003, respectively)	(2,359,456)	(2,234,456)
Additional paid-in capital	27,320,378	27,058,914
Unearned MRDP shares	(241,470)	(320,755)
Unearned ESOP shares (52,272 and 60,031 unreleased shares at March 31, 2004 and September 30, 2003, respectively)	(261,360)	(300,153)
Accumulated other comprehensive income	162,578	512,887
Retained earnings	30,882,057	28,694,815

Total stockholders’ equity	38,259,711	36,382,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,293,637	$401,402,687

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$5,007,604	$5,141,898	$9,908,766	$10,221,051
Investment securities	55,363	102,225	121,508	197,610
Mortgage-backed securities	101,932	103,387	212,625	224,666
Other	12,489	3,596	28,085	5,419

Total interest income	5,177,388	5,351,106	10,270,984	10,648,746

INTEREST EXPENSE:
Deposits	1,125,352	1,076,138	2,311,428	2,188,881
Advances from Federal Home Loan Bank of Des Moines	504,986	938,035	944,435	1,918,880
Other	12,619	2,833	12,619	2,833

Total interest expense	1,642,957	2,017,006	3,268,482	4,110,594

NET INTEREST INCOME	3,534,431	3,334,100	7,002,502	6,538,152

PROVISION FOR LOAN LOSSES	316,260	394,250	579,775	770,221

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,218,171	2,939,850	6,422,727	5,767,931

NON-INTEREST INCOME:
Retail banking fees	546,778	440,027	1,076,784	895,389
Mortgage revenues	930,321	1,885,429	2,082,142	3,634,566
Insurance commissions	66,319	38,082	108,697	63,747
Gain on sale of investment securities	455,747	—	736,084	23,907
Other	173,903	139,435	374,872	325,333

Total non-interest income	2,173,068	2,502,973	4,378,579	4,942,942

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,454,747	1,379,035	2,914,900	3,023,694
Occupancy, equipment and data processing expense	880,123	704,378	1,778,811	1,324,330
Advertising	171,841	191,829	339,274	288,257
Professional services	169,957	150,189	338,113	307,617
Other	467,587	966,782	942,713	1,404,039

Total non-interest expense	3,144,255	3,392,213	6,313,811	6,347,937

INCOME BEFORE INCOME TAXES	2,246,984	2,050,610	4,487,495	4,362,936

INCOME TAXES	818,986	698,708	1,655,493	1,564,503

NET INCOME	$1,427,998	$1,351,902	$2,832,002	$2,798,433

Other comprehensive (loss) income	$(203,627)	$6,449	$(350,309)	$38,010

COMPREHENSIVE INCOME	$1,224,371	$1,358,351	$2,481,693	$2,836,443

NET INCOME PER COMMON SHARE - BASIC	$0.27	$0.25	$0.53	$0.52

NET INCOME PER COMMON SHARE - DILUTED	$0.25	$0.24	$0.49	$0.49

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE, September 30, 2003	$79,458	$(19,342,305)	$27,058,914	$(320,755)	$(300,153)	$512,887	$28,694,815	$36,382,861

Comprehensive income:
Net income							2,832,002	2,832,002
Unrealized gain on investment securities arising during the period, net of tax						135,506		135,506
Less: reclassification adjustment for realized gain or sale of investment securities included net in net income, net of tax						(485,815)		(485,815)
Dividends ($.06 per share)							(644,760)	(644,760)
Stock options exercised		334,969	11,204					346,173
Stock repurchase (34,065 shares)		(558,765)						(558,765)
Equity trust shares purchased		(125,000)	125,000					—
Release of ESOP shares			109,941		38,793			148,734
Net Management Recognition & Development Plan shares issued		9,171	15,319	(24,490)				—
Amortization of Management Recognition and Development Plan shares				103,775				103,775

BALANCE, March 31, 2004	$79,458	$(19,681,930)	$27,320,378	$(241,470)	$(261,360)	$162,578	$30,882,057	$38,259,711

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2004 (UNAUDITED) AND MARCH 31, 2003 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,832,002	$2,798,433
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	552,364	402,807
Management Recognition and Development Plan stock awards	103,775	87,344
ESOP shares committed to be released	148,734	161,044
Loan fees, discounts and premiums - net	410,643	221,576
Provision for loan losses	579,775	770,221
Provision for losses on real estate acquired in settlement of loans	21,448	—
Gain on sale of loans	(1,704,767)	(4,186,043)
Gain on sales of real estate acquired in settlement of loans	(523)	—
Gain on sale of investment securities	(736,084)	(23,907)
Originations of loans receivable for sale to correspondent lenders	(362,530,153)	(682,152,023)
Proceeds from sales of loans to correspondent lenders	366,768,095	640,708,043
Other, net	(2,962,228)	1,152,144

Net adjustments	651,079	(42,858,794)

Net cash provided by (used in) operating activities	3,483,081	(40,060,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	2,163,232	209,425
Proceeds from maturities of investment	1,050,000	—
Proceeds from redemption of FHLB stock	3,701,600	—
Purchase of bank-owned life insurance policy	(193,719)	(151,242)
Purchases of investment securities and FHLB stock	(6,430,774)	(4,162,494)
Principal payments received on mortgage-backed securities	1,033,600	1,852,698
Net increase in loans	(103,614,153)	(14,008,617)
Proceeds from sales of real estate acquired in settlement of loans receivable	54,500	—
Net additions to premises and equipment	(705,551)	(1,747,862)

Net cash used in investing activities	(102,941,265)	(18,008,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,391,505	41,757,319
Proceeds from Federal Home Loan Bank advances - net	75,000,000	17,200,000
Proceeds from other borrowed money	4,000,000	—
Proceeds from subordinated debentures	9,279,000	—
Net increase in due to other banks	6,458,696	3,215,490
Net decrease in advance payments by borrowers for taxes and insurance	(1,190,686)	(1,377,784)
Dividends paid on common stock	(644,760)	(475,936)
Treasury stock issued under stock option plan	346,173	246,601
Stock repurchase	(558,765)	(1,456,626)

Net cash provided by financing activities	96,081,163	59,109,064

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2004 (UNAUDITED) AND MARCH 31, 2003 (UNAUDITED)

	2004	2003
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,377,021)	$1,040,611
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,655,646	11,176,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,278,625	$12,217,339

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,316,063	$3,979,812
Income taxes	3,074,366	1,425,000

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	304,184	—

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2004 and September 30, 2003 and its results of operations for the three and six-month periods ended March 31, 2004 and 2003. The results of operations for the three and six-months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

2.	EARNINGS PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	5,376,407	5,354,938	5,373,233	5,368,890
Effect of dilutive stock options	447,273	319,770	427,198	312,564

Weighted average shares outstanding - diluted	5,823,680	5,674,708	5,800,431	5,681,454

Anti-dilutive shares	16,782	—	9,596	—

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

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income, as reported:	$1,427,998	$1,351,902	$2,832,002	$2,798,433
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards - net of tax effect	(42,179)	(38,281)	(81,783)	(90,523)

Pro forma net income attributable to common stock	$1,385,819	$1,313,621	$2,750,219	$2,707,910

Earnings per share:
Basic - as reported	0.27	0.25	0.53	0.52
Basic - pro forma	0.26	0.25	0.51	0.50

Diluted - as reported	0.25	0.24	0.49	0.49
Diluted - pro forma	0.24	0.23	0.47	0.48

3.	Corporation Obligated Floating Rate Trust Preferred Securities

On March 30, 2004 Pulaski Financial Statutory Trust I, a Connecticut statutory trust, issued $9.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $279,000 capital contribution for the Trust’s common securities, were used to acquire $9.3 million aggregate principal amount of the Company’s amount of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 2.70% over the three-month LIBOR, with an initial rate of 3.81%.

The stated maturity of the Debentures is June 17, 2034. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after June 17, 2009.

4.	RECLASSIFICATIONS

Certain reclassifications have been made to 2003 amounts to conform to the 2004 presentation.

* * * * * *

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, rather they are statements, based on the Company’s current expectations, regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” and similar expressions.

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

The Company’s business strategy is to focus on the growth and efficiency of five core products, which includes two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are more than 40 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which includes seven branch locations and two loan production offices. During the quarter ended March 31, 2004, the Company realized important gains in each of the five core products, which led to a record 13% or $57.8 million increase in assets during the quarter and a total of 23.9% or $95.9 million increase in assets year to date. Total assets equaled $497.3 million at March 31, 2004 compared to $401.4 million at September 30, 2003, respectively.

Net income increased 5.6%, or $76,000 to $1.4 million, or $0.25 diluted earnings per share, for the quarter ended March 31, 2004, compared to $1.4 million, or $0.24 diluted earnings per share for the quarter ended March 31, 2003. For the six months ended March 31, 2004, net income and diluted earnings per share remain unchanged at $2.8 million and $0.49, respectively. The Company’s earnings benefited from higher net interest income, retail-banking revenue and gains on sale of investment securities, combined with lower non-interest expense, but was partially offset by declines in mortgage revenue. Fiscal 2003 was one of the best mortgage banking environments in history due to the low interest rate environment. The decline in interest rates resulted in extraordinary refinance activity. During the fourth quarter of 2003, refinance activity decreased significantly. The Company’s mortgage applications dropped by more than 50% from its peak. While the decline in refinance activity resulted in the Company realizing lower mortgage revenues, which declined 50.7% to $930,000 for the quarter ending March 31, 2004, the Company’s retained loan portfolio realized extraordinary growth, increasing 36.9% or $102.3 million for the six month period ended March 31, 2004. The growth has resulted in higher net interest income for the quarter and year to date periods. As the Company has transitioned out of the refinance boom, the Company has also bolstered net income through $736,000 in gains on sale of investment securities through the six months ended March 31, 2004, $456,000 of which came in the most recent quarter.

During the quarter ended March 31, 2004, the Company consummated two transactions that enhance the Company’s overall financial condition: the issuance of $9.0 million of trust preferred securities and the sale of $2.5 million in non-performing loans. The issuance of the trust preferred securities bolsters the Bank’s regulatory capital levels as the proceeds were injected into the Bank as additional capital. The additional capital can support close to $200 million in additional asset growth. The Company sold the pool of non-performing loans at approximately par value. The Company wrote off $100,000 in accrued interest at the time of sale of the $2.5 million pool. At December 31, 2003, the Company’s allowance for loan losses as a percentage of nonperforming loans was 102.06%. After the sale, this ratio increased to 192.99% at March 31, 2004.

RECENT EVENTS

On January 26, 2004, the Company announced that it would be launching a new title insurance business that will further build on the Bank’s goal of becoming a full service consumer and commercial bank. John Banjak, 36, formerly president and general counsel of Abstar Title in St. Louis joined the Bank as president of title operations.

On January 28, 2004, the Company announced Christopher K. Reichert, 39, the Company’s executive vice president, and William M. Corrigan, Jr., 44, a principal in the law firm Armstrong Teasdale, LLP, were elected to the Board of Directors. The Company further announced expectations to see the commercial loan portfolio top $100 million within three years.

On March 30, 2004, the Company announced the issuance of $9.0 million in trust preferred securities and that the added capital would provide the equity leverage to grow the Bank to more than $700 million in assets.

Management’s Discussion on Core Business Strategy

The Company’s retained loan portfolio, net of allowance for loan losses increased to $379.2 million at March 31, 2004 from $276.9 million at September 30, 2003. The Company’s strong commitment to its three core lending products, home equity lines of credit, residential mortgages and commercial loans, resulted in a $65.7 million, or 21%, increase in loans receivable during the quarter ended March 31, 2004 and $102.3 million, or 36.9%, increase year to date. Net interest income increased $200,000 to $3.5 million for the quarter ended March 31, 2004 compared to the same period a year ago and increased $464,000 to $7.0 million for six months ended March 31, 2004. Current period net interest income was reduced $100,000 due to the $2.5 million sale of non-performing loans. Growth in net interest income was due to growth in the average balance of interest bearing assets. The average balance of interest earning assets increased from $390.4 million for the quarter ended March 31, 2003 to $406.6 million for the quarter ended March 31, 2004. The growth in the average balance of interest earning assets was due primarily to growth in the balance of loans receivable, but was offset by a $84.8 million decline in the average balance of loans held for sale. The Company’s net interest margin year to date increased 9 basis points from 3.47% during the six-month period ended March 31, 2003 to 3.56% during the six-month period ended March 31, 2004 and 6 basis points from the three months ended March 31, 2003 of 3.42% to 3.48% for the three months ended March 31, 2004.

Commercial real estate and commercial and industrial loans increased $33.8 million to $41.1 million at March 31, 2004 compared to $7.3 million at September 30, 2003. The newly formed commercial division has increased its total portfolio to $55.8 million, which includes $14.7 million in residential loans originated to commercial borrowers. Two years ago, the Company began originating commercial credits focusing exclusively on strong borrowers collateralized by commercial real estate. The Company expanded the commercial lending team in the current fiscal year by hiring three experienced commercial lenders from the St. Louis area, including Brian

Björkman, the president of the commercial lending division. The commercial loan growth over the next three years is expected to be about 70% commercial real estate and 30% C&I. At March 31, 2004, the Company had $9.1 million in C&I loans. Management believes that commercial relationships are essential for the long-term growth of the Company, for diversification of assets as well as expansion of the customer deposit base. At March 31, 2004, the Company had no significant commercial delinquencies.

Home equity lines of credit remain the most consistently growing interest-earning asset within the Company. The equity line balances increased $29.6 million to $118.3 million at March 31, 2004 compared to $88.8 million at September 30, 2003. Home equity loans are approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, lending stability to the Bank’s net interest margin. At March 31, 2004, the Bank had a balance of $155,000 of non-performing home equity loans or 0.13% of the home equity portfolio and had charge-offs of just $15,000 during the six months ended March 31, 2004.

Permanent and construction residential loan balances increased $41.5 million to $223.7 million at March 31, 2004 compared to $182.2 million at September 30, 2003. Having focused on becoming a large volume mortgage lender has allowed the Bank the opportunity to carefully select loans to retain. Typically, portfolio loans mature or reprice within three years and carry higher credit risk and interest rate yields than conforming loans that are originated for sale. In July 2003, following two years of declines, the Bank’s retained residential mortgage portfolio began expanding. The interest rate environment, which had declined steadily for two years, suddenly increased. This resulted in a significant decline in customer payoffs due to refinances. As the prepayment levels declined, the portfolio began to grow. At March 31, 2004, the balance of residential non-performing loans was $1.8 million. The Company has government guarantees on $431,000 of the $1.8 million of non-performing residential loans. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $23,000 during the six months ended March 31, 2004 and $26,000 for the fiscal year ended September 30, 2003. In the Midwest region of the United States, residential properties have not experienced any significant price declines over the last 10 years. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Offsetting growth in the retained portfolio, the average balance of mortgage loans held for sale declined $84.8 million to $49.7 million for the quarter ended March 31, 2004. The decline in average balances during the period resulted in a $1.0 million decline in interest income from loans held for sale to $477,000 for the quarter ended March 31, 2004 compared to $1.5 million for the quarter ended March 31, 2003. Year to date, interest income on loans held for sale declined from $2.8 million for the six month period ended March 31, 2003 to $1.3 million for the six month period ended March 31, 2004. Mortgage revenues also declined as the volume of loan originations and sales declined. Mortgage revenue was $930,000 and $2.1 million for the three and six month periods ending March 31, 2004, respectively, compared to $1.9 million and $3.6 million for the three and six month periods ending March 31, 2003. Mortgage revenue is generated primarily through the gain on sale of whole loans to investors. Through six months ended March 31, 2004, the Company sold $366.8 million of loans to investors compared to $640.7 million for the six months ended March 31, 2003.

Total liabilities increased $94.0 million to $459.0 million at March 31, 2004 compared to $365.0 million at September 30, 2003. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. While the Company offers competitive CDs following strict pricing disciplines, it readily supports the core liability products with wholesale funding in order to support asset growth. Wholesale funding sources include FHLB borrowings and public brokered CDs. At March 31, 2004 the Company had $11.4 million in brokered CDs.

The balance of checking accounts increased $2.9 million to $31.8 million at March 31, 2004 from $28.9 million at September 30, 2003. Approximately $2.2 million of the growth stems from new relationships with commercial checking accounts. Checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue increased $107,000, or 24.3%, to $547,000 for the quarter ended March 31, 2004 compared to $440,000 for the same period ended March 31, 2003. The increase in retail banking revenue was caused by a 21.0% increase in the number of checking accounts, which went from 11,843 at March 31, 2003 to 14,297 accounts at March 31, 2004. The weighted average cost of checking account deposits was below 20 basis points.

The balance of money market accounts increased $7.1 million to $71.4 million at March 31, 2004 from $64.3 million at September 30, 2003. The Company is in its fourth year of pursuing money market accounts as a core product and its third year of a successful marketing campaign, “the Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The market became very competitive in money market accounts during the last two months of the quarter, as several banks made aggressive marketing efforts to capture this market. The Company has stayed disciplined in its pricing and has seen slower growth toward the end of the quarter. Many bank managers have become very aggressive pricing short-term deposits as they anticipate increases in the rate environment.

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

	March 31, 2004
	Three Months Ended			Six Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$385,578	$5,008	5.37%	$371,351	$9,909	5.34%
Investment securities	3,517	40	4.55%	3,654	80	4.37%
FHLB stock	4,436	15	1.39%	3,959	41	2.11%
Mortgage-backed securities	8,036	102	5.07%	8,309	213	5.12%
Other	5,004	12	1.00%	5,668	28	0.99%

Total interest-earning assets	406,571	5,177	5.09%	392,941	10,271	5.23%

Non-interest-earning assets	34,008			33,567

Total assets	$440,579			$426,508

Interest-bearing liabilities:
Deposits	$296,202	$1,125	1.52%	$295,320	$2,311	1.57%
FHLB advances	85,013	505	2.38%	71,189	944	2.65%
Other borrowed money	1,582	12	2.95%	787	12	2.97%
Subordinated debentures	198	1	3.81%	98	1	3.81%

Total interest-bearing liabilities	382,995	1,643	1.72%	367,394	3,268	1.78%

Non-interest bearing liabilities	20,897			21,545
Shareholders’ equity	36,687			37,569

Total liabilities and stockholders equity	$440,579			$426,508

Net interest income		$3,534			$7,003

Interest rate spread			3.37%			3.45%
Net interest margin			3.48%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities		106.16%			106.95%

	March 31, 2003
	Three Months Ended			Six Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$373,240	$5,142	5.51%	$359,325	$10,221	5.69%
Investment securities	2,906	45	6.24%	2,911	91	6.23%
FHLB stock	7,688	57	2.96%	7,162	107	2.99%
Mortgage-backed securities	6,073	103	6.81%	6,557	225	6.85%
Other	463	4	3.10%	528	5	2.05%

Total interest-earning assets	390,370	5,351	5.48%	376,483	10,649	5.66%

Non-interest-earning assets	20,637			20,725

Total assets	$411,007			$397,208

Interest-bearing liabilities:
Deposits	$226,040	$1,076	1.90%	$219,121	$2,189	2.00%
FHLB advances	130,679	938	2.87%	124,718	1,919	3.08%
Other borrowed money	267	3	4.25%	132	3	4.30%

Total interest-bearing liabilities	356,986	2,017	2.26%	343,971	4,111	2.39%

Non-interest bearing liabilities	19,471			19,127
Shareholders’ equity	34,550			34,111

Total liabilities and stockholders equity	$411,007			$397,208

Net interest income		$3,334			$6,538

Interest rate spread			3.22%			3.27%
Net interest margin			3.42%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities		109.35%			109.45%

Additional Discussion on Financial Condition

Cash and cash equivalents decreased $3.4 million, from $18.7 million at September 30, 2003 to $15.3 million at March 31, 2004. The decrease in cash resulted from a decrease of overnight deposits, which typically accumulate from proceeds wired from investors on loan sales.

The balance of Federal Home Loan Bank advances increased $75.0 million to $106.5 million at March 31, 2004 from $31.5 million at September 30, 2003. The increase in advances was used to fund loan growth. The Company is currently limited to 40% of its total assets in borrowing capacity from the FHLB of Des Moines subject to sufficient collateral.

The Company also added two new liabilities during the quarter designed at bolstering the consolidated regulatory capital levels of the organization. On March 30, 2004, the Company issued $9.0 million of trust preferred securities. In addition, the Company borrowed another $4 million and contributed the proceeds into the Bank as capital.

Balances due to other banks increased $6.5 million to $17.4 million at March 31, 2004. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity increased $1.9 million to $38.3 million at March 31, 2004 from $36.4 million at September 30, 2003. The increase was primarily attributable to net income for the six months of $2.8 million. Offsetting the increase in equity was the repurchase of 34,065 shares of common stock for $559,000 and the payment of dividends of $645,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets decreased $1.8 million from $4.3 million at September 30, 2003 to $2.5 million at March 31, 2004. During the quarter, the Company sold a pool of $2.5 million in non-performing residential loans to an investor. Although the Company was not paid for $100,000 of interest, which became uncollectible at the time of sale, the Company was paid close to par value for the credits. The allowance for loan losses increased $486,000 to $4.4 million at March 31, 2004 from $3.9 million at September 30, 2003. The allowance as a percentage of nonperforming loans increased from 91.3% at September 30, 2003 to 193.0% at March 31, 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $316,000 and $580,000 for the three and six-month periods ended March 31, 2004 compared to $394,000 and $770,000 for the three and six-month period ended March 31, 2003. The decline in the provision for loan losses was due primarily to the sale of $2.5 million in non-performing loan balances.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb losses inherent in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical loan loss experience has been low at $185,000 annually. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in the allowance for loan losses was due to an increase in risk in the loan portfolio. The Company was historically a lender of only 1-4 family conforming residential loans. Today the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Six Months Ended March 31,
	2004	2003
	(In thousands)
Allowance for loan losses, beginning of period	$3,866	$2,553
Provision for loan losses	580	770

Loans charged-off	(106)	(62)
Recoveries of loans previously charged-off	10	2

Allowance for loan losses, end of period	4,350	3,263

Ratio of allowance to total loans outstanding	0.98%	0.84%
Ratio of allowance to nonperforming loans	192.99%	99.39%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE AND SIX MONTHS ENDED MARCH 31, 2004

Gain on sale of investment securities was $456,000 and $736,000 for the three and six month periods ending March 31, 2004, respectively, compared to $0 and $24,000 in gains on sale of investment securities for the three and six month periods ending March 31, 2003, respectively. The gain was the result of the sale of certain equity securities held by the Company, which were sold during the current period. The Company’s investment policy allows it to purchase up to 5% ownership in other publicly traded thrift holding companies. The Company typically purchases well-capitalized thrift stocks that are close to St. Louis and trading at a low valuation.

Other income increased $34,000 to $174,000 for the three-month period ending March 31, 2004 compared to the three-month period ending March 31, 2003. For the six-month period ending March 31, 2004 other income was $375,000 compared to $325,000 for six months ending March 31, 2003. Other income consists primarily of changes in value of the Bank Owned Life Insurance, fee income from a correspondent bank and lease income from tenants.

Salaries and employee benefits expense increased $76,000 to $1.5 million for the three-month period ended March 31, 2004 from $1.4 million for the three-month period ended March 31, 2003. For the six-month period ending March 31, 2004 salaries and employee benefits expense is down $109,000 to $2.9 million due primarily to lower costs from loan origination staff. During the first quarter of fiscal 2004, the Company had lower ESOP and other benefit related expense but was offset in the second quarter by increased salary expense due to employee additions stemming from the added branch locations in O’Fallon and Wornall as well as the newly created title insurance business.

Occupancy and equipment related expenses increased $175,000 to $880,000 during the three-month period ended March 31, 2004 and $455,000 to $1.8 million compared to the three- and six-month periods ended March 31, 2003. The growth in the occupancy and equipment related expenses relate to the opening of two new bank locations and the operations center during the last year.

Other expense declined $499,000 to $468,000 during the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. For the six-month period, other expense is down $461,000. The decline in other expense was primarily attributed to the added cost to retire $5 million in long-term FHLB advances of $387,000 during March of 2003.

INCOME TAXES

The provision for income taxes was $819,000 for the three-month period ended March 31, 2004 compared to $699,000 for the three-month period ended March 31, 2003. For the six-month periods, provision for income tax was $1.7 million and $1.6 million for the periods ending March 31, 2004 and March 31, 2003, respectively. The effective tax rates for the six-month periods ended March 31, 2004 and 2003 were 36.9% and 35.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Bank had outstanding commitments to originate loans of $95.3 million and commitments to sell loans on a best efforts basis of $81.0 million. At the same date certificates of deposit that are scheduled to mature in one year or less totaled $120.2 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At March 31, 2004, the Bank had approximately $198.2 million in available borrowing authority under the above-mentioned arrangement, $106.5 million of which had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $362.5 million in cash during the six months ended March 31, 2004 and provided proceeds of cash of $366.8 million from loan sales. Also, the Company realized $1.7 million of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the six months ended March 31, 2004, the Company had a net increase of $103.6 million in loans, which increased substantially from $14.0 million for the six months ended March 31, 2003. See the Management’s Discussion on Core Business Strategy above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from Federal Home Loan Bank advances, which increased $75.0 million during the six months ended March 31, 2004. Deposit balances increased $3.4 million. During the quarter ended March 31, 2004, the Company also received $9.0 million from issuance of trust preferred securities and $4 million from a correspondent bank. Both transactions resulted in an increase in the Bank’s regulatory capital levels.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2004:

Quarter ended March 31, 2004

(In thousands)

	Certificates of deposit	FHLB Borrowings	Other Borrowings	Due to Other banks	Subordinated Debentures
Three months or less	$54,408	$80,000	$—	$17,436	$—
Over three months through six months	38,778	—	—	—	—
Over six months through twelve months	26,906	—	—	—	—
Over twelve months	54,026	26,500	4,000	—	9,279

Total	$174,118	$106,500	$4,000	$17,436	$9,279

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at March 31, 2004 are as follows:

March 31, 2004
Operating Leases
Less than one year	$215,441
Over 1 year but less than 5 years	687,060
Over 5 years	—

Total	$902,501

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

During the quarter ended March 31, 2004, the Company completed two transactions that increased the Bank Tier 1 Leverage capital by $12.3 million. First, the Company injected $3 million of capital into the Bank. The Company raised these funds by borrowing $4 million from a correspondent bank. The remaining $1 million of borrowings were lent to the Bank and will be used for future needs of the Company. Second, the Company issued $9.0 million in trust preferred securities.

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at March 31, 2004.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004:
Tangible capital (to total assets)	$46,710	9.45%	$7,426	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	51,510	14.42%	28,574	8.00%	$35,717	10.00%
Tier I risk-based capital (to risk-weighted assets)	47,277	13.24%	17,859	5.00%	21,430	6.00%
Tier I total capital (to total assets)	47,277	9.55%	19,803	4.00%	24,754	5.00%

As of September 30, 2003:
Tangible capital (to total assets)	$32,686	8.21%	$5,972	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	36,334	11.77%	24,703	8.00%	$30,878	10.00%
Tier I risk-based capital (to risk-weighted assets)	32,686	10.59%	15,439	5.00%	18,527	6.00%
Tier I total capital (to total assets)	32,686	8.21%	15,925	4.00%	19,906	5.00%

EFFECTS OF INFLATION

Changes in interest rates may have a significant impact on a bank’s performance because virtually all assets and liabilities of banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity to asset ratio. The Company’s operations are not currently impacted by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2004, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 other than an increase of roughly $14.5 million in Tier 1 capital, which will result in reducing the Company’s interest rate sensitivity. The OTS TB13A reported the Company’s level of interest rate risk as “minimal” at September 30, 2003 and remains at “minimal” level at March 31, 2004.

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

EFFECTS OF NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 — Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation was recently reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) (FIN46R). FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. FIN 46R applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For public companies, it applies no later than the end of the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On December 31, 2003, we implemented FIN 46R, which did not have a material effect on our consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity as it requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the fiscal period beginning after December 15, 2003. We do not currently have any financial instruments that are within the scope of SFAS No. 150.

On March 9, 2004 the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. As such, SAB 105 will limit opportunities to recognize an asset related to a loan commitment to originate a mortgage loan that will be held for sale prior to funding. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. We have evaluated the requirements of SAB 105 and do not believe its implementation will have a material affect on our consolidated financial statements.

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

Item 2. Changes in Securities and Use of Proceeds:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2004 through January 31, 2004	—	—	—	90,655	(1)
Month #2 February 1, 2004 through February 29, 2004	6,396	19.41	6,396	84,259
Month #3 March 1, 2004 through March 31, 2004	—	—	—	84,259
Total	6,396	$19.41	6,396	N/A

(1)	In February 2003 Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003 there was a two-for-one stock split, increasing the shares authorized under this program to 280,000. The repurchase program will continue until it is completed.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders of the Company was held on January 28, 2004. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three year term

	VOTES FOR	VOTES WITHHELD
William M. Corrigan, Jr.	4,836,249	205,409
Christopher K. Reichert	4,854,820	186,838

2.	The amendment of the Company’s Articles of Incorporation increasing the number of shares of authorized shares of common stock was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
4,759,946	275,314	6,398

3.	The amendment of the Pulaski Financial Corp. 2002 Stock Option Plan to increase the aggregate number of shares of common stock for issuance under the plan by 150,000 was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,358,267	550,457	11,052	1,249,526

4.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2004 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
5,007,655	26,894	7,109

Item 5. Other information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.*

4.0	Form of Certificate for Common Stock***

10.1	Amendment to the Pulaski Financial Corp. 2002 Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10Q, as filed on February 17, 2003.
***	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

B. Reports on Form 8-K

On January 27, 2004, the Company furnished a Form 8-K in which it announced under Item 12 its financial condition and results of operations for the quarter ended December 31, 2003. The press release announcing its financial results was attached by exhibit.

On March 31, 2004, the Company furnished a Form 8-K in which it announced under item 9 that it completed its offering of $9.0 million in trust preferred securities. The press release announcing the completion of the offering was attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date:	May 14, 2004	/S/William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date:	May 14, 2004	/S/Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer