Form 10-Q
period 2004-06-30
PULASKI FINANCIAL CORP
filed 2004-08-13
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2004
Common Stock, par value $.01 per share	5,482,987 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

June 30, 2004

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND SEPTEMBER 30, 2003 (UNAUDITED)

	June 30, 2004	September 30, 2003
ASSETS
Cash and amounts due from depository institutions	$12,862,671	$12,092,092
Federal funds sold and overnight deposits	3,570,647	6,563,554

Total cash and cash equivalents	16,433,318	18,655,646

Investment securities held to maturity, at amortized cost (fair value, $1,147,702 and $1,724,023 at June 30, 2004 and September 30, 2003, respectively)	1,155,000	1,730,000
Investment securities available for sale, at fair value	1,552,711	2,085,861
Equity securities available for sale, at fair value	2,418,479	4,346,151
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $1,030,803 and $1,292,816 at June 30, 2004 and September 30, 2003, respectively)	944,898	1,186,341
Mortgage-backed and related securities available for sale, at fair value	6,077,312	7,675,453
Capital stock of Federal Home Loan Bank - at cost	5,130,200	3,879,500
Loans receivable held for sale, at lower of cost or market	54,187,667	61,124,438
Loans receivable, net of allowance for loan losses of $4,962,000 and $3,866,000 at June 30, 2004 and September 30, 2003, respectively	450,056,204	276,894,184
Real estate acquired in settlement of loans, net of allowance for losses of $0 and $2,651 at June 30, 2004 and September 30, 2003, respectively	48,322	35,221
Premises and equipment - net	10,508,930	10,344,340
Accrued interest receivable	2,055,157	1,684,444
Intangible assets	545,463	610,918
Bank owned life insurance	11,422,615	7,606,589
Other assets	4,060,730	3,543,601

TOTAL ASSETS	$566,597,006	$401,402,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$391,373,968	$313,606,627
Advances from Federal Home Loan Bank of Des Moines	101,500,000	31,500,000
Other borrowings	3,915,000	—
Subordinated debentures	9,279,000	—
Advance payments by borrowers for taxes and insurance	1,856,534	2,458,170
Due to other banks	15,133,943	10,977,617
Other liabilities	4,926,052	6,477,412

Total liabilities	527,984,497	365,019,826

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 7,945,770 shares issued at June 30, 2004 and September 30, 2003, respectively	79,458	79,458
Treasury stock - at cost (2,471,623 and 2,515,040 shares at June 30, 2004 and September 30, 2003, respectively)	(17,926,402)	(17,107,849)
Treasury stock - equity trust - at cost (228,833 and 198,552 shares at June 30, 2004 and September 30, 2003, respectively)	(2,459,456)	(2,234,456)
Additional paid-in capital	27,502,337	27,058,914
Unearned MRDP shares	(172,395)	(320,755)
Unearned ESOP shares (44,514 and 60,031 unreleased shares at June 30, 2004 and September 30, 2003, respectively)	(222,566)	(300,153)
Accumulated other comprehensive (loss) income	(34,168)	512,887
Retained earnings	31,845,701	28,694,815

Total stockholders’ equity	38,612,509	36,382,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,597,006	$401,402,687

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans receivable	$6,145,104	$5,214,344	$16,053,870	$15,435,395
Investment securities	54,467	103,053	175,974	300,663
Mortgage-backed securities	93,435	89,149	306,060	313,815
Other	13,401	12,983	41,486	18,402

Total interest income	6,306,407	5,419,529	16,577,390	16,068,275

INTEREST EXPENSE:
Deposits	1,356,411	1,098,802	3,667,839	3,287,683
Advances from Federal Home Loan Bank of Des Moines	592,535	803,371	1,536,970	2,722,251
Subordinated debentures	94,013	—	94,965	—
Other	30,333	—	42,000	2,833

Total interest expense	2,073,292	1,902,173	5,341,774	6,012,767

NET INTEREST INCOME	4,233,115	3,517,356	11,235,616	10,055,508
PROVISION FOR LOAN LOSSES	649,965	311,232	1,229,740	1,081,453

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,583,150	3,206,124	10,005,876	8,974,055

NON-INTEREST INCOME:
Retail banking fees	638,100	487,571	1,714,885	1,382,960
Mortgage revenues	1,296,834	2,551,424	3,378,977	6,185,990
Insurance commissions	142,018	84,225	250,715	147,972
Gain on sale of investment securities	—	49,912	736,084	73,819
Other	205,252	238,443	580,122	563,775

Total non-interest income	2,282,204	3,411,575	6,660,783	8,354,516

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,667,722	1,971,054	4,582,622	4,994,747
Occupancy, equipment and data processing expense	897,502	740,201	2,676,313	2,064,531
Advertising	202,743	121,165	542,017	409,422
Professional services	206,653	215,188	544,766	522,805
Other	550,615	806,673	1,493,327	2,210,712

Total non-interest expense	3,525,235	3,854,281	9,839,045	10,202,217

INCOME BEFORE INCOME TAXES	2,340,119	2,763,418	6,827,614	7,126,354

INCOME TAXES	882,985	1,163,548	2,538,478	2,728,051

NET INCOME	$1,457,134	$1,599,870	$4,289,136	$4,398,303

Other comprehensive (loss) income	$(196,746)	$24,742	$(547,055)	$62,753

COMPREHENSIVE INCOME	$1,260,388	$1,624,612	$3,742,081	$4,461,056

NET INCOME PER COMMON SHARE - BASIC	$0.27	$0.30	$0.80	$0.82

NET INCOME PER COMMON SHARE - DILUTED	$0.25	$0.28	$0.74	$0.78

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
BALANCE, September 30, 2003	$79,458	$(19,342,305)	$27,058,914	$(320,755)	$(300,153)	$512,887	$28,694,815	$36,382,861
Comprehensive income:
Net income							4,289,136	4,289,136
Unrealized loss on investment securities arising during the period, net of tax						(61,240)		(61,240)
Less: reclassification adjustment for realized gain on sale of investment securities included in net income, net of tax						(485,815)		(485,815)

Dividends ($.09 per share)							(1,138,250)	(1,138,250)

Stock options exercised		744,163	14,447					758,610

Stock repurchase (91,755 shares)		(1,562,716)						(1,562,716)

Equity trust shares purchased		(225,000)	225,000					—

Release of ESOP shares			203,976		77,587			281,563

Amortization of Management Recognition and Development Plan shares				148,360				148,360

BALANCE, June 30, 2004	$79,458	$(20,385,858)	$27,502,337	$(172,395)	$(222,566)	$(34,168)	$31,845,701	$38,612,509

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2004 (UNAUDITED) AND JUNE 30, 2003 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,289,136	$4,398,303
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	840,552	660,949
Management Recognition and Development Plan stock awards	148,360	131,519
ESOP shares committed to be released	281,563	652,401
Loan fees, discounts and premiums - net	230,206	326,317
Provision for loan losses	1,229,740	1,081,453
Provision for losses on real estate acquired in settlement of loans	21,448	—
Gain on sale of loans	(2,830,597)	(6,185,990)
Loss on sale of real estate acquired in settlement of loans	4,693	—
Gain on sale of investment securities	(736,084)	(73,819)
Originations of loans receivable for sale to correspondent lenders	(640,375,131)	(1,114,406,263)
Proceeds from sales of loans to correspondent lenders	650,142,499	1,059,721,637
Other, net	(2,038,454)	1,139,576

Net adjustments	6,918,795	(56,952,220)

Net cash provided by (used in) operating activities	11,207,931	(52,553,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	2,163,232	552,209
Proceeds from maturities of investment securities	2,230,000	—
Proceeds from redemption of FHLB stock	5,487,400	—
Purchase of bank-owned life insurance	(3,500,000)	—
Net increase in bank-owned life insurance	(316,026)	(228,409)
Purchases of investment securities and FHLB stock	(8,040,234)	(4,387,858)
Principal payments received on mortgage-backed securities	1,654,849	2,800,748
Net increase in loans	(174,995,513)	(25,485,098)
Proceeds from sales of real estate acquired in settlement of loans receivable	317,500	—
Net additions to premises and equipment	(1,005,142)	(4,465,272)

Net cash used in investing activities	(176,003,934)	(31,213,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	77,767,341	56,105,282
Proceeds from Federal Home Loan Bank advances - net	70,000,000	21,700,000
Proceeds from other borrowings	3,915,000	—
Proceeds from issuance of subordinated debentures	9,279,000	—
Net increase in due to other banks	4,156,326	14,398,154
Net decrease in advance payments by borrowers for taxes and insurance	(601,636)	(543,240)
Dividends paid on common stock	(1,138,250)	(743,185)
Treasury stock issued under stock option plan	758,610	597,274
Stock repurchase	(1,562,716)	(1,456,626)

Net cash provided by financing activities	162,573,675	90,057,659

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED

ENDED JUNE 30, 2004 (UNAUDITED) AND JUNE 30, 2003 (UNAUDITED)

	2004	2003
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(2,222,328)	$6,290,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,655,646	11,176,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,433,318	$17,466,789

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,313,020	$5,864,522
Income taxes	3,702,886	2,220,600

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	356,741	—

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiaries, Pulaski Bank (the “Bank”) and Pulaski Financial Statutory Trust I, and the Bank’s wholly owned subsidiaries, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the outstanding shares of the Bank, and it has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2004 and September 30, 2003 and its results of operations for the three and nine-month periods ended June 30, 2004 and 2003. The results of operations for the three and nine-months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

2.	EARNINGS PER SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding - basic	5,403,441	5,368,706	5,383,266	5,368,828
Effect of dilutive stock options	387,737	331,474	414,092	318,868

Weighted average shares outstanding - diluted	5,791,178	5,700,180	5,797,358	5,687,696

Anti-dilutive shares	29,624	—	16,178	3,242

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

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net income, as reported:	$1,457,134	$1,599,870	$4,289,136	$4,398,303
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards - net of tax effect	(36,453)	(27,365)	(116,614)	(81,434)

Pro forma net income attributable to common stock	$1,420,681	$1,572,505	$4,172,522	$4,316,869

Earnings per share:
Basic -as reported	0.27	0.30	0.80	0.82
Basic- pro forma	0.26	0.29	0.78	0.80

Diluted -as reported	0.25	0.28	0.74	0.78
Diluted -pro forma	0.25	0.28	0.72	0.76

3. Corporation Obligated Floating Rate Trust Preferred Securities

On March 30, 2004, Pulaski Financial Statutory Trust I, a Connecticut statutory trust, issued $9.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $279,000 capital contribution for the Trust’s common securities, were used to acquire $9.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 2.70% over the three-month LIBOR, with an initial rate of 3.81%. The current rate is 3.81%.

The stated maturity of the Debentures is June 17, 2034. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after June 17, 2009.

4.	RECLASSIFICATIONS

Certain reclassifications have been made to 2003 amounts to conform to the 2004 presentation.

* * * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

The Company’s business strategy is to focus on the growth and efficiency of five core products, which includes two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are more than 40 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which include seven branch locations and two loan production offices. During the quarter ended June 30, 2004, the Company realized important gains in each business strategy except mortgage revenue, which resulted in a 13.9% or $69.3 million increase in assets during the quarter and a total of 41.2% or $165.2 million increase in assets year to date. Total assets were $566.6 million at June 30, 2004 compared to $401.4 million at September 30, 2003, respectively. The growth in assets stem from growth in the retained loan portfolio, which grew $70.9 million for the three months and $173.2 million for the nine months ended June 30, 2004.

Net income decreased 8.9%, or $143,000 to $1.5 million, or $0.25 diluted earnings per share, for the quarter ended June 30, 2004, compared to $1.6 million, or $0.28 diluted earnings per share for the quarter ended June 30, 2003. While net interest income and retail banking revenues experienced 20.3% and 30.9% increases, respectively, mortgage revenues, following record mortgage refinancing, declined 49.2% or $1.3 million. Provision for loan losses also increased $339,000 to $650,000 for the three months ending June 30, 2004 as the Bank experienced increased credit risk due to the addition of $70.9 million in portfolio loans during the quarter. For the nine months ended June 30, 2004, net income and diluted earnings per share declined $109,000 and $0.04 to $4.3 million and $0.74 compared to net income of $4.4 million and $0.78 diluted earnings per share for the nine months ended June 30, 2003. The Company’s earnings benefited from higher net interest income, retail-banking revenue and gains on sale of investment securities, combined with lower non-interest expense, but was offset by a $2.8 million decline in mortgage revenue. Fiscal 2003 produced the best mortgage banking environment in history due to the low interest rate environment. While the decline in refinance activity has resulted in a 45.4% decline in revenues year to date, the Company’s retained loan portfolio realized extraordinary growth, increasing 62.5% or $173.2 million for the nine month period ended June 30, 2004. The growth has resulted in higher net interest income and higher retail banking fees for the quarter and year to date periods. As the Company has transitioned out of the refinance boom, the Company has also bolstered net income through $736,000 in gains on sale of investment securities through the nine months ended June 30, 2004, all of which came in the first two quarters of the fiscal year.

RECENT EVENTS

On June 18, 2004, the Company announced that the regular quarterly cash dividend increased 50% to 9 cents per share from 6 cents per share. The dividend was payable July 19, 2004 to stockholders of record on July 5, 2004.

On June 29, 2004, the Company announced Mr. Leon A. Felman was appointed to the board of directors of both Pulaski Financial Corp. and Pulaski Bank. Mr. Felman became the seventh member of the board and will serve a term ending at the next annual meeting of shareholders. Mr. Felman, a major stockholder in Pulaski Financial, served on the board of Allegiant Bancorp Inc. for more than 11 years until its acquisition earlier this year. He also serves on the board of directors of Dynex Capital Inc., a real estate investment trust based in Glen Allen, Va., and was formerly the president and chief executive officer of Sage Systems, Inc, which operated twenty-eight Arby’s restaurants in the St. Louis metropolitan area.

On July 29, 2004, the Company announced plans to build a seventh St. Louis bank facility. The new facility will be located in the Chesterfield Valley area of St. Louis, which complements not only our retail strategy, but also our newly expanded commercial banking operations.

On July 29, 2004, the Company projected that it would reach $1 billion in assets in 3-5 years.

Management’s Discussion on Core Business Strategy

The Company’s retained loan portfolio, net of allowance for loan losses increased $173.2 million, or 62.5% to $450.1 million at June 30, 2004 from $276.9 million at September 30, 2003. The Company’s strong commitment to its three core lending products, home equity lines of credit, residential mortgages and commercial real estate and business loans, resulted in a $70.9 million, or 18.7%, increase in loans receivable during the quarter ended June 30, 2004 and $173.2 million, or 62.5%, increase year to date. Net interest income increased $716,000 to $4.2 million for the quarter ended June 30, 2004 compared to the same period a year ago and increased $1.2 million to $11.2 million for nine months ended June 30, 2004. Growth in net interest income was due to growth in the average balance of interest bearing assets. The average balance of interest earning assets increased from $408.9 million for the quarter ended June 30, 2003 to $504.1 million for the quarter ended June 30, 2004. The growth in the average balance of interest earning assets was due primarily to growth in the balance of loans receivable, but was offset by a $73.1 million decline in the average balance of loans held for sale. The Company’s net interest margin increased 3 basis points from 3.46% during the nine-month period ended June 30, 2003 to 3.49% during the nine-month period ended June 30, 2004. The net interest margin declined 8 basis points from the three months ended June 30, 2003 of 3.44% to 3.36% for the three months ended June 30, 2004, due primarily to the issuance $9.3 million of trust preferred securities and $4 million of borrowings from a correspondent bank.

Commercial real estate and commercial and industrial (“C&I”)loans increased $73.7 million to $90.1 million at June 30, 2004 compared to $16.4 million at September 30, 2003. The $73.7 million growth in the newly expanded commercial division’s portfolio includes $30.3 million of commercial real estate, $16.5 million of C&I, $16.1 million of residential (multi-family and development) and $10.8 million in construction and development. Two years ago, the Company began originating commercial credits focusing exclusively on strong borrowers and collateralized by commercial real estate. The Company expanded the commercial lending team in the current fiscal year by hiring three experienced commercial lenders from the St. Louis area, including Brian Björkman, the president of the commercial lending division. The commercial loan growth over the next three years has been targeted to be about 70% commercial real estate and 30% C&I. Management believes that commercial relationships are essential for the long-term growth of the Company, for diversification of assets as well as expansion of the customer deposit base. At June 30, 2004, the Company had $10.7 million in commercial deposits. The Company has one substandard commercial loan on a speculative 1-4 family residential property in the amount of $431,000.

Home equity lines of credit remain the most consistently growing interest-earning asset within the Company. The equity line balances increased $50.1 million to $138.8 million at June 30, 2004 compared to $88.8 million at September 30, 2003. Home equity loans are approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, lending stability to the Bank’s net interest margin. At June 30, 2004, the Bank had $364,900 of non-performing home equity loans or 0.26% of the home equity portfolio and had charge-offs of $15,000 during the nine months ended June 30, 2004.

Permanent and construction residential loan balances increased $52.2 million to $225.2 million at June 30, 2004 compared to $173.0 million at September 30, 2003. Having focused on becoming a large volume mortgage lender has allowed the Bank the opportunity to carefully select loans to retain. Typically, loans originated for portfolio matured or repriced within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. In July 2003, following two years of declines, the Bank’s retained residential mortgage portfolio began expanding in connection with the increasing interest rate environment which resulted in a significant decline in customer payoffs due to refinances. The declining prepayment levels coupled with new originations resulted in an increase in the portfolio. At June 30, 2004, the balance of residential non-performing loans was $3.3 million. The Company has government guarantees on $530,000 of the $3.3 million of non-performing residential loans. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $23,000 during the nine months ended June 30, 2004 and $26,000 for the fiscal year ended September 30, 2003. In the Midwest region of the United States, residential properties have not experienced any significant price declines over the last 10 years. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Offsetting growth in the retained portfolio, the average balance of mortgage loans held for sale declined $73.1 million to $60.3 million for the quarter ended June 30, 2004. The Bank originated fewer residential loans in 2004 due to declines mortgage refinances in the rising rate environment. The decline in average balances during the period resulted in an $826,000 decline in interest income from loans held for sale to $747,000 for the quarter ended June 30, 2004 compared to $1.6 million for the quarter ended June 30, 2003. Interest income on loans held for sale declined from $4.4 million for the nine month period ended June 30, 2003 to $2.0 million for the nine month period ended June 30, 2004. Mortgage revenues also declined as the volume of loan originations and sales declined. Mortgage revenue was $1.3 million and $3.4 million for the three and nine month periods ending June 30, 2004, respectively, compared to $2.6 million and $6.2 million for the three and nine month periods ending June 30, 2003. Mortgage revenue is generated primarily through the gain on sale of whole loans to investors. Through the nine months ended June 30, 2004, the Company sold $650 million of loans to investors compared to $1.1 billion for the nine months ended June 30, 2003.

Total liabilities increased $163.0 million to $528.0 million at June 30, 2004 compared to $365.0 million at September 30, 2003. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. Year to date, demand deposit accounts have increased $13.9 million to a balance of $156.8 million. Of the $13.9 million of growth in transaction accounts, $10.7 million have stemmed from the newly expanded commercial division. While the Company offers competitive CDs following strict pricing disciplines, it readily supports the core liability products with wholesale funding in order to support asset growth. Wholesale funding sources include FHLB borrowings and public brokered CDs. At June 30, 2004 the Company had $54.4 million in brokered CDs with an average duration of less than one year and a weighted average rate of 1.52%.

The balance of checking accounts increased $13.2 million to $42.1 million at June 30, 2004 from $28.9 million at September 30, 2003. Approximately $4.1 million of the growth stems from new commercial checking accounts. Checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue increased $151,000, or 30.9%, to $638,000 for the quarter ended June 30, 2004 compared to $488,000 for the same period ended June 30, 2003. The increase in retail banking revenue was caused by a 17.9% increase in the number of checking accounts, which went from 12,275 at June 30, 2003 to 14,471 accounts at June 30, 2004. The weighted average cost of checking account deposits was below 15 basis points.

The balance of money market accounts increased $16.8 million to $81.2 million at June 30, 2004 from $64.3 million at September 30, 2003. The Company is in its fourth year of pursuing money market accounts as a core product and its third year of a successful marketing campaign, “the Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The market became very competitive in money market accounts during the last two months of the quarter, as several banks made aggressive marketing efforts to capture this market. The Company has stayed disciplined in its pricing and has seen slower growth toward the end of the quarter. Many bank managers have become very aggressive pricing short-term deposits as they anticipate increases in the rate environment.

AVERAGE BALANCE SHEET

The following table sets forth information regarding average daily balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated. Average balances are derived from average daily balances.

	6/30/2004 Three Months Ended			6/30/2003 Three Months Ended
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$482,229	$6,145	5.10%	$388,501	$5,214	5.37%
Investment securities	2,992	29	3.91%	2,911	45	6.25%
FHLB stock	5,642	25	1.79%	7,697	58	2.99%
Mortgage-backed securities	7,592	94	4.92%	5,189	89	6.87%
Other	5,690	13	0.94%	4,602	13	1.13%

Total interest-earning assets	504,145	6,306	5.03%	408,900	5,419	5.30%

Non-interest-earning assets	37,129			25,524

Total assets	$541,274			$434,424

Interest-bearing liabilities:
Deposits	$354,794	$1,356	1.53%	$244,619	$1,099	1.80%
FHLB advances	106,830	593	2.22%	132,419	803	2.43%
Other borrowed money	3,998	30	3.03%	—	—	—
Subordinated debentures	9,279	94	4.05%	—	—	—

Total interest-bearing liabilities	474,901	2,073	1.75%	377,038	1,902	2.02%

Non-interest bearing liabilities	27,607			21,790
Shareholders’ equity	38,766			35,596

Total liabilities and stockholders equity	$541,274			$434,424

Net interest income		$4,233			$3,517

Interest rate spread			3.28%			3.28%

Net interest margin			3.36%			3.44%

Ratio of average interest-earning assets to average interest-bearing liabilities		106.16%			108.45%

	6/30/2004 Nine Months Ended			6/30/2003 Nine Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$408,176	$16,054	5.24%	$369,050	$15,435	5.58%
Investment securities	3,434	109	4.23%	2,911	136	6.24%
FHLB stock	4,518	67	1.98%	7,340	165	2.99%
Mortgage-backed securities	8,071	306	5.06%	6,101	314	6.86%
Other	5,675	41	0.98%	2,187	18	1.12%

Total interest-earning assets	429,874	16,577	5.14%	387,589	16,068	5.53%

Non-interest-earning assets	34,780			21,935

Total assets	$464,655			$409,524

Interest-bearing liabilities:
Deposits	$315,715	$3,668	1.55%	$227,257	$3,288	1.93%
FHLB advances	83,026	1,537	2.47%	127,285	2,722	2.85%
Other borrowed money	1,854	42	3.02%	88	3	4.30%
Subordinated debentures	3,148	95	4.02%	—	—	—

Total interest-bearing liabilities	403,743	5,342	1.76%	354,630	6,013	2.26%

Non-interest bearing liabilities	22,860			20,288
Shareholders’ equity	37,775			34,606

Total liabilities and stockholders equity	$464,378			$409,524

Net interest income		$11,235			$10,055

Interest rate spread			3.38%			3.27%

Net interest margin			3.49%			3.46%

Ratio of average interest-earning assets to average interest-bearing liabilities		106.47%			109.29%

Additional Discussion on Financial Condition

Cash and cash equivalents decreased $2.2 million, from $18.7 million at September 30, 2003 to $16.4 million at June 30, 2004. The decrease in cash resulted from a decrease of overnight deposits, which typically accumulate from proceeds wired from investors on loan sales.

The balance of Federal Home Loan Bank advances increased $70.0 million to $101.5 million at June 30, 2004 from $31.5 million at September 30, 2003. The increase in advances was used to fund loan growth. The Company is currently limited to 40% of its total assets or $226.6 million in borrowing capacity from the FHLB of Des Moines subject to sufficient collateral. At June 30, 2004, the weighted average rate of the FHLB borrowings was 2.47% with a weighted average maturity of 1.76 years.

The Company also added two new liabilities during the year designed to bolster the consolidated regulatory capital levels of the organization. On March 30, 2004, the Company issued $9.0 million of trust preferred securities. In addition, the Company borrowed another $4 million from a correspondent bank and contributed the proceeds into the Bank as capital.

Balances due to other banks increased $4.2 million to $15.1 million at June 30, 2004. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Bank owned life insurance (“BOLI”) increased $3.8 million to $11.4 million at June 30, 2004 from $7.6 million at September 30, 2003. In response to the growth in costs related to employee benefits, the Bank has invested in key-man life insurance. In accordance with Office of Thrift Supervision guidance, the Bank has limited its investment in BOLI to less than 25% of Tier I capital.

Total stockholders’ equity increased $2.2 million to $38.6 million at June 30, 2004 from $36.4 million at September 30, 2003. The increase was primarily attributable to net income for the nine months of $4.3 million. Offsetting the increase in equity was the repurchase of 91,755 shares of common stock for $1.6 million and the payment of dividends of $1.1 million.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets decreased $620,000 from $4.3 million at September 30, 2003 to $3.6 million at June 30, 2004. In the second quarter, the Company sold a pool of $2.5 million in non-performing residential loans to an investor, but was offset by declines in credit quality of approximately $1.9 million of residential real estate loans. The allowance for loan losses has increased $1.1 million to $5.0 million at June 30, 2004 from $3.9 million at September 30, 2003. The allowance as a percentage of nonperforming loans increased from 91.3% at September 30, 2003 to 137.6% at June 30, 2004, while the allowance as a percentage of total loans has decreased from 1.13% at September 30, 2003 to 0.97% at June 30, 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $650,000 and $1.2 million for the three and nine-month periods ended June 30, 2004 compared to $311,000 and $1.1 million for the three and nine-month period ended June 30, 2003. The increase in the provision for loan losses during the quarter ended June 30, 2004 was due primarily to the addition of $70.9 million in portfolio loans and the higher concentration of commercial loans, which carry a higher level of risk than other loans in the portfolio.

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

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical loan loss experience has been low at $185,000 annually. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in the allowance for loan losses was due to an increase in risk in the loan porfolio. The Company was historically a lender of only one-to-four family conforming residential loans. Today the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Nine Months Ended June 30,
	2004	2003
	(In thousands)

Allowance for loan losses, beginning of period	$3,866	$2,553
Provision for loan losses	1,230	1,081

Loans charged-off	(145)	(120)
Recoveries of loans previously charged-off	11	2

Allowance for loan losses, end of period	4,962	3,516

Ratio of allowance to total loans outstanding	0.97%	0.85%
Ratio of allowance to nonperforming loans	137.60%	126.08%

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value ratio, the affordability ratios or other personal history. Five-year historical loss rates and industry data for each credit rating are used to determine the appropriate allocation percentage for each loan grade. Commercial real estate, consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

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

DISCUSSION OF OTHER NON-INTEREST INCOME AND EXPENSE FROM OPERATIONS FOR THREE AND NINE MONTHS ENDED JUNE 30, 2004

Gain on sale of investment securities was $0 and $736,000 for the three and nine month periods ending June 30, 2004, respectively, compared to $50,000 and $74,000 in gains on sale of investment securities for the three and nine month periods ending June 30, 2003, respectively. The increase in the gain for the nine month period was the result of the sale of certain equity securities held by the Company, which were sold during the second quarter. The Company’s investment policy allows it to purchase up to 5% ownership in other publicly traded thrift holding companies. The Company typically purchases well-capitalized thrift stocks that are close to St. Louis and trading at a low valuation.

Insurance Commissions increased $58,000 to $142,000 for the three-month period ending June 30, 2004 compared to the three-month period ending June 30, 2003. For the nine-month period ending June 30, 2004 insurance commissions were $251,000 compared to $148,000 for nine months ending June 30, 2003. Insurance commission is revenue derived from non-deposit investments offered through the Bank’s subsidiary. The revenue has increased in the current year as management has added staff to this sales activity.

Salaries and employee benefits expense decreased $303,000 to $1.7 million for the three-month period ended June 30, 2004 from $2.0 million for the three-month period ended June 30, 2003. In June of 2003, the Company released additional shares from the ESOP, which resulted in an additional $403,000 of salary expense during the quarter ended June 30, 2003. For the nine-month period ending June 30, 2004 salaries and employee benefits expense was down $412,000 to $4.6 million due primarily to lower ESOP expense in 2004.

Occupancy and equipment related expenses increased $157,000 to $897,000 during the three-month period ended June 30, 2004 and $612,000 to $2.7 million during the nine-month period ended June 30, 2004. The growth in the occupancy and equipment related expenses relate to the opening of two new bank locations and the operations center during the last year.

Other expense declined $256,000 to $551,000 during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003. For the nine-month period, other expense was down $717,000. The decline in other expense was primarily attributed to the $613,000 in early termination fees to retire $10 million in long-term FHLB advances incurred during fiscal 2003, with $242,000 of expense occurring during the three months ended June 30, 2003.

INCOME TAXES

The provision for income taxes was $883,000 for the three-month period ended June 30, 2004 compared to $1.2 million for the three-month period ended June 30, 2003. The provision for income tax was $2.5 million and $2.7 million for the periods ending June 30, 2004 and June 30, 2003, respectively. The effective tax rates for the nine-month periods ended June 30, 2004 and 2003 were 37.2% and 38.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Bank had outstanding commitments to originate loans of $105.7 million and commitments to sell loans on a best efforts basis of $116.2 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $163.5 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or LTV as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At June 30, 2004, the Bank had approximately $226.3 million in available borrowing authority under the above-mentioned arrangement, $101.5 million of which had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $640.4 million in cash during the nine months ended June 30, 2004 and provided proceeds of cash of $650.1 million from loan sales. Also, the Company realized $2.8 million of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the nine months ended June 30, 2004, the Company had a net increase of $175.0 million in loans, which increased substantially from $25.5 million for the nine months ended June 30, 2003. See the Management’s Discussion on Core Business Strategy above for a discussion on the growth of the retained loan portfolio.

The Company’s primary source of funds from financing activities came from increased deposit and advance balances. Deposit balances increased $77.8 million and FHLB advances increased $70.0 million during the nine-months ended June 30, 2004. During the nine months ended June 30, 2004, the Company also received $9.3 million from the issuance of trust preferred securities and borrowed an additional $3.9 million from a correspondent bank. Both transactions resulted in an increase in the Bank’s regulatory capital levels.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2004:

	June 30, 2004 (In thousands)
	Certificates of Deposit	FHLB Borrowings	Other Borrowings	Due to Other Banks	Subordinated Debentures
Three months or less	$65,969	$65,000	$—	$15,134	$—
Over three months through six months	43,524	—	—	—	—
Over six months through twelve months	54,054	10,000	—	—	—
Over twelve months	71,032	26,500	3,915	—	9,279

Total	$234,579	$101,500	$3,915	$15,134	$9,279

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at June 30, 2004 are as follows:

June 30, 2004
Operating Leases
Less than one year	$264,681
Over 1 year but less than 5 years	786,652
Over 5 years	—

Total	$1,051,333

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at June 30, 2004.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004:
Tangible capital (to total assets)	$48,397	8.57%	$8,476	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	53,774	12.65%	34,016	8.00%	$42,520	10.00%
Tier I risk-based capital (to risk-weighted assets)	48,942	11.51%	21,260	5.00%	25,512	6.00%
Tier I total capital (to total assets)	48,942	8.66%	22,603	4.00%	28,254	5.00%

As of September 30, 2003:
Tangible capital (to total assets)	$32,686	8.21%	$5,972	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	36,334	11.77%	24,703	8.00%	$30,878	10.00%
Tier I risk-based capital (to risk-weighted assets)	32,686	10.59%	15,439	5.00%	18,527	6.00%
Tier I total capital (to total assets)	32,686	8.21%	15,925	4.00%	19,906	5.00%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2004, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 other than an increase of approximately $14.5 million in Tier 1 capital, which will result in reducing the Company’s interest rate sensitivity.

We utilize derivative financial instruments to assist in our management of interest rate sensitivity of certain assets. Derivative financial instruments issued by us consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist exclusively of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities. As of June 30, 2004 and September 30, 2003, we had interest rate lock commitments of $60.5 million and $25.0 million and forward contracts of $11.8 million and $0, respectively.

ITEM 4. CONTROLS AND PROCEDURES

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. As such, SAB 105 limits opportunities to recognize an asset related to a loan commitment to originate a mortgage loan that will be held for sale prior to funding. The guidance in SAB 105 is applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The implementation of SAB 105 did not have a material affect on our consolidated financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Neither the Bank or the Company is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2004 through April 30, 2004	9,090	18.50	9,090	75,169
May 1, 2004 through May 31, 2004	19,200	17.55	19,200	55,969
June 1, 2004 through June 30, 2004	29,400	16.97	29,400	26,569
Total	57,690	$17.40	57,690	N/A

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003 the Company declared a two-for-one stock split of its common stock, increasing the shares authorized under this program to 280,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3. Defaults Upon Senior Securities: Not applicable

Item	4. Submission of Matters to a Vote of Security Holders: Not applicable

Item 5. Other information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.*

4.0	Form of Certificate for Common Stock***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2003.
***	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

B.	Reports on Form 8-K

On April 15, 2004, the Company furnished a Form 8-K in which it announced certain information about its recently completed quarter, the timing of its second quarter earnings release, and the timing and procedure for participating in a conference call to discuss the second quarter results. The press release announcing the financial results was attached by exhibit.

On April 29, 2004, the Company furnished a Form 8-K in which it announced under Item 12 its financial condition and results of operations for the quarter ended March 31, 2004. The press release announcing the financial results was attached by exhibit.

On June 29, 2004, the Company furnished a Form 8-K in which it announced under Item 9 the appointment of Leon A. Felman as a director of the Company and the Bank. The press release announcing the appointment was attached by exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 13, 2004	/S/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: August 13, 2004	/S/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer