Form 10-K
period 2004-09-30
PULASKI FINANCIAL CORP
filed 2004-12-14
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐.

The market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $91.7 million.

There were issued and outstanding 5,534,826 shares of the registrant’s common stock as of December 14, 2004

Documents Incorporated by Reference

Portions of 2004 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, rather statements based on Pulaski Financial Corp.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company” or the “Registrant”) is the holding company for Pulaski Bank (the “Bank”). The Company’s primary asset is its investment in the Bank, but also maintains an investment securities portfolio for liquidity. The Company has both subordinated debt in the form of trust preferred securities and other borrowings, the proceeds from which have been injected in the Bank as capital. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

The Bank is a community oriented financial institution offering traditional financial services. The Bank’s business consists principally of attracting retail deposits from the general public and using them to originate mortgage loans secured by one-to four-family residences and, home equity loans and commercial mortgages. To a lesser extent, the Company also originates commercial and industrial loans that are secured by inventory, equipment and other assets.

Market Area

The Bank has developed two distinct market areas in the metropolitan areas of St. Louis and Kansas City. In St. Louis, the Bank conducts operations out of its main office and six branch offices located in St. Louis County, the city of St. Louis and St Charles County. During fiscal 2003, the Bank opened a mortgage lending office in Johnson County, Kansas. Subsequently, the Bank acquired a retail branch location approximately six miles from the Johnson County lending office in the neighboring county of Jackson County, Missouri. Most of the Bank’s depositors live in the areas surrounding its branches. However, the Bank’s lending area is broader, consisting of the entire metropolitan areas of St. Louis and Kansas City.

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

At June 30, 2004, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, the Bank held approximately, 0.86% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the 19th largest market share out of 134 financial institutions with offices in this metropolitan statistical area. Also at June 30, 2004, the Bank held approximately 0.09% of the deposits in the Kansas City, Missouri-Kansas Metropolitan Statistical Area, which was the 118th largest market share out of 154 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as US Bancorp, Bank of America Corporation and Union Planters Corp. also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

General. The following table sets forth the composition of the Bank’s loan portfolio at the dates indicated.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One to four family residential	$248,311	47.79%	$167,410	59.25%	$157,776	66.70%	$155,900	75.36%	$169,770	79.87%
Real estate construction & development	34,195	6.58	12,531	4.44	3,656	1.55	6,221	3.01	3,631	1.71
Multi-family residential	8,571	1.65	4,205	1.49	3,780	1.60	697	0.34	914	0.43
Commercial	44,341	8.53	4,700	1.66	8,147	3.44	1,409	0.68	412	0.19

Total real estate loans	335,418	64.55	188,846	66.84	173,359	73.29	164,227	79.39	174,727	82.20

Commercial and industrial	22,038	4.24	—	—	—	—	—	—	—	—

Consumer and Other Loans:
Automobile loans	1,813	0.35	2,592	0.92	5,886	2.49	12,109	5.85	21,450	10.09
Home equity loans	158,462	30.50	89,298	31.61	55,410	23.42	28,586	13.82	14,396	6.77
Other	1,895	0.36	1,794	0.63	1,893	0.80	1,956	0.94	1,983	0.94

Total consumer and other loans	162,170	31.21	93,684	33.16	63,189	26.71	42,651	20.61	37,829	17.80

Total loans	519,626	100.00%	282,530	100.00%	236,548	100.00%	206,878	100.00%	212,556	100.00%

Less:
Loans in process	6,615		3,083		7,293		1,577		2,288
Unamortized loan origination costs, net of loan fees	(3,152)		(1,313)		(879)		(658)		(1,017)
Allowance for loan losses	5,579		3,866		2,553		1,844		1,366

Total loans receivable, net	$510,584		$276,894		$227,581		$204,115		$209,919

Residential Mortgage Lending.

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

Construction and Development Loans. The Company also originates real estate construction and development loans that consist primarily of 1-4 family residence construction loans made to both developers and retail mortgage customers. Loan disbursements are closely monitored by the management of the Bank to ensure funds are being used strictly for the purposes agreed upon in the loan covenants. The Company employs both internal staff and external title company experts to ensure loan disbursements are substantiated by regular inspections and review. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending signs of deterioration in the customers ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due. In most instances, loan amounts are limited to 85% of the appraised value upon completion of the construction project. Credit risk for construction and development loans arise from borrowers lacking the ability or willingness to repay the loan, or by a shortfall in the collateral value in relation the outstanding loan balance in cases of default.

Commercial Real Estate Loans. The Bank engages in commercial real estate lending, typically through direct originations. The Bank has expanded its commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based floating rate loans, or short-term (1-5 year) fixed-rate loans. The Bank’s commercial loan policy limits the Bank’s lending limit to 15% of its unimpaired capital plus reserves, which was $8.5 million at September 30, 2004. Loans secured by commercial real estate generally have larger loan values and involve greater risks than one- to four-family residential mortgage loans. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank also obtains loan guarantees from financially capable parties. The Bank’s lending personnel or an agent of the Bank inspects all of the properties securing the Bank’s commercial real estate loans before the loan is made. The Bank also obtains appraisals on each property in accordance with applicable regulations.

Commercial and Industrial Loans. The Company also originates commercial and industrial loans that are secured by other property such as inventory, equipment and finished goods.

The Bank’s largest commercial loan was a $3.8 million loan secured by commercial real estate. This loan was performing according to its terms at September 30, 2004. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.

Unlike residential mortgage loans, which generally are made on the basis of a borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer and Other Loans. The Bank’s consumer loan department makes consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans consist primarily of home equity lines of credit (“HELOC”), but also include automobile loans, unsecured loans, and other secured consumer goods loans.

Home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. Home equity loans with greater than 90% LTV are insured with mortgage insurance by the Bank. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. The Bank’s introductory rate on HELOC loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to the Bank. Lending up to 100% of the value of the property presents greater credit risk to the Bank. Consequently, the Bank limits this product to customers with a favorable credit history.

The automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans.

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

Other Banking Operations. The Company also offers fixed income security trading and sales and the sales of title insurance.

The title insurance business, which is a division of the Bank, began operations in the third quarter of fiscal 2004. The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports). The policies are issued primarily on residential transactions; however, the division also performs certain commercial transactions. Customers of the title division consist primarily of residential mortgage customers that have been referred to the title division.

The Bank also operates a fixed income sales division that was formed shortly after fiscal year end. The division was formed following the hiring of five veteran management and sales personnel who have an average of 20 years experience in fixed income investment trading and sales. The business consists primarily of buying and selling bonds for community bank investment portfolio managers in Missouri, Illinois and surrounding states. The business will not include developing portfolio for trading for the Bank.

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date.

	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Commercial and industrial	$17,590	$3,345	$1,103	$22,038
Real estate construction and development	32,930	950	315	34,195
Residential real estate	72,565	148,845	35,472	256,882
Consumer and other	156,836	3,044	2,290	162,170
Commercial real estate	32,694	9,537	2,110	44,341

Total loans	$312,615	$165,721	$41,290	$519,626

The following table sets forth, as of September 30, 2004, the dollar amount of all loans due or repricing after September 30, 2005, which have fixed interest rates and have adjustable interest rates.

	Fixed	Adjustable
	(In thousands)
Commercial and industrial	$4,448	$—
Real estate construction and development	950	315
Residential real estate	67,689	116,628
Consumer and other	2,390	2,944
Commercial real estate	11,363	284

Total	$86,840	$120,171

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

Loan Marketing and Processing. Loan applicants come through direct marketing efforts by loan officers of the Bank, as well as through referrals by REALTORs, financial planners, previous and present customers and, to a far lesser extent, through television, Internet and print advertising promotions. All types of loans may be originated in any of the Bank’s offices, though most loans are closed at the Bank’s main office. Loans are serviced from the Bank’s main office. Loans sold into the secondary mortgage market are generally serviced by the purchaser. Loans sold on a participation basis are serviced by the Bank. Loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by a fee appraiser approved by the Bank and licensed or certified by the State of Missouri.

An internal loan committee approves commercial loans up to $3.0 million, while all loans above this level are approved by the board of directors. Residential loans in the amount of $400,000 or less may be approved by one Senior Officer and an underwriter. Loans over $400,000 and up to $750,000 require the approval of the Senior Vice President of Lending in conjunction with underwriters, Senior Officers and a member of the Executive Committee, depending upon the amount of the loan. Any loans in excess of $750,000 require consent of the Executive Committee and approval by the Senior Vice President of Lending. Consumer and auto loan approvals are delegated to several consumer loan officers who can individually lend up to $50,000.

Loan applicants are promptly notified of the decision of the Bank. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Originations, Sales and Purchases.

To manage its interest rate risk position, the Bank generally sells the fixed-rate mortgage loans that it originates. The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates paid on deposits will increase while the Bank holds long-term, fixed-rate loans in its portfolio. It also allows the Bank to continue to fund loans when deposit flows decline or funds are not otherwise available. Mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the customer, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to the Bank that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, the Bank generally negotiates a best efforts delivery, which minimizes any exposure from loans that do not close. Certain loans are sold on a mandatory-delivery basis. Loans sold in this manner are hedged against changes in interest rate risk through forward sales of mortgage-backed securities. The issuing of interest rate commitments by the Bank is considered a derivative investment and changes in market value are reported on the Bank’s consolidated balance sheet and statement of income and comprehensive income.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$343,703	$332,943	$244,723

Loans originated:
Commercial and industrial	22,038	—	—
Real estate construction an development	21,808	7,809	3,614
Consumer and other	1,030,780	1,633,838	834,257
Commercial real estate	96,823	9,532	4,046
Consumer and other	167,679	119,351	65,288

Total loans originated	1,339,128	1,770,530	907,205

Loans purchased:
Residential real estate	731	305	446
Commercial real estate	10,292	10,931	13,051

Loans sold:
Total whole loans sold	(872,310)	(1,567,394)	(701,003)

Mortgage loan principal repayments	(109,111)	(86,605)	(44,713)
Consumer loan repayments and all other	(143,195)	(117,007)	(86,766)

Net loan activity	225,535	10,760	88,220

Total gross loans, including loans held for sale, at end of period	$569,238	$343,703	$332,943

Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees and discount “points.” Loan fees and points are a percentage of the principal amount of the loan which are charged to the borrower for funding the loan. The amount of points charged by the Bank varies, though the range generally is between 0% and 2%. Current accounting standards require fees received (net of certain loan origination costs) for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as interest income adjustments at the time of prepayment. Deferred fees or costs are recognized as mortgage revenue on loans that are sold to investors.

Nonperforming Assets and Delinquencies. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Residential mortgage loan borrowers are typically only downgraded after origination when they have failed to make a required payment. The Bank follows the following collection procedures for all types of loans, excluding consumer loans, although larger customers are typically contacted sooner. The first notice is mailed to the borrower 18 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 20 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. At the 45th day after the due date, a default letter is sent. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish: (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 60th day of delinquency, all superior lien holders are contacted to determine: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

The Bank’s Board of Directors is informed on a quarterly basis as to the status of all mortgage and consumer loans that are delinquent 90 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate construction and development	—	—	—	—	—
Residential real estate	370	264	303	173	314
Commercial real estate	—	—	—	—	—
Consumer and other	159	202	120	173	101

Total	529	466	423	346	415

Accruing loans which are contractually past due 90 days or more:
Commercial and industrial	—	—	—	—	—
Real estate construction and development	—	—	—	—	—
Residential real estate	3,495	3,550	1,920	1,935	1,297
Commercial real estate	—	—	—	—	—
Consumer and other	247	181	156	158	217

Total	3,742	3,731	2,076	2,093	1,514

Troubled debt restructurings	—	37	7	222	158

Non-performing loans (1)	4,271	4,234	2,506	2,661	2,087
Real estate owned (net)	1,068	35	—	—	28
Other non-performing assets	7	14	8	—	7

Total non-performing assets	$5,346	$4,283	$2,514	$2,661	$2,122

Total non-performing loans as a percentage of net loans	0.76%	1.24%	0.77%	1.09%	0.92%
Total non-performing loans as a percentage of total assets	0.67%	1.05%	0.68%	0.92%	0.74%
Total non-performing assets as a percentage of total assets	0.84%	1.07%	0.68%	0.92%	0.75%

(1)	Includes $848,000, $654,000, $288,000, $684,000, and $444,000 of FHA/VA loans at September 30, 2004, 2003, 2002, 2001 and 2000, respectively, the principal and interest payments on which are fully insured.

Interest income that would have been recorded for the years ended September 30, 2004 and September 30, 2003, had non-accruing loans been current according to their original terms amounted to $29,000 and $69,000, respectively. The amount of interest related to these loans included in interest income was $13,000 for the year ended September 30, 2004 and $27,000 for the year ended September 30, 2003.

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. The balance of real estate owned increased from $35,000 at September 30, 2003 to $1.1 million at September 30, 2004. The increase in real estate owned is attributed to the Bank’s acquisition of two large residential properties in settlement of debts outstanding by residential mortgage customers. Each of the two properties have appraised values of approximately one half million dollars after being written down to 93% of appraised value. When writing real estate down to appraised value, the Company typically recognizes an additional 7% below fair market value in order to leave allowances for selling costs.

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

The following table sets forth the number and amount of classified loans at September 30, 2004:

	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real estate:
Commercial and industrial	—	$—	—	$—	—	$—	—	$—
Real estate construction & development	—	—	—	—	—	—	—	—
Residential	3	45	—	—	25	2,767	—	—
Commercial	—	—	—	—	1	433	—	—

Consumer:
Automobile loans	17	56	—	—	19	71	—	—
Home Equity loans	1	15			5	198
Other	—	—	—	—	—	—

Total	21	$116	—	$—	50	$3,469	—	$—

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. All charged-off loans are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank’s income. The allowance for loan losses is based on management’s periodic evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Bank periodically recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances or “SVA” in order to reduce loan balances below the market value of the collateral.

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

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Bank’s financial condition and results of operations.

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine the allowance are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience. Any material increase in non-performing loans will adversely affect the Bank’s financial condition and results of operations.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance at beginning of period	$3,866	$2,553	$1,844	$1,366	$986
Provision for loan losses	1,934	1,487	1,011	752	499

Charge-offs:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate construction and development	—	—	—	—	—
Residential real estate	73	26	34	20	10
Consumer and other	161	160	286	255	123

Total charge-offs	234	186	320	275	133
Recoveries	13	12	18	1	14

Net charge-offs	221	174	302	274	119

Allowance at end of period	$5,579	$3,866	$2,553	$1,844	$1,366

Allowance for loss losses as a percentage of total loans outstanding at the end of the period	0.99%	1.13%	0.78%	0.76%	0.61%
Net charge-offs as a percentage of average loans outstanding during the period	0.05%	0.05%	0.12%	0.12%	0.06%
Allowance for loan losses as a percentage of non-performing loans	130.64%	91.31%	101.89%	69.30%	65.45%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$219	4.24%	$—	—%	$—	—%	$—	—%	$—	—%
Residential real estate	2,248	49.44	$1,788	60.74	$1,348	69.85	$1,237	78.70	$917	82.01
Real estate construction and development	448	6.58	185	4.44	—	—	—	—	—	—
Commercial real estate	335	8.53	382	1.66	118	3.44	—	0.68	—	.19
Consumer and other	2,329	31.21	1,511	33.16	1,087	26.71	607	20.62	369	17.80
Unallocated	—	—	—	—	—	—	—	—	80	—

Total allowance for loan losses	$5,579	100.00%	$3,866	100.00%	$2,553	100.00%	$1,844	100.00%	$1,366	100.00%

Investment Activities

The Bank is permitted under applicable law to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the FHLB-Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, equity securities and mutual funds. Savings institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

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

The Investment Committee, comprised of the Company’s President and Chief Executive Officer and Chief Financial Officer, determines appropriate investments in accordance with the Board of Directors’ approved investment policies and procedures. Investments are made following certain considerations, which include the Company’s liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on the Company’s credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

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

The following table sets forth the carrying value of the Company’s investment and mortgage-backed securities portfolio at the dates indicated. The Company’s investment securities portfolio at September 30, 2004 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Held to maturity at amortized cost:
Investment securities:
Certificates of Deposit	$715	$1,730	$—

Mortgage-backed securities:
Mortgage-backed securities	$784	$1,072	$1,592
CMOs	80	114	203

Total mortgage-backed Securities	$864	$1,186	$1,795

FHLB stock	$7,538	$3,880	$5,840

Available for sale, at fair value:
Investment securities:
U.S. Treasury and agency obligations	$9,224	$2,086	$2,914
Other	279	—	—

Total investment securities	$9,503	$2,086	$2,914

Mortgage-backed securities:
Fannie Mae	$5,710	$7,675	$5,687

Equity securities	$3,483	$4,346	$1,963

The following table sets forth the maturities and weighted average yields of the securities in the Company’s investment and mortgage-backed securities portfolios at September 30, 2004. Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2004, the Company’s portfolio did not include any callable securities. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At September 30, 2004
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Investment securities:
Certificates of Deposit	$715	1.71%	$—	—	$—	—	$—	—
Mortgage-backed securities:
Mortgage-backed securities	$—	—	$66	9.30%	$15	11.87%	$703	8.51%
CMOs	—	—	—	—	—	—	81	2.53%

Total mortgage-backed securities	$—	—	$66	9.30%	$15	11.87%	$784	7.89%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$9,224	2.32%	$—	—	$—	—	$—	—
Other	—	—	—	—	—	—	279	3.90%

Total investment securities	$9,224	2.32%	$—	—	$—	—	$279	3.90%

Mortgage-backed securities:
Mortgage-backed securities	$—	—	340	5.99%	$4,361	3.82%	$1,009	7.14%

Sources of Funds

General. Deposits, loan repayments, loan sales and FHLB borrowings are the major sources of the Bank’s funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines, other borrowing arrangements and proceeds from the issuance of trust preferred securities, may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. The Bank’s depositors reside predominately in the State of Missouri. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, the pricing of competitors, and profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank’s Asset Liability Committee regularly reviews its deposit mix and pricing. The following table sets forth the balances (inclusive of interest credited) of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing	$16,207	3.98%	$9,395	3.00%	$5,736	2.85%
NOW checking	35,243	8.66	25,848	8.24	21,591	10.73
Regular savings	33,702	8.28	32,657	10.41	27,539	13.68
Money market deposit	80,006	19.67	64,337	20.52	41,898	20.82
Certificates which mature (1):
Within 1 year	164,621	40.47	139,595	44.51	78,048	38.78
After 1 year, but within 3 years	70,910	17.43	29,481	9.40	18,707	9.29
Certificate maturing thereafter	6,109	1.50	12,294	3.92	7,751	3.85

Total	$406,798	100.00%	$313,607	100.00%	$201,270	100.00%

(1)	At September 30, 2004, 2003 and 2002, jumbo certificates amounted to $103.2 million, $62.5 million and $28.7 million, respectively.

The following table indicates the amount of the Bank’s jumbo certificates of deposit by time remaining until maturity as of September 30, 2004. Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates; however, special rates are offered to “President Club” members who have deposits of $50,000 or more.

Maturity Period	Amount (In thousands)
Three months or less	$24,142
Over 3 through 6 months	38,624
Over 6 through 12 months	19,867
Over 12 months	20,523

Total	$103,156

Time Deposits by Rates. The following table sets forth the certificates of deposits in the Bank classified by rates at the dates indicated.

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
0.00 - 1.99%	$141,154	$90,188	$35,741
2.00 - 2.99%	60,548	53,479	30,178
3.00 - 3.99%	27,326	19,336	13,077
4.00 - 4.99%	10,911	14,925	15,498
5.00 - 5.99%	1,577	3,313	6,028
6.00 - 6.99%	—	—	3,841
7.00 - 7.99%	124	128	143

Total	$241,640	$181,369	$104,506

Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at September 30, 2004.

	Amount Due
	Within One Year	After 1 Year But Within 2 Years	After 2 Years But Within 3 Years	After 3 Years But Within 4 Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$126,161	$13,623	$1,370	$—	$—	$141,154
2.00 - 2.99%	29,563	27,792	678	1,418	1,097	60,548
3.00 - 3.99%	6,390	6,011	12,950	1,684	291	27,326
4.00 - 4.99%	1,789	832	6,671	1,276	343	10,911
5.00 - 5.99%	594	265	718	—	—	1,577
6.00 - 6.99%	—	—	—	—	—	—
7.00 - 7.99%	124	—	—	—	—	124

Total	$164,621	$48,523	$22,387	$4,378	$1,731	$241,640

Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Beginning balance	$313,607	$201,270	$189,710

Net increase before interest credited	92,001	110,934	8,766
Interest credited	1,191	1,403	2,794

Net increase in savings deposits	93,192	112,337	11,560

Ending balance	$406,799	$313,607	$201,270

Borrowings. The Bank uses advances from the FHLB-Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB-Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The line of credit is subject to available collateral of one-to four- family residential loans, home equity loans and loans held for sale. Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

The following table sets forth certain information regarding the Bank’s use of FHLB advances during the periods indicated.

	Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Maximum balance at any month end, during the period	$160,500	$154,000	$116,800
Average balance, during the period	96,023	122,084	74,780
Period end balance	154,600	31,500	116,800
Weighted average interest rate:
At end of period	2.53%	4.55%	3.44%
During the period	2.45%	2.71%	4.85%

Personnel

As of September 30, 2004, the Bank had the equivalent of 258 full-time employees. The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Subsidiary Activities

Other than the Bank, the Company maintains one wholly-owned subsidiary, Pulaski Financial Statutory Trust I (the “Trust”), a Connecticut statutory trust. The Trust issued $9.0 million of adjustable-rate preferred securities in March 2004. The proceeds of the offering were dividends to the holding Company, which was then injected into the Bank as Tier 1 capital.

The Bank’s subsidiary, Pulaski Service Corporation, sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2004, the Bank’s equity investment in its subsidiary was $390,000 or 0.06% of the Bank’s assets.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position
William A. Donius	46	Chairman, President, Chief Executive Officer and Director
Ramsey K. Hamadi	35	Chief Financial Officer
Christopher K. Reichert	40	Executive Vice President

(1)	As of September 30, 2004.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2004, the Bank meets the QTL test.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 5% of the aggregate or 1/20 of its advances (borrowings) from the FHLB.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that, during calendar year 2004, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $47.6 million; a 10% reserve ratio is applied over $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

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

Item 2. Properties

The Bank conducts its business through seven full-service banking offices. The following table sets forth information on those offices as of September 30, 2004.

Location	Year Opened	Net Book Value (1)		Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:

12300 Olive Boulevard St. Louis, Missouri 63141	1978	$3,327		Owned		29,000

Branch Offices:
199 Jamestown Mall Florissant, Missouri 63034	1998	42		Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118	1967	639		Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123	2001	607		Owned	(3)	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	868		Owned		2,800

1700 O’Fallon Road O’Fallon, Missouri 63304	2003	1,475		Owned		4,000

8442 Wornall Road Kansas City, Missouri 64114	2003	598		Owned		3,500

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	65		Leased	(4)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	516		Leased	(5)	10,045

One Insurance Center Plaza St. Louis, Missouri 63141	2003	2,442		Owned	(6)	26,000

Chesterfield Tower Center Chesterfield, Missouri 63005		122	(7)

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Includes the period the office was located at 6955 Parker Road at Highway 367 in Florissant. The office was moved to its current site in October 1998. Lease expires on August 31, 2006.

(3)	The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former office location 4225 Bayless Road in January, 2001.
(4)	Houses administrative staff. Lease expires August 31, 2007.
(5)	Houses mortgage lending division. Lease expires October 31, 2008.
(6)	Planned office space for the mortgage lending division anticipated to open in February 2005.
(7)	New office anticipated to open in May 2005.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Annual Report to Stockholders.

ISSUER PURCHASES OF EQUITY

SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	77	$18.50	77	26,492
August 1, 2004 through August 31, 2004	156	17.52	156	26,336
September 1, 2004 through September 30, 2004	—	—	—	26,336
Total	233	$17.52	233	N/A

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003, the Company declared a two-for-one stock split of its common stock, increasing the shares authorized under this program to 280,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure that have not been previously reported by the Company. For information regarding the Company’s change in accountants during fiscal 2003, see the section captioned “Proposal 2-Ratification of Independent Auditors” in the Proxy Statement.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

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

The following table sets forth information about the Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by securityholders	571,613	$8.10	112,428
Equity compensation plans not approved by securityholders	60,510	$7.06	—

Total	632,123	$8.00	112,428

(1)	Consists of non-statutory stock options granted in 2001 outside of the Company’ s stock option plans. Each of the options was granted at a price equal to the fair market value of Pulaski Financial common stock of the date of grant. All of the options vest rateably over a five-year period beginning on the first anniversary date of grant and expire ten years from date of grant. However, in the event of a change in control (as defined in the Company’s 2000 Stock-Based Incentive Plan) all options will become exerciseable until the expiration of the term of the option, regardless of termination of employment.

Item 13. Certain Relationships and Related Transactions

The information set forth under the section captioned “Transactions with Management” in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the section captioned “Ratification of Independent Auditors” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets at September 30, 2004 and 2003

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the Years ended September 30, 2004, 2003 and 2002

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

2. Financial Statement Schedules

Independent Auditors’ Report

To the Board of Directors

and Stockholders of Pulaski Financial Corp.:

We have audited the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Pulaski Financial Corp. and subsidiaries for the year ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of Pulaski Financial Corp. and subsidiaries’ operations and their cash flows for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

October 23, 2002

St. Louis, Missouri

3. Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]

3.2	Bylaws of Pulaski Financial Corp.[1]

4.0	Form of Certificate for Common Stock[2]

10.1	Employment Agreement between Pulaski Financial Corp. and William A. Donius[3]

10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]

10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[4]

10.4	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan[5]

10.5	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)[6]

10.6	Employment Agreement between Pulaski Bank and William A. Donius[7]

13.0	Annual Report to Stockholders

21.0	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.
[2]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.
[4]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004.
[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2003, as filed on December 27, 2003.
[7]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

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

NAME	TITLE	DATE
/s/ William A. Donius	President and Chief Executive Officer (principal executive officer)	December 14, 2004
William A. Donius

/s/ Ramsey K. Hamadi	Chief Financial Officer (principal accounting and financial officer)	December 14, 2004
Ramsey K. Hamadi

/s/ Christopher K. Reichert	Executive Vice-President and Director	December 7, 2004
Christopher K. Reichert

/s/ Robert A. Ebel	Director	December 7, 2004
Robert A. Ebel

/s/ E. Douglas Britt	Director	December 7, 2004
E. Douglas Britt

/s/ Leon A. Felman	Director	December 14, 2004
Leon A. Felman

/s/ Timothy K. Reeves	Director	December 8, 2004
Timothy K. Reeves

/s/ William M. Corrigan, Jr.	Director	December 10, 2004
William M. Corrigan, Jr.