Form 10-Q
period 2004-12-31
PULASKI FINANCIAL CORP
filed 2005-02-09
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2005
Common Stock, par value $.01 per share	5,588,503 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2004

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2004

	December 31, 2004	September 30, 2004
ASSETS

Cash and amounts due from depository institutions	$14,328,237	$16,182,443
Federal funds sold and overnight deposit	5,865,383	4,113,668

Total cash and cash equivalents	20,193,620	20,296,111

Debt securities available for sale, at fair value	8,578,196	9,503,376
Equity securities available for sale, at fair value	3,614,662	3,482,732
Securities held to maturity, at amortized cost (fair value, $3,004,209 and -0- at December 31, 2004 and September 30, 2004, respectively)	2,992,868	—
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $827,742 and $943,658 at December 31, 2004 and September 30, 2004, respectively)	760,512	864,423
Mortgage-backed securities available for sale, at fair value	5,280,743	5,709,985
Capital stock of Federal Home Loan Bank - at cost	7,902,500	7,537,600
Loans receivable held for sale, at lower of cost or market	56,385,956	49,151,789
Loans receivable, net of allowance for loan losses of $5,844,756 and $5,579,132 at December 31, 2004 and September 30, 2004, respectively	553,831,533	510,584,236
Real estate acquired in settlement of loans, net of allowance for losses of $79,561 and $47,816 at December 31, 2004 and September 30, 2004, respectively	1,070,310	1,067,881
Premises and equipment - net	11,244,329	10,701,279
Accrued interest receivable	2,969,843	2,538,953
Intangible assets	501,826	523,644
Bank owned life insurance	11,681,553	11,553,961
Other assets	4,951,006	4,370,381

TOTAL ASSETS	$691,959,457	$637,886,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$446,744,951	$406,798,593
Advances from Federal Home Loan Bank	165,800,000	154,600,000
Note payable	3,745,000	3,830,000
Subordinated debt	19,589,000	9,279,000
Advance payments by borrowers for taxes and insurance	994,784	2,624,699
Accrued interest payable	693,864	504,722
Due to other banks	5,373,589	14,463,691
Other liabilities	5,811,825	4,812,075

Total liabilities	648,753,013	596,912,780

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 7,945,772 shares issued at December 31, 2004 and September 30, 2004, respectively	79,458	79,458
Treasury stock - at cost (2,407,230 and 2,460,785 shares at December 31, 2004 and September 30, 2004, respectively)	(17,576,125)	(17,869,317)
Treasury stock - equity trust - at cost (250,000 and 232,600 shares at December 31, 2004 and September 30, 2004, respectively)	(3,144,350)	(2,842,407)
Additional paid-in capital	29,604,351	28,974,701
Unearned MRDP shares	(86,899)	(131,075)
Unearned ESOP shares (18,996 and 36,755 unreleased shares at December 31, 2004 and September 30, 2004, respectively)	(94,980)	(183,773)
Accumulated other comprehensive income	82,102	18,807
Retained earnings	34,342,887	32,927,177

Total stockholders’ equity	43,206,444	40,973,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,959,457	$637,886,351

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	Three Months Ended December 31,
	2004	2003
INTEREST INCOME:

Loans receivable	$8,004,329	$4,901,162
Securities	43,522	34,010
FHLB Stock	58,642	26,368
Mortgage-backed securities	76,834	110,693
Other	22,707	15,597

Total interest income	8,206,034	5,087,830

INTEREST EXPENSE:
Deposits	1,857,999	1,186,077
Advances from Federal Home Loan Bank of Des Moines	1,092,125	439,448
Subordinated debt	130,756	—
Note payable	38,757	—

Total interest expense	3,119,637	1,625,525

NET INTEREST INCOME	5,086,397	3,462,305

PROVISION FOR LOAN LOSSES	349,214	263,515

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,737,183	3,198,790

NON-INTEREST INCOME:
Retail banking fees	619,164	530,006
Mortgage revenues	1,117,481	1,151,821
Title policy revenues	158,744	—
Investment division revenues	138,799	—
Insurance commissions	67,173	42,378
Gain on sale of securities	—	280,337
Other	244,136	206,735

Total non-interest income	2,345,497	2,211,277

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,068,312	1,460,153
Occupancy, equipment and data processing expense	936,407	898,688
Advertising	123,670	167,433
Professional services	196,937	168,157
Other	654,585	475,125

Total non-interest expense	3,979,911	3,169,556

INCOME BEFORE INCOME TAXES	3,102,769	2,240,511

INCOME TAXES	1,193,051	836,507

NET INCOME	$1,909,718	$1,404,004

OTHER COMPREHENSIVE INCOME (LOSS)	63,295	(146,681)

COMPREHENSIVE INCOME	$1,973,013	$1,257,323

Per share amounts:
Basic earnings per share	$0.35	$0.26

Basic weighted average common shares outstanding	5,466,310	5,370,094
Diluted earnings per share	$0.33	$0.24

Diluted weighted average common shares outstanding	5,823,973	5,777,435

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE,
September 30, 2004	$79,458	$(20,711,724)	$28,974,701	$(131,075)	$(183,773)	$18,807	$32,927,177	$40,973,571

Comprehensive income:
Net income							1,909,718	1,909,718
Unrealized gain on investment securities arising during the period, net of tax						63,295		63,295

Dividends ($.09 per share)							(494,008)	(494,008)

Stock options exercised		296,980	75,623					372,603

Stock repurchase (197 shares)		(3,788)						(3,788)

Equity trust shares purchased		(301,943)	301,943					—

Release of ESOP shares			252,084		88,793			340,877

Amortization of Management Recognition and Development Plan shares				44,176				44,176

BALANCE, December 31, 2004	$79,458	$(20,720,475)	$29,604,351	$(86,899)	$(94,980)	$82,102	$34,342,887	$43,206,444

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,909,718	$1,404,004
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	285,226	276,822
Deferred loan fees, discounts and premiums	568,375	278,186
Management Recognition and Development Plan stock awards	44,176	58,374
ESOP shares committed to be released	340,877	—
Provision for loan losses	349,214	263,515
Provision for losses on real estate acquired in settlement of loans	38,139	11,448
Losses (gains) on sale of real estate acquired in settlement of loans	18,295	(3,403)
Originations of loans receivable for sale to correspondent lenders	(216,250,064)	(182,859,726)
Proceeds from sales of loans to correspondent lenders	209,917,873	195,672,954
Gain on sale of loans	(901,976)	(1,039,173)
Gain on sale of securities	—	(280,337)
Increase in cash value of bank-owned life insurance policies	(127,592)	(96,451)
Changes in other assets and liabilities	160,402	(2,081,447)

Net adjustments	(5,557,055)	10,200,762

Net cash (used in) provided by operating activities	(3,647,337)	11,604,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	$—	$699,472
Proceeds from maturities of investment securities	1,250,000	530,000
Proceeds from redemption of FHLB stock	1,524,200	2,712,400
Purchases of securities and Federal Home Loan Bank stock	(5,210,140)	(3,490,675)
Principal payments received on mortgage-backed securities	508,788	615,908
Net increase in loans	(44,263,375)	(37,242,941)
Proceeds from sales of real estate acquired in settlement of loans receivable	37,500	39,500
Net additions to premises and equipment	(828,276)	(418,625)

Net cash used in investing activities	(46,981,303)	(36,554,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$39,946,358	$(8,383,591)
Proceeds from Federal Home Loan Bank advances, net	11,200,000	53,000,000
Repayment of note payable	(85,000)	—
Proceeds from issuance of subordinated debt	10,310,000	—
Net decreease in due to other banks	(9,090,102)	(3,809,557)
Net decrease in advance payments by borrowers for taxes and insurance	(1,629,915)	(1,815,010)
Treasury stock issued under stock option plan	372,603	72,663
Dividends paid on common stock	(494,008)	(324,723)
Stock repurchase	(3,788)	(434,638)

Net cash provided by financing activities	50,526,148	38,305,144

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED

ENDED DECEMBER 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (UNAUDITED)

	2004	2003
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(102,491)	$13,324,948

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,296,111	18,655,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,193,620	$31,980,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,041,236	$1,727,087
Income taxes, net	363,636	1,215,476

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans receivable	96,364	164,417

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of subordinated debt. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2004 and September 30, 2004 and its results of operations for the three-month period ended December 31, 2004 and 2003. The results of operations for the period ended December 31, 2004, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments are significant estimates reported within the consolidated financial statements.

2.	EARNINGS PER SHARE

	Three Months Ended December 31,
	2004	2003
Weighted average shares outstanding - basic	5,466,310	5,370,094
Effect of dilutive stock options	357,663	407,341

Weighted average shares outstanding - diluted	5,823,973	5,777,435

Anti-dilutive shares	29,104	—

Net income per share-basic	0.35	0.26
Net income per share-diluted	0.33	0.24

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

In December 2002, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards “SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure SFAS 148”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in the interim as well as annual financial statements about the method of accounting used for stock-based employee compensation and the effect of the method on net income. The Company has elected to continue to account for stock-based employee compensation under APB Opinion No. 25 until the expected implementation date of “SFAS No.123 (Revised 2004), Share-Based Payment”, which is effective for public companies for interim and annual periods beginning after June 15, 2005. Accordingly, no stock-based employee compensation cost related to options granted is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The financial statements for three months ending September 30, 2005 are expected to reflect stock-based employee compensation costs of option grants in the consolidated statement of income and comprehensive income.

The following table shows pro forma compensation expense, net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

	Three Months Ended, December 31,
	2004	2003
	(In thousands, except per share data)
Net income, as reported:	$1,909,718	$1,404,004
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards- net of tax effect	(38,591)	(38,626)

Pro forma net income attributable to common stock	$1,871,127	$1,365,378

Earnings per share:
Basic -as reported	0.35	0.26
Basic- pro forma	0.34	0.25

Diluted -as reported	0.33	0.24
Diluted -pro forma	0.32	0.24

3.	Corporation Obligated Floating Rate Trust Preferred Securities

On December 15, 2004, Pulaski Financial Statutory Trust II, a Delaware statutory trust, issued $10.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.86% over the three-month LIBOR, with an initial rate of 4.31%. The current rate is 4.31%.

The stated maturity of the Debentures is December 15, 2034. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after December 15, 2009.

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

The profitability of the Company is largely dependent on the net interest income generated by its subsidiary bank. The Company’s business strategy is focused on maximizing net interest income of the Bank through growth and improved efficiency of five core products, which includes two deposit products, checking and money market accounts, and three loan products, commercial, home equity and residential loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the consolidated balance sheet. Driving these relationships are more than 47 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which include seven branch locations and two loan production offices. During the three months ended December 31, 2004, each of these products made important contributions resulting in record earnings for the quarter of $1.9 million, or $0.33 per diluted share, compared to $1.4 million, or $0.24 per diluted share, for the quarter ended December 31, 2003. During the quarter ended December 31, 2004, the Company had annualized returns on equity and assets of 18.04% and 1.16%, respectively, compared to annualized returns on equity and assets for the quarter ended December 31, 2003 of 15.08% and 1.36%, respectively. Total assets of the Company grew 8.5% to $692.0 million at December 31, 2004 compared to $637.9 million at September 30, 2004.

Total assets increased due to growth in the retained loan portfolio, which increased $43.2 million during the three months ended December 31, 2004. Commercial and home equity loans grew $23.3 million and $13.7 million, respectively. At December 31, 2004, the $553.8 million loan portfolio, net of allowance for loan losses, consisted of $237.5 million of residential loans, $171.9 million of home equity loans and $131.1 million of commercial loan balances. Of the commercial balances, $26.9 million were commercial and industrial loans.

Due to the growth in the portfolio, net interest income increased 46.9% to $5.1 million for the quarter ended December 31, 2004 compared to $3.5 million for the same period a year ago. The net interest margin declined from 3.44% for the quarter ended September 30, 2004 to 3.31% for the quarter ended December 31, 2004 due to asset growth outpacing core deposit growth, resulting in higher wholesale funding dependence. With approximately two-thirds of the Company’s assets and liabilities set to reprice within one year, the Company’s interest rate risk profile is low.

The increase in net income also reflected the contribution of two new divisions, Pulaski Title Company (Title Company) and Pulaski Investment Division (Investment Division). The companies reported $159,000 and $139,000 in revenue, respectively. After expenses, the Title Division contributed $52,000 in pre-tax income while the Investment Division broke even. The Title Company completed its seventh month of operations and the Investment Division it’s second as of December 31, 2004. Both divisions are expected to make increasing contributions through the remaining fiscal year.

RECENT EVENTS

On January 27, 2005, at the annual shareholder meeting of the Company, the shareholders elected the following board members to three year terms ending in 2008: William A. Donius, 46, the Company’s President, Chief Executive and Chairman since 1997, Robert A. Ebel, 73, Chairman of the Board of Universal Printing Co., a commercial printer in St. Louis, Mo. and director of the Company since 1979, and Leon A. Felman, 69, managing partner of Felman Family Partnership, LP, director of Dynex Capital, Inc. and director of the Company since 2004. At the same meeting, the shareholders elected Lee S. Wielansky, 53, Chairman and Chief Executive Officer of Midland Development Group, Inc. and director of Acadia Realty, to a one year term ending in 2006.

MANAGEMENT’S DISCUSSION ON CORE BUSINESS STRATEGY

The Company’s retained loan portfolio, net of allowance for loan losses increased $43.2 million, or 8.5% to $553.8 million at December 31, 2004 from $510.6 million at September 30, 2004. The Company’s strong commitment to its three core lending products, commercial, home equity lines of credit and residential mortgage loans, resulted in a growth in the average balance of loans of $228.3 million to $585.6 million for the three months ended December 31, 2004 compared to three months ended December 31, 2003.

Due to the significant growth in retained loans, net interest income increased 46.9% to $5.1 million for the quarter ended December 31, 2004 compared to $3.5 million for the same period a year ago. The net interest margin declined from 3.44% for the quarter ended September 30, 2004 to 3.31% for the three months ended December 31, 2004 and declined from a net interest margin of 3.67% for the quarter ended December 31, 2003. With approximately two-thirds of the Company’s assets and liabilities set to reprice within one year, the Company’s interest rate risk profile is low. The decline in the net interest margin was due to several factors, including most notably the rapid growth in the loan portfolio that has significantly outpaced the company’s growth of low cost core deposits, resulting in increased wholesale funding reliance. At December 31, 2004, the Company had $132.6 million of brokered deposits, $165.8 million of FHLB advances and $19.6 million of subordinated debt, compared to $26.1 million in brokered deposits, $84.5 million in FHLB advances and $0 of subordinated debt at December 31, 2003. In addition, the Company has been impacted by changes in the yield curve as longer term rates such as the 30 year, 15 year and 5 year mortgage rates have been largely unchanged during the year, yet short term borrowing costs have increased by 125 basis points and are expected to continue rising. Finally, the Company’s growing home equity portfolio, which totaled $171.9 million at December 31, 2004, has typically repriced three weeks or more behind the Company’s cost of funds. The Company’s cost of funds reprice daily instead of monthly like the HELOC portfolio and are more susceptible to market speculations of rising rates than the home equity portfolio, which floats on the national prime rates published on the first of each month in the Wall Street Journal.

Commercial real estate and commercial and industrial (“C&I”) loans increased $25.8 million to $131.1 million at December 31, 2004 compared to $105.3 million at September 30, 2004. The commercial portfolio consists of $67.6 million of commercial real estate, $26.9 million of commercial and industrial, $20.7 million of residential (multi-family and development) and $15.1 million in construction and development. The commercial loan growth over the next three years has been targeted to be about 70% commercial real estate and 30% C&I. At December 31, 2004, the Company had $21.5 million in commercial demand deposit accounts. The Company has one substandard residential construction loan to a commercial borrower in the amount of $429,000 and had an allowance for loan losses of $1.3 million allocated to the commercial portfolio. The Company has no charge-off history with its commercial loan portfolio.

Home equity lines of credit remain the most consistent growing interest-earning assets within the Company. The equity line balances increased $13.7 million to $171.9 million at December 31, 2004 compared to $158.3 million at September 30, 2004. Home equity loans are approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, lending stability to the Company’s net interest margin. At December 31, 2004, the Bank had $278,000 of non-performing home equity loans or 0.16% of the home equity portfolio and had zero charge-offs during the three months ended December 31, 2004.

Permanent and construction residential loan balances increased $4.0 million to $237.5 million at December 31, 2004 compared to $233.5 million at September 30, 2004. As a large volume mortgage lender, the Bank has the opportunity to carefully select loans to retain for portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. At December 31, 2004, the balance of residential non-performing assets was $5.1 million, including $1.1 million of real estate owned by the Bank. The real estate owned by the Bank consists primarily of two residential properties that are currently under contract and are expected to be sold without any significant losses. The Company has government guarantees on $1.0 million of the $4.0 million of non-performing residential loans. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $16,000 during the three months ended December 31, 2004 and $73,000 for the fiscal year ended September 30, 2004. In the Midwest region of the United States, residential properties have not experienced any significant price declines over the last 10 years. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Residential mortgage loans originated and sold to investors on a servicing released basis are the Company’s largest source of non-interest income and are the primary component of mortgage revenue. Mortgage revenue for the quarter ended December 31, 2004 declined $34,000 to $1.1 million from $1.2 million for the quarter ended December 31, 2003 on $209.9 million and $195.7 million of sales, respectively. Offsetting growth in the retained portfolio, the average balance of mortgage loans held for sale declined $15.2 million to $43.7 million for the quarter ended December 31, 2004 compared to the same period a year ago. The flattening of the yield curve has impacted the Company most notably on the net spread income the Company realizes on loans held for sale, where the Company has experienced a 117 basis point decline on the average balance of loans held for sale. The Company funds loans held for sale with overnight and short term advances because the loans are typically sold within 30 days of origination. The average balance of loans held for sale totaled

$43.7 million for the quarter ended December 31, 2004 and had a spread of 3.00% over the average FHLB of Des Moines overnight rates compared to an average balance of $58.6 and a spread of 4.17% over the FHLB of Des Moines overnight rates for the quarter ended December 31, 2003.

Total liabilities increased $51.9 million to $648.8 million at December 31, 2004 compared to $596.9 million at September 30, 2004. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. For the three months ended December 31, 2004, demand deposit accounts have increased just $3.0 million to a balance of $168.2 million. Due to aggressive pricing by national and community banks in the St. Louis market, deposit growth has slowed significantly as the Company has continued to follow internal pricing disciplines, leaving the Company to rely on increased wholesale funding sources such as FHLB advances and brokered CDs.

The balance of checking accounts increased $465,000 to $51.9 million at December 31, 2004 from $51.5 million at September 30, 2004. Checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue increased $89,000 to $619,000 for the quarter ended December 31, 2004 compared to $530,000 for the same period ended December 31, 2003. Retail banking revenue increased 16.8% despite an increase of just 5.7% in the number of checking accounts, which went from 13,800 at December 31, 2003 to 14,600 accounts at December 31, 2004. The revenue during the quarter increased primarily because of an increase in frequency of checking overdrafts from existing customers. For three months ended December 31, 2004, the Company honored $19.3 million of overdraft checks compared to $15.4 million for three months ended December 31, 2003.

The balance of money market accounts increased $3.2 million to $83.2 million at December 31, 2004 from $80.0 million at September 30, 2004. The Company is in its fifth year of pursuing money market accounts as a core product and its third year of successfully marketing the “Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The market became very competitive in money market accounts during the quarter, as one of the bank’s competitors made aggressive marketing efforts to capture this market, offering six- month special rates more than 75 basis points over fed funds rates. The Company has stayed disciplined in its pricing and has seen slower growth, but has not experienced significant runoff. Many bank managers have become very aggressive in pricing short-term deposits as they anticipate increases in the rate environment.

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

	December 31, 2004 Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$585,590	$8,004	5.47%
Securities	10,114	43	1.72%
FHLB stock	8,119	59	2.89%
Mortgage-backed securities	6,354	77	4.84%
Other	4,659	23	1.95%

Total interest-earning assets	614,836	8,206	5.34%

Non-interest-earning assets	41,772

Total assets	$656,608

Interest-bearing liabilities:
Deposits	$408,050	$1,858	1.82%
FHLB advances	159,691	1,092	2.74%
Note payable	3,828	39	4.05%
Subordinated debt	11,184	131	4.68%

Total interest-bearing liabilities	582,753	3,120	2.14%

Non-interest bearing liabilities	31,505
Stockholders’ equity	42,350

Total liabilities and stockholders’ equity	$656,608

Net interest income		$5,086

Interest rate spread			3.20%

Net interest margin			3.31%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.51%

	December 31, 2003 Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$357,279	$4,901	5.49%
Securities	2,087	34	6.52%
FHLB stock	3,488	26	3.02%
Mortgage-backed securities	8,579	111	5.16%
Other	6,325	16	0.99%

Total interest-earning assets	377,758	5,088	5.39%

Non-interest-earning assets	34,900

Total assets	$412,658

Interest-bearing liabilities:
Deposits	$295,684	$1,186	1.61%
FHLB advances	57,514	440	3.06%

Total interest-bearing liabilities	353,198	1,626	1.84%

Non-interest bearing liabilities	21,719
Stockholders’ equity	37,741

Total liabilities and stockholders’ equity	$412,658

Net interest income		$3,462

Interest rate spread			3.55%

Net interest margin			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities		106.95%

ADDITIONAL DISCUSSION ON FINANCIAL CONDITION

Cash and cash equivalents decreased $102,000 from $20.3 million at September 30, 2004 to $20.2 million at December 31, 2004. Cash balance change daily based upon funds distributed on loan closings, cash receipts from investors on sale of loans and changes in deposits from customers. Typically excess cash inflows are used to retire daily borrowings from the Federal Home Loan Bank.

The balance of Federal Home Loan Bank advances increased $11.2 million during the quarter ended December 31, 2004 and totaled $165.8 million. The increase in advances was used to fund loan growth.

Subordinated debt balances increased $10.3 million during quarter ended December 31, 2004. On December 15, 2004, Pulaski Financial Statutory Trust II, a Delaware statutory trust, issued $10.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of the Trust. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.86% over the three-month LIBOR, with an initial rate of 4.31%. The current rate is 4.31%.

Balances due to other banks decreased $9.1 million to $5.4 million at December 31, 2004 compared to $14.5 million at September 30, 2004. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at December 31, 2004 was $43.2 million, an increase of $2.2 million from $41.0 million at September 30, 2004. The increase was primarily attributable to net income for the three months of $1.9 million. Also contributing to growth in equity during the quarter was $373,000 from stock option exercises, $341,000 from release of shares from the ESOP and $44,000 from amortization of management recognition and development shares. Offsetting the increase in stockholders’ equity was the payment of dividends of $494,000.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased $617,000 from $5.3 million at September 30, 2004 to $6.0 million at December 31, 2004. The balance of non-accrual loans increased from $529,000 to $1.1 million as several large residential loans were placed on non-accrual, offset by accruing loans greater than 90 days past due decreasing $122,000 to $3.6 million during the quarter ended December 31, 2004. The allowance for loan losses was $5.8 million at December 31, 2004, or 0.95% of total loans and 119.63% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $5.6 million at September 30, 2004, or 0.99% of total loans and 130.63% of non-performing loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $349,000 for the three-month period ended December 31, 2004 compared to $264,000 for the three-month period ended December 31, 2003. The increase in the provision for loan losses during the quarter was due primarily to the addition of a higher balance of commercial, home equity and lower credit quality residential loans, which carry a higher level of risk than the portfolio that existed at December 31, 2003.

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

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical loan loss experience has been low at $185,000. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses is due to growth in the loan portfolio as well as loan product diversification. The Company was historically a lender of only 1-4 family conforming residential loans. Today the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Three Months Ended December 31,
	2004	2003
	(In thousands, except per share data)
Allowance for loan losses, beginning of period	$5,579	$3,866
Provision for loan losses	349	264

Loans charged-off	(84)	(73)
Recoveries of loans previously charged-off	1	2

Allowance for loan losses, end of period	$5,845	$4,059

Ratio of allowance to total loans outstanding	0.95%	1.13%
Ratio of allowance to nonperforming loans	119.63%	102.06%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2004

Title policy revenues totaled $159,000 for the three months ended December 31, 2004. The Title Company, which operates as a division of Pulaski Bank, has completed its seventh month of operation as of December 31, 2004, and contributed $52,000 in pre-tax income. The Title Company’s operations consist primarily of selling title policies to the Bank’s residential and commercial customers in connection with the origination of their real estate loans.

Investment division revenues totaled $139,000 for the three months ended December 31, 2004. After expenses, the Investment Division generated a net loss of ($1,000) after beginning operations in November of 2004. The Investment Division operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads.

Profit on sale of securities was $0 during the quarter ended December 31, 2004 compared to $280,000 during the quarter ended December 31, 2003. The gain for the quarter ended December 31, 2003 was the result of the sale of thrift equity securities held by the Company. Proceeds of the sale were reinvested in other bank equity securities.

Other income increased $37,000 to $244,000 for the three-month period ending December 31, 2004 compared to the three-month period ending December 31, 2003. Other income consists primarily of changes in value from the Bank Owned Life Insurance, fee income from a correspondent bank and lease income from tenants.

Salaries and employee benefits expense increased $608,000 to $2.1 million for the three-month period ended December 31, 2004 from $1.5 million for the three-month period ended December 31, 2003. Salaries increased due to higher ordinary salary expense and increased expense associated with the ESOP. In the 12 months following December 31, 2003, the Company has added 22 people due to growth in the commercial department, the establishment of the Investment and Title Company divisions and growth of back office personnel. In addition, the Company had $341,000 of ESOP expense for the quarter ended December 31, 2004 compared to none during the quarter ended December 31, 2003. The Company elected not to release any unallocated ESOP shares during the quarter ended December 31, 2003 because the Company had made significant prepayments in the ESOP debt earlier in the year. For the quarter ended December 31, 2004, the Company released an additional 10,000 shares on top of the 7,758 shares required to be released under the plan. The shares were released at a cost to the Company of $19.20 per share.

Occupancy and equipment related expenses increased $38,000 to $936,000 during the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003.

Other expenses increased $179,000 to $655,000 during the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003. Other expense increased due to higher charitable contributions, underwriting expense, utilities, servicing claims and loss provisions on other real estate owned.

INCOME TAXES

The provision for income taxes was $1.2 million for the three-month period ended December 31, 2004 compared to $837,000 for the three-month period ended December 31, 2003. The effective tax rates for the three-month periods were 38.5% and 37.3%, respectively. The tax rate increased for the three month period ending December 31, 2004 because of the Company’s added expense for the release of shares from the ESOP. The Company realizes expense at the average fair market price of the shares of stock during the quarter, but the Company tax benefits for the ESOP expense is based on the Company’s historic basis in the shares. The fair market price of the shares during the quarter was $19.20 per share, but the Company’s historic basis in the stock was $5.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Bank had outstanding commitments to originate loans of $118.4 million and commitments to sell loans on a best efforts basis of $109.7 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $206.4 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At December 31, 2004, the Bank had approximately $275.4 million in available borrowing authority under the above-mentioned arrangement, $165.8 million of which had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $216.3 million in cash during the quarter ended December 31, 2004 and provided proceeds of cash of $209.9 million from loan sales. Also, the Company realized $902,000 of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the quarter ended December 31, 2004 the Company had a net increase in loans of $44.3 million, which increased from $37.0 million for the three months ended December 31, 2003. See the Overview discussion above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from deposit balances which increased $39.9 million during the quarter ended December 31, 2004. In addition, the Company received $10.3 million from the issuance of trust preferred securities in December 2004, which resulted in an increase in the Bank’s regulatory capital levels. Proceeds from FHLB advances were $11.2 million during the three months ended December 31, 2004.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2004:

	December 31, 2004 (In thousands)
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debt
Three months or less	$111,083	$108,200	$—	$5,374	$—
Over three months through six months	67,709	—	—	—	—
Over six months through twelve months	28,171	—	—	—	—
Over twelve months	71,620	57,600	3,745	—	19,589

Total	$278,583	$165,800	$3,745	$5,374	$19,589

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at December 31, 2004 are as follows:

December 31, 2004 Operating Leases
Less than one year	$266,442
Over 1 year but less than 5 years	648,079
Over 5 years	—

Total	$914,521

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (the “OTS”) regulations on minimum capital standards. The OTS’ minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I (core) capital requirement and the risk-based requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets. The Tier I capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighted factor of 50%).

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at December 31, 2004.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital (to total assets)	$63,019	9.16%	$10,320	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	68,685	12.37%	44,429	8.00%	$55,536	10.00%
Tier I risk-based capital (to risk-weighted assets)	63,019	11.35%	27,768	5.00%	33,322	6.00%
Tier I total capital (to total assets)	63,019	9.16%	27,520	4.00%	34,400	5.00%

As of September 30, 2004:
Tangible capital (to total assets)	$51,739	8.16%	$9,524	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	57,161	11.48%	39,850	8.00%	$49,813	10.00%
Tier I risk-based capital (to risk-weighted assets)	51,739	10.39%	24,906	5.00%	29,888	6.00%
Tier I total capital (to total assets)	51,739	8.15%	25,397	4.00%	31,746	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2004, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 other than an increase in borrowings from the FHLB, as previously disclosed in the consolidated financial statements and as discussed below.

We utilize derivative financial instruments to assist in our management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by us consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At December 31, 2004 the Company had issued $118.4 million of unexpired interest rate lock commitments to mortgage loan customers compared to $109.3 million of unexpired commitments at September 30, 2004.

The Company typically hedges these interest rate lock commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the Bank issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to our customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $7.0 million in notional value at December 31, 2004 and $15.0 million at September 30, 2004. At December 31, 2004, this hedge was matched against $7.3 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $16.9 million at September 30, 2004.

The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CD’s to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the one-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements the Bank is to pay or receive interest monthly, quarterly or semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $53,739 and $0 for the three month ended December 31, 2004 and 2003, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the shortcut method under SFAS 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis. The maturity date, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of December 31, 2004 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
11/19/2009	$10,000,000	2.110%	3.000%	$(156,208)
11/23/2009	10,000,000	2.110%	3.000%	(170,820)
11/26/2010	10,000,000	2.161%	4.125%	(123,897)
11/26/2010	5,000,000	2.141%	4.125%	(81,817)
11/26/2010	5,000,000	2.151%	4.125%	(83,610)

CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EFFECTS OF NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The Consensus divides the procedures into three sequential steps. The Company first determines whether the investment is impaired. If so, the next step is to determine whether the impairment is other-than-temporary. If it is other-than-temporary, the third step is to recognize the impairment loss in earnings. An investment is impaired if its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. The loss recognized from an other-than-temporary impairment should equal the difference between the investment’s carrying value and its quoted market price. This establishes a new cost basis for the investment. The EITF has proposed a delay in the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates on investments. The EITF is also determining how to assess the severity of the impairment as well as the effect of selling investments on the Company’s ability and intent to hold other securities until a forecasted recovery of fair value. Consequently, we are currently awaiting additional guidance from the EITF on EITF Issue No. 03-1 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which as employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Neither the Bank nor the Company is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2004 through October 31, 2004				26,336
November 1, 2004 through November 30, 2004				26,336
December 1, 2004 through December 31, 2004	197	$19.23	197	26,139
Total	197	$19.23	197	N/A

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003, the Company declared a two-for-one split of its common stock, increasing the shares authorized under this program to 280,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

PULASKI FINANCIAL CORP.

Date: February 9, 2005	/S/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: February 9, 2005	/S/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer