Form 10-Q
period 2005-03-31
PULASKI FINANCIAL CORP
filed 2005-05-10
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
Common Stock, par value $.01 per share	5,591,734 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)

	March 31, 2005	September 30, 2004
ASSETS
Cash and amounts due from depository institutions	$26,617,432	$16,182,443
Federal funds sold and overnight deposits	4,019,930	4,113,668

Total cash and cash equivalents	30,637,362	20,296,111

Debt securities available for sale, at fair value	589,000	9,503,376
Equity securities available for sale, at fair value	3,506,862	3,482,732
Securities held to maturity, at amortized cost (fair value, $3,932,116 and $0 at March 31, 2005 and September 30, 2004, respectively)	3,991,152	—
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $800,653 and $943,658 at March 31, 2005 and September 30, 2004, respectively)	741,651	864,423
Mortgage-backed and related securities available for sale, at fair value	4,908,589	5,709,985
Capital stock of Federal Home Loan Bank - at cost	7,715,600	7,537,600
Loans receivable held for sale, at lower of cost or market	53,971,574	49,151,789
Loans receivable, net of allowance for loan losses of $5,820,443 and $5,579,132 at March 31, 2005 and September 30, 2004, respectively	565,911,880	510,584,236
Real estate acquired in settlement of loans, net of allowance for losses of $31,652 and $47,816 at March 31, 2005 and September 30, 2004, respectively	420,514	1,067,881
Premises and equipment - net	12,075,167	10,701,279
Accrued interest receivable	3,073,635	2,538,953
Core deposit intangible	480,007	523,644
Bank owned life insurance	15,314,967	11,553,961
Other assets	5,357,409	4,370,381

TOTAL ASSETS	$708,695,369	$637,886,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$493,236,297	$406,798,593
Advances from Federal Home Loan Bank	121,100,000	154,600,000
Note payable	3,660,000	3,830,000
Subordinated debentures	19,589,000	9,279,000
Advance payments by borrowers for taxes and insurance	1,432,870	2,624,699
Accrued interest payable	840,160	504,722
Due to other banks	17,839,055	14,463,691
Other liabilities	6,037,978	4,812,075

Total liabilities	663,735,360	596,912,780

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 7,945,770 shares issued at March 31, 2005 and September 30, 2004, respectively	79,458	79,458
Treasury stock - at cost (2,354,038 and 2,460,785 shares at March 31, 2005 and September 30, 2004, respectively)	(17,414,671)	(17,869,317)
Treasury stock - equity trust - at cost (266,800 and 232,600 shares at March 31, 2005 and September 30, 2004, respectively)	(3,364,489)	(2,842,407)
Additional paid-in capital	30,006,439	28,974,701
Unearned MRDP shares	(110,778)	(131,075)
Unearned ESOP shares (11,238 and 36,755 unreleased shares at March 31, 2005 and September 30, 2004, respectively)	(56,186)	(183,773)
Accumulated other comprehensive (loss) income	(28,346)	18,807
Retained earnings	35,848,582	32,927,177

Total stockholders’ equity	44,960,009	40,973,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$708,695,369	$637,886,351

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$8,538,730	$5,007,604	$16,543,059	$9,908,766
Debt and equity securities	56,087	34,087	99,609	68,097
Mortgage-backed securities	70,759	101,932	147,593	212,625
Capital stock of the Federal Home Loan Bank	63,112	15,380	121,754	41,748
Other	26,499	12,489	49,207	28,085

Total interest income	8,755,187	5,171,492	16,961,222	10,259,321

INTEREST EXPENSE:
Deposits	1,957,908	1,125,352	3,815,907	2,311,428
Advances from Federal Home Loan Bank	1,150,714	504,987	2,242,840	944,435
Subordinated debentures	236,493	952	367,249	953
Note payable	41,731	11,666	80,488	11,667

Total interest expense	3,386,846	1,642,957	6,506,484	3,268,482

NET INTEREST INCOME	5,368,341	3,528,535	10,454,738	6,990,839

PROVISION FOR LOAN LOSSES	117,513	316,260	466,727	579,775

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,250,828	3,212,275	9,988,011	6,411,064

NON-INTEREST INCOME:
Retail banking fees	566,241	546,778	1,185,405	1,076,784
Mortgage revenues	1,065,748	930,322	2,154,229	2,082,142
Gain on sale of second mortgage residential loans	197,000	—	226,000	—
Title policy revenues	199,881	—	358,624	—
Investment brokerage revenues	259,345	—	398,145	—
Insurance commissions	49,261	66,318	116,434	108,697
Gain on sale of securities	—	455,747	—	736,084
Other	247,850	179,799	491,987	386,534

Total non-interest income	2,585,326	2,178,964	4,930,823	4,390,242

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,481,057	1,454,747	4,549,369	2,914,900
Occupancy, equipment and data processing expense	1,020,729	880,123	1,957,136	1,778,811
Advertising	236,017	171,841	359,687	339,274
Professional services	250,440	169,957	447,377	338,113
Other	675,621	467,587	1,330,206	942,713

Total non-interest expense	4,663,864	3,144,255	8,643,775	6,313,811

INCOME BEFORE INCOME TAXES	3,172,290	2,246,984	6,275,059	4,487,495

INCOME TAXES	1,165,049	818,986	2,358,100	1,655,493

NET INCOME	$2,007,241	$1,427,998	$3,916,959	$2,832,002

OTHER COMPREHENSIVE LOSS	(28,345)	(203,627)	(47,153)	(350,309)

COMPREHENSIVE INCOME	$1,978,896	$1,224,371	$3,869,806	$2,481,693

Per share amounts:
Basic earnings per share	$0.36	$0.27	$0.71	$0.53

Basic weighted average common shares outstanding	5,555,830	5,376,407	5,510,578	5,373,233
Diluted earnings per share	$0.34	$0.25	$0.67	$0.49

Diluted weighted average common shares outstanding	5,875,910	5,823,680	5,849,656	5,800,431

See accompanying notes to the unaudited consolidated financial statements

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE September 30, 2004	$79,458	$(20,711,724)	$28,974,701	$(131,075)	$(183,773)	$18,807	$32,927,177	$40,973,571
Net income							$3,916,959	$3,916,959
Change in unrealized gains on securities						$(47,153)		$(47,153)

Total comprehensive income								$3,869,806

Dividends ($0.18 per share)							$(995,554)	$(995,554)
Stock options exercised		$628,071	$109,954					$738,025
Noncash compensation expense for stock option grants			$329					$329
Stock repurchase (8,714 shares)		$(184,365)						$(184,365)
Equity trust shares purchased		$(522,082)	$522,082					—
Release of ESOP shares			$370,404		$127,587			$497,991
Management Recognition and Development Plan shares issued		$10,940	$28,969	$(39,909)				—
Amortization of Management Recognition and Development Plan shares	—	—	—	$60,206	—	—	—	$60,206

BALANCE March 31, 2005	$79,458	$(20,779,160)	$30,006,439	$(110,778)	$(56,186)	$(28,346)	$35,848,582	$44,960,009

See accompanying notes to the unaudited consolidated financial statements.

3

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2005 (UNAUDITED) AND MARCH 31, 2004 (UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,916,959	$2,832,002
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	599,445	552,364
Deferred loan fees, discounts and premiums	1,140,697	410,643
Management Recognition and Development Plan stock awards	60,206	103,775
ESOP shares committed to be released	497,991	148,734
Provision for loan losses	466,727	579,775
Provision for losses on real estate acquired in settlement of loans	69,791	21,448
Losses (gains) on sale of real estate acquired in settlement of loans	32,271	(523)
Originations of loans receivable for sale to correspondent lenders	(411,752,215)	(362,530,153)
Proceeds from sales of loans to correspondent lenders	408,825,954	366,768,095
Gain on sales of loans-held for sale	(1,893,524)	(1,704,767)
Gain on sales of second mortgage residential loans	(226,110)	—
Gain on sales of securities	—	(736,084)
Increase in cash value of bank-owned life insurance policies	(261,006)	(193,719)
Noncash compensation expense for stock option grants	329	—
Changes in other assets and liabilities	112,170	(2,962,228)

Net adjustments	(2,327,274)	457,360

Net cash provided by operating activities	1,589,685	3,289,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	—	2,163,232
Proceeds from maturities of investment securities	9,250,000	1,050,000
Proceeds from redemption of FHLB stock	3,577,000	3,701,600
Purchase of bank-owned life insurance policy	(3,500,000)	—
Purchases of securities and Federal Home Loan Bank stock	(8,093,018)	(6,430,774)
Principal payments received on mortgage-backed securities	837,493	1,033,600
Proceeds from sales of second mortgage residential loans	9,353,577	2,477,450
Net increase in loans	(66,660,597)	(106,091,603)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,141,100	54,500
Net additions to premises and equipment	(1,973,333)	(705,551)

Net cash used in investing activities	(56,067,778)	(102,747,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	86,437,704	3,391,505
Proceeds from Federal Home Loan Bank advances, net	(33,500,000)	75,000,000
Proceeds on note payable	—	4,000,000
Repayment on note payable	(170,000)	—
Proceeds from issuance of subordinated debentures	10,310,000	9,279,000
Net increase in due to other banks	3,375,364	6,458,696
Net decrease in advance payments by borrowers for taxes and insurance	(1,191,829)	(1,190,686)
Treasury stock issued under stock option plan	738,025	346,173
Dividends paid on common stock	(995,554)	(644,760)
Stock repurchase	(184,365)	(558,765)

Net cash provided by financing activities	64,819,345	96,081,163

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

ENDED MARCH 31, 2005 (UNAUDITED) AND MARCH 31, 2004 (UNAUDITED)

	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$10,341,251	$(3,377,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,296,111	18,655,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,637,362	$15,278,625

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,171,046	$3,316,063
Income taxes	2,648,183	3,074,366

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans	595,795	304,184

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2005 and September 30, 2004 and its results of operations for the three and six-month periods ended March 31, 2005 and 2004. The results of operations for the three and six-months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2.	EARNINGS PER SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	5,555,830	5,376,407	5,510,578	5,373,233
Effect of dilutive stock options	320,080	447,273	339,078	427,198

Weighted average shares outstanding - diluted	5,875,910	5,823,680	5,849,656	5,800,431

Anti-dilutive shares	7,766	16,782	7,424	9,596

Net income per share-basic	0.36	0.27	0.71	0.53
Net income per share-diluted	0.34	0.25	0.67	0.49

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

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported:	$2,007,241	$1,427,998	$3,916,959	$2,832,002
Add: Total employee stock-based compensation expense - included in reported net income - reported net of tax expense	109,080	122,304	351,664	159,081
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards - net of tax effect	(148,986)	(164,483)	(430,836)	(240,864)

Pro forma net income attributable to common stock	$1,967,335	$1,385,819	$3,837,787	$2,750,219

Earnings per share:
Basic - as reported	0.36	0.27	0.71	0.53
Basic - pro forma	0.35	0.26	0.70	0.51

Diluted - as reported	0.34	0.25	0.67	0.49
Diluted - pro forma	0.33	0.24	0.66	0.47

3.	Corporation Obligated Floating Rate Trust Preferred Securities

On March 30, 2004, Pulaski Financial Statutory Trust I (“Trust I”), a Connecticut statutory trust, issued $9.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $279,000 capital contribution for Trust I’s common securities, were used to acquire $9.3 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of Trust I. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 2.70% over the three-month LIBOR, with an initial rate of 3.81%. The current rate is 5.73%.

The stated maturity of the Debentures is June 17, 2034. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after June 17, 2009.

On December 15, 2004, Pulaski Financial Statutory Trust II (“Trust II”), a Delaware statutory trust, issued $10.0 million adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $310,000 capital contribution for Trust II’s common securities, were used to acquire $10.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 (the “Debentures”), which constitute the sole asset of Trust II. The interest rate on the Debentures and the capital securities is variable and adjustable quarterly at 1.86% over the three-month LIBOR, with an initial rate of 4.31%. The current rate is 4.87%.

The stated maturity of the Debentures is December 15, 2034. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after December 15, 2009.

4.	RECLASSIFICATIONS

Certain reclassifications have been made to 2004 amounts to conform to the 2005 presentation.

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

The Company’s business strategy is to focus on the growth and efficiency of five core products, which includes two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are more than 50 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which includes seven branch locations and two loan production offices. Following important gains in each of these products over the last year, the Company realized increased diluted earnings per share of $0.09 and $0.18 to $0.34 and $0.67 for the three and six-month periods ending March 31, 2005 compared to the same periods a year ago. Net income grew 40.6% and 38.3% for the same periods to $2.0 million and $3.9 million, respectively as the Company experienced stronger net interest income from strong loan growth.

The Company benefited from strong net interest income growth, which increased 52% to $5.4 million for the quarter ended March 31, 2005. For the six-month period ended March 31, 2005, the retained loan portfolio increased 10.8% or $55.3 million to $565.9 million, and year over year, the average balance of the retained loan portfolio increased $233.6 million to $555.3 million from $321.7 million for the same period ended March 31, 2004. Loan growth during the second fiscal quarter softened during the quarter to 2.2%, in part due to the loan pool sale of $5.9 million of second mortgage residential loans. The loans were sold out of portfolio to reduce the Company’s concentration in high loan-to-value mortgages.

The net interest margin for the quarter ended March 31, 2005 was 3.42% compared to 3.31% for the quarter ended December 31, 2004 and 3.48% for the quarter ended March 31, 2004. The margin improved slightly during the quarter ended March 31, 2005 due to strong core deposit growth, which included a 13% increase in low cost checking account balances. In January, the CEO issued a challenge to raise deposits, which sparked a $46.5 million increase in deposits to $493.2 million, despite an $18.4 million runoff of brokered deposits. Brokered deposits totaled $103.3 million at March 31, 2005.

Asset quality improved during the quarter as non-performing assets declined from $6.0 million at December 31, 2004 to $3.9 million at March 31, 2005, which resulted in lower provision expense of $118,000 for the quarter ended March 31, 2005 compared to $316,000 for the quarter ended March 31, 2004. The decline in non-performing assets was due to improvement in the non-performing residential portfolio as well as a decline of $650,000 in real estate acquired in settlement of loans. At March 31, 2005, nonperforming loans as a percent of total loans was 0.46% compared to 0.76% at September 30, 2004.

Revenue in the recently formed title and investment divisions increased during the quarter ended March 31, 2005. The title division contributed pre-tax profit of $46,000 for the three months ended March 31, 2005 and $108,000 for six months on revenue of $200,000 and $359,000, respectively. The investment division operated at close to a break-even with revenue of $259,000 and $398,000 for the three and six month periods ending March 31, 2005. Neither division was in operation during the prior year.

Management’s Discussion on Core Business Strategy

The Company’s retained loan portfolio, net of allowance for loan losses increased to $55.3 million to $565.9 million at March 31, 2005 from $510.6 million at September 30, 2004. The Company experienced softer demand in each of its three core lending products, home equity lines of credit, residential mortgages and commercial loans, in the second quarter, which resulted in a $12.1 million, or 2.2%, increase in loans receivable during the quarter ended March 31, 2005. Year to date, commercial balances have increased $37.3 million and home equity loans $21.7 million, while residential loans have declined $7.9 million. The weighted average rate of the loan portfolio at March 31, 2005 was 6.02% compared to 5.67% at September 30, 2004.

Commercial real estate and commercial and industrial (“C&I”) loans increased $37.3 million to $142.6 million at March 31, 2005 compared to $105.3 million at September 30, 2004. The commercial portfolio consists of $78.0 million of commercial real estate loans, $23.5 million of commercial and industrial loans, $24.5 million of residential (multi-family and development) loans, $15.6 million in construction and development loans and $845,000 in equity lines. The commercial loan growth over the next three years has been targeted to be about 70% commercial real estate and 30% C&I. At March 31, 2005, the Company had commercial checking and money market accounts of more than $30 million, excluding a large commercial deposit that management expects to runoff in the next 90 days. At March 31, 2005, the Company had one substandard residential construction loan to a commercial borrower in the amount of $429,000 and had an allowance for loan losses of $1.4 million allocated to the commercial portfolio. The Company has no charge-off history with its commercial loan portfolio and no commercial loans on non-accrual at March 31, 2005. The weighted average coupon on commercial loans was 6.00% at March 31, 2005 compared to 5.41% at September 30, 2004.

Home equity lines of credit remain a consistent growing portfolio with low loss history and appealing interest rate risk characteristics. The equity line balances increased $21.7 million to $179.9 million at March 31, 2005 compared to $158.3 million at September 30, 2004. Home equity loans are approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, lending stability to the Bank’s net interest margin. At March 31, 2005, the Bank had a balance of $238,000 of non-performing home equity loans or 0.13% of the home equity portfolio and had no charge-offs during the six months ended March 31, 2005. During the second fiscal quarter, home equity growth slowed to $8.0 million due to higher repayment rates by customers. Management believes the higher prepayment rate may be short lived as customers with the ability to payoff debts in the rising rate environment are doing so as their cost to carry debt rises. The weighted average coupon rate on home equity loans was 6.10% at March 31, 2005 compared to 5.20% at September 30, 2004.

Permanent and construction residential loan balances declined $7.9 million to $248.6 million at March 31, 2005 due primarily to the sale of $9.1 million of residential loans in the six months ended March 31, 2005. As a large volume mortgage lender, the Bank has the opportunity to carefully select loans to retain for portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. At March 31, 2005, the balance of residential non-performing assets was $3.9 million, including $421,000 of real estate owned by the Bank. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $49,000 during the six months ended March 31, 2005 and $73,000 for the fiscal year ended September 30, 2004. In the Midwest region of the United States, residential properties have not experienced any significant price declines over the last 10 years. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans. Year to date, the Company sold $9.1 million of loans from portfolio, including $5.9 million in the quarter ending March 31, 2005 and $3.1 million for the quarter ended December 31, 2004. Each pool was sold as the Company sought to reduce its concentration in high loan to value second mortgage residential loans that have loan-to-values greater than 90%. The Company realized gains of $197,000 on the $5.9 million pool sale ($122,000 after tax) during the quarter ended March 31, 2005 and $29,000 ($18,000 after tax) on the pool sold during the quarter ended December 31, 2004. At March 31, 2005, the Company had $81.5 million of residential and commercial loans that exceed regulatory guidelines for high loan to value concentrations, including $67.5 million of residential first and second mortgage loans that exceeded 90% of loan to value.

Residential mortgage loans originated and sold to investors on a servicing released basis are the Company’s largest source of non-interest income and are the primary component of mortgage revenue. Mortgage revenue for the quarter ended March 31, 2005 increased $135,000 to $1.1 million from $930,000 for the quarter ended March 31, 2004 on $202.8 million and $170.4 million of sales, respectively. For the six months ended March 31, 2005, the mortgage revenue was $2.2 million compared to $2.1 million for the same period ended March 31, 2004. The average balance of mortgage loans held for sale declined from $49.7 million to $38.8 million for the quarter ended March 31, 2005 compared to the same period a year ago. The flattening of the yield curve continues to negatively impact the Company’s ability to maximize its spread on loans held for sale. The Company funds loans held for sale with overnight and short term advances because the loans are typically sold within 30 days of origination.

Total liabilities increased $66.8 million to $663.7 million at March 31, 2005 compared to $596.9 million at September 30, 2004. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. While the Company offers competitive CDs following strict pricing disciplines, it readily supports the core liability products with wholesale funding in order to support asset growth. Wholesale funding sources include FHLB borrowings and public brokered CDs. Brokered deposits declined $18.4 million during the quarter. At March 31, 2005, the Company had $103.3 million in brokered CDs.

The balance of checking accounts increased $7.6 million, or 14.7% during the six months ended March 31, 2005 to $59.1 million at March 31, 2005 from $51.4 million at September 30, 2004. In the last six quarters, the Company has doubled its checking account balances due primarily to the growth of commercial division deposits, which began operations in September 2003. Retail checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue was $566,000 for the quarter ended March 31, 2005 compared to $547,000 for the quarter ended March 31, 2004. The Company earns retail banking revenue principally through the activity of honoring checks for customers who lack sufficient funds (“NSF”) to clear the checks drawn on their account. By honoring the NSF, the Company is making an extension of credit. The Company’s highest risk loan is an NSF check. Year to date, the Company has $65,000 of loss on overdraft demand deposit accounts, or approximately 5.0% of gross retail banking revenue. In fiscal 2004, the Company had $129,000 of loan losses on overdraft checking accounts on $2.4 million of revenue, or 5.4% of gross revenue. Through six months ended March 31, 2005 the Company generated $36.5 million of loans by honoring overdraft checks.

The balance of money market accounts increased $47.0 million to $127.0 million at March 31, 2005 from $80.0 million at September 30, 2004. The Company anticipates a decline of more than $30 million in money market balances as much of the growth during the quarter came from a single business transaction in which the customer was expected to move a majority of the deposits within 90 days. The Company is in its fourth year of pursuing money market accounts as a core product and its third year of a successful marketing campaign, “the Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The market became very competitive in money market accounts during the last two months of the quarter, as several banks made aggressive marketing efforts to capture this market. The Company has stayed disciplined in its pricing and has seen slower growth toward the end of the quarter. Many bank managers have become very aggressive pricing short-term deposits as they anticipate increases in the rate environment.

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

	March 31, 2005
	Three Months Ended			Six Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$602,711	$8,539	5.67%	$594,056	$16,543	5.57%
Investment securities	7,608	56	2.95%	8,875	100	2.25%
Mortgage-backed securities	5,892	71	4.80%	6,125	147	4.82%
FHLB stock	7,281	63	3.47%	7,704	122	3.16%
Other	4,406	26	2.41%	4,535	49	2.17%

Total interest-earning assets	627,898	8,755	5.58%	621,295	16,961	5.46%

Non-interest-earning assets	46,176			43,950

Total assets	$674,074			$665,245

Interest-bearing liabilities:
Deposits	$430,415	$1,958	1.82%	$420,205	$3,816	1.82%
FHLB advances	143,648	1,151	3.20%	151,758	2,243	2.96%
Other borrowed money	3,744	42	4.46%	3,787	80	4.25%
Subordinated debentures	19,589	236	4.83%	15,340	367	4.79%

Total interest-bearing liabilities	597,396	3,387	2.27%	591,090	6,506	2.20%

Non-interest bearing liabilities	31,744			30,528
Stockholders’ equity	44,934			43,627

Total liabilities and stockholders’ equity	$674,074			$665,245

Net interest income		$5,368			$10,455

Interest rate spread			3.31%			3.26%

Net interest margin			3.42%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.11%			105.11%

	March 31, 2004
	Three Months Ended			Six Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$385,578	$5,008	5.20%	$371,351	$9,909	5.34%
Investment securities	2,070	34	6.59%	2,079	68	6.55%
Mortgage-backed securities	8,036	102	5.07%	8,309	213	5.12%
FHLB stock	4,436	15	1.39%	3,959	41	2.11%
Other	5,004	12	1.00%	5,668	28	0.99%

Total interest-earning assets	405,124	5,171	5.11%	391,366	10,259	5.24%

Non-interest-earning assets	35,478			35,187

Total assets	$440,602			$426,553

Interest-bearing liabilities:
Deposits	$296,202	$1,125	1.52%	$295,320	$2,311	1.57%
FHLB advances	85,013	505	2.38%	71,189	944	2.65%
Other borrowed money	1,582	12	2.95%	787	12	2.97%
Subordinated debentures	201	1	1.90%	98	1	1.90%

Total interest-bearing liabilities	382,998	1,643	1.72%	367,394	3,268	1.78%

Non-interest bearing liabilities	19,291			21,133
Stockholders’ equity	38,313			38,026

Total liabilities and stockholders’ equity	$440,602			$426,553

Net interest income		$3,528			$6,991

Interest rate spread			3.39%			3.46%

Net interest margin			3.48%			3.57%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.78%			106.52%

Additional Discussion on Financial Condition

Cash and cash equivalents increased $10.3 million, from $20.3 million at September 30, 2004 to $30.6 million at March 31, 2005. Cash increased primarily from the receipt of a large commercial deposit, which was received just before quarter ended. The Company was unable to immediately reinvest the funds by paying down short-term Federal Home Loan Bank advances, which are typically staggered in one-week advances. The Company generally keeps higher cash balances in periods of increasing mortgage-banking activity.

The balance of Federal Home Loan Bank advances decreased $33.5 million to $121.1 million at March 31, 2005, from $154.6 million at September 30, 2004. The decrease in advances was due primarily to the growth in deposits during the quarter supporting loan growth. The Company is currently limited to 40% of its total assets in borrowing capacity from the FHLB of Des Moines subject to sufficient collateral. At March 31, 2005 the Company had $58.5 million of borrowings that would mature in one week or less. The weighted average rate on advances was 3.39% at March 31, 2005.

Bank-owned life insurance (“BOLI”) increased $3.7 million to $15.3 million at March 31, 2005 from $11.6 million at September 30, 2004. The increase was attributed to the purchase of an additional policy of $3.5 million, combined with an increase in the policies’ cash surrender value of $261,000 during the six months ended March 31, 2005. The increase in cash surrender value is treated as other income and is tax-exempt. In the event the cash-surrender values of the policies were liquidated, the gains would retroactively be taxed. The BOLI policies were purchased to offset escalating costs of employee benefits.

Investment Securities – Available for Sale declined $8.9 million to $589,000 at March 31, 2005. The Company had an $8.0 million investment mature in February 2005. The Company purchased the investment approximately 18 months ago in order to use the security to pledge against a newly formed deposit relationship. After receiving the deposits, the Company replaced the investments as collateral pledge with secondary insurance at a cost of approximately 20 bps on the deposits.

Balances due to other banks increased $3.3 million to $17.8 million at March 31, 2005 from $14.5 million at September 30, 2004. Due to other banks is the balance of checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity increased $4.0 million to $45.0 million at March 31, 2005 from $41.0 million at September 30, 2004. The increase was primarily attributable to net income for the six months ended March 31, 2005 of $3.9 million.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets declined $1.5 million from $5.3 million at September 30, 2004 to $3.9 million at March 31, 2005. The decline in non-performing asset balance was due to improvement in the past due residential mortgage portfolio, which declined $850,000, as well as a $647,000 decline in real estate acquired in settlement of loans. At March 31, 2005, nonperforming loans as a percent of total loans was 0.46% compared to 0.76% at September 30, 2004. The allowance for loan loss was 169.4% of non-performing loans at March 31, 2005 compared to 130.6% at September 30, 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $118,000 and $467,000 for the three and six-month periods ended March 31, 2005 compared to $316,000 and $580,000 for the three and six-month period ended March 31, 2004. The Company had net charge-offs of $68,000 and $151,000 for the three and six-month period ended March 31, 2005 and an adjustment of $75,000 on the pool sale of second mortgage residential loans.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb losses probable in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year average historical loan loss experience has been low at $185,000 annually. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in the allowance for loan losses was due to an increase in risk in the loan porfolio. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Six Months Ended March 31,
	2005	2004
	(In thousands)
Allowance for loan losses, beginning of period	$5,579	$3,866
Provision for loan losses	467	580

Loans charged-off	(155)	(106)
Allowance for loan losses allocated to loans sold	(75)	—
Recoveries of loans previously charged-off	4	10

Allowance for loan losses, end of period	$5,820	$4,350

Ratio of allowance to total loans outstanding	0.78%	0.98%
Ratio of allowance to nonperforming loans	169.38%	192.99%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE AND SIX MONTHS ENDED MARCH 31, 2005

Title insurance policy revenue generated $200,000 in fees for the quarter ended March 31, 2005 and $359,000 for the six months ended March 31, 2005. Net pre-tax earnings from the division totaled $108,000 for the six months ended March 31, 2005. The title company operates as a division of Pulaski Bank, whose activities includes researching and issuing title policies on mortgage and commercial loans.

Investment division revenue generated $259,000 in fees for the quarter ended March 31, 2005 and $398,000 for the six months ended March 31, 2005. Net pre-tax earnings were roughly breakeven for the six months ended March 31, 2005.

Gain on sale of investment securities was $0 for the three and six month periods ending March 31, 2005, respectively compared to $456,000 and $736,000 for the three and six month periods ending March 31, 2004, respectively. The prior year gain was the result of the sale of certain equity securities held by the Company. The Company’s investment policy allows it to purchase up to 5% ownership in other publicly traded thrift holding companies. The Company typically purchases well-capitalized thrift stocks that are close to St. Louis and trading at a low valuation. The investments were sold at a time when the Company was building its emerging commercial portfolio and while the mortgage banking industry was declining.

Other income increased $68,000 to $248,000 for the three-month period ending March 31, 2005 compared to the three-month period ending March 31, 2004. For the six-month period ending March 31, 2005 other income was $492,000 compared to $387,000 for six months ending March 31, 2004. Other income consists primarily of changes in the cash surrender value of the bank owned life insurance, fee income from a correspondent bank and lease income from tenants.

Salaries and employee benefits expense increased $1.0 million to $2.5 million for the three-month period ended March 31, 2005 from $1.5 million for the three-month period ended March 31, 2004. For the six-month period ending March 31, 2005, salaries and employee benefits expense increased $1.6 million to $4.5 million. Compensation expense increased due to the combination of higher staff costs and lower deferred expense on reduced portfolio lending. Higher staff costs were related to the addition of staff in the investment, title and commercial divisions as well as audit and accounting related to Sarbanes-Oxley compliance.

Professional services expense increased during the quarter due to legal costs occurred for matters settled during the quarter. Professional services also increased due to audit expenses associated with Sarbanes-Oxley compliance.

INCOME TAXES

The provision for income taxes was $1.2 million for the three-month period ended March 31, 2005 compared to $819,000 for the three-month period ended March 31, 2004. For the six-month periods, provision for income tax was $2.4 million and $1.7 million for the periods ending March 31, 2005 and March 31, 2004, respectively. The effective tax rates for the six-month periods ended March 31, 2005 and 2004 were 37.6% and 36.9%, respectively. The effective tax rate in the current year was slightly higher as the Company made the decision to accelerate the release of ESOP shares in the first quarter of 2005, which slightly impacted the first quarter tax provision.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Bank had outstanding commitments to originate loans of $127.6 million and commitments to sell loans on a best efforts basis of $128.1 million. At the same date, certificates of deposit that were scheduled to mature in one year or less totaled $204.4 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 40% of the Bank’s assets. At March 31, 2005, the Bank had approximately $282.5 million in available borrowing authority under the above-mentioned arrangement, $121.1 million of which had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $411.8 million in cash during the six months ended March 31, 2005 and provided proceeds of cash of $408.8 million from loan sales. Also, the Company realized $2.1 million of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the six months ended March 31, 2005, the Company had a net increase of $66.7 million in net loan originations, which decreased from $106.1 million for the six months ended March 31, 2004. Proceeds from sale of the second mortgage residential loans were $9.3 million at March 31, 2005 compared to $2.5 million for six months ended March 31, 2004. See the Management’s Discussion on Core Business Strategy above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from deposits, which increased $86.4 million compared to $3.4 million increase for the six months ended March 31, 2004. During the quarter ended March 31, 2005, the Company also received $10.3 million from the issuance of the subordinated debentures. This transaction resulted in an increase in the Bank’s regulatory capital levels. Federal Home Loan Bank advances, decreased $33.5 million during the six months ended March 31, 2005 compared to a $75 million increase for the six months ended March 31, 2004.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2005:

	March 31, 2005 (In thousands)			Due to Other Banks	Subordinated Debentures
	Certificates of Deposit	FHLB Borrowings	Note Payable
Three months or less	$131,784,975	$58,500,000	$—	$17,839,055	$—
Over three months through six months	21,062,279	—	—	—	—
Over six months through twelve months	51,576,831	—	—	—	—
Over twelve months	69,230,157	62,600,000	3,660,000	—	19,589,000

Total	$273,654,242	$121,100,000	$3,660,000	$17,839,055	$19,589,000

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at March 31, 2005 are as follows:

March 31, 2005
Operating Leases
Less than one year	$283,423
Over 1 year but less than 5 years	592,933
Over 5 years	—

Total	$876,356

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at March 31, 2005.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Tangible capital (to total assets)	$65,379	9.26%	$10,588	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	71,082	12.54%	45,369	8.00%	$56,711	10.00%
Tier I risk-based capital (to risk-weighted assets)	65,379	11.53%	28,356	5.00%	34,027	6.00%
Tier I total capital (to total assets)	65,379	9.26%	28,233	4.00%	35,292	5.00%

As of September 30, 2004:
Tangible capital (to total assets)	$51,739	8.16%	$9,524	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	57,161	11.48%	39,850	8.00%	$49,813	10.00%
Tier I risk-based capital (to risk-weighted assets)	51,739	10.39%	24,906	5.00%	29,888	6.00%
Tier I total capital (to total assets)	51,739	8.15%	25,397	4.00%	31,746	5.00%

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

EFFECTS OF NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force “EITF” reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The Consensus divides the procedures into three sequential steps. The Company first determines whether the investment is impaired. If so, the next step is to determine whether the impairment is other-than-temporary. If it is other-than-temporary, the third step is to recognize the impairment loss in earnings. An investment is impaired if its fair value is less than its carrying value, and an impairment is other-than-temporary if the investor does not have the “ability and intent” to hold the investment until a forecasted recovery of its carrying amount. The loss recognized from an other-than-temporary impairment should equal the difference between the investment’s carrying value and its quoted market price. This establishes a new cost basis for the investment. The EITF has proposed a delay in the effective date of the requirement to record impairment losses caused by the effect of increases in interest rates on investments. The EITF is also determining how to assess the severity of the impairment as well as the effect of selling investments on the Company’s ability and intent to hold other securities until a forecasted recovery of fair value. Consequently, we are currently awaiting additional guidance from the EITF on EITF Issue No. 03-1 and are presently unable to determine its overall impact on our consolidated financial statements or results of operations.

In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. We are further evaluating certain of the requirements of SOP 03-3 to determine its impact on our consolidated financial statements and results of operations, but do not believe it will have a material effect on our financial condition or results of operations.

On March 1, 2005, the Board of Governors of the Federal Reserve System, or Board, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital, as further discussed in Note 7 to our Consolidated Financial Statements. The Board’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. We have evaluated the impact of the final rule on the Company’s financial condition and results of operations, and determined the implementation of the Board’s final rule, as adopted, will not reduce the Company’s regulatory capital ratios.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which as employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for the Company beginning on October 1, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2005, from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

We utilize derivative financial instruments to assist in our management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by us consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At March 31, 2005, the Company had issued $127.6 million of unexpired interest rate lock commitments to mortgage loan customers compared to $109.3 million of unexpired commitments at September 30, 2004.

The Company typically hedges these interest rate lock commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the Bank issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to our customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $10.5 million in notional value at March 31, 2005 and $15.0 million at September 30, 2004. At March 31, 2005, this hedge was matched against $11.1 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $16.9 million at September 30, 2004.

The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CD’s to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the one-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements, the Bank is to pay or receive interest monthly, quarterly or semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $47,484 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the shortcut method under SFAS 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis. The maturity date, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of March 31, 2005 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
11/19/2009	$10,000,000	2.579%	3.000%	$(209,985)
11/23/2009	10,000,000	2.570%	3.000%	(336,166)
11/26/2010	10,000,000	2.630%	4.125%	(166,063)
11/26/2010	5,000,000	2.640%	4.125%	(164,048)
11/26/2010	5,000,000	2.650%	4.125%	(184,314)
1/24/2010	10,000,000	2.560%	3.000%	(195,517)
1/28/2011	10,000,000	2.630%	4.000%	(280,694)

Total	$60,000,000			$(1,536,787)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 January 1, 2005 through January 31, 2005	2,753	19.36	2,753	23,386
Month #2 February 1, 2005 through February 29, 2005	5,961	21.35	5,961	17,425
Month #3 March 1, 2005 through March 31, 2005	—	—	—	17,425

Total	8,714	$20.72	8,714	17,425

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of its common stock. On July 21, 2003, Pulaski Financial declared a two-for-one stock split, increasing the shares authorized under this program to 280,000. The repurchase program will continue until it is completed.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders:

The Annual Meeting of the Stockholder of the Company was held on January 27, 2005. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
William A. Donius	4,949,178	89,765

Robert A. Ebel	4,930,061	103,562

Leon A. Felman	4,943,393	90,230

The following individual was elected as director for a one-year term:

	VOTES FOR	VOTES WITHHELD
Lee S. Wielansky	4,935,393	98,230

2.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ending September 30, 2005 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
5,032,179	3,204	3,560

Item 5. Other information: Not applicable

Item 6. Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.*

4.0	Form of Certificate for Common Stock***

10.1	Form of Stock Option Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2003.
***	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: May 9, 2005	/S/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: May 9, 2005	/S/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer