Form 10-Q
period 2005-06-30
PULASKI FINANCIAL CORP
filed 2005-08-09
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2005
Common Stock, par value $.01 per share	8,437,512 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

June 30, 2005

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND SEPTEMBER 30, 2004 (UNAUDITED)

	June 30, 2005	September 30, 2004
ASSETS
Cash and amounts due from depository institutions	$19,352,581	$16,182,443
Federal funds sold and overnight deposits	4,889,627	4,113,668

Total cash and cash equivalents	24,242,208	20,296,111

Debt securities available for sale, at fair value	589,000	9,503,376
Equity securities available for sale, at fair value	3,700,060	3,482,732
Securities held to maturity, at amortized cost (fair value, $5,960,387 and $0 at June 30, 2005 and September 30, 2004, respectively)	5,991,840	—
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $778,388 and $943,658 at June 30, 2005 and September 30, 2004, respectively)	719,549	864,423
Mortgage-backed and related securities available for sale, at fair value	4,566,585	5,709,985
Capital stock of Federal Home Loan Bank - at cost	8,935,200	7,537,600
Loans receivable held for sale, at lower of cost or market	83,354,116	49,151,789
Loans receivable, net of allowance for loan losses of $6,297,535 and $5,579,132 at June 30, 2005 and September 30, 2004, respectively	600,597,058	510,584,236
Real estate acquired in settlement of loans, net of allowance for losses of $28,025 and $47,816 at June 30, 2005 and September 30, 2004, respectively	385,253	1,067,881
Premises and equipment - net	12,838,704	10,701,279
Accrued interest receivable	3,635,177	2,538,953
Core deposit intangible	458,189	523,644
Bank owned life insurance	15,485,412	11,553,961
Other assets	4,763,027	4,370,381

TOTAL ASSETS	$770,261,378	$637,886,351

LIABILITIES & STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$499,758,657	$406,798,593
Advances from Federal Home Loan Bank	174,100,000	154,600,000
Note payable	3,575,000	3,830,000
Subordinated debentures	19,589,000	9,279,000
Advance payments by borrowers for taxes and insurance	2,098,553	2,624,699
Due to other banks	17,903,872	14,463,691
Other liabilities	6,537,374	5,316,797

Total liabilities	723,562,456	596,912,780

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 11,918,619 shares issued at June 30, 2005 and September 30, 2004, respectively	119,187	119,187
Treasury stock - at cost (3,483,556 and 3,691,177 shares at June 30, 2005 and September 30, 2004, respectively)	(17,239,711)	(17,869,317)
Treasury stock - equity trust - at cost (410,550 and 348,900 shares at June 30, 2005 and September 30, 2004, respectively)	(3,583,704)	(2,842,407)
Additional paid-in capital	30,357,009	28,934,972
Unearned MRDP shares	(94,456)	(131,075)
Unearned ESOP shares (5,218 and 55,132 unreleased shares at June 30, 2005 and September 30, 2004, respectively)	(17,393)	(183,773)
Accumulated other comprehensive income	25,231	18,807
Retained earnings	37,132,759	32,927,177

Total stockholders’ equity	46,698,922	40,973,571

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$770,261,378	$637,886,351

Share amounts reflect the three-for-two split of the stock that occurred on July 18, 2005 (declared on May 31, 2005).

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans receivable	$9,532,175	$6,145,104	$26,075,234	$16,053,870
Investment securities	43,356	23,911	142,965	92,009
Mortgage-backed securities	65,948	93,435	213,540	306,060
Capital stock of the Federal Home Loan Bank	84,877	25,254	206,631	67,001
Other	42,174	13,401	91,381	41,486

Total interest income	9,768,530	6,301,105	26,729,751	16,560,426

INTEREST EXPENSE:
Deposits	2,582,443	1,356,411	6,398,350	3,667,839
Advances from Federal Home Loan Bank	1,446,884	592,535	3,689,723	1,536,970
Subordinated debentures	264,558	94,013	631,807	94,965
Other	45,719	30,333	126,208	42,000

Total interest expense	4,339,604	2,073,292	10,846,088	5,341,774

NET INTEREST INCOME	5,428,926	4,227,813	15,883,663	11,218,652

PROVISION FOR LOAN LOSSES	529,398	649,965	996,125	1,229,740

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,899,528	3,577,848	14,887,538	9,988,912

NON-INTEREST INCOME:
Retail banking fees	631,831	638,100	1,817,236	1,714,885
Mortgage revenues	1,594,568	1,296,834	3,974,797	3,378,977
Title policy revenues	176,738	13,682	535,362	13,682
Investment brokerage revenues	109,730	—	507,874	—
Insurance commissions	49,389	142,018	165,823	250,715
Gain on sale of investment securities	—	—	—	736,084
Other	259,134	196,872	751,122	583,404

Total non-interest income	2,821,390	2,287,506	7,752,214	6,677,747

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,270,094	1,667,722	6,819,463	4,582,622
Occupancy, equipment and data processing expense	1,083,808	897,502	3,040,945	2,676,313
Advertising	249,872	202,743	609,560	542,017
Professional services	241,293	206,653	688,669	544,766
Other	790,820	550,615	2,121,025	1,493,327

Total non-interest expense	4,635,887	3,525,235	13,279,662	9,839,045

INCOME BEFORE INCOME TAXES	3,085,031	2,340,119	9,360,090	6,827,614

INCOME TAXES	1,131,704	882,985	3,489,804	2,538,478

NET INCOME	$1,953,327	$1,457,134	$5,870,286	$4,289,136

OTHER COMPREHENSIVE INCOME (LOSS)	25,231	(196,746)	6,424	(547,054)

COMPREHENSIVE INCOME	$1,978,558	$1,260,388	$5,876,710	$3,742,082

Per share amounts:
Basic earnings per share	$0.23	$0.18	$0.71	$0.53

Basic weighted average common shares outstanding	8,370,198	8,105,162	8,300,644	8,074,899
Diluted earnings per share	$0.22	$0.17	$0.67	$0.49

Diluted weighted average common shares outstanding	8,874,609	8,686,767	8,807,859	8,696,037

Share amounts reflect the three-for-two split of the stock that occurred on July 18, 2005 (declared on May 31, 2005).

See accompanying notes to the unaudited consolidated financial statements

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Management Recognition & Development Plan Shares	Unearned ESOP shares	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE
September 30, 2004	$119,187	$(20,711,724)	$28,934,972	$(131,075)	$(183,773)	$18,807	$32,927,177	$40,973,571
Net income							$5,870,286	$5,870,286
Change in unrealized gains on securities						$6,424		$6,424

Total comprehensive income								$5,876,710

Dividends ($0.20 per share)							$(1,664,704)	$(1,664,704)
Stock options exercised		$803,031	$146,874					$949,905
Noncash compensation expense for stock option grants			$928					$928
Stock repurchase (13,366 shares)		$(184,365)						$(184,365)
Equity trust shares purchased		$(741,297)	$741,297					—
Release of ESOP shares			$503,969		$166,380			$670,349
Management Recognition and Development Plan shares issued		$10,940	$28,969	$(39,909)				—
Amortization of Management Recognition and Development Plan shares				$76,528				$76,528

BALANCE
June 30, 2005	$119,187	$(20,823,415)	$30,357,009	$(94,456)	$(17,393)	$25,231	$37,132,759	$46,698,922

Share amounts reflect the three-for-two split of the stock that occurred on July 18, 2005 (declared on May 31, 2005).

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2005 (UNAUDITED) AND JUNE 30, 2004 (UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,870,286	$4,289,136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	918,949	840,552
Deferred loan fees, discounts and premiums	1,780,992	891,037
Management Recognition and Development Plan stock awards	76,528	148,360
ESOP shares committed to be released	670,349	281,563
Provision for loan losses	996,125	1,229,740
Provision for losses on real estate acquired in settlement of loans	73,513	21,448
Losses on sale of real estate acquired in settlement of loans	32,053	4,693
Originations of loans receivable for sale to correspondent lenders	(704,943,921)	(640,375,131)
Proceeds from sales of loans to correspondent lenders	673,782,065	650,142,499
Gain on sales of loans held for sale	(3,040,471)	(2,830,597)
(Gain) loss on sale of second mortgage residential loans	(223,892)	4,798
Gain on sales of securities	—	(736,084)
Increase in cash value of bank-owned life insurance policies	(431,451)	(316,026)
Noncash compensation expense for stock option grants	928	—
Changes in other assets and liabilities	(104,454)	(2,038,454)

Net adjustments	(30,412,687)	7,268,398

Net cash (used in) provided by operating activities	(24,542,401)	11,557,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities	—	2,163,232
Proceeds from maturities of investment securities	9,250,000	2,230,000
Proceeds from FHLB stock	4,917,800	5,487,400
Purchase of bank owned life insurance	(3,500,000)	(3,500,000)
Purchases of securities and Federal Home Loan Bank stock	(12,772,510)	(8,040,234)
Principal payments received on mortgage-backed securities	1,213,671	1,654,849
Proceeds from sales of second mortgage residential loans	9,351,359	2,477,450
Net increase in loans	(102,707,164)	(178,138,592)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,364,100	317,500
Cash paid for 50% interest in joint venture	(102,319)	—
Net additions to premises and equipment	(3,056,374)	(1,005,142)

Net cash used in investing activities	(96,041,437)	(176,353,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	92,960,064	77,767,341
Proceeds from Federal Home Loan Bank advances, net	19,500,000	70,000,000
Proceeds from note payable	—	4,000,000
Repayment of note payable	(255,000)	(85,000)
Proceeds from issuance of subordinated debentures	10,310,000	9,279,000
Net increase in due to other banks	3,440,181	4,156,326
Net decrease in advance payments by borrowers for taxes and insurance	(526,146)	(601,636)
Treasury stock issued under stock option plan	949,905	758,610
Dividends paid on common stock	(1,664,704)	(1,138,250)
Stock repurchase	(184,365)	(1,562,716)

Net cash provided by financing activities	124,529,935	162,573,675

(Continued)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED

ENDED JUNE 30, 2005 (UNAUDITED) AND JUNE 30, 2004 (UNAUDITED)

	2005	2004
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,946,097	$(2,222,328)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,296,111	18,655,646

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,242,208	$16,433,318

ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,856,558	$5,313,020
Income taxes	3,763,135	3,702,886

NONCASH INVESTING ACTIVITIES:

Real estate acquired in settlement of loans	787,040	356,741

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the outstanding shares of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2005 and September 30, 2004 and their results of operations for the three and nine-month periods ended June 30, 2005 and 2004. The results of operations for the three and nine-months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2.	EARNINGS PER SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	8,370,198	8,105,162	8,300,644	8,074,899
Effect of dilutive stock options and MRP shares	504,411	581,606	507,215	621,138

Weighted average shares outstanding - diluted	8,874,609	8,686,767	8,807,859	8,696,037

Anti-dilutive shares	0	67,973	12,196	47,174

Net income per share-basic	0.23	0.18	0.71	0.53
Net income per share-diluted	0.22	0.17	0.67	0.49

Share amounts reflect the three-for-two split of the stock that occurred on July 18, 2005 (declared on May 31, 2005).

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

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported:	$1,953,327	$1,457,134	$5,870,286	$4,289,136
Add: Total employee stock-based compensation expense - included in reported net income - net of tax effect	119,435	109,995	472,773	266,552
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards- net of tax effect	(191,426)	(146,448)	(676,034)	(383,166)

Pro forma net income attributable to common stock	$1,881,336	$1,420,681	$5,667,025	$4,172,522

Earnings per share:
Basic -as reported	0.23	0.18	0.71	0.53
Basic- pro forma	0.22	0.17	0.68	0.52

Diluted -as reported	0.22	0.17	0.67	0.49
Diluted -pro forma	0.21	0.17	0.64	0.48

3.	Corporation Obligated Floating Rate Trust Preferred Securities

On March 30, 2004, Pulaski Financial Statutory Trust I (“Trust I”), a Connecticut statutory trust, issued $9.0 million of adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $279,000 capital contribution for Trust I’s common securities, were used to acquire $9.3 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 which constitute the sole asset of Trust I. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 2.70% over the three-month LIBOR, with an initial rate of 3.81%. The current rate is 6.12%.

The stated maturity of the Trust I debenture is June 17, 2034. In addition, the Trust I debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after June 17, 2009.

On December 15, 2004, Pulaski Financial Statutory Trust II (“Trust II”), a Delaware statutory trust, issued $10.0 million of adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $310,000 capital contribution for Trust II’s common securities, were used to acquire $10.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034, which constitute the sole asset of Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.86% over the three-month LIBOR, with an initial rate of 4.31%. The current rate is 5.27%.

The stated maturity of the debentures held by Trust II is December 15, 2034. In addition, the Trust II debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after December 15, 2009.

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

OVERVIEW

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, combined elsewhere in this report.

Pulaski Bank is a $770 million asset, growth-oriented bank, focused on becoming the leading community bank in St. Louis. The Bank’s 84-year history as a thrift servicing tens of thousands of residential, commercial and consumer customers has created years of goodwill that the current generation of management is leveraging to become the bank of choice in the metropolitan St. Louis community.

The Company’s business strategy is to focus on the growth and efficiency of five core banking products, which includes two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are 60 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which includes seven branch locations and two loan production offices. Due to important gains in each of these products over the last year, the Company realized increased diluted earnings per share of $0.05 and $0.18 to $0.22 and $0.67 for the three and nine-month periods ending June 30, 2005 compared to the same periods a year ago. Share and per share figures have been adjusted to account for a three-for-two stock split declared on May 31, 2005 and payable July 18, 2005 to shareholders of record on July 5, 2005. Net income grew 34.1% and 36.9% for the three and nine months ended June 30, 2005 to $2.0 million and $5.9 million, respectively as the Company experienced increased net interest income from strong loan growth and stronger non-interest income from increases in mortgage, title policy and investment brokerage revenues.

The Company benefited from strong net interest income growth, which increased 28.4% to $5.4 million for the quarter ended June 30, 2005. For the three-month period ended June 30, 2005, the retained loan portfolio increased

6.1%, or $34.7 million, to $600.6 million from $565.9 million at March 31, 2005. The average balance of the retained loan portfolio increased $152.8 million to $592.9 million for the three month period ended June 30, 2005 from $421.9 million for the three months ended June 30, 2004.. Year to date, the Company has experienced an annualized portfolio growth rate of 17.65% or $90.0 million through nine months ended June 30, 2005.

The net interest margin for the quarter ended June 30, 2005 declined 17 basis points to 3.25% compared to the quarter ended March 31, 2005 and 11 basis points from the three months ended June 30, 2004. The Company experienced a 15 basis point impact on its margin during the quarter as a result of growth and repricing of CD balances, which created a duration mismatch between newly added assets and liabilities. In addition, the Company has seen a 10 basis point compression of margin caused by the narrowing margin of loans held for sale and a 5 basis point compression resulting from higher than normal prepayment of home equity loans, which caused early amortization of deferred costs. Offsetting these three factors, the Company’s “core deposits” consisting of $184.1 million of demand deposit, money market and passbook accounts continue to grow in value. For the nine months ended June 30, 2005 the net interest margin declined to 3.32% as compared to 3.49% for the nine months ended September 30, 2004.

Mortgage revenues increased $300,000 over the prior year to $1.6 million for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. Year to date, mortgage revenue is up 8.5% to $4.0 million. During June 2005, the Company acquired a 50% interest in a joint venture with one of the largest real estate firms in the Kansas City market. Prior to the acquisition, the Company was one of the top five lenders in the market. The acquisition is expected to provide the Company with improved efficiencies and the opportunity to expand in the Kansas City market. In part due to the acquisition, the Company expanded its sales staff by 25%, totaling 55 commissioned loan officers. Through nine months, these 55 loan officers have originated $833.9 million in residential loans.

The quarter was highlighted by a 22% growth in non-interest bearing checking account balances, which totaled $26.2 million at June 30, 2005. Interest bearing checking accounts declined slightly to $36.2 million resulting in combined interest and non-interest bearing accounts of $62.4 million. The Company’s core deposits of $184.1 million had a weighted average cost of 1.12% at June 30, 2005.

Asset quality ratios declined during the quarter as non-performing assets increased from $3.9 million at March 31, 2005 to $6.8 million at June 30, 2005. The increase in non-performing assets included a $1.7 million commercial land development loan, which management believes is well collateralized based upon a recently appraised fair market value of $2.7 million. The provision for loan losses was $530,000 for the quarter ended June 30, 2005 compared to $650,000 for the quarter ended June 30, 2004. The decrease in the provision for loan loss was due to decreased growth in the loan portfolio compared to the same quarter in 2004, offset by the increase in nonperforming loans. At June 30, 2005, nonperforming loans as a percent of total loans was 0.92% compared to 0.76% at September 30, 2004.

The title and investment brokerage divisions reported mixed results. The title division contributed pre-tax profit of $76,000 on revenue of $177,000 for the three months ended June 30, 2005 and $184,000 for nine months on revenue of $535,000. The investment division posted a pre-tax loss of $107,000 on revenue of $110,000 for the quarter. Year to date, the investment division posted a loss of $136,000 on revenue of $508,000. Due to the flattening yield curve, many of the division’s regular buyers of bonds are choosing not to invest in bonds until the rate environment improves.

RECENT EVENTS

On May 31, 2005, the Company declared a three-for two stock split, which increased outstanding stock to 8.4 million outstanding shares. The Company also increased its quarterly dividend to .08 cents per share on a post-split basis.

During June 2005, the Company acquired a 50% interest in a joint venture with one of the largest real estate firms, due to anticipation of expanded mortgage lending opportunities in the Kansas City market.

Management’s Discussion on Core Business Strategy

The Company’s retained loan portfolio, net of allowance for loan losses increased $34.7 million to $600.6 million at June 30, 2005 from $565.9 million at March 31, 2005. For the nine months ended June 30, 2005 the portfolio has grown 17.6% from $510.6 million at September 30, 2004. The Company has experienced strong, well-balanced demand in each of its three core lending products, home equity lines of credit, residential mortgages and commercial loans, in the third quarter, which resulted in a $34.7 million, or 6.1%, increase in loans receivable during the quarter ended June 30, 2005. Year to date, commercial balances have increased $50.7 million, home equity loans have increased $33.0 million and residential loans have increased $10.1 million. The weighted average rate of the loan portfolio at June 30, 2005 was 6.27% compared to 5.67% at September 30, 2004.

Commercial real estate and commercial and industrial (“C&I”) loans increased $50.7 million to $156.0 million at June 30, 2005 compared to $105.3 million at September 30, 2004. The commercial portfolio consists of $83.6 million of commercial real estate loans, $24.9 million of commercial and industrial loans, $25.8 million of multi-family and development loans, $20.7 million in construction and development loans and $969,000 in equity lines. The commercial loan growth over the next three years has been targeted to be about 70% commercial real estate and 30% C&I. At June 30, 2005, the Company had commercial checking and money market accounts of $37.1 million, which represented more than $8 million growth in core business deposits, not including the runoff of a $39 million short-term money market deposit from a single customer. The runoff of the short-term money market account was due to a customer reinvesting proceeds of a sales transaction. At June 30, 2005, the Company had two substandard commercial loans including a residential construction loan to a commercial borrower in the amount of $434,000 and a $1.7 million commercial loan on developed land appraised at $2.7 million. The Company has an allowance for loan losses of $1.5 million allocated to the commercial portfolio. The Company has no charge-off history with its commercial loan portfolio and holds the $1.7 million substandard commercial loan on non-accrual at June 30, 2005. The weighted average rate on commercial loans was 6.27% at June 30, 2005 compared to 5.67% at September 30, 2004.

Home equity lines of credit remain a consistent growing portfolio with low loss history and appealing interest rate risk characteristics. Equity line balances increased $32.9 million to $191.2 million at June 30, 2005 compared to $158.3 million at September 30, 2004. Home equity loans are approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, providing stability to the Bank’s net interest margin. At June 30, 2005, the Bank had a balance of $267,000 of non-performing home equity loans or 0.14% of the home equity portfolio and had no charge-offs during the nine months ended June 30, 2005. During the third fiscal quarter, home equity lines of credit grew $11.3 million despite an uncharacteristically high 11.3% repayment by customers. Management believes the higher prepayment rate may be short lived as customers with the ability to payoff debts in the rising rate environment are doing so as their cost to carry debt rises. The weighted average rate on home equity loans was 6.60% at June 30, 2005 compared to 5.20% at September 30, 2004.

Permanent and construction residential loan balances increased $10.1 million to $262.5 million at June 30, 2005 from $252.4 million at September 30, 2004. As a large volume mortgage lender, the Bank has the opportunity to carefully select loans to retain for portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. At June 30, 2005, the balance of residential non-performing assets was $4.2 million, including $385,000 of real estate owned by the Bank. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses in residential real estate, including just $49,000 during the nine months ended June 30, 2005 and $73,000 for the fiscal year ended September 30, 2004. In the Midwest region of the United States, residential properties have not experienced exceptional price appreciation over the last ten years and therefore have not experienced any significant price declines during down housing markets. In an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans. Year to date, the Company has sold $9.1 million of loans from portfolio, none of which were sold in the quarter ending June 30, 2005. Each pool was sold as the Company sought to reduce its concentration in second mortgage residential loans that have loan-

to-values greater than 90%. The Company realized gains of $197,000 on the $5.9 million pool sale ($122,000 after tax) during the quarter ended March 31, 2005 and $29,000 ($18,000 after tax) on the $3.2 million pool sold during the quarter ended December 31, 2004. At June 30, 2005, the Company had $93.9 million of residential and commercial loans that exceed regulatory guidelines for high loan to value concentrations, including $61.8 million of residential first and second mortgage loans that exceeded 90% of loan to value.

Residential mortgage loans originated and sold to investors on a servicing released basis are the Company’s largest source of non-interest income and are the primary component of mortgage revenue. Mortgage revenue for the quarter ended June 30, 2005 increased $300,000 to $1.6 million from $1.3 million for the quarter ended June 30, 2004 on $264.1 million and $282.4 million of sales, respectively. For the nine months ended June 30, 2005, mortgage revenue was $4.0 million compared to $3.4 million for the same period ended June 30, 2004. The average balance of mortgage loans held for sale decreased from $60.3 million to $51.2 million for the quarter ended June 30, 2005 compared to the same period a year ago. The flattening of the yield curve continues to negatively impact the Company’s ability to maximize its spread on loans held for sale. The Company’s margin on loans held for sale have steadily declined with the compressing yield curve from more than 400 basis points to 275 basis points in the last quarter. The consolidated net interest margin declined 11 basis points during the quarter because of the narrowing margin on the held for sale portfolio. The Company funds loans held for sale with overnight and short term advances because the loans are typically sold within 30 days of origination.

Total liabilities increased $126.7 million to $723.6 million at June 30, 2005 compared to $596.9 million at September 30, 2004. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. While the Company offers competitive CDs following strict pricing disciplines, it readily supports the core liability products with wholesale funding in order to support asset growth. Wholesale funding sources include FHLB borrowings and public brokered CDs. Brokered deposits increased $6.7 million during the quarter. At June 30, 2005, the Company had $110.0 million in brokered CDs at a weighted average rate of 3.42%.

The balance of checking accounts increased $11.0 million, or 21.3% during the nine months ended June 30, 2005 to $62.4 million at June 30, 2005 from $51.4 million at September 30, 2004. Retail checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue was $632,000 for the quarter ended June 30, 2005 compared to $638,000 for the quarter ended June 30, 2004.

The balance of money market accounts increased $8.5 million to $88.5 million at June 30, 2005 from $80.0 million at September 30, 2004. The Company is in its fourth year of pursuing money market accounts as a core product and its third year of a successful marketing campaign, “the Big Bertha Money Market Account”. The product carries similar interest rate characteristics as the Company’s home equity loans and results in an ideal source of funds for the growth of this line of credit portfolio. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The market became very competitive in money market accounts during the last two months of the quarter, as several banks made aggressive marketing efforts to capture this market. The Company has stayed disciplined in its pricing and has seen slower growth toward the end of the quarter. Many bank managers have become very aggressive pricing short-term deposits as they anticipate increases in the rate environment.

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

	June 30, 2005 Three Months Ended			June 30, 2004 Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$644,156	$9,532	5.92%	$482,229	$6,145	5.09%
Investment securities	4,646	43	3.73%	1,532	24	6.24%
Mortgage-backed securities	5,490	66	4.81%	7,592	93	4.92%
FHLB stock	8,647	85	3.93%	5,642	25	1.79%
Other	5,803	42	2.91%	5,690	14	0.94%

Total interest-earning assets	668,742	9,768	5.84%	502,685	6,301	5.01%

Non-interest-earning assets	48,597			38,502

Total assets	$717,339			$541,187

Interest-bearing liabilities:
Deposits	$443,442	$2,582	2.33%	$354,794	$1,356	1.53%
FHLB advances	166,523	1,447	3.48%	106,830	593	2.22%
Other borrowed money	3,659	46	5.00%	3,998	30	3.03%
Subordinated debentures	19,589	265	5.40%	9,279	94	4.05%

Total interest-bearing liabilities	633,213	4,340	2.74%	474,901	2,073	1.75%

Non-interest bearing liabilities	37,758			38,242

Stockholders’ equity	46,368			28,044

Total liabilities and stockholders’ equity	$717,339			$541,187

Net interest income		$5,428			$4,228

Interest rate spread			3.10%			3.26%

Net interest margin			3.25%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.61%			105.85%

	June 30, 2005 Nine Months Ended			June 30, 2004 Nine Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$610,756	$26,075	5.69%	$408,176	$16,054	5.24%
Investment securities	7,465	143	2.55%	1,895	92	6.47%
Mortgage-backed securities	5,913	214	4.82%	8,071	306	5.06%
FHLB stock	8,019	207	3.44%	4,518	67	1.98%
Other	4,957	91	2.46%	5,675	41	0.98%

Total interest-earning assets	637,110	26,730	5.59%	428,335	16,560	5.16%

Non-interest-earning assets	45,500			36,290

Total assets	$682,610			$464,625

Interest-bearing liabilities:
Deposits	$427,952	$6,398	1.99%	$315,715	$3,668	1.55%
FHLB advances	156,679	3,690	3.14%	83,026	1,537	2.47%
Other borrowed money	3,744	126	4.50%	1,854	42	3.02%
Subordinated debentures	16,757	632	5.03%	3,148	95	4.02%

Total interest-bearing liabilities	605,132	10,846	2.39%	403,743	5,342	1.76%

Non-interest bearing liabilities	32,937			32,540
Stockholders’ equity	44,541			28,342

Total liabilities and stockholders’ equity	$682,610			$464,625

Net interest income		$15,884			$11,218

Interest rate spread			3.20%			3.40%

Net interest margin			3.32%			3.49%

Ratio of average interest-earning assets to average interest-bearing liabilities		105.28%			106.09%

Additional Discussion on Financial Condition

Cash and cash equivalents increased $3.9 million, from $20.3 million at September 30, 2004 to $24.2 million at June 30, 2005. Cash balance generally runs high due to the high volume of loan sales. Twice during each business day, the Company determines its need for cash, its ability to borrow cash and its available funds to repay short term borrowings.

The balance of Federal Home Loan Bank advances increased $19.5 million to $174.1 million at June 30, 2005, from $154.6 million at September 30, 2004. The increase in advances was due primarily to fund the growth in the loan portfolio, which exceeded deposit growth. The Company is limited to 35% of its total assets in borrowing capacity from the FHLB of Des Moines subject to sufficient collateral. At June 30, 2005, the Company had $109.0 million of borrowings that mature in one week or less. The weighted average rate on advances was 3.56% at June 30, 2005.

Bank-owned life insurance (“BOLI”) increased $3.9 million to $15.5 million at June 30, 2005 from $11.6 million at September 30, 2004. The increase was attributed to the purchase of an additional policy of $3.5 million, combined with an increase in the policies’ cash surrender value during the nine months ended June 30, 2005. The increase in cash surrender value is treated as other income and is tax-exempt. In the event the cash-surrender values of the policies were liquidated, the gains would retroactively be taxed. The BOLI policies were purchased to offset escalating costs of employee benefits.

Debt Securities – Available for Sale declined $8.9 million to $589,000 at June 30, 2005. The Company had an $8.0 million investment mature in February 2005. The Company purchased the investment in order to use the security to pledge against a newly formed deposit relationship. After receiving the deposits, the Company replaced the investments as collateral pledge with secondary insurance at a cost of approximately 20 basis points on the deposits.

Debt Securities – Held to Maturity increased $6.0 million to $6.0 million at June 30, 2005. The Company purchased the securities as collateral for pledging on both customer deposit accounts and a corporate margin account.

Balances due to other banks increased $3.4 million to $17.9 million at June 30, 2005 from $14.5 million at September 30, 2004. Due to other banks is the balance of checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity increased $5.7 million to $46.7 million at June 30, 2005 from $41.0 million at September 30, 2004. The increase was primarily attributable to net income for the nine months ended June 30, 2005 of $5.8 million, less dividends of $1.7 million and $200,000 in stock repurchases, plus $950,000 for stock options exercised and $670,000 for ESOP shares and releases.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased $2.9 million from March 31, 2005 to $6.8 million at June 30, 2005. The primary increase in non-performing assets was the downgrade of a $1.7 million commercial land loan. The land was recently appraised at $2.7 million, which the Company believes is well collateralized. At September 30, 2004, nonperforming assets totaled $5.3 million. At June 30, 2005, nonperforming loans as a percent of total loans was 0.92% compared to 0.76% at September 30, 2004. The allowance for loan losses was 98.9% of non-performing loans at June 30, 2005 compared to 130.6% at September 30, 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $529,000 and $996,000 for the three and nine-month periods ended June 30, 2005 compared to $650,000 and $1,230,000 for the three and nine-month period ended June 30, 2004. The decrease in loss provision for the third quarter was due to decreased growth in the loan portfolio compared to the same quarter in 2004, offset by the increase in nonperforming loans and increased charge-offs. The Company had net charge-offs of $52,000 and $203,000 for the three and nine-month periods ended June 30, 2005 compared to $38,000 and $134,000 for the three and nine month periods ended June 30, 2004.

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

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year average historical loan loss experience has been low at $185,000 annually. While the losses have increased over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in the allowance for loan losses was due to an increase in size of and risk in the loan portfolio. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real properties, losses occur more frequently when property values are declining and borrowers are losing equity in the Company’s collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Nine Months Ended June 30,
	2005	2004
	(In thousands)
Allowance for loan losses, beginning of period	$5,579	$3,866
Provision for loan losses	996	1,230
Loans charged-off	(207)	(145)

Allowance for loan losses allocated to loans sold	(74)	—
Recoveries of loans previously charged-off	4	11

Allowance for loan losses, end of period	$6,298	$4,962

Ratio of allowance to total loans outstanding	0.91%	0.97%
Ratio of allowance to nonperforming loans	98.90%	137.60%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE AND NINE MONTHS ENDED JUNE 30, 2005

Title insurance policy revenue was $177,000 in fees for the quarter ended June 30, 2005 and $535,000 for the nine months ended June 30, 2005. Net pre-tax earnings from the division totaled $76,000 and $184,000 for the three and nine months ended June 30, 2005. The title company, whose activities includes researching and issuing title policies on mortgage and commercial loans operates as a division of Pulaski Bank

Investment brokerage division revenue was $110,000 for the quarter ended June 30, 2005 and $508,000 for the nine months ended June 30, 2005. The division posted a pre-tax loss of $107,000 and $136,000 for the three and nine months ended June 30, 2005. The investment division activities consist primarily of the brokerage of bonds to other community banks, municipals and high net worth individuals. The business segment does not typically carry a portfolio in inventory.

Gain on sale of investment securities was $0 for the three and nine month periods ending June 30, 2005, respectively compared to $0 and $736,000 for the three and nine month periods ending June 30, 2004, respectively. The prior year gain was the result of the sale of certain equity securities held by the Company. The Company’s investment policy allows it to purchase up to 5% ownership in other publicly traded thrift holding companies. The Company typically purchases well-capitalized thrift stocks that are close to St. Louis and trading at a low valuation. The investments were sold at a time when the Company was building its emerging commercial portfolio and while the mortgage banking industry was declining.

Other income increased $62,000 to $259,000 for the three-month period ending June 30, 2005 compared to $197,000 for the three-month period ending June 30, 2004. For the nine-month period ending June 30, 2005 other income was $751,000 compared to $583,000 for nine months ended June 30, 2004. Other income consists primarily of changes in the cash surrender value of the bank owned life insurance, fee income from a correspondent bank and lease income from tenants.

Salaries and employee benefits expense increased $602,000 to $2.3 million for the three-month period ended June 30, 2005 from $1.7 million for the three-month period ended June 30, 2004. For the nine-month period ending June 30, 2005, salaries and employee benefits expense increased $2.2 million to $6.8 million from $4.6 million for the nine months ended June 30, 2004. Compensation expense increased due to the addition of 55 new employees since June 30, 2004. The growth of staff has come through the addition of employees to the investment, title and commercial divisions as well as audit and accounting staff related to Sarbanes-Oxley compliance.

Professional services expense increased $34,000 to $241,000 for the three-month period ended June 30, 2005 from $207,000 for the three-month period ended June 30, 2004 due to legal costs incurred for matters settled during the quarter. For the nine-month period ending June 30, 2005, professional services increased $144,000 to $689,000 from $545,000 for the nine months ended June 30, 2004. Professional services also increased due to audit expenses associated with Sarbanes-Oxley compliance.

Other expense increased $240,000 to $791,000 for the three-month period ended June 30, 2005 from $551,000 for the three-month period ended June 30, 2004 due to disposal of fixed assets of $94,000 and a reserve for loss on other assets of $50,000. For the nine-month period ending June 30, 2005, other expense increased $628,000 to $2.1 million from $1.5 million for the nine months ended June 30, 2004 due to expansion in the title company, investment brokerage, residential lending and retail banking operations.

INCOME TAXES

The provision for income taxes was $1.1 million for the three-month period ended June 30, 2005 compared to $883,000 for the three-month period ended June 30, 2004. For the nine-month periods, provision for income tax was $3.5 million and $2.5 million for the periods ending June 30, 2005 and June 30, 2004, respectively. The effective tax rates for the three-month periods ended June 30, 2005 and 2004 were 36.7% and 37.8%, respectively and were 37.3% and 37.2% for the nine-month periods ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Bank had outstanding commitments to originate loans of $150.8 million and commitments to sell loans on a best efforts basis of $186.4 million. At the same date, certificates of deposit that were scheduled to mature in one year or less totaled $239.1 million. If these maturing deposits do not remain with the Bank, it will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or borrowings than it currently pays on the certificates of deposit due on or before June 30, 2006. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At June 30, 2005, the Bank had approximately $268.7 million in available borrowing authority under the above-mentioned arrangement, $174.1 million of which had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank of which $4 million has been used to date.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 97% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $704.9 million in cash during the nine months ended June 30, 2005 and provided proceeds of cash of $673.8 million from loan sales. Also, the Company realized $3.3 million of gains on sales of loans year to date.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the nine months ended June 30, 2005, the Company had an increase of $102.7 million in net loan originations, which decreased from $178.1 million for the nine months ended June 30, 2004. Proceeds from sale of the second mortgage residential loans were $9.4 million at June 30, 2005 compared to $2.5 million for nine months ended June 30, 2004. See the Management’s Discussion on Core Business Strategy above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from deposits, which increased $93.0 million compared to $77.8 million increase for the nine months ended June 30, 2004. Federal Home Loan Bank advances, increased $19.5 million during the nine months ended June 30, 2005 compared to a $70 million increase for the nine months ended June 30, 2004.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2005:

	June 30, 2005 (In thousands)

	Certificates of Deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures	Total

Three months or less	$102,354,435	$109,000,000	$—	$17,903,872	$—	$229,258,307
Over three months through six months	56,586,287	—	—	—	—	56,586,287
Over six months through twelve months	80,181,432	10,000,000	—	—	—	90,181,432
Over twelve months	76,542,796	55,100,000	3,575,000	—	19,589,000	154,806,796

Total	$315,664,950	$174,100,000	$3,575,000	$17,903,872	$19,589,000	$530,832,822

CONTRACTUAL OBLIGATIONS

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at June 30, 2005 are as follows:

June 30, 2005
Operating Leases
Less than one year	$310,228
Over 1 year but less than 5 years	526,269
Over 5 years	—

Total	$836,497

CAPITAL REQUIREMENTS

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at June 30, 2005 and September 30, 2004.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Tangible capital (to total assets)	$65,177	8.49%	$11,509	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	71,321	11.42%	49,976	8.00%	$62,470	10.00%
Tier I risk-based capital (to risk-weighted assets)	65,177	10.43%	31,235	5.00%	37,482	6.00%
Tier I total capital (to total assets)	65,177	8.49%	30,692	4.00%	38,364	5.00%

As of September 30, 2004:
Tangible capital (to total assets)	$51,739	8.16%	$9,524	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	57,161	11.48%	39,850	8.00%	$49,813	10.00%
Tier I risk-based capital (to risk-weighted assets)	51,739	10.39%	24,906	5.00%	29,888	6.00%
Tier I total capital (to total assets)	51,739	8.15%	25,397	4.00%	31,746	5.00%

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

EFFECTS OF NEW ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with

Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. The adoption of SOP 03-3 on April 1, 2005 did not have a material effect on our financial condition or results of operations.

In March 2004, the Emerging Issues Task Force “EITF” reached a consensus on criteria to evaluate whether to record a loss and disclose additional information about unrealized losses relating to debt and equity securities under EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus applies to investments in debt and marketable equity securities that are accounted under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. After many organizations, including banks, which could be impacted by this guidance, asked for clarification on the meaning of other-than–temporary impairment and its application to certain investments, the FASB postponed the implementation period. In July 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but instead issued FASB staff position (“FSP”) EITF-03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue #03-I, as final. The final position supersedes several previously issued EITF topics and replaces guidance set forth in several others. The final position titled FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, will codify guidance set forth in EITF topic D-44, Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Company has evaluated the impact of the final rule and expects the implementation of FAS 115-1 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

On March 1, 2005, the Board of Governors of the Federal Reserve System, or “Board”, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital that allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Board’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provides for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. Until March 31, 2009, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying non-cumulative and cumulative perpetual preferred stock, qualifying minority interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. We have evaluated the impact of the final rule on the Company’s financial condition and results of operations, and determined the implementation of the Board’s final rule, as adopted, will not reduce the Company’s regulatory capital ratios.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” as a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s quantitative or qualitative aspects of market risk during the quarter or nine months ended June 30, 2005 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

We utilize derivative financial instruments to assist in our management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by us consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At June 30, 2005, the Company had issued $150.8 million of unexpired interest rate lock commitments to mortgage loan customers compared to $109.3 million of unexpired commitments at September 30, 2004.

The Company typically hedges these interest rate lock commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the Bank issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to our customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $19.5 million in notional value at June 30, 2005 and $15.0 million at September 30, 2004. At June 30, 2005, this hedge was matched against $23.6 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $16.9 million at September 30, 2004.

The Bank has entered into interest rate swap agreements with the objective of converting the fixed interest rate on brokered CD’s to a variable interest rate. The swap agreements provide for the Bank to pay a variable rate of interest based on a spread to the one-month London Interbank Offer Rate (LIBOR) and to receive a fixed rate of interest equal to that of the brokered CD (hedged instrument.) Under the swap agreements, the Bank is to pay or receive interest monthly, quarterly or semiannually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recognized as interest income or expense of the related liability. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $121,000 and $307,000 for the three and nine months ended June 30, 2005 and $0 for the three and nine months ended June 30, 2004, respectively.

Fair value hedges are accounted for at fair value. The swaps qualify for the shortcut method under SFAS 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., brokered CDs). All changes in fair value are measured on a quarterly basis. The maturity date, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements as of June 30, 2005 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
10/20/2008	$10,000,000	3.050%	4.300%	$(17,905)
11/19/2009	10,000,000	3.070%	3.000%	(172,508)
11/23/2009	10,000,000	3.050%	3.000%	(176,328)
11/26/2010	10,000,000	3.050%	4.125%	(86,633)
11/26/2010	5,000,000	3.060%	4.125%	(85,113)
11/26/2010	5,000,000	3.070%	4.125%	(152,611)
1/24/2010	10,000,000	3.030%	3.000%	(20,594)
1/28/2011	10,000,000	3.060%	4.300%	(130,362)

Total	$70,000,000			$(842,054)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 April 1-30, 2005	—	—	—	26,138
Month #2 May 1-31, 2005	—	—	—	26,138
Month #3 June 1-30, 2005	—	—	—	26,138
Total	—	—	—

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of its common stock. On July 21, 2003, the Company issued a two-for-one stock split of its common stock increasing the shares authorized under this program to 280,000. On July 18, 2005, Pulaski Financial issued a three-for-two stock split, increasing the shares authorized under this program to 420,000. The repurchase program will continue until it is completed.

Item 3. Defaults Upon Senior Securities: none

Item 4. Submission of Matters to a Vote of Security Holders: none

Item 5. Other information: Not applicable

Item 6. Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.

4.0	Form of Certificate for Common Stock***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2003.
***	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 8, 2005	/S/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: August 8, 2005	/S/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer