Form 10-K
period 2005-09-30
PULASKI FINANCIAL CORP
filed 2005-12-13
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $112.2 million.

There were issued and outstanding 8,448,164 shares of the registrant’s common stock as of December 12, 2005.

Documents Incorporated by Reference

Portions of 2005 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

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

General

Pulaski Financial Corp. is the holding company for Pulaski Bank (the “Bank”). Our primary asset is our investment in the Bank, but we also maintain an investment securities portfolio for liquidity. We have both subordinated debt in the form of trust preferred securities and other borrowings, the proceeds from which have been injected in the Bank as capital. Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its eight full-service offices in the St. Louis and Kansas City metropolitan areas. Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate one- to four-family residential mortgage loans, home equity lines of credit, commercial real estate and commercial and industrial loans within its lending market.

Available Information

We maintain an Internet website at http://www.pulaskibankstl.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City metropolitan area. In the St. Louis metropolitan area, we conduct operations out of our main office and seven branch offices. In the Kansas City metropolitan area, we operate out of a mortgage lending office in Johnson County, Kansas, which we opened in fiscal 2003 and a retail branch location in Kansas City,

Missouri, which we acquired in fiscal 2003. On October 7, 2005, we signed a definitive agreement to sell our branch in Kansas City. Most of our depositors live in the communities surrounding our branches.

Competition

We face intense competition attracting savings deposits (our primary source of lendable funds) and originating loans. Our most direct competition for savings deposits has historically come from commercial banks, other thrift institutions, and credit unions located in our market area. We have faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

At June 30, 2005, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.03% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the 15th largest market share out of 138 financial institutions with offices in this metropolitan statistical area. Banks owned by large bank holding companies such as US Bancorp, Bank of America Corporation and Regions Financial Corp. operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the metropolitan areas of St. Louis and Kansas City.

Lending Activities

Residential Mortgage Lending. The majority of our mortgage production is sold on a best efforts, flow basis, servicing-released, to more than fifteen different regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows us to offer more competitive interest rates. Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield because we are able to fund a longer-term asset (typically a 30 year mortgage) with low-yielding, short-term funds. Loan sale activity is our largest source of non-interest income.

We are a direct endorsement lender with the Federal Housing Administration (“FHA”). Consequently, our FHA-approved, direct endorsement underwriters are authorized to approve or reject FHA-insured loans up to maximum amounts established by FHA. We are also an automatic lender with the Veterans’ Administration (“VA”), which enables our designated qualified personnel to approve or reject loans on behalf of VA.

We offer a variety of adjustable-rate mortgage (“ARM”) loans. These ARM loans may be sold in the secondary market or originated for portfolio investment. The loan fees charged, interest rates and other provisions of our ARM loans are determined by us on the basis of our own pricing criteria, the composition and interest rate risk of our current loan portfolio and market conditions. Interest rates and payments on our

ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on our ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We qualify the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. We do not originate negative amortization loans for portfolio investment. We believe that the periodic adjustment feature of our ARM loans provides flexibility to meet competitive conditions as to initial rate concessions while preserving our return on equity objectives by limiting the duration of the initial rate concession.

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price. We will make loans in excess of that limit provided the borrower obtains mortgage insurance or the customer demonstrates sufficient credit history and ability to service the debt. In some cases, borrowers choose to obtain subordinate financing from us in order to limit the first mortgage to 80% or less. Our second mortgages, which often have high loan-to-value ratios when combined with the first mortgage on the property, are priced with enhanced yields so that we are compensated for the absence of mortgage insurance. In the cases of loans guaranteed by FHA or VA, we offer first mortgage loans with loan-to-value ratios of up to 97% and 100%, respectively.

We generally obtain appraisals on our real estate loans from outside appraisers, but, in limited instances (i.e., loan-to-value ratios less than 55%), we may waive our outside appraisal requirement.

Construction and Development Loans. We originate real estate construction and development loans that consist primarily of 1-4 family residence construction loans made to both developers and retail mortgage customers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external title company experts to ensure that loan disbursements are substantiated by regular inspections and review. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due. In most instances, loan amounts are limited to 85% of the appraised value upon completion of the construction project.

Commercial Real Estate Loans. We engage in commercial real estate lending, typically through direct originations. We have expanded our commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans. Our commercial loan policy limits our lending limit to 15% of our unimpaired Bank capital plus reserves, which was $74.3 million at September 30, 2005.

Commercial and Industrial Loans. We originate commercial and industrial loans that are secured by property such as inventory, equipment and finished goods. All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.

Consumer and Other Loans. Our consumer loan department makes consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans consist primarily of home equity lines of credit (“HELOC”), but also include automobile loans, unsecured loans, and other secured consumer goods loans.

Home equity lines of credit are secured with a deed of trust and are issued up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. We generally obtain mortgage insurance for home equity loans with greater than 90% LTV. The standards under which these loans are underwritten are analogous to credit lending, rather than mortgage lending, since underwriting decisions are based primarily on the borrower’s credit history and capacity to repay rather than on the value of the collateral. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. Our introductory rate on HELOC loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit, which are secured by residential properties, are secured by stronger collateral than automobile loans and because of the adjustable rate structure, contain less interest rate risk to us. Lending up to 100% of the value of the property presents greater credit risk to us. Consequently, we limit this product to customers with a favorable credit history.

The automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans.

Loan Marketing and Processing. Loan applicants come through direct marketing efforts by our loan officers, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, Internet and print advertising promotions. All types of loans may be originated in any of our offices, though most loans are closed at our main office. Loans are serviced from our main office. Loans sold into the secondary mortgage market are generally serviced by the purchaser. Loans sold on a participation basis are serviced by us. Loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by a fee appraiser approved by us and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience and tenure. The President and Chief Executive Officer may approve loans up to $750,000. An internal loan committee approves loans up to $2.0 million, while all loans above this level are approved by the board of directors.

Loan applicants are promptly notified of our decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Underwriting Risks.

Adjustable-Rate Loans. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans we originate generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting), these loans are theoretically subject to increased risks of default, delinquency, or prepayment.

Second Mortgage Loans and Home Equity Lines of Credit. Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgage loans that are subordinate to the first mortgage loan on the property. This means that if the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid. Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property. Loans with high combined loan-to-value will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.

Construction and Development Loans. Construction and development loans involve greater credit risks than secured residential or commercial real estate lending because loan funds are advanced upon the security of the project under construction that is of uncertain value before completion. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development. If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans often have unpredictable cash flows and are more difficult to evaluate and monitor. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed) the borrower’s ability to repay the loan and the value of the security for the loan may be impaired. We seek to minimize these risks in a variety of ways, including limiting the size of such loans and our review of the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also generally obtain loan guarantees from financially capable parties. Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of a borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, including, in the case of loans secured by accounts receivable, the ability of the borrower to collect amounts due from its customers. There is little additional credit support provided by the borrower for most of these loans and the secondary source of repayment is based almost solely on the liquidation of the pledged collateral and the ability to collect on personal guarantees, if any. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be subject to a greater extent to adverse conditions in the economy. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise, fluctuate in value and be an insufficient source of repayment.

Consumer Loans. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as us, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.

TABLE 1: Loan Portfolio

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate – mortgage:
Residential	$255,729	39.65%	$242,659	46.70%	$167,410	59.25%	$157,776	66.70%	$155,900	75.36%
Commercial and multi-family	118,695	18.40%	63,592	12.24%	8,905	3.15%	11,927	5.04%	2,106	1.02%

Real estate – construction	45,022	6.98%	34,441	6.63%	12,531	4.44%	3,656	1.55%	6,221	3.01%

Commercial and industrial	26,306	4.08%	16,787	3.23%	—	—	—	—	—	—

Consumer and other:
Home equity	195,647	30.34%	158,462	30.50%	89,298	31.61%	55,410	23.42%	28,586	13.82%
Automobiles	1,838	0.28%	1,801	0.35%	2,592	0.92%	5,886	2.49%	12,109	5.85%
Other	1,676	0.27%	1,884	0.35%	1,794	0.63%	1,893	0.80%	1,956	0.94%

Total loans	644,913	100.00%	519,626	100.00%	282,530	100.00%	236,548	100.00%	206,878	100.00%

Less:
Loans in process	8,843		6,615		3,083		7,293		1,577
Unamortized loan origination costs, net of loan fees	(3,931)		(3,152)		(1,313)		(879)		(658)
Allowance for loan losses	6,806		5,579		3,866		2,553		1,844

Total loans receivable, net	$633,195		$510,584		$276,894		$227,581		$204,115

TABLE 2: Loan Maturities and Repricing(1)

	At September 30, 2005
	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Real estate – mortgage:
Residential	$75,830	$155,542	$24,357	$255,729
Commercial and multi-family	61,912	38,894	17,889	118,695
Real estate – construction	44,773	249	—	45,022
Commercial and industrial	21,454	2,841	2,011	26,306
Consumer and other	190,514	3,076	5,571	199,161

Total loans	$394,483	$200,602	$49,828	$644,913

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date.

TABLE 3: Fixed and Adjustable Rate Loans

	Loans due or repricing after September 30, 2006
	Fixed	Adjustable
	(In thousands)
Real estate – mortgage:
Residential	$68,742	$111,157
Commercial and multi-family	55,536	1,247
Real estate – construction	70	179
Commercial and industrial	4,852	—
Consumer and other	3,195	5,452

Total	$132,395	$118,035

Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare loans immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

Loan Originations, Sales and Purchases. To manage our interest rate risk position, we generally sell the fixed-rate residential mortgage loans that we originate. The sale of loans in the secondary mortgage market reduces our risk that the interest rates paid on deposits will increase while we hold long-term, fixed-rate loans in our portfolio. It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available. Residential mortgage loans generally have been sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked in with the customer, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a best efforts delivery, which minimizes any exposure from loans that do not close. Certain loans are sold on a mandatory-delivery basis. Loans sold in this manner are hedged against changes in interest rate risk through forward sales of mortgage-backed securities. Our issuance of interest rate commitments is considered a derivative investment and changes in market value are reported on our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4: Loan Activity

	Years Ended September 30,
	2005	2004	2003
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$569,238	$343,703	$332,943
Loans originated:
Residential real estate	1,215,322	1,048,200	1,633,287
Commercial real estate	75,074	44,705	6,362
Real estate construction and development	53,237	38,490	11,530
Commercial and industrial	64,475	40,054	—
Consumer and other	185,103	167,679	119,351

Total loans originated	1,593,211	1,339,128	1,770,530

Loans purchased:
Residential real estate	1,368	731	305
Commercial real state	4,724	10,292	10,931

Loans sold:
Total whole loans sold	(1,054,733)	(872,310)	(1,567,394)
Mortgage loan principal repayments	(198,278)	(109,111)	(86,605)
Consumer loan repayments and all other	(205,355)	(143,195)	(117,007)

Net loan activity	140,937	225,535	10,760

Total gross loans, including loans held for sale, at end of period	$710,175	$569,238	$343,703

Nonperforming Assets and Delinquencies

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

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

The Bank’s Board of Directors is informed on a quarterly basis as to the status of all mortgage and consumer loans that are delinquent 90 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

TABLE 5: Non-performing Assets

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate	$142	$370	$264	$303	$173
Commercial and multi-family real estate	—	—	—	—	—
Real estate construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	24	159	202	120	173

Total	166	529	466	423	346

Accruing loans which are contractually past due 90 days or more:
Residential real estate	4,742	3,495	3,550	1,920	1,935
Commercial and multi-family real estate	—	—	—	—	—
Real estate construction and development	440	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	635	247	181	156	158

Total	5,817	3,742	3,731	2,076	2,093

Troubled debt restructurings	13	—	37	7	222

Non-performing loans (1)	5,996	4,271	4,234	2,506	2,661
Real estate owned (net)	754	1,068	35	—	—
Other non-performing assets	—	7	14	8	—

Total non-performing assets	$6,750	$5,346	$4,283	$2,514	$2,661

Total non-performing loans as a percentage of net loans	0.85%	0.76%	1.24%	0.77%	1.09%
Total non-performing loans as a percentage of total assets	0.76%	0.67%	1.05%	0.68%	0.92%
Total non-performing assets as a percentage of total assets	0.85%	0.84%	1.07%	0.68%	0.92%

(1)	Includes $663,000, $848,000, $654,000, $288,000 and $684,000 of FHA/VA loans at September 30, 2005, 2004, 2003, 2002 and 2001, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $2,900, $13,000 and $27,000 for 2005, 2004 and 2003, respectively. The difference between interest that would have been recognized under the original terms of non-accrual and renegotiated loans and interest actually recognized on such loans was $8,000, $16,000 and $42,000 for 2005, 2004 and 2003, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. The balance of real estate owned declined from $1.1 million at September 30,

2004 to $754,000 at September 30, 2005. The real estate owned consists of four residential properties acquired in settlement of debts outstanding by residential mortgage customers. When writing real estate down to appraised value, we typically recognize an additional 7% below fair market value to leave allowances for selling costs.

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

TABLE 6: Classified Loans

	At September 30, 2005
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
Residential real estate			—	$—	41	$3,538	13	$2,039
Commercial and multi- family real estate	—	—	—	—	—	—	1	635
Real estate construction and development	—	—	—	—	1	456	3	519
Commercial and industrial	—	—	—	—	1	1	3	775
Consumer and other	14	67	1,052	256	29	582	1	603

Total	14	$67	1,052	$256	72	$4,577	21	$4,571

In the above table, certain auto and consumer loans have been fully reserved as a complete loss but remain on the books because certain collection efforts continue.

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

The following assessments are performed quarterly in accordance with the Bank’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit-scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value, the affordability ratios and other personal history. Five-year historical loss rates and industry data for each credit rating is used to determine the appropriate allocation percentage for each loan grade. Commercial real estate loans are individually reviewed and assigned a credit risk rating on an annual basis by the internal loan committee. Consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

When commercial real estate loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment. Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment. We consider a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, we record a loss valuation equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

Our methodology includes factors that allow us to adjust our estimates of losses based on the most recent information available. Historic loss rates used to determine the allowance are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience. Any material increase in non-performing loans will adversely affect our financial condition and results of operations.

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While we believe we have established our allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.

TABLE 7: Allowance for Loan Losses

	Year Ended September 30, 2005
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance at beginning of period	$5,579	$3,866	$2,553	$1,844	$1,366
Provision for loan losses	1,635	1,934	1,487	1,011	752
Charge-offs:
Residential real estate	50	73	26	34	20
Commercial and multi-family real estate	—
Real estate construction and development	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	207	161	160	286	255

Total charge-offs	257	234	186	320	275
Recoveries	9	13	12	18	1

Net charge-offs	248	221	174	302	274

Sale of second mortgage loans	160	—	—	—	—

Allowance at end of period	$6,806	$5,579	$3,866	$2,553	$1,844

Ratio of allowance to total loans outstanding at the end of the period	0.97%	0.99%	1.13%	0.78%	0.76%
Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.05%	0.05%	0.12%	0.12%
Allowance for loan losses to non-performing loans	113.51%	130.64%	91.31%	101.89%	69.30%

TABLE 8: Allocation of Allowance for Loan Losses

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$2,584	39.65%	$2,248	49.44%	$1,788	60.74%	$1,348	69.85%	$1,237	79.38%
Commercial and multi-family real estate	1,063	18.35	335	8.53	382	1.66	118	3.44	—	—
Real estate construction and development	517	6.98	448	6.58	185	4.44	—	—	—	—
Commercial and industrial	273	4.08	219	4.24	—	—	—	—	—	—
Consumer and other	2,369	30.94	2,329	31.21	1,511	33.16	1,087	26.71	607	20.62
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$6,806	100.00%	$5,579	100.00%	$3,866	100.00%	$2,553	100.00%	$1,844	100.00%

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

We maintain a portfolio of primarily U.S. Treasury and agency obligations and investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages.

The Investment Committee, comprised of our President and Chief Executive Officer and Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2005 did not contain securities of any issuer with an aggregate book value in excess of 10% of retained earnings, excluding those issued by the government or its agencies.

TABLE 9: Investment Securities

	Years Ended September 30,
	2005	2004	2003
	(In thousands)
Held to maturity at amortized cost:
Investment securities:
U.S. Treasury & Agency Obligations	$5,977	$—	$—

Mortgage-backed securities:
Mortgage-backed securities	$583	$784	$1,072
CMOs	67	81	114

Total mortgage-backed securities	$650	$865	$1,186

FHLB stock	$8,462	$7,538	$3,880
Available for sale, at fair value:
Investment securities:
U.S. Treasury and agency obligations	$—	$9,224	$2,086

Mortgage-backed securities	$4,182	$5,710	$7,675
Equity securities	$4,252	$3,762	$4,346

TABLE 10: Maturities and Yields

	At September 30, 2005
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Investment securities:
U.S. Treasury & Agency Obligations	$1,983	3.76%	$3,993	3.46%	$—	—	$—	—

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$45	9.78%	$2	13.08%	$536	8.40%
CMOs	—	—	—	—	—	—	67	4.52%

Total mortgage-backed and related securities	$—	—	$45	9.78%	$2	13.08%	$603	7.97%

Available for sale:
Mortgage-backed securities	$—	—	$213	5.99%	$3,380	3.82%	$589	7.14%

Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2005, Pulaski Financial’s portfolio did not include any callable securities. This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General. Deposits, loan repayments, loan sales and FHLB borrowings are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings from FHLB-Des Moines, other borrowing arrangements and proceeds from the issuance of trust preferred securities, may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts. Our depositors reside predominately in the State of Missouri. Deposits are attracted from within our market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider current market interest rates, the pricing of competitors, our profitability, matching deposit and loan products and our customer preferences and concerns. Our Asset Liability Committee regularly reviews our deposit mix and pricing. We supplement our deposits through brokered certificates of deposit and, to a lesser extent, municipal deposits.

TABLE 11: Deposits

	At September 30,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing checking	$30,039	5.76%	$16,207	3.98%	$9,395	3.00%
Interest-bearing checking	30,962	5.94	35,243	8.66	25,848	8.24
Passbook savings accounts	32,364	6.20	33,702	8.28	32,657	10.41
Money market	87,172	16.71	80,006	19.67	64,337	20.52
Certificates which mature (1):
Within 1 year	189,569	36.35	164,621	40.48	139,595	44.51
After 1 year, but within 3 years	68,483	13.13	70,910	17.43	29,481	9.40
Certificate maturing Thereafter	82,957	15.91	6,109	1.50	12,294	3.92

Total	$521,546	100.00%	$406,798	100.00%	$313,607	100.00%

Less: deposit liabilities held for sale	25,375

Total	$496,171

(1)	At September 30, 2005, 2004 and 2003, jumbo certificates amounted to $ 164.1million, $103.2 million and $62.5 million, respectively. Of the $164.1 million, $1.8 million relates to deposit liabilities held for sale.

TABLE 12: Jumbo CDs

Amount as of September 30, 2005
(In thousands)
Maturity Period
Three months or less	$29,038
Over 3 through 6 months	12,853
Over 6 through 12 months	22,505
Over 12 months	99,760

Total	$164,156

Jumbo certificates of deposit represent minimum deposits of $100,000 and are not issued at premium interest rates; however, special rates are offered to “President Club” members who have deposits of $50,000 or more.

TABLE 13: Time Deposits by Rates

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
0.00- 1.99%	$20,999	$141,154	$90,188
2.00 - 2.99%	54,363	60,548	53,479
3.00 - 3.99%	242,013	27,326	19,336
4.00 - 4.99%	22,609	10,911	14,925
5.00 - 5.99%	992	1,577	3,313
6.00 - 6.99%	33	—	—
7.00 - 7.99%	—	124	128

Total	$341,009	$241,640	$181,369

TABLE 14: Time Deposits by Maturities

	Amount Due as of September 30, 2005
	Within One Year	After 1 Year But Within 2 Years	After 2 Years But Within 3 Years	After 3 Years But Within 4 Years	Thereafter	Total
0.00 - 1.99%	$18,953	$2,011	$35	$—	$—	$20,999
2.00 - 2.99%	48,245	2,804	2,293	812	209	54,363
3.00 - 3.99%	120,731	30,069	10,950	10,265	69,998	242,013
4.00 - 4.99%	1,381	18,250	1,305	338	1,335	22,609
5.00 - 5.99%	259	733	—	—	—	992
6.00 - 6.99%	—	33	—	—	—	33
7.00 - 7.99%	—	—	—	—	—	—

Total	$189,569	$53,900	$14,583	$11,415	$71,542	$341,009

TABLE 15: Deposit Activity

	Years Ended September 30,
	2005	2004	2003
	(In thousands)
Beginning balance	$406,799	$313,607	$201,270

Net increase before interest credited	109,562	92,001	110,934
Interest credited	5,185	1,191	1,403

Net increase in savings deposits	114,747	93,192	112,337

Ending balance	$521,546	$406,799	$313,607

Less: deposit liabilities held for sale	25,375

Total	$496,171

Borrowings. We use advances from the FHLB-Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB-Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB-Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale. Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

We have supported our continued growth through two issuances of subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of Pulaski Financial. At September 30, 2005, we had outstanding subordinated debentures totaling $19.6 million. Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by Pulaski Financial. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

TABLE 16: FHLB Advances

	Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Maximum balance at any month end, during the period	$189,600	$160,500	$154,000
Average balance, during the period	163,071	96,023	122,084
Period end balance	171,000	154,600	31,500
Weighted average interest rate:
At end of period	3.93%	2.53%	4.55%
During the period	3.32%	2.45%	2.71%

Non-Banking Operations

We have a title insurance business, which is a division of the Bank, that began operations in the third quarter of fiscal 2004. The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports). The policies are issued primarily on residential transactions; however, the division also performs certain commercial transactions. Customers of the title division consist primarily of residential mortgage customers that have been referred to the title division.

We also operate a fixed income sales division that was formed in early fiscal 2005. The division was formed following the hiring of five veteran management and sales personnel who have an average of 20 years experience in fixed income investment trading and sales. The business consists primarily of buying and selling bonds for community bank investment portfolio managers in Missouri, Illinois and surrounding states. The business will not include developing portfolio for trading for us.

The Bank’s subsidiary, Pulaski Service Corporation, sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2005, the Bank’s equity investment in its subsidiary was $562,347 or .072% of the Bank’s assets.

Personnel

As of September 30, 2005, we had the equivalent of 327 full-time employees. The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of Pulaski Financial and the Bank.

Name	Age (1)	Position
William A. Donius	47	Chairman and Chief Executive Officer
Ramsey K. Hamadi	36	Chief Financial Officer
Christopher K. Reichert	41	Executive Vice President

(1)	As of September 30, 2005.

Biographical Information

Set forth below is certain information regarding the executive officers of Pulaski Financial and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among the executive officers.

William A. Donius has served as Chairman and Chief Executive Officer of the Bank since December 1, 1997. Mr. Donius is also the Chairman of the Board of Pulaski Financial Corp.

Ramsey K. Hamadi joined the Bank in June 2000 as Controller before being named Chief Financial Officer in July 2001. Prior to joining the Bank, Mr. Hamadi was a Safety and Soundness Examiner at the Federal Reserve Bank of St. Louis.

Christopher K. Reichert joined the Bank in 1999 as Senior Vice President of Lending before being named Executive Vice President in January 2001.

RISK FACTORS

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets have increased $368.9 million, or 91.9%, from $401.4 million at September 30, 2003 to $789.9 million at September 30, 2005, primarily due to increases in residential, home equity and commercial loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Our recent results may not be indicative of our future operating results.

We have achieved significant growth in earnings per share in recent years. For example, net income per share (diluted) grew from $0.36 for the year ended September 30, 2001 to $0.85 for the year ended September 30, 2005. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage financing market. In the future, we may not have the benefit of a favorable interest rate environment or a strong residential mortgage market. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.

Most of the residential mortgage loans in our portfolio do not conform to secondary market requirements, which may make them riskier and more difficult to sell.

Most of the residential mortgage loans that we retain in our loan portfolio do not conform to or satisfy the requirements for sale in the secondary market. These loans generally do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the property, the loan terms or exceptions from agency underwriting guidelines. For example, we may make loans to borrowers who provide limited or no documentation of assets or income and have higher debt-to-income ratios than our loans conforming to secondary market guidelines. At September 30, 2005, our mortgage loan portfolio contained mostly non-conforming loans and included $61.6 million of loans with a combined loan-to-value ratio greater than 90% and $17.1 million of mortgage loans rated at the lowest acceptable internal credit grading level. Nonconforming one- to four-family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of realized loss. Although we have not experienced such increased delinquencies or foreclosures in the current economy, we cannot assure you that our nonconforming loan portfolio would not be adversely affected in the event of a downturn in regional economic conditions. Furthermore, nonconforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the purchase price.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because we originated upon purchase of the underlying residence a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%. At September 30, 2005, approximately $61.6 million, or 24%, of our $255.7 million residential mortgage loan portfolio had original combined loan-to-value ratios in excess of 90%. In addition, our home equity lines of credit may have, when added to existing senior lien balances, a post-funding combined loan-to-value ratio of up to 100% of the value of the home securing the loan. At September 30, 2005, we held $5.3 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan to value ratio in our home equity line of credit portfolio is approximately 77%. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would hurt our profits.

Our commercial division’s loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has increased from $13.7 million, or 4.8% of total loans, at September 30, 2003 to $179.3 million, or 27.8% of total loans, at September 30, 2005. A large portion of our commercial loan portfolio is unseasoned and our limited experience in originating these types of loans does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

We may be unable to successfully integrate CWE Bancorp’s operations and retain CWE Bancorp’s employees.

Our pending acquisition of CWE Bancorp, Inc. involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include: integrating personnel with different business backgrounds; combining different corporate cultures; and retaining key employees. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of customers and key personnel. The integration of the two companies will require the experience and expertise of certain key employees of CWE Bancorp whom we expect to retain. We may not be successful in retaining these employees for the time period necessary to successfully integrate CWE Bancorp’s operations into ours. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on our business and results of operations following the acquisition.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of loans to investors on a servicing released basis. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

If the value of real estate in the St. Louis and Kansas City metropolitan areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the St. Louis and Kansas City metropolitan areas, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis metropolitan area, our success depends to a significant extent upon economic conditions in the St. Louis metropolitan area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Missouri could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the St. Louis metropolitan area through our branching strategy. We are planning three new branches that we intend to open within the next 24 months. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that we have sufficient capital resources to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, brokered certificates of deposit and a line of credit from another financial institution. At September 30, 2005, we had approximately $171.0 million of FHLB advances outstanding with an additional $104.5 million available borrowing capacity, $118.9 million in brokered certificates of deposit and an additional $12.0 million in unused liquidity through a correspondent bank line of credit. If we were to become less than “well capitalized,” as defined by applicable Office of Thrift Supervision regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Many of our competitors are larger financial institutions.

While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. In recent years, several new financial institutions have formed in the St. Louis area. These de novo banks may price their loans and deposits aggressively in order to attract customers. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, between June 30, 2004 and December 1, 2005, the U.S. Federal Reserve has increased its target for the federal funds rate twelve times, from 1.00% to 4.00%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At September 30, 2005 our allowance for loan losses as a percentage of total loans was 0.97%. Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our chief executive officer. The loss of the chief executive officer and other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

Our failure to continue to recruit and retain qualified loan originators could adversely affect our ability to compete successfully and affect our profitability.

Our continued success and future growth depend heavily on our ability to attract and retain highly skilled and motivated loan originators and other banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Pulaski Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Pulaski Financial is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of

Pulaski Bank. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

We may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Pulaski Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Pulaski Bank. The availability of dividends from Pulaski Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Pulaski Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Pulaski Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Pulaski Bank would adversely affect our business, financial condition, results of operations and prospects.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”), as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on our operations. Pulaski Financial, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under federal laws. Certain of the regulatory requirements applicable to the Bank and to Pulaski Financial are referred to below or elsewhere herein.

The description of statutory provisions and regulations set forth in this document do not purport to be a complete description of such statutes and regulations and their effects on Pulaski Financial and the Bank.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2005, the Bank met the QTL test.

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

Transactions with Related Parties. The Bank’s authority to engage in certain transactions with “affiliates” (i.e., any company that controls or is under common control with an institution, including Pulaski Financial and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Reserve System. The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that, during calendar year 2005, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $48.3 million; a 10% reserve ratio is applied over $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Holding Company Regulation

Pulaski Financial is a non-diversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. Pulaski Financial qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by Pulaski Financial of another savings association as a separate subsidiary, Pulaski Financial would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by OTS regulation. However, OTS has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Pulaski Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Pulaski Financial. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), a group acting in concert, seeks to acquire 10% or more of Pulaski Financial’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of Pulaski Financial. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 2.	Properties

The Bank conducts its business through eight full-service banking offices. The following table sets forth information on those offices as of September 30, 2005.

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:
12300 Olive Boulevard St. Louis, Missouri 63141	1978	$3,851	Owned		29,000

Branch Offices:
199 Jamestown Mall Florissant, Missouri 63034	1998	41	Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118	1967	600	Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123	2001	628	Owned	(3)	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	837	Owned		2,800

1700 O’Fallon Road O’Fallon, Missouri 63304	2003	1,412	Owned		4,000

8442 Wornall Road Kansas City, Missouri 64114	2003	574	Owned	(4)	3,500

17701 Edison Road, Suite 100 Chesterfield, Missouri 63005	2005	1,740	Owned		3,800

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	38	Leased	(5)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	396	Leased	(6)	10,045

One Pulaski Center Drive St. Louis, Missouri 63141	2003	3,370	Owned	(7)	26,000

6510 Clayton Road (8) St. Louis, Missouri 63117		746

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)	Includes the period the office was located at 6955 Parker Road at Highway 367 in Florissant. The office was moved to its current site in October 1998. Lease expires on August 31, 2006.

(3)	The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former office location 4225 Bayless Road in January 2001.

(4)	On October 7, 2005, the Bank entered into an agreement with UMB Bank, N.A. to sell the branch. The sale is expected to occur in the first quarter of 2006.

(5)	Lease expires August 31, 2007.

(6)	Houses mortgage lending division. Lease expires October 31, 2008.

(7)	Houses the mortgage lending division.

(8)	Consists of land purchased and earnest money for the Clayton Road site.

Item 3.	Legal Proceedings

Pulaski Financial is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of Pulaski Financial.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Annual Report to Stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	—	—	—	26,138
August 1, 2005 through August 31, 2005	349	$16.70	349	25,789
September 1, 2005 through September 30, 2006	—	—	—	25,789
Total	349	$16.70	349	25,789

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Financial’s common stock. On July 21, 2003, Pulaski Financial declared a two-for-one stock split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, Pulaski Financial issued a three-for-two stock split, increasing the shares authorized under this program to 420,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6.	Selected Financial Data

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

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the Annual Report to Stockholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pulaski Financial maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed in the reports that Pulaski Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Pulaski Financial’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures and have concluded that, because of the existence of a material weakness in Pulaski Financial’s internal control over financial reporting as of September 30, 2005 (as discussed in management’s report on internal control over financial reporting), Pulaski Financial’s disclosure controls and procedures were not effective as of such date.

To remedy the internal control deficiencies over financial reporting relating to the accounting for certain derivative instruments, Pulaski Financial is establishing procedures to provide sufficient testing and verification that any new hedging instruments meet the criteria for hedge accounts.

Management’s report on internal control over financial reporting is incorporated by reference to page 28 in the Annual Report to Stockholders.

KPMG LLP’s attestation report on management’s assessment of Pulaski Financial’s internal control on financial reporting is incorporated by reference to page 30 in the Annual Report to Stockholders.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information concerning the Board of Directors of Pulaski Financial, the information contained under the section captioned “Proposal 1-Election of Directors” in the Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” in Pulaski Financial’s annual meeting proxy statement for information regarding compliance with Section 16 of the Exchange Act.

Code of Ethics

We have adopted a written code of ethics, which applies to our senior financial officers. We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.pulaskibankstl.com or in a report on Form 8-K. A copy of the Code of Ethics is available, without charge, upon written request to Christine A. Munro, Corporate Secretary, Pulaski Financial Corp., 12300 Olive Blvd, St. Louis, MO 63141.

Item 11.	Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the sections captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Pulaski Financial is not aware of any arrangements, including any pledge by any person of securities of Pulaski Financial, the operation of which may at a subsequent date result in a change in control of Pulaski Financial.

(d)	Equity Compensation Plan Information

The following table sets forth information about Pulaski Financial common stock that may be issued upon exercise of options, warrants and rights under all of Pulaski Financial’s equity compensation plans as of September 30, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	771,452	$7.12	32,144
Equity compensation plans not approved by security holders(1)	90,765	$4.71	—

Total	862,217	$6.87	32,144

(1)	Consists of non-statutory stock options granted in 2001 outside of Pulaski Financial’s stock option plans. Each of the options was granted at a price equal to the fair market value of Pulaski Financial common stock of the date of grant. All of the options vest ratably over a five-year period beginning on the first anniversary date of grant and expire ten years from date of grant. However, in the event of a change in control (as defined in Pulaski Financial’s 2000 Stock-Based Incentive Plan) all options will become exercisable until the expiration of the term of the option, regardless of termination of employment.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the section captioned “Transactions with Management” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 3—Ratification of Independent Auditors” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2005 and 2004
Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements for the Years ended September 30, 2005, 2004 and 2003
Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

2.	Financial Statement Schedules
None.

3.	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.[2]

3.3	Bylaws of Pulaski Financial Corp.[3]

4.1	Form of Certificate for Common Stock[4]

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Pulaski Financial Corp. and William A. Donius[5]

10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]

10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[6]

10.4	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan[7]

10.5	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”) [8]

10.6	Employment Agreement between Pulaski Bank and William A. Donius[9]

10.7	Form of Stock Option Agreement[10]

10.8	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan

10.9	Pulaski Financial Corp. Stock-Based Preferred Compensation Plan

10.10	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form

10.11	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form

13.1	Annual Report to Stockholders

21.1	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

[2]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 9, 2005.

[4]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.

[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

[7]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004.

[8]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2003, as filed on December 27, 2003.

[9]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

[10]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 10, 2005.

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

NAME	TITLE	DATE

/S/ WILLIAM A. DONIUS William A. Donius	President and Chief Executive Officer (principal executive officer)	December 13, 2005

/S/ RAMSEY K. HAMADI Ramsey K. Hamadi	Chief Financial Officer (principal accounting and financial Officer)	December 13, 2005

/S/ CHRISTOPHER K. REICHERT Christopher K. Reichert	Executive Vice President and Director	December 13, 2005

/S/ E. DOUGLAS BRITT E. Douglas Britt	Director	December 13, 2005

/S/ WILLIAM M. CORRIGAN, JR. William M. Corrigan, Jr.	Director	December 13, 2005

/S/ ROBERT A. EBEL Robert A. Ebel	Director	December 13, 2005

/S/ LEON A. FELMAN Leon A. Felman	Director	December 13, 2005

/S/ TIMOTHY K. REEVES Timothy K. Reeves	Director	December 13, 2005

/S/ LEE S. WIELANSKY Lee S. Wielansky	Director	December 13, 2005