Form 10-Q
period 2005-12-31
PULASKI FINANCIAL CORP
filed 2006-02-09
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Not Applicable

(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2006
Common Stock, par value $.01 per share	8,480,567 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 (UNAUDITED) AND SEPTEMBER 30, 2005

	December 31, 2005	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$11,497,741	$16,558,213
Federal funds sold and overnight deposit	4,068,694	9,130,273

Total cash and cash equivalents	15,566,435	25,688,486
Equity securities available for sale, at fair value	4,373,048	4,251,844
Debt securities held to maturity, at amortized cost (fair value, $10,867,816 and $5,992,136 at December 31, 2005 and September 30, 2005, respectively)	10,951,103	5,976,550
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $653,959 and $699,453 at December 31, 2005 and September 30, 2005, respectively)	611,019	650,321
Mortgage-backed securities available for sale, at fair value	3,843,191	4,182,371
Capital stock of Federal Home Loan Bank - at cost	9,726,200	8,462,400
Loans receivable held for sale, at lower of cost or market	46,834,294	64,334,775
Loans receivable, net of allowance for loan losses of $6,900,415 and $6,805,958 at December 31, 2005 and September 30, 2005, respectively	666,458,242	633,195,325
Real estate acquired in settlement of loans, net of allowance for losses of $104,100 and $64,833 at December 31, 2005 and September 30, 2005, respectively	1,315,462	754,196
Premises and equipment-net	14,824,012	13,659,637
Assets held for sale	1,017,347	1,017,347
Accrued interest receivable	4,483,089	4,272,078
Bank owned life insurance	15,809,561	15,646,949
Other assets	9,831,111	7,768,959

TOTAL ASSETS	$805,644,114	$789,861,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$489,772,397	$496,171,066
Deposit liabilities held for sale	24,465,562	25,375,086
Advances from Federal Home Loan Bank	200,000,000	171,000,000
Note payable	3,575,000	3,575,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	666,697	2,739,693
Accrued interest payable	565,112	1,028,021
Due to other banks	11,072,875	13,635,612
Other liabilities	6,317,253	8,501,296

Total liabilities	756,023,896	741,614,774

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 11,918,619 shares issued at December 31, 2005 and September 30, 2005, respectively	119,187	119,187
Treasury stock - at cost (3,463,250 and 3,479,455 shares at December 31, 2005 and September 30, 2005, respectively)	(17,173,679)	(17,229,150)
Treasury stock - equity trust - at cost (164,340 and 429,321 shares at December 31, 2005 and September 30, 2005, respectively)	(1,765,221)	(3,896,503)
Additional paid-in capital	29,264,156	31,287,248
Unearned restricted shares	(70,540)	(81,350)
Accumulated other comprehensive income (loss)	5,503	(23,129)
Retained earnings	39,240,812	38,070,161

Total stockholders’ equity	49,620,218	48,246,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,644,114	$789,861,238

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended December 31,
	2005	2004
		(Restated)
INTEREST INCOME:
Loans receivable	$11,524,508	$8,004,329
Securities	82,178	43,522
FHLB Stock	74,954	58,642
Mortgage-backed securities	56,388	76,834
Other	51,960	22,707

Total interest income	11,789,988	8,206,034

INTEREST EXPENSE:
Deposits	3,656,942	1,921,704
Advances from Federal Home Loan Bank of Des Moines	1,893,184	1,092,125
Subordinated debentures	312,211	130,756
Note payable	54,519	38,757

Total interest expense	5,916,856	3,183,342

NET INTEREST INCOME	5,873,132	5,022,692
PROVISION FOR LOAN LOSSES	406,621	349,214

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,466,511	4,673,478

NON-INTEREST INCOME:
Retail banking fees	747,751	619,164
Mortgage revenues	774,274	1,117,481
Title policy revenues	199,072	158,744
Investment division revenues	117,281	138,799
Insurance commissions	51,738	67,173
Other	350,729	244,136

Total non-interest income	2,240,845	2,345,497

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,047,533	2,068,312
Occupancy, equipment and data processing expense	1,108,237	936,407
Advertising	189,098	123,670
Professional services	338,798	196,937
Loss (gain) on derivative instruments	407,391	(35,387)
Other	785,732	654,585

Total non-interest expense	4,876,789	3,944,524

INCOME BEFORE INCOME TAXES	2,830,567	3,074,451
INCOME TAXES	983,486	1,182,559

NET INCOME	$1,847,081	$1,891,892

OTHER COMPREHENSIVE INCOME	28,632	63,295

COMPREHENSIVE INCOME	$1,875,713	$1,955,187

Per share amounts:
Basic earnings per share	$0.22	$0.24

Basic weighted average common shares outstanding	8,289,026	7,824,465
Diluted earnings per share	$0.21	$0.22

Diluted weighted average common shares outstanding	8,885,767	8,735,960

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Restricted Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, September 30, 2005	$119,187	$(21,125,653)	$31,287,248	$(81,350)	$(23,129)	$38,070,161	$48,246,464
Comprehensive income:
Net income						1,847,081	1,847,081
Unrealized gain on investment securities, net of tax					28,632		28,632
Dividends ($.08 per share)						(676,430)	(676,430)
Stock options exercised		60,773	30,808				91,581
Non-cash compensation expense for stock option grants			77,381				77,381
Stock repurchases (296 shares)		(5,301)					(5,301)
Equity trust shares purchased		(592,817)	592,817				—
Release of equity trust shares		2,724,098	(2,724,098)				—
Amortization of restricted shares				10,810			10,810

BALANCE, December 31, 2005	$119,187	$(18,938,900)	$29,264,156	$(70,540)	$5,503	$39,240,812	$49,620,218

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (UNAUDITED)

	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,847,081	$1,891,892
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	309,561	285,226
Net deferred loan costs	649,149	568,375
Debt issuance costs	74,823	9,966
Restricted stock awards	10,810	44,176
Non-cash compensation expense for stock option grants	77,381	—
ESOP shares committed to be released	—	340,877
Provision for loan losses	406,621	349,214
Provision for losses on real estate acquired in settlement of loans	42,990	38,139
Losses on sale of real estate acquired in settlement of loans	10,046	18,295
Originations of loans receivable for sale to correspondent lenders	(250,192,519)	(213,121,957)
Proceeds from sales of loans to correspondent lenders	268,284,674	206,760,823
Gain on sale of loans	(591,674)	(873,033)
Gain on sale of second mortgage loans	—	(28,943)
Increase in cash value of bank-owned life insurance policies	(162,612)	(127,592)
Loss (gain) on derivative instruments	407,391	(35,387)
Increase in accounts receivable	(575,002)	(26,224)
Decrease in accrued expenses	(1,079,727)	(413,809)
Changes in other assets and liabilities	(2,120,871)	27,330

Net adjustments	15,551,041	(6,184,524)

Net cash provided by (used in) operating activities	17,398,122	(4,292,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of debt securities-AFS	$—	$1,250,000
Proceeds from maturities of debt securities-HTM	4,000,000	—
Proceeds from redemption of FHLB stock	1,630,100	1,524,200
Purchases of Federal Home Loan Bank stock	(2,893,900)	(1,889,100)
Purchases of debt securities-AFS	(21,353)	(328,420)
Purchases of debt securities-HTM	(8,936,079)	(2,992,620)
Principal payments received on mortgage-backed securities	323,873	508,788
Proceeds from sale of retained loans	—	3,157,050
Net increase in loans	(35,443,139)	(47,391,482)
Proceeds from sales of real estate acquired in settlement of loans receivable	472,615	37,500
Proceeds from disposal of equipment	10,731	—
Purchases of premises and equipment	(1,484,667)	(828,276)

Net cash used in investing activities	(42,341,819)	(46,952,360)

See accompanying notes to the consolidated financial statements

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (UNAUDITED)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,398,669)	40,562,710
Net decrease in deposit liabilities-held for sale	(909,524)	—
Proceeds from Federal Home Loan Bank advances, net	29,000,000	11,200,000
Payment on note payable	—	(85,000)
Proceeds from issuance of subordinated debentures	—	10,310,000
Net decrease in due to other banks	(2,562,737)	(9,090,102)
Cash paid to trustee for purchase of equity trust shares	(1,644,278)	—
Net decrease in advance payments by borrowers for taxes and insurance	(2,072,996)	(1,629,915)
Treasury stock issued for stock options exercised	91,581	372,603
Dividends paid on common stock	(676,430)	(494,007)
Stock repurchases	(5,301)	(3,788)

Net cash provided by financing activities	14,821,646	51,142,501

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,122,051)	$(102,491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,688,486	20,296,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,566,435	$20,193,620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$4,119,850	$1,732,562
Interest on advances from FHLB	1,893,184	1,092,125
Interest on subordinated debentures	312,211	130,756
Interest on notes payable	54,519	38,757

Cash paid during year for interest	$6,379,764	$2,994,200

Income taxes, net	1,182,000	363,636

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans receivable	1,469,342	96,364

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and its wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of subordinated debentures. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2005 and September 30, 2005 and its results of operations for the three-month periods ended December 31, 2005 and 2004. The results of operations for the period ended December 31, 2005, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2005 contained in the Company’s 2005 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the Company had entered into certain interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. These hedging relationships did not meet the criteria for the “short-cut” method of fair value hedge accounting in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Because the Company did not qualify for the “short-cut” method of hedge accounting on these swap agreements, the amounts previously recorded as an adjustment to the hedged item, brokered certificates of deposits, were recognized as losses on derivative financial instruments in the consolidated statements of income and comprehensive income for the year ended September 30, 2005.

In addition, the net cash settlements under the interest rate swaps that were originally reported in interest expense have been reclassified to loss on derivative instruments. Finally, the broker placement fees on the certificates of deposit have been recorded as an asset and are being amortized on a straight-line basis to the maturity of the certificates of deposit. This restatement had no effect on net cash used in operating activities for the three months ended December 31, 2004.

The Company has restated its consolidated financial statements to reflect these changes for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005.

The Company has also restated basic earnings per share for quarter ended December 31, 2004 to reflect unvested equity trust shares in treasury stock as not outstanding for the calculation of basic earnings per share.

The Condensed Consolidated Financial Statements included in this Form 10-Q include the effect of the adjustments required to correct these errors.

	As Previously Reported 2004	Change	As Restated 2004
Interest expense-deposits	$1,857,999	$63,705	$1,921,704
Total interest expense	3,119,637	63,705	3,183,342
Net interest income	5,086,397	(63,705)	5,022,692
Net interest income after provision for loan losses	4,737,183	(63,705)	4,673,478
Loss on derivative instruments	—	(35,387)	(35,387)
Other non-interest expense	654,585	—	654,585
Total non-interest expense	3,979,911	(35,387)	3,944,524
Income before income taxes	3,102,769	(28,318)	3,074,451
Income taxes	1,193,051	(10,492)	1,182,559
Net income	1,909,718	(17,826)	1,891,892
Earnings per share-basic	0.23	0.01	0.24
Earnings per share-diluted	0.21	0.01	0.22
Weighted average shares oustanding-basic	8,199,465	(375,000)	7,824,465

Share-Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4. Prior to fiscal 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended December 31, 2005, the only options exercised were incentive stock options, which did not generate any excess tax benefits for the Company.

Total stock-based compensation expense in the first fiscal quarter of 2006 was $88,000 ($55,000 after tax), or $0.01 for basic and diluted earnings per share, respectively. Included in this expense is $77,000 ($49,000 after tax), or $0.01 for basic and diluted earnings per share, respectively, attributable to the Company’s adoption of SFAS 123R. As of December 31, 2005, the total unrecognized compensation expense related to non-vested stock awards was $679,000 and the related weighted average period over which it is expected to be recognized is approximately 2.2 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	Pro forma 2004
Net income:
As reported	$1,847,081	$1,891,892
Add: total employee stock-based compensation expense included in reported net income, net of tax effect	55,473	238,734
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards, net of tax effect	(55,473)	(277,325)

Pro forma net income	$1,847,081	$1,853,301

Basic earnings per share:
As reported	$0.22	$0.24
Pro forma	0.22	0.23
Diluted earnings per share:
As reported	0.21	0.22
Pro forma	0.21	0.21

The Company awarded 11,000 options during the three months ended December 31, 2005. The fair value of stock options granted in the quarters ended December 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended December 31,
	2005	2004
Risk free interest rate	4.40%	3.65%
Expected volatility	27.93%	25.61%
Expected life in years	6.0	5.0
Dividend yield	1.82%	1.91%

Options to purchase 12,772 shares and 43,069 shares were outstanding during the three months ended December 31, 2005 and 2004, respectively, and were not included in the respective computations of diluted earnings per share because the exercise price of the options when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares. These options expire in various periods through 2015 and 2014, respectively.

2.	EARNINGS PER SHARE

	Three Months Ended December 31,
	2005	2004
Weighted average shares outstanding - basic	8,289,026	7,824,465
Treasury stock-equity trust	164,340	375,000
Employee stock options	432,401	536,495

Weighted average shares outstanding - diluted	8,885,767	8,735,960

Equivalent anti-dilutive shares	15,675	43,656

Net income per share-basic	0.22	0.24
Net income per share-diluted	0.21	0.22

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Anti-dilutive shares are those option shares with exercise prices in excess of the current market value.

3.	CORPORATION OBLIGATED FLOATING RATE TRUST PREFERRED SECURITIES

On March 30, 2004, Pulaski Financial Statutory Trust I (“Trust I”), a Connecticut statutory trust, issued $9.0 million of adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $279,000 capital contribution for Trust I’s common securities, were used to acquire $9.3 million aggregate principal amount of the Company’s floating rate junior subordinated deferrable interest debentures due 2034 which constitute the sole asset of Trust I. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 2.70% over the three-month LIBOR, with an initial rate of 3.81%. The current rate at December 31, 2005 was 7.20%.

The stated maturity of the Trust I debentures is June 17, 2034. In addition, the Trust I debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after June 17, 2009.

On December 15, 2004, Pulaski Financial Statutory Trust II (“Trust II”), a Delaware statutory trust, issued $10.0 million of adjustable-rate preferred securities. The proceeds from this issuance, along with the Company’s $310,000 capital contribution for Trust II’s common securities, were used to acquire $10.3 million of the Company’s floating rate junior subordinated deferrable interest debentures due 2034, which constitute the sole asset of Trust II. The interest rate on the debentures and the capital securities is variable and adjustable quarterly at 1.86% over the three-month LIBOR, with an initial rate of 4.31%. The current rate at December 31, 2005 was 6.35%.

The stated maturity of the debentures held by Trust II is December 15, 2034. In addition, the Trust II debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date on or after December 15, 2009.

4.	STOCK PROGRAMS

The Company maintains shareholder-approved, stock-based incentive plans, which permit the grant of options to purchase common stock of the Company and awards of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. The plans authorize the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. Stock option awards are granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans.).

A summary of the Company’s stock option programs as of December 31, 2005 and changes during the three-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Contractual Life Remaining In Years
Outstanding at October 1, 2005	862,217	$6.87
Granted at fair value	11,000	17.29
Exercised	(16,501)	5.55
Expired	—	—
Forfeited	—	—

Outstanding at December 31, 2005	856,716	7.03	$9.4	6.4

Exercisable at December 31, 2005	482,788	4.97	$6.3	5.6

The total intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 was $199,000 and $673,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of three to five years.

5.	RECLASSIFICATIONS

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

OVERVIEW

Pulaski Bank is an $806 million asset, growth-oriented bank, focused on becoming the leading community bank in St. Louis. The Bank’s 84-year history as a thrift servicing tens of thousands of residential, commercial and consumer customers has created years of customer goodwill that the current generation of management is leveraging to attempt to become the bank of choice in the metropolitan St. Louis community.

The Company’s business strategy is to focus on the growth and efficiency of five core banking products, which include two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s growth in the balance sheet. Driving these relationships are more than 60 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which includes seven branch locations and two loan production offices. Due to important gains in the loan and deposit portfolios, net interest income rose 16.9% over the prior year to $5.9 million for the quarter ended December 31, 2005 from $5.0 million for the quarter ended December 31, 2004; however, due primarily to a $407,000 loss on derivative financial instruments and a decline in mortgage revenues of $343,000, net income declined $45,000 to $1.8 million for the quarter ended December 31, 2005 compared to $1.9 million for the quarter ended December 31, 2004. Diluted earnings per share declined $0.01 to $0.21 for the quarter ended December 31, 2005 from $0.22 diluted earnings per share for the quarter ended December 31, 2004.

The derivative financial instruments loss of $407,000, which had a net after tax impact of $256,000, or $0.03 per diluted share, is not expected to significantly impact future earnings. During the fourth quarter of fiscal 2005, we identified prior accounting errors in our treatment of certain derivative financial instruments. Specifically, we determined that certain interest rate swap agreements that we had acquired to hedge the interest rate risk inherent in brokered certificates of deposit did not qualify for the “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) As a result, SFAS No. 133 required us to reflect changes in the fair value of the derivative instruments as a charge to earnings and we have restated our financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 to reflect this accounting treatment. For periods subsequent to December 31, 2005, we expect to be able to use the “long-haul” method of hedge accounting under SFAS No. 133, which will permit us to offset changes in value of the derivative instruments with changes in value of the hedged items.

Total assets increased $15.8 million to $805.6 million at December 31, 2005 from $789.9 million at September 30, 2005. Total assets grew primarily due to $33.3 million of growth in the retained portfolio during the three months ended December 31, 2005. Non-performing assets increased from $6.8 million at September 30, 2005 to $7.5 million at December 31, 2005. The increase in non-performing assets was due to both a rise in non-performing residential mortgages and an increase in real estate owned. The Company had an additional $1.4 million of loans past due more than 90 days that are being held at the lower of cost or market as loans held for sale, which is part of a $3.0 million delinquent pool of loans held for sale that is expected to close under a definitive agreement during the March 2006 quarter. These loans have been classified as loans held for sale at December 31, 2005 and are not included in non-performing assets. At December 31, 2005, nonperforming loans as a percent of total loans remained unchanged at 0.85% compared to September 30, 2005.

For the quarter, deposits decreased $6.4 million to $489.8 million, excluding deposits that will be transferred in connection with the pending sale of our Kansas City branch. Demand deposit accounts, including money market deposits, increased $10.8 million during the quarter to $151.6 million, with $8.4 million of the increase coming in commercial transaction accounts, which totaled $43.6 million at December 31, 2005. These increases were offset by the managed run-off of $21.5 million of brokered deposits. The increase in net loans receivable and decline in deposits were funded by a $29.0 million increase in Federal Home Loan Bank advances.

Due to the growth in the portfolio, net interest income increased 16.9% to $5.9 million for the quarter ended December 31, 2005 compared to $5.0 million for the same period a year ago. The net interest margin increased 15 basis points to 3.20% for the quarter ended December 31, 2005 from 3.05% for the quarter ended September 30, 2005 due to growth in low cost transaction accounts, a decline in the average balance of loans held for sale and upwards repricing of the loan portfolio. The net interest margin declined from 3.31% for the quarter ended December 31, 2004 to 3.20% for the quarter ended December 31, 2005 due to narrowing interest rate spreads on loans held for sale and overall asset growth outpacing core deposit growth, resulting in higher wholesale funding dependence. Our assets and liabilities remain well-matched, with approximately two-thirds of assets and liabilities set to reprice within one year.

Non–interest income declined 4.5% to $2.2 million for the three months ended December 31, 2005 compared to $2.3 million for the same period in the prior year. The most significant decline was due to a 30.8% decrease in mortgage revenues during the quarter ended December 31, 2005 to $774,000 compared to $1.1 million for the quarter ended December 31, 2004. In the quarter ended December 31, 2005, the Company sold $267.7 million of loans, compared with $209.3 million a year ago. However, compressed revenue margin, caused by rising market interest rates, reduced the profitability of loans sales in the quarter. Offsetting the decline in mortgage revenue, retail banking revenue grew 20.8% to $748,000 for the quarter ended December 31, 2005 compared to the same quarter last year of $619,000 due to changes in customer overdraft policies.

The title and investment brokerage divisions reported mixed results. The title division contributed pre-tax profit of $116,000 on revenue of $199,000 for the three months ended December 31, 2005. The investment division posted a pre-tax loss of $118,000 on revenue of $117,000. Due to the flattening yield curve, many of the division’s regular buyers of bonds are choosing not to invest in bonds until the rate environment improves.

Non-interest expense increased 23.6% to $4.9 million for the quarter ended December 31, 2005 compared to $3.9 million for the same period a year ago. The increase was primarily due to the loss of $407,000 on derivative financial instruments discussed above compared to a gain of $35,000 in last year’s quarter and related increases in legal, accounting and consulting expenses associated with hedge accounting issues. Also contributing to the increase in non-interest expense was greater occupancy, equipment expense and data processing, which rose $172,000 due to continued investment in our infrastructure. Increases in advertising expenses, supplies, service charges, Sarbanes-Oxley compliance and reserves for real estate owned also contributed to the increase in other non-interest expense.

RECENT EVENTS

On November 17, 2005, the Company announced that is was correcting prior accounting errors in its treatment of certain derivatives and would restate its net income for each of the first three quarters for fiscal 2005. For fiscal year 2005, the cumulative correction lowered net income by 6%, or $486,000 net of income taxes.

On December 27, 2005, the Company declared a quarterly cash dividend of $0.08 per share of common stock and also announced the implementation of a dividend reinvestment program (DRIP). The DRIP allows participants to have their quarterly dividends reinvested in additional shares of Pulaski Financial Corp. stock and also provides for cash contributions for the purchase of Pulaski Financial Corp. common stock.

On February 6, 2006, the Company announced the pricing of a public offering of 1,000,000 shares of its common stock at $15.25 per share. The Company expects the issuance and delivery of the shares to occur on February 10, 2006. The Company has granted the underwriters an over-allotment option for an additional 150,000 shares. The shares are being sold in an underwritten offering managed by Keefe, Bruyette & Woods and Howe Barnes Investments, Inc. with Keefe, Bruyette & Woods acting as lead manager.

Management’s Discussion on Core Business Strategy

The Company’s retained loan portfolio, net of allowance for loan losses increased $33.3 million, or 5.3%, to $666.5 million at December 31, 2005 from $633.2 million at September 30, 2005. The Company’s strong commitment to its three core lending products, commercial, home equity lines of credit and residential mortgage loans, resulted in a growth in the average balance of loans of $119.6 million to $661.5 million for the three months ended December 31, 2005 compared to $541.9 million for the three months ended December 31, 2004.

At December 31, 2005, the Company had $97.6 million of brokered deposits, $200.0 million of FHLB advances and $19.6 million of subordinated debt, compared to $118.9 million in brokered deposits, $171.0 million in FHLB advances and $19.6 million of subordinated debt at September 30, 2005.

Commercial real estate and commercial and industrial (“C&I”) loans in the commercial division, increased $21.4 million to $200.7 million at December 31, 2005 compared to $179.3 million at September 30, 2005. The commercial portfolio consists of $111.6 million of commercial real estate, $34.9 million of commercial and industrial, $31.8 million of residential (multi-family and development) and $22.1 million in construction and development. For the quarter ending December 31, 2005, commercial deposits rose $8.2 million and totaled $43.6 million. The Company had substandard commercial assets totaling $711,000 and had an allowance for loan losses of $1.9 million allocated to the commercial portfolio. The Company has no charge-off history with its commercial loan portfolio.

Permanent and construction residential loan balances increased $9.0 million to $298.4 million at December 31, 2005 compared to $289.4 million at September 30, 2005. As a large-volume mortgage lender, the Bank has the opportunity to carefully select loans to retain for portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. At December 31, 2005, the balance of residential non-performing assets was $6.4 million, including $1.3 million of real estate owned by the Bank. In part due to the historically strong collateral of the residential loan portfolio, the Company has absorbed few losses with this product, including just $6,000 during the three months ended December 31, 2005 and $44,000 for the fiscal year ended September 30, 2005. However, in an economic environment that resulted in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Residential mortgage loans originated and sold to investors on a servicing-released basis are the Company’s largest source of non-interest income and are the primary component of mortgage revenue. Mortgage revenue for the quarter ended December 31, 2005 declined $343,000 to $774,000 from $1.1 million for the quarter ended December 31, 2004 on $267.7 million and $209.3 million of sales, respectively. The decline in revenue was due to compressed revenue margin, caused by rising market interest rates, which reduced the profitability of loan sales during the quarter. Warehouse spreads on mortgage loans held for sale also declined during the year as the weighted average yield on the portfolio rose 75 basis points to 5.71% for the quarter ending December 31, 2005 from 4.96% for the quarter ended December 31, 2004, whereas the cost of FHLB borrowings used to fund this portfolio rose 145 basis points from 2.74% for the quarter ended December 31, 2004 to 4.18% for the quarter ended December 31, 2005. The Company funds loans held for sale with overnight and short term advances because the loans are typically sold within 30 days of origination. The average balance of loans held for sale totaled $45.3 million for the quarter ended December 31, 2005.

Home equity lines of credit have historically been the most consistently growing portfolio in the bank. However, higher interest rates and a flattened yield curve have prompted many borrowers to opt for fixed-rate second mortgages. The equity line balances increased $2.2 million to $197.8 million at December 31, 2005 compared to $195.6 million at September 30, 2005. Home equity loans are typically approved for qualified borrowers in conjunction with the first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest rate risk characteristics and attractive yields, providing stability to the Company’s net interest margin. At December 31, 2005, the Bank had $1,053,000 of non-performing home equity loans or 0.53% of the home equity portfolio and had $5,000 charge-offs during the three months ended December 31, 2005.

Total liabilities increased $14.4 million to $756.0 million at December 31, 2005 compared to $741.6 million at September 30, 2005. The Company’s strategic focus on growing core liability products centers on checking account and money market deposit growth. For the three months ended December 31, 2005, transaction accounts, including money market balances increased $10.8 million to a balance of $151.6 million, excluding the deposits that will be transferred in connection with the pending sale of our Kansas City branch. Total deposits declined $6.4 million due primarily to managed run-off of $21.3 million of brokered funds.

The balance of checking accounts increased $7.2 million to $61.3 million at December 31, 2005 from $54.1 million at September 30, 2005. Checking accounts are the lowest cost deposits for the Company and are also the primary source of retail banking revenue. Retail banking revenue increased $129,000 to $748,000 for the quarter ended December 31, 2005 compared to $619,000 for the same period ended December 31, 2004. Retail banking revenue increased 20.8% primarily due to changes in customer overdraft policies, which allows for overdraft privileges at ATMs and point of sales transactions instead of just through negotiable instruments.

The balance of money market accounts increased $3.1 million to $90.3 million at December 31, 2005 from $87.2 million at September 30, 2005. The Company is in its fifth year of pursuing money market accounts as a core product and its third year of successfully marketing the “Big Bertha Money Market Account.” During the current quarter, the Company began offering a premium rate money market to mortgage customers in order to improve the Company’s cross sales efforts on deposits. The money market product carries similar interest rate characteristics as the Company’s home equity and prime adjusting commercial loans and results in an ideal source of funds for the growth of these portfolios. Money market accounts are generally less interest rate sensitive and more stable than CD balances. The Company has stayed disciplined in its pricing and has seen slower growth, but has not experienced significant runoff.

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

	December 31, 2005
	Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable
Mortgage loans	$461,156	$7,309	6.34%
Consumer	3,357	52	6.22%
Home Equity	196,940	3,518	7.15%

Total loans retained	661,453	10,879	6.58%
Loans available for sale	45,278	646	5.71%
Debt securities	8,470	82	3.88%
FHLB stock	9,120	75	3.29%
Mortgage-backed securities	4,697	56	4.80%
Other	4,792	52	4.34%

Total interest-earning assets	733,810	11,790	6.43%
Non-interest-earning assets	51,460

Total assets	$785,270

Interest-bearing liabilities:
Demand deposit	$30,275	$25	0.33%
Savings	31,771	28	0.35%
Money market	92,908	616	2.65%
Time deposits	331,405	2,988	3.61%

Total interest-bearing deposits	486,359	3,657	3.01%
FHLB advances	181,196	1,893	4.18%
Note payable	3,575	55	6.10%
Subordinated debentures	19,589	312	6.38%

Total interest-bearing liabilities	690,719	5,917	3.43%
Non-interest bearing liabilities:
Non-interest bearing deposits	27,727
Other non-interest bearing liabilities	17,453

Total non-interest-bearing liabilities	45,180
Stockholders’ equity	49,371

Total liabilities and stockholders’ equity	$785,270

Net interest income		$5,873

Interest rate spread			3.00%
Net interest margin			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.24%

	December 31, 2004
	Three Months Ended
	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable
Mortgage loans	$372,047	$5,234	5.63%
Consumer	3,357	49	5.84%
Home Equity	166,513	2,179	5.23%

Total loans retained	541,917	7,462	5.51%
Loans available for sale	43,672	542	4.96%
Debt securities	10,114	43	1.72%
FHLB stock	8,119	59	2.89%
Mortgage-backed securities	6,354	77	4.84%
Other	4,660	23	2.34%

Total interest-earning assets	614,836	8,206	5.34%
Non-interest-earning assets	41,628

Total assets	$656,464

Interest-bearing liabilities:
Demand deposit	$33,872	$23	0.27%
Savings	33,332	29	0.35%
Money market	82,447	320	1.55%
Time deposits	258,410	1,550	2.30%

Total interest-bearing deposits	408,061	1,922	1.82%
FHLB advances	159,691	1,092	2.74%
Note payable	3,828	38	4.05%
Subordinated debentures	11,184	131	4.68%

Total interest-bearing liabilities	582,764	3,183	2.14%
Non-interest bearing liabilities:
Non-interest bearing deposits	18,041
Other non-interest bearing liabilities	13,318
Total non-interest-bearing liabilities	31,359

Stockholders’ equity	42,341

Total liabilities and stockholders’ equity	$656,464

Net interest income		$5,023

Interest rate spread			3.20%
Net interest margin			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.50%

ADDITIONAL DISCUSSION ON FINANCIAL CONDITION

Cash and cash equivalents decreased $10.1 million from $25.7 million at September 30, 2005 to $15.6 million at December 31, 2005. The Company restructured one of its correspondent relationships in order to carry lower balances in overnight accounts. Cash balances change daily based upon funds distributed on loan closings, cash receipts from investors on sale of loans and changes in deposits from customers. Typically excess cash inflows are used to retire daily borrowings from the Federal Home Loan Bank.

The balance of Federal Home Loan Bank advances increased $29.0 million during the quarter ended December 31, 2005 and totaled $200.0 million at December 31, 2005. The increase in advances was used to retire $21.3 million of maturing brokered funds and fund additional growth in the loan portfolio.

Balances in due to other banks decreased $2.6 million to $11.1 million at December 31, 2005 compared to $13.6 million at September 30, 2005. Due to other banks is the balance of checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at December 31, 2005 was $49.6 million, an increase of $1.4 million from $48.2 million at September 30, 2005. The increase was primarily attributable to net income for the three months of $1.8 million offset by dividend payments of $676,000. Treasury stock equity trust declined $2.1 million due to the release of 2.7 million shares that became fully vested during the period, which was offset by changes in additional paid in capital. The Company had eight members of its sales staff that had deferred compensation into an equity plan, which vested on October 1, 2005.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased from $6.8 million at September 30, 2005 to $7.5 million at December 31, 2005. The balance of non-accrual loans increased from $166,000 to $1.1 million as several residential loans were placed on non-accrual. Accruing loans greater than 90 days past due decreased from $5.8 million at September 30, 2005 to $5.0 million at December 31, 2005. The allowance for loan losses was $6.9 million at December 31, 2005, or 0.96% of total loans and 112.93% of non-performing loans (non-accrual, accruing past due 90 days or more and troubled debt restructured loans), compared to $6.8 million at September 30, 2005, or 0.97% of total loans and 113.51% of non-performing loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $407,000 for the three-month period ended December 31, 2005 compared to $349,000 for the three-month period ended December 31, 2004. The increase in the provision for loan losses during the quarter was due primarily to the increase in non-performing loans, which is reflective of the growth in residential lending. At December 31, 2005, the Company had entered into an agreement to sell approximately $3.0 million pool of delinquent loans. These loans are classified on the balance sheet as held for sale at lower of cost or market with a $241,000 allowance for loan losses allocated to the pool. Including the adjusted basis, the Company anticipates a small gain on the sale of this pool of loans.

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

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical loan loss experience has been low, totaling only $195,000. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses was due to growth in the loan portfolio as well as loan product diversification. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of our loan loss experience for the periods indicated:

	Three Months Ended December 31,
	2005	2004
	(In thousands, except per share data)
Allowance for loan losses, beginning of period	$6,806	$5,579
Provision for loan losses	407	349
Loans charged-off	(72)	(84)
Recoveries of loans previously charged-off	—	1
Allowance for loan losses allocated to loans held for sale	(241)	—

Allowance for loan losses, end of period	$6,900	$5,845

Ratio of allowance to total loans outstanding	0.96%	0.95%
Ratio of allowance to nonperforming loans	112.93%	119.63%

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

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine the allowance are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience. Any material increase in non-performing loans will adversely affect our financial condition and results of operation.

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2005

Title policy revenues totaled $199,000 and $159,000 for the three months ended December 31, 2005 and 2004, respectively. The Title Company, which operates as a division of Pulaski Bank, contributed $116,000 and $55,000 in pre-tax income for the quarters ended December 31, 2005 and 2004, respectively. The Title Company’s operations consist primarily of selling title policies to the Bank’s residential and commercial customers in connection with the origination of their real estate loans.

Investment division revenues totaled $117,000 and $139,000 for the three months ended December 31, 2005 and 2004, respectively. After expenses, the Investment Division generated a net loss of $118,000 and $19,000 for the quarters ended December 31, 2005 and 2004, respectively. The Investment Division operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads.

Other income increased $107,000 to $351,000 for the three-month period ending December 31, 2005 compared to the three-month period ending December 31, 2004. Other income consists primarily of changes in value of the Bank Owned Life Insurance and fee income from a correspondent bank.

Salaries and employee benefits expense declined $21,000 to $2.0 million for the quarter ended December 31, 2005 compared to $2.1 million for the quarter ended December 31, 2004. The Company fully retired its ESOP loan, which resulted in $341,000 less compensation expense during the quarter compared to previous quarter ended December 31, 2004, and was partially offset by additional compensation expense for stock options under FAS 123R, which totaled $77,000 for the quarter. The Company also had lower bonus accruals during the quarter.

Occupancy, equipment and data processing expenses increased $172,000 to $1.1 million during the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004. The Company had additional expense from fixed assets associated with its new Chesterfield Valley bank location as well as additional costs from the remodeling of its home office.

Professional services increased $142,000 to $339,000 for the quarter ended December 31, 2005 compared to $197,000 for the quarter ended December 31, 2004. Consulting expense increased $67,000 mainly as the result of costs associated with the continued implementation of the requirements of the Sarbanes Oxley Act, legal expense increased $45,000 partly as the result of the implementation of a Dividend Reinvestment Plan and audit and tax expense increased $30,000 partly as a result of additional work performed in conjunction with the Sarbanes Oxley Act.

Loss on derivative instruments increased $443,000 to $407,000 for the quarter ended December 31, 2005 compared to net gain of $35,000 for the quarter ended December 31, 2004 due to changes in market value of the underlying hedge instruments. See Note 5 to the financial statements.

Other expenses increased $131,000 to $786,000 during the three-month period ended December 31, 2005 compared to $655,000 for the quarter ended December 31, 2004. The majority of this increase related to an increase in the costs associated with loan originations.

INCOME TAXES

The provision for income taxes decreased by $199,000 to $983,000 for the three-month period ended December 31, 2005 compared to $1.2 million for the three-month period ended December 31, 2004. The effective tax rates for the three-month periods were 34.7% and 38.5%, respectively. The decrease in the effective tax rate was the result of increased income from bank-owned life insurance, which is nontaxable, and decreased compensation expense related to the employee stock ownership plan, which is not deductible.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Bank had outstanding commitments to originate loans of $68.5 million and commitments to sell loans on a best-efforts basis of $82.4 million. At the same date, certificates of deposit that are scheduled to mature in one year or less totaled $177.8 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds for the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At December 31, 2005, the Bank had approximately $81.1 million in additional borrowing authority under the above-mentioned arrangement, after $200.0 million had been borrowed in advances from the FHLB. The Company also maintains a $12 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of the loans being sold into the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $250.2 million in cash during the quarter ended December 31, 2005 and provided proceeds of cash of $268.3 million from loan sales. Also, the Company realized $592,000 of gains on sale of loans.

The primary use of cash from investing activities is also from loans that are originated for the portfolio. During the quarter ended December 31, 2005, the Company had a net increase in loans of $35.4 million compared to an increase of $47.4 million for the quarter ended December 31, 2004. See the Overview discussion above for a discussion on the growth of the retained loan portfolio.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from FHLB advances which increased by $29.0 million, partially offset by a $7.3 million decrease in deposit balances during the quarter ended December 31, 2005.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2005:

	December 31, 2005 (In thousands)
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
Three months or less	$72,730	$120,000	$—	$11,073	$—
Over three months through six months	62,997	10,000	—	—	—
Over six months through twelve months	42,094	5,000	—	—	—
Over twelve months	147,018	65,000	3,575	—	19,589

Total	$324,839	$200,000	$3,575	$11,073	$19,589

In addition to our owned banking facilities, the Company has entered into long-term leasing arrangements to support ongoing activities. The required payments under such commitments and other obligations at December 31, 2005 are as follows:

December 31, 2005
Operating Leases
Less than one year	$286,731
Over 1 year but less than 5 years	412,738
Over 5 years	—

Total	$699,469

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

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at December 31, 2005.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Tangible capital (to total assets)	$69,790	8.69%	$12,040	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	76,532	11.60%	52,791	8.00%	$65,989	10.00%
Tier I risk-based capital (to risk-weighted assets)	69,790	10.52%	32,995	5.00%	39,594	6.00%
Tier I total capital (to total assets)	69,790	8.69%	32,107	4.00%	40,134	5.00%

As of September 30, 2005
Tangible capital (to total assets)	$67,663	8.60%	$11,796	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	74,280	10.85%	54,751	8.00%	$68,439	10.00%
Tier I risk-based capital (to risk-weighted assets)	67,663	9.89%	34,219	5.00%	41,063	6.00%
Tier I total capital (to total assets)	67,663	8.60%	31,455	4.00%	39,319	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2005 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The Company employs derivative financial instruments to assist in its management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

The Company utilizes derivative financial instruments to assist in its management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At December 31, 2005, the Company had issued $73.8 million of unexpired interest rate lock commitments to mortgage loan customers compared to $147.1 million of unexpired commitments at September 30, 2005.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgaged-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $4.0 million in notional value at December 31, 2005 and $15.0 million at September 30, 2005. At December 31, 2005, this hedge was matched against $7.2 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $11.5 million of interest rate lock commitments at September 30, 2005.

The carrying value of the interest rate lock commitments included in the consolidated balance sheets was $12,070 and $83,800 at December 31, 2005 and September 30, 2005, respectively. The carrying value of the forward sales commitments included in the consolidated balance sheets was $47,685 and $104,250 at December 31, 2005 and September 30, 2005, respectively.

The Company entered into interest rate swap agreements related to hedge a number of its brokered certificates of deposit in order to convert the fixed rates on the brokered CDs into variable LIBOR rates. The effect of the swap agreement is that the counterparty pays the fixed rate to the Company while the Company pays the LIBOR rate to the counterparty. The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of December 31, 2005 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value
10/20/2008	$10,000,000	4.12%	4.30%	$(156,327)
11/19/2009	10,000,000	4.14%	3.00%	(265,759)
11/23/2009	10,000,000	4.13%	3.00%	(248,382)
11/26/2010	10,000,000	4.18%	4.13%	(382,719)
11/26/2010	5,000,000	4.17%	4.13%	(189,555)
11/26/2010	5,000,000	4.16%	4.13%	(187,756)
1/24/2010	10,000,000	4.13%	3.00%	(99,109)
1/28/2011	10,000,000	4.16%	4.30%	(330,043)
2/25/2011	5,000,000	4.15%	4.80%	(93,130)
9/14/2012	5,000,000	4.08%	4.25%	(109,122)

Total	$80,000,000			$(2,061,902)

CONTROLS AND PROCEDURES

Pulaski Financial maintains “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed in the reports that Pulaski Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Pulaski Financial’s management including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2005, Pulaski Financials’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of September 30, 2005, and concluded that, because of the existence of a material weakness in Pulaski Financial’s internal control over financial reporting as of such date (as discussed in management’s report on internal control over financial reporting in its annual report on Form 10-K, Pulaski Financial’s disclosure controls and procedures were not effective as of such date. To remedy the internal control deficiencies over financial reporting relating to the accounting for certain derivative instruments, Pulaski Financial is in the process of establishing procedures to provide sufficient testing and verification that any new hedging instruments meet the criteria for hedge accounting. As of December 31, 2005, such procedures have not been finalized, and as such, a material weakness in internal controls over financial reporting still existed at December 31, 2005. However, management expects that such procedures will be finalized for periods subsequent to December 31, 2005.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee, or AcSEC, issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to problem loans that have been acquired, either individually in a portfolio, or in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan’s life. SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this statement clarifies that a buyer cannot carry over the seller’s allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. The implementation of SOP 03-3 on October 1, 2005, did not have a material effect on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which as employee is required to provide service in exchange for the award (usually the vesting period). This Statement was effective for the Company beginning on October 1, 2005. The implementation of SFAS No.123R did not have a material effect on the Company’s financial condition or results of operations. See Note 4 to the financial statements.

In May 2005, the FASB issued SFAS No. 154 -Accounting Changes and Error Corrections. SFAS No. 154, a replacement of APB Opinion No. 20- Accounting Changes and FASB Statement No. 3—Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We have evaluated the requirements of SFAS No.154 and do not expect it to have a material effect on our financial condition or results of operations.

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

Item 1A.	Risk Factors:

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2005 through October 31, 2005	—	$—	—	25,789
November 1, 2005 through November 30, 2005	—	$—	—	25,789
December 1, 2005 through December 31, 2005	296	$17.91	296	25,493
Total	296	$17.91	296

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003, the Company declared a two-for-one split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, Pulaski Financial issued a three-for-two stock split, increasing the shares authorized under this program to 420,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.	Other Information: Not applicable

Item 6.	Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

***	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.

****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: February 8, 2006	/s/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: February 8, 2006	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer