Form 10-Q
period 2006-03-31
PULASKI FINANCIAL CORP
filed 2006-05-09
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
Common Stock, par value $.01 per share	9,883,096 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2006

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005

	March 31, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$18,307,644	$16,558,213
Federal funds sold and overnight deposit	20,763,894	9,130,273

Total cash and cash equivalents	39,071,538	25,688,486
Interest-bearing time deposits in other banks	2,079,000	—
Equity securities available for sale, at fair value	4,428,107	4,251,844
Debt securities available for sale, at fair value	7,297,325	—
Debt securities held to maturity, at amortized cost (fair value, $10,321,913 and $5,992,136 at March 31, 2006 and September 30, 2005, respectively)	10,412,035	5,976,550
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $570,885 and $699,453 at March 31, 2006 and September 30, 2005, respectively)	536,077	650,321
Mortgage-backed securities available for sale, at fair value	4,408,156	4,182,371
Capital stock of Federal Home Loan Bank - at cost	7,774,600	8,462,400
Loans receivable held for sale, at lower of cost or market	53,638,978	64,334,775
Loans receivable, net of allowance for loan losses of $7,396,499 and $6,805,958 at March 31, 2006 and September 30, 2005, respectively	715,776,111	633,195,325
Real estate acquired in settlement of loans, net of allowance for losses of $121,265 and $64,833 at March 31, 2006 and September 30, 2005, respectively	1,086,863	754,196
Premises and equipment - net	17,363,878	13,659,637
Assets held for sale	—	1,017,347
Accrued interest receivable	4,948,392	4,272,078
Bank owned life insurance	22,950,579	15,646,949
Goodwill	3,758,542	—
Other assets	11,829,938	7,768,959

TOTAL ASSETS	$907,360,119	$789,861,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$629,847,918	$496,171,066
Deposit liabilities held for sale	—	25,375,086
Advances from Federal Home Loan Bank	153,500,000	171,000,000
Note payable	3,490,000	3,575,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,338,683	2,739,693
Accrued interest payable	1,486,113	1,028,021
Due to other banks	16,950,160	13,635,612
Other liabilities	9,071,207	8,501,296

Total liabilities	835,273,081	741,614,774

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,284,772 and 11,918,619 shares issued at March 31, 2006 and September 30, 2005, respectively	132,848	119,187
Treasury stock - at cost (3,404,405 and 3,479,455 shares at March 31, 2006 and September 30, 2005, respectively)	(16,159,535)	(17,229,150)
Treasury stock - equity trust - at cost (255,053 and 429,321 shares at March 31, 2006 and September 30, 2005, respectively)	(1,775,221)	(3,896,503)
Additional paid-in capital	48,544,444	31,287,248
Unearned restricted shares	—	(81,350)
Accumulated other comprehensive loss	(36,734)	(23,129)
Retained earnings	41,381,236	38,070,161

Total stockholders’ equity	72,087,038	48,246,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$907,360,119	$789,861,238

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
INTEREST INCOME:
Loans receivable	$11,814,452	$8,538,730	$23,338,960	$16,543,059
Debt and equity securities	154,910	56,087	237,089	99,609
Mortgage-backed securities	57,568	70,759	132,522	147,593
Capital stock of the Federal Home Loan Bank	52,811	63,112	109,199	121,754
Other	61,101	32,246	113,061	59,533

Total interest income	12,140,842	8,760,934	23,930,831	16,971,548

INTEREST EXPENSE:
Deposits	4,603,849	2,134,633	8,278,206	4,057,208
Advances from Federal Home Loan Bank	1,501,438	1,150,714	3,394,623	2,242,840
Subordinated debentures	336,947	236,493	649,157	367,249
Note payable	57,432	41,731	111,951	80,488

Total interest expense	6,499,666	3,563,571	12,433,937	6,747,785

NET INTEREST INCOME	5,641,176	5,197,363	11,496,894	10,223,763
PROVISION FOR LOAN LOSSES	452,750	117,513	859,371	466,727

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,188,426	5,079,850	10,637,523	9,757,036

NON-INTEREST INCOME:
Retail banking fees	684,608	566,241	1,432,359	1,185,405
Mortgage revenues	584,595	1,065,581	1,379,907	2,154,119
Gain on loan pool sales	127,742	197,167	127,742	226,110
Title policy revenues	174,139	199,881	372,423	358,624
Investment brokerage revenues	149,920	259,345	267,202	398,145
Gain on sale of securities	56,163	—	56,163	—
Gain on sale of branch	2,473,853	—	2,473,853	—
Other	401,861	291,365	783,290	598,094

Total non-interest income	4,652,881	2,579,580	6,892,939	4,920,497

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,463,839	2,481,057	4,511,373	4,549,369
Occupancy, equipment and data processing expense	1,226,814	1,020,729	2,335,051	1,957,136
Advertising	276,195	236,017	465,294	359,687
Professional services	325,063	250,440	663,862	447,377
Loss on derivative financial instruments	72,855	637,935	480,246	470,249
Charitable donations	288,290	11,926	308,540	52,856
Other	721,242	523,056	1,468,520	1,268,140

Total non-interest expense	5,374,298	5,161,160	10,232,886	9,104,814

INCOME BEFORE INCOME TAXES	4,467,009	2,498,270	7,297,576	5,572,719
INCOME TAXES	1,571,625	915,324	2,555,111	2,097,882

NET INCOME	$2,895,384	$1,582,946	$4,742,465	$3,474,837

OTHER COMPREHENSIVE LOSS	(36,734)	(28,345)	(13,605)	(47,153)

COMPREHENSIVE INCOME	$2,858,650	$1,554,601	$4,728,860	$3,427,684

Per share amounts:

Basic earnings per share	$0.33	$0.20	$0.55	$0.44

Basic weighted average common shares outstanding	8,881,437	7,933,545	8,581,976	7,879,247
Diluted earnings per share	$0.30	$0.18	$0.52	$0.40

Diluted weighted average common shares outstanding	9,508,138	8,813,865	9,193,533	8,774,484

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unearned Restricted Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance September 30, 2005	$119,187	$(21,125,653)	$31,287,248	$(81,350)	$(23,129)	$38,070,161	$48,246,464

Comprehensive income:
Net income	—	—	—	—	—	4,742,465	4,742,465

Unrealized loss on investment securities, net of tax	—	—	—	—	(13,605)	—	(13,605)

Common stock offering (1,150,000 shares)	11,500	—	16,127,730	—	—		16,139,230

Dividends ($0.08 per share)	—	—	—	—	—	(1,431,390)	(1,431,390)

Stock options exercised	—	278,825	128,739	—	—	—	407,564

Non-cash compensation expense for stock option grants	—	—	134,332	—	—	—	134,332

Stock issued under dividend reinvestment plan	54	19,966	68,935	—	—	—	88,955

Stock issued for acquisition (210,732 shares)	2,107	776,126	2,913,792	—	—	—	3,692,025

Stock repurchases	—	(5,301)	—	—	—	—	(5,301)

Equity trust shares purchased	—	(602,817)	602,817	—	—	—	—

Release of equity trust shares	—	2,724,098	(2,724,098)	—	—	—	—

Tax benefit for non-qualified stock options and restricted share awards	—	—	67,791	—	—	—	67,791

Amortization of restricted shares	—	—	18,508	—	—	—	18,508

Reclassification of unearned restricted share awards under SFAS No. 123R	—	—	(81,350)	81,350	—	—	—

Balance March 31, 2006	$132,848	$(17,934,756)	$48,544,444	$—	$(36,734)	$41,381,236	$72,087,038

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2006 (UNAUDITED) AND MARCH 31, 2005 (UNAUDITED)

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,742,465	$3,474,837
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	631,444	599,445
Net deferred fees	1,239,495	1,140,697
Restricted stock awards	18,508	60,206
Noncash compensation expense for stock option grants	134,332	329
ESOP shares committed to be released	—	497,991
Provision for loan losses	859,371	466,727
Provision for losses on real estate acquired in settlement of loans	109,612	69,791
Losses on sale of real estate acquired in settlement of loans	72,909	32,271
Originations of loans receivable for sale to correspondent lenders	(488,064,204)	(411,752,215)
Proceeds from sales of loans to correspondent lenders	499,895,509	408,825,954
Gain on sales of loans-held for sale	(1,135,509)	(1,893,524)
Gain on sales of retained loans	—	(226,110)
Gain on sales of securities	(56,163)	—
Gain on sale of branch, net of expenses	(2,473,853)	—
Increase in cash value of bank-owned life insurance	(351,985)	(261,006)
Loss on derivative instruments	480,246	470,249
Increase (decrease) in accrued expenses	(552,221)	27,632
Changes in other assets and liabilities	(639,286)	(1,480,375)

Net adjustments	10,168,205	(3,421,938)

Net cash provided by operating activities	14,910,670	52,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Prceeds from sale of equity securities	471,465	—
Proceeds from maturities of debt securities-AFS	—	9,250,000
Proceeds from maturities of debt securities-HTM	23,500,000	—
Proceeds from redemption of FHLB stock	7,043,900	3,577,000
Purchase of bank-owned life insurance	(6,500,000)	(3,500,000)
Purchases of Federal Home Loan Bank stock	(6,242,700)	(3,755,000)
Purchases of debt securities-AFS	(544,165)	(347,898)
Purchases of debt securities-HTM	(27,785,731)	(3,990,120)
Principal payments received on mortgage-backed securities	597,196	837,493
Proceeds from sales of retained loans	—	9,353,577
Net increase in loans	(74,449,524)	(66,660,597)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,072,115	1,141,100
Proceeds from disposal of equipment	10,731	—
Purchases of premises and equipment	(2,711,612)	(1,973,333)
Cash received from acquired entities, net of cash & cash equivalents paid	15,733,736	—
Net cash paid on sale of branch	(19,448,123)	—

Net cash used in investing activities	(89,252,712)	(56,067,778)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

ENDED MARCH 31, 2006 (UNAUDITED) AND MARCH 31, 2005 (UNAUDITED)

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net	89,927,227	87,974,491
Proceeds from Federal Home Loan Bank advances, net	(17,500,000)	(33,500,000)
Repayment on note payable	(85,000)	(170,000)
Proceeds from issuance of subordinated debentures	—	10,310,000
Net increase in due to other banks	3,314,548	3,375,364
Cash paid to trustees for purchase of equity trust shares	(1,539,463)	—
Net decrease in advance payments by borrowers for taxes and insurance	(1,591,275)	(1,191,829)
Proceeds from common stock offering	16,139,230	—
Proceeds from stock issued under dividend reinvestment plan	88,955	—
Proceeds from stock options exercised	407,564	738,025
Dividends paid on common stock	(1,431,390)	(995,554)
Stock repurchases	(5,301)	(184,365)

Net cash provided by financing activities	87,725,095	66,356,132

NET INCREASE IN CASH AND CASH EQUIVALENTS	$13,383,052	$10,341,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,688,486	20,296,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,071,538	$30,637,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$7,912,930	$3,721,769
Interest on advances from FHLB	3,394,623	2,242,840
Interest on subordinated debentures	649,157	367,249
Interest on notes payable	111,951	80,489
Cash paid during year for interest	$12,068,661	$6,412,347

Income taxes, net	3,517,000	2,648,183

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans receivable	1,587,302	595,795

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2006 and September 30, 2005 and its results of operations for the three- and six-month periods ended March 31, 2006 and 2005. The results of operations for the three- and six-month periods ended March 31, 2006, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2005 contained in the Company’s 2005 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

2	RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the Company entered into certain interest rate swap agreements to hedge the interest rate risk inherent in certain of its brokered certificates of deposit. These hedging relationships did not meet the criteria for the “short-cut” method of fair value hedge accounting in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Because the Company did not qualify for the “short-cut” method of hedge accounting on these swap agreements, the amounts previously recorded as an adjustment to the carrying value of hedged item, brokered certificates of deposits, were recognized as losses on derivative financial instruments in the consolidated statements of income and comprehensive income for the year ended September 30, 2005.

In addition, the net cash settlements under the interest rate swaps that were originally reported in interest expense have been reclassified to loss on derivative instruments. Finally, the broker placement fees on the certificates of deposit have been recorded as an asset and are being amortized on a straight-line basis to the maturity of the certificates of deposit. This restatement had no effect on net cash used in operating activities for the three and six months ended March 31, 2005.

The Company has restated its consolidated financial statements to reflect these changes for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005.

The Company has also restated basic earnings per share for three and six months ended March 31, 2005 to reflect unvested equity trust shares in treasury stock as not outstanding for the calculation of basic earnings per share.

The Condensed Consolidated Financial Statements included in this Form 10-Q include the effect of the adjustments required to correct these errors, as summarized below.

	Three Months Ended March 31, 2005
	As Previously Reported	Change	As Restated
Interest expense on deposits	$1,957,908	$176,725	$2,134,633
Total interest expense	3,386,846	176,725	3,563,571
Net interest income	5,368,341	(170,978)	5,197,363
Net interest income after provision for loan losses	5,250,828	(170,978)	5,079,850
Loss on derivative instruments	—	637,935	637,935
Total non-interest expense	4,663,864	497,296	5,161,160
Income before income taxes	3,172,290	(674,020)	2,498,270
Income taxes	1,165,049	(249,725)	915,324
Net income	2,007,241	(424,295)	1,582,946
Earnings per share-basic	0.24	(0.04)	0.20
Earnings per share-diluted	0.23	(0.05)	0.18
Weighted average shares oustanding-basic	8,333,745	(400,200)	7,933,545

	Six Months Ended March 31, 2005
	As Previously Reported	Change	As Restated
Interest expense on deposits	$3,815,907	$241,301	$4,057,208
Total interest expense	6,506,484	241,301	6,747,785
Net interest income	10,454,738	(230,975)	10,223,763
Net interest income after provision for loan losses	9,988,011	(230,975)	9,757,036
Loss on derivative instruments	—	470,249	470,249
Total non-interest expense	8,643,775	461,039	9,104,814
Income before income taxes	6,275,059	(702,340)	5,572,719
Income taxes	2,358,100	(260,218)	2,097,882
Net income	3,916,959	(442,122)	3,474,837
Earnings per share-basic	0.47	(0.03)	0.44
Earnings per share-diluted	0.45	(0.05)	0.40
Weighted average shares oustanding-basic	8,265,867	(386,620)	7,879,247

3.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	8,881,437	7,933,545	8,581,976	7,879,247
Treasury stock-equity trust	222,676	400,200	193,508	387,600
Employee stock options and awards	404,025	480,120	418,049	507,637

Weighted average shares outstanding - diluted	9,508,138	8,813,865	9,193,533	8,774,484

Net income per share-basic	$0.33	$0.20	$0.55	$0.44
Net income per share-diluted	$0.30	$0.18	$0.52	$0.40

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

The following options to purchase shares during the three- and six-month periods ended March 31, 2006 and 2005 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods through 2015 and 2014, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Number of option shares	24,328	9,174	18,486	8,196
Equivalent anti-dilutive shares	31,141	11,649	23,610	11,136

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Stock option awards are granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years. The exercise period for all stock options may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of three to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans.).

Prior to fiscal 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS No. 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three and six months ended March 31, 2005:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
	(In thousands, except per share data)
Net income:
As reported	$1,582,946	$3,474,837
Add: total employee stock-based compensation expense included in reported net income, net of tax effect	109,080	351,664
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards, net of tax effect	(148,986)	(430,836)

Pro forma net income	$1,543,040	$3,395,665

Basic earnings per share:
As reported	$0.20	$0.44
Pro forma	0.19	0.42
Diluted earnings per share:
As reported	0.18	0.40
Pro forma	0.17	0.39

A summary of the Company’s stock option programs as of March 31, 2006 and changes during the six-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at October 1, 2005	862,217	$6.87
Granted	47,000	16.76
Exercised	(75,706)	5.38
Expired	—	—
Forfeited	(11,325)	12.70

Outstanding at March 31, 2006	822,186	7.49	$7.4	6.4 years

Exercisable at March 31, 2006	543,756	5.33	$6.1	5.5 years

The total intrinsic value of stock options exercised during the six months ended March 31, 2006 and 2005 was $891,000 and $1.5 million, respectively. The weighted average grant-date fair value of options granted during the six months ended March 31, 2006 was $4.87. As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $788,000 and the related weighted average period over which it is expected to be recognized is 3.5 years. Excess tax benefits associated with share based payments totaled $68,000 for the six months ended March 31, 2006.

The fair value of stock options granted in the six-month periods ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended March 31,
	2006	2005
Risk free interest rate	4.40%	3.65%
Expected volatility	27.93%	25.61%
Expected life in years	6.0	5.0
Dividend yield	1.82%	1.91%

5.	BUSINESS COMBINATION

On March 31, 2006, the Company acquired 100% of the outstanding common stock of CWE Bancorp, Inc., the holding company of Central West End Bank (“CWE”), St. Louis, Missouri. The assets and liabilities of CWE Bancorp are reflected in the Company’s balance sheet as of March 31, 2006. However, because the transaction closed at the end of the quarter, the Company’s results of operations do not reflect the operations of CWE Bancorp for the current quarter or periods prior to March 31, 2006.

The aggregate purchase price was $7.3 million, including $3.6 million of cash and 210,732 shares of common stock valued at $3.7 million. The value of the 210,732 common shares issued was determined based on the average market price of the Company’s stock over the five-day period beginning two days prior to the public announcement of the acquisition. In addition to the $7.3 million, the Company paid $341,000 of cash to certain former employees and directors of CWE Bancorp in exchange for all of their outstanding options to purchase CWE Bancorp common stock. The Company recorded goodwill of $3.8 million and a core deposit intangible of $708,000. The core deposit intangible will be amortized over its useful life, which is estimated to be seven years.

CWE had two branch locations with approximately $12 million in loans and $41 million in deposits. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, March 31, 2006. The Company is in the process of obtaining valuations on certain assets; thus, the allocation of the purchase price is subject to refinement.

(In thousands)
Cash and cash equivalents	$19,659
Interest-bearing time deposits	2,079
Investment and mortgage-backed securities, available for sale	8,077
Loans receivable	11,966
Premises and equipment	1,630
Goodwill	3,759
Core deposit intangible	708
Other assets	2,456

Total assets acquired	50,334

Deposits	41,370
Other liabilities	1,347

Total liabilities assumed	42,717

Net assets acquired	$7,617

The following table summarizes deposits purchased in the acquisition.

	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Noninterest-bearing checking	$3,529	0.00%
Interest-bearing checking	10,691	0.36%
Money market	7,133	1.56%
Passbook savings	4,407	0.74%

Total demand deposit accounts	25,760	0.71%
Certificates of deposit	15,610	4.75%

Total deposits	$41,370	2.23%

6.	BRANCH SALE

The Bank sold its Kansas City branch to an unrelated financial institution on February 17, 2006 resulting in a gain on sale of $2.5 million. The following table summarizes the assets sold and liabilities transferred. The weighted average cost of deposits transferred was 2.59%.

(In thousands)
Liabilities transferred:
Savings and demand deposits	$5,961
Certificates of deposit	17,034
Accrued interest payable	59

Total liabilities transferred	23,054
Less:
Cash on hand	(97)
Premises and equipment sold	(569)

Net liabilities transferred	$22,388

7.	LOANS RECEIVABLE

Loans receivable at March 31, 2006 and September 30, 2005 are summarized as follows:

	March 31, 2006	September 30, 2005
Real estate mortgage:
One to four family residential	$287,323,595	$255,729,099
Multi-family residential	15,838,789	13,994,329
Commercial real estate	126,703,805	104,700,624
Real estate construction and development:
Residential	29,550,969	33,651,527
Multi-family	5,790,621	1,789,997
Commercial	13,671,525	9,580,258
Commercial and industrial	41,381,690	26,305,952
Equity lines	201,703,427	195,646,918
Consumer and installment	3,799,676	3,514,166

	725,764,097	644,912,870
Add (less):
Deferred loan costs	4,146,817	3,931,366
Loans-in-process	(6,738,304)	(8,842,953)
Allowance for loan losses	(7,396,499)	(6,805,958)

Total	$715,776,111	$633,195,325

Weighted average rate at end of period	7.12%	6.59%

8.	DEPOSITS

Deposits at March 31, 2006 and September 30, 2005 are summarized as follows:

	March 31, 2006		September 30, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$35,049,606	—	$29,192,436	—
Interest-bearing checking	60,295,645	1.56%	28,993,549	0.16%
Passbook savings accounts	33,997,534	0.41%	30,230,199	0.35%
Money market	98,536,960	2.91%	82,638,233	2.34%

Total transaction accounts	227,879,745	1.73%	171,054,417	1.22%

Certificates of deposit:
Less than $100,000	210,802,254	4.07%	162,797,896	3.11%
$100,000 and greater	191,165,919	4.03%	162,318,753	3.53%

Total certificates of deposit	401,968,173	4.05%	325,116,649	3.32%

Total	$629,847,918	3.21%	$496,171,066	2.60%

9.	RECLASSIFICATIONS

Certain reclassifications have been made to 2005 amounts to conform to the 2006 presentation.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; changes in accounting principles and guidelines; competition, demand for loan products; deposit flows; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission, including those in Item 1.A. Risk Factors in the Company’s Form 10-K for the year ended September 30, 2005.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

RECENT ANNOUNCEMENTS

On February 10, 2006, the Company completed a secondary common stock offering, issuing 1,150,000 shares and raising $16.1 million, net of expenses, to be used for future growth and operating capital for the Bank.

On February 14, 2006, the Company announced the addition of four senior residential lenders to the Bank’s St. Louis mortgage team.

On February 21, 2006, the Company announced plans for Pulaski Bank and Prudential Select Properties to establish a joint venture mortgage company that will do business as “Preferred Home Lending.”

On February 27, 2006, the Company announced the sale of the Kansas City branch office located at 8442 Wornall Road to UMB Bank, N.A. The sale resulted in a pre-tax gain of approximately $2.5 million on the sale of $23 million of deposits and $700,000 of assets.

On March 6, 2006, the Company announced the retirement of Director and Audit Committee Chairman Robert A. Ebel, who resigned from the board due to health reasons.

On March 10, 2006, the Company announced that, on March 7, 2006, it received a letter from NASDAQ indicating it was out of compliance with NASDAQ’s Marketplace Rule 4350. As a result of the retirement of Audit Committee Chairman Robert A. Ebel, the audit committee was not comprised of at least three independent directors as required by the Marketplace Rule. The Company subsequently regained compliance with the appointment of Audit Committee Chairman Michael R. Hogan on March 16, 2006.

On March 16, 2006, the Company announced the appointment of three new Directors including a new Audit Committee Chairman, Michael R. Hogan. Mr. Hogan currently serves as the Chief Administrative Officer and Chief Financial Officer of St. Louis-based Sigma-Aldrich Corporation, a major chemical producer. Also joining the board were Director Steven C. Roberts and Director Stanley J. Bradshaw.

On March 30, 2006, the Company announced the hiring of W. Thomas Reeves as President of Pulaski Bank. Mr. Reeves is charged with the responsibility of market development for the Bank. Mr. Reeves served as the Chief Lending Officer and Senior Vice President at the former Mercantile Bank of St. Louis from 1997 to 1999 and Chief Lending Officer of the Former Mark Twain Bancshares from 1980 to 1997. From 1999 until his hire by the Bank, Mr. Reeves served as Executive Director of Downtown Now!, a not-for-profit organization dedicated to generating investment in, and development of, the downtown St. Louis area.

On April 3, 2006, the Company announced the acquisition of CWE Bancorp, Inc., and its wholly-owned subsidiary, Central West End Bank, effective March 31, 2006. The Company issued 210,732 shares of common stock and paid $3.6 million in cash for all of the outstanding shares of CWE Bancorp. CWE had two branch locations in the central west end area of St. Louis with approximately $12 million in loans and $41 million in deposits.

OVERVIEW

Pulaski Financial Corp., with total assets of $907.4 million at March 31, 2006, is the holding company for Pulaski Bank, a growth-oriented financial institution. The Bank’s 84-year history as a thrift institution serving retail and commercial customers has created years of customer loyalty that the current generation of management is leveraging to attempt to become the bank of choice in the metropolitan St. Louis community. The Company’s business strategy is to focus on the growth and efficiency of five core banking products, which include two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Bank’s operating income and are the focus of the Company’s balance sheet growth. Driving these relationships are more than 60 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which include nine branch locations and two loan production offices. Total assets grew approximately 15% to $907.4 million at March 31, 2006 from $789.9 million at September 30, 2005, including 13% growth in the retained loan portfolio funded in large part by a 27% increase in deposits.

Net Income

For the three months ended March 31, 2006, net income was $2.9 million, or $0.30 per diluted share, compared to $1.6 million, or $0.18 per diluted share, for the three months ended March 31, 2005. Net income for the period ended March 31, 2006 included a $2.5 million pre-tax gain on the sale of a $23 million deposit branch located in Kansas City. For the six months ended March 31, 2006, net income rose 37% to $4.7 million, or $0.52 per diluted share, from $3.5 million, or $0.40 diluted share, for the six months ended March 31, 2005. Annualized return on average assets was 1.43% for the current quarter compared to 0.94% for the three months ended March 31, 2005. Return on average equity was 18.99% compared to 14.23%, and the efficiency ratio was 52% (or 69% excluding the gain on sale of the branch) compared to 66% for the three months ended March 31, 2006 and 2005, respectively.

The Company’s second quarter operating results have been negatively impacted by a highly competitive mortgage-lending environment, which has resulted in narrower gross margins on loan sales and poor efficiency in mortgage lending costs. The narrower gross margins and poor cost efficiencies were reflected in the 45% decline in mortgage revenue, totaling $585,000 for the quarter ended March 31, 2006 compared to $1.1 million for the same period a year ago. In response to the poor trends, management took several actions by quarter end to adjust loan officers’ incentives, increase underwriting fees (which were low compared to industry standards) and reduce fixed overhead costs. Assuming improved seasonal trends, the coming quarters are expected to yield significantly better mortgage trends.

Business Combination

A significant highlight for the March quarter included the completion of the acquisition of Central West End Bank as of the close of business on March 31, 2006. The acquisition added two strategic branch locations in a desirable area between Clayton and downtown St. Louis, and approximately 4,000 customers, over $41 million of deposits and approximately $12 million in loans. A full integration of CWE’s systems is scheduled for mid-May, whereupon the Bank will be able to offer its new customers Pulaski’s complete range of loan and deposit products. The Company anticipates the acquisition will be immediately accretive to earnings, with approximately 25% cost savings.

Core Product Growth

Core deposits grew significantly during the six-month period due primarily to continued commercial and municipal deposit growth and the acquisition of CWE. During the six months ended March 31, 2006, checking account balances increased $37.2 million to $95.3 million, money market accounts increased $15.9 million to $98.5 million, and passbook savings accounts increased $3.8 million to $34.0 million, bringing total core transaction accounts to $227.9 million at March 31, 2006 from $171.1 million at September 30, 2005. The acquisition of CWE added $14.2 million of checking accounts, $7.1 million of money market accounts and $4.4 million of passbook savings accounts. The retained loan portfolio expanded 13%, or $82.6 million, from $633.2 million at September 30, 2005 to $715.8 million at March 31, 2006, including $12.0 million in loans acquired from CWE.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the quarter ended March 31, 2006 increased 9% to $5.6 million compared to $5.2 million for the comparable quarter last year. The increase was due primarily to growth in the Bank’s interest-earning assets partially offset by tightening in the Bank’s net interest margin. The yields on interest-earning assets and the cost of interest-bearing liabilities have been rising as the result of actions taken by the Federal Reserve’s Open Market Committee (“FOMC”), which raised the Federal funds rate 25 basis points at 45-day intervals following its last 15 meetings. The Bank’s assets and liabilities are very sensitive to changes in interest rates, with two-thirds of the balance sheet repricing within one year. This interest-rate risk profile is expected to protect the Bank from long-term changes in interest rates. However, the overall timing of the Bank’s assets repricing within the one-year timeframe generally lag the timing of liability repricing, resulting in temporary compressions of the net interest margin in times of rapidly rising interest rates. The Bank’s net interest margin has declined from 3.31% for the quarter ended March 31, 2005 to 3.00% for the quarter ended March 31, 2006. The decline in the margin was exaggerated in the current quarter due to the timing of the sale of $23 million of low-cost deposits from the Kansas City branch in mid-February that were temporarily replaced by higher-cost, short-term brokered deposits. For the six-month periods, the Bank’s net interest margin declined from 3.29% in 2005 to 3.09% in 2006.

Total interest income during the quarter ended March 31, 2006 increased $3.4 million, or 39%, to $12.1 million compared to $8.8 million for the quarter ended March 31, 2005. For the six months ending March 31, 2006, interest income rose 41% to $23.9 million from $17.0 million for the six months ended March 31, 2005. The rise in interest income for the three- and six-month periods was due to robust growth in the average balance of the loan portfolio and increased yields resulting from loans repricing in the rising interest rate environment. The average balance of retained loans rose $118.5 million to $687.4 million for the quarter ended March 31, 2006 compared to $568.9 million for the quarter ended March 31, 2005. The average yield on the retained loan portfolio rose 94 basis points to 6.61% from 5.67% in the comparable quarter last year. For the six months ended March 31, 2006, the average balance of retained loans rose $119.0 million to $674.3 million and the average yield increased 101 basis points to 6.60%. The growth in loan balances consists primarily of growth in commercial and residential real estate loans (see Management’s Discussion of Core Business Strategy).

Partially offsetting growth in interest income was a rise in interest expense. Total interest expense increased $2.9 million, or 82% to $6.5 million for the second quarter of 2006 compared to $3.6 million for the same period a year ago. For the six months ended March 31, 2006, interest expense rose 84% to $12.4 million from $6.7 million in last year’s period. The rise in interest expense for the three- and six-month periods was due primarily to market-driven changes in the cost of funds, which increased 130 basis points from 2.37% for the quarter ended March 31, 2005 to 3.67% for the quarter ended March 31, 2006, and increased 128 basis points from 2.28% for the six months ended March 31, 2005 to 3.56% for the six months ended March 31, 2006.

Nonperforming Assets

Non-performing assets increased from $6.8 million at September 30, 2005 to $9.7 million at March 31, 2006, due to a rise in non-performing residential mortgages and commercial real estate loans. While non-performing assets rose, the assets were well collateralized and losses have been low, with net charge-offs totaling $556,000 or 0.08% of the average loans outstanding for the six months ended March 31, 2006. (See Non-Performing Assets and Delinquencies)

MANAGEMENT’S DISCUSSION OF CORE BUSINESS STRATEGY

Loan yields relative to prime rates are declining in the St. Louis market due to strong competitive forces from de novo and large national banks striving to gain market share. Consequently, Bank management has expanded its deposit sales focus in an effort to attract lower-costing core deposits, thereby bolstering net interest margins. The result has been record organic growth in the March 2006 quarter.

Total liabilities increased $93.7 million to $835.3 million at March 31, 2006 compared to $741.6 million at September 30, 2005. Total deposits increased $133.7 million during 2006, including a $15.6 million increase in short-term brokered deposits and $41.4 million of deposits acquired from CWE. The Bank’s strategic focus on growing core liability products centers on checking account and money market deposit growth. For the six months ended March 31, 2006, checking and money market accounts increased $53.1 million to $193.9 million.

Checking account balances increased 64%, or $37.2 million, to $95.3 million at March 31, 2006 from $58.2 million at September 30, 2005. Checking accounts are the Bank’s lowest-cost deposits and are also the primary source of retail banking revenue. Retail banking revenue increased 21% for each of the three- and six-month periods ended March 31, 2006 to $685,000 and $1.4 million, respectively, compared to $566,000 and $1.2 million, respectively, for the same periods a year ago. The increase was due to growth in retail deposits and changes in customer overdraft policies, which allow overdraft privileges at ATMs and point-of-sale transactions instead of just through negotiable instruments.

Money market account balances increased $15.9 million, to $98.5 million at March 31, 2006 from $82.6 million at September 30, 2005. The Bank is in its fifth year of pursuing money market accounts as a core deposit product and its third year of successfully marketing the “Big Bertha Money Market Account.” The money market product carries similar interest rate characteristics to the Bank’s home equity and prime-adjusting commercial loans and results in an ideal source of funds for the growth of these portfolios. Money market accounts are generally less interest-rate sensitive and more stable than CD balances. The Bank has remained disciplined in its pricing, resulting in slow, but stable, growth in this product.

In addition to core deposits, other sources of funds include brokered deposits, FHLB advances and subordinated debt. At March 31, 2006, the Company had $134.6 million of brokered deposits, $153.5 million of FHLB advances and $19.6 million of subordinated debt, compared to $118.9 million in brokered deposits, $171.0 million in FHLB advances and $19.6 million of subordinated debt at September 30, 2005. In addition, the Bank experienced strong growth in deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), which provides a means to attract and federally insure time deposits in excess of $100,000. CDARS deposit balances increased from $38.4 million at December 31, 2005, with a weighted average rate of 3.83%, to $80.1 million at March 31, 2006, with a weighted average rate of 4.25%. Approximately half of the growth in CDARS balances stemmed from successful sales efforts to local union districts.

The Bank’s retained loan portfolio, net of allowance for loan losses increased $82.6 million, or 13.0%, to $715.8 million at March 31, 2006 from $633.2 million at September 30, 2005, which included $12 million in loans acquired in the purchase of CWE. The Bank’s strong commitment to its three core lending products, commercial, home equity lines of credit and residential mortgage loans continues to drive the growth in the Bank’s interest earning assets.

Commercial loans, consisting of $126.7 million of commercial real estate loans, $41.4 million of commercial and industrial loans (“C&I”), $42.1 million multi-family permanent and development loans and $13.7 million of construction and development loans, increased 30%, or $47.0 million, to $203.4 million at March 31, 2006 compared to $156.4 million at September 30, 2005. Fueled by the commercial loan relationships, commercial checking and money market deposits rose $26.6 million during the six months ended March 31, 2006 and totaled $61.8 million by quarter end. The Bank had non-performing commercial assets totaling $1.7 million and had an allowance for loan losses of $2.4 million, or 141% of non-performing loans, allocated to the commercial portfolio. C&I loans represented $124,000 of the non-performing commercial loans. The Company has not experienced any charge-offs in its commercial loan portfolio.

Permanent and construction residential loan balances increased $27.5 million to $316.9 million at March 31, 2006 compared to $289.4 million at September 30, 2005, including $12 million of loans acquired in the CWE purchase. As a large-volume mortgage lender, the Bank has the opportunity to carefully select loans to retain in its portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. At March 31, 2006, the balance of residential non-performing assets was $5.9 million, including $1.1 million of real estate acquired through foreclosure. Due, in part, to the historically strong collateral of the residential loan portfolio, the Bank has experienced a low level of losses with this product. Charge-offs during the six months ended March 31, 2006 were $384,000 and $209,000 for the fiscal year ended September 30, 2005. However, in an economic environment that results in declining residential values, the Company would be at increased risk of credit losses from non-performing loans.

Residential mortgage loans originated and sold to investors on a servicing-released basis are one of the Company’s largest sources of non-interest income and the gains on the sales of loans are the primary component of mortgage revenue. Mortgage revenue for the quarter ended March 31, 2006 declined 45% to $585,000 on $223.7 million of sales, from $1.1 million on $207.7 million of sales for the quarter ended March 31, 2005. The Company’s current period operating results have been negatively impacted by a highly competitive mortgage-lending environment, resulting in narrower gross margins on loan sales and higher per-unit production costs due to poor efficiency. Management took several actions by quarter end, including the adjustment of loan officers’ incentives, an increase in underwriting fees charged to originate a loan (which were low compared to industry standards) and the reduction of certain fixed overhead costs. Combined with the anticipated improvement in seasonal trends, the coming quarters are expected to produce significantly better mortgage results.

Warehouse spreads on mortgage loans held for sale also declined with the decline in the weighted average yield on the portfolio to 5.46% for the quarter ending March 31, 2006 from 5.59% for the quarter ended March 31, 2005. The cost of short-term FHLB borrowings, which are used to fund the loans held for sale, rose 109 basis points from 3.21% for the quarter ended March 31, 2005 to 4.30% for the quarter ended March 31, 2006. The Company funds loans held for sale with overnight and short term advances because the loans are typically sold within 30 days of origination. The average balance of loans held for sale was $33.1 million for the quarter ended March 31, 2006 compared to $33.8 million for the quarter ended March 31, 2005.

Home equity lines of credit have historically been the Bank’s most consistently growing portion of the loan portfolio. However, higher interest rates and a flattened yield curve have prompted many borrowers to opt for fixed-rate second mortgages and to pay down high-cost borrowings when possible. Consequently, growth rates for the equity lines of credit have slowed dramatically in the current environment. The equity line balances increased $6.1 million to $201.7 million at March 31, 2006 compared to $195.6 million at September 30, 2005. Home equity loans are typically approved for qualified borrowers in conjunction with their first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest-rate risk characteristics and attractive yields, and provide stability to the Company’s net interest margin. In recent quarters, the Company has seen a rise in both balances and charge-offs of non-performing home equity lines. The charge-offs have come almost exclusively from high loan-to-value lines of credit with 90% to 100% loan to values. The home equity line portfolio contains $5.4 million of loans in the 90% to 100% loan-to-value category. At March 31, 2006, the Bank had $1.8 million of non-performing home equity loans. Home equity charge-offs totaled $88,000 for the six months ended March 31, 2006.

AVERAGE BALANCE SHEET

The following tables set forth information regarding average daily balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable
Real estate and commercial	$483,868	$7,647	6.32%	$389,545	$5,559	5.71%
Consumer	3,463	53	6.12%	3,153	44	5.58%
Home equity	200,108	3,662	7.32%	176,250	2,464	5.59%

Total loans retained	687,439	11,362	6.61%	568,948	8,067	5.67%

Loans available for sale	33,117	452	5.46%	33,763	472	5.59%

Debt securities	15,001	155	4.13%	7,607	56	2.94%
FHLB stock	7,543	58	3.08%	7,281	63	3.46%
Mortgage-backed securities	4,326	53	4.90%	5,892	71	4.82%
Other	5,476	61	4.46%	5,427	32	2.36%

Total interest-earning assets	752,902	12,141	6.45%	628,918	8,761	5.57%

Non-interest-earning assets	57,408			45,442

Total assets	$810,310			$674,360

Interest-bearing liabilities:
Demand deposit	$44,801	$180	1.61%	$38,441	34	0.35%
Savings	30,168	25	0.33%	33,283	29	0.35%
Money market	93,259	663	2.84%	88,091	364	1.65%
Time deposits	376,398	3,736	3.97%	273,743	1,707	2.49%

Total interest-bearing deposits	544,626	4,604	3.38%	433,558	2,134	1.97%

FHLB advances	139,744	1,502	4.30%	143,648	1,151	3.21%
Note payable	3,574	57	6.38%	3,744	42	4.49%
Subordinated debentures	19,589	337	6.88%	19,589	236	4.82%

Total interest-bearing liabilities	707,533	6,500	3.67%	600,539	3,563	2.37%

Non-interest bearing liabilities:
Non-interest bearing deposits	27,502			18,626

Other non-interest bearing liabilities	14,275			10,685

Total non-interest-bearing liabilities	41,777			29,311

Stockholders’ equity	61,000			44,510

Total liabilities and stockholders’ equity	$810,310			$674,360

Net interest income		$5,641			$5,198

Interest rate spread			2.78%			3.20%
Net interest margin			3.00%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.41%			104.73%

	Six Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable
Real estate and commercial	$472,387	$14,955	6.33%	$380,700	$10,793	5.67%
Consumer	3,409	105	6.16%	3,256	93	5.71%
Home Equity	198,506	7,181	7.24%	171,328	4,643	5.42%

Total loans retained	674,302	22,241	6.60%	555,284	15,529	5.59%

Loans available for sale	39,264	1,098	5.59%	38,772	1,014	5.23%

Debt securities	11,700	237	4.05%	8,875	100	2.25%
FHLB stock	8,340	133	3.19%	7,704	122	3.17%
Mortgage-backed securities	4,514	109	4.83%	6,125	148	4.83%
Other	5,308	113	4.26%	5,444	59	2.17%

Total interest-earning assets	743,428	23,931	6.44%	622,204	16,972	5.46%

Non-interest-earning assets	54,223			43,959

Total assets	$797,651			$666,163

Interest-bearing liabilities:
Demand deposit	$37,458	206	1.10%	$36,131	56	0.31%
Savings	30,978	53	0.34%	33,308	58	0.35%
Money market	93,081	1,279	2.75%	85,238	685	1.61%
Time deposits	354,008	6,740	3.81%	267,075	3,258	2.44%

Total interest-bearing deposits	515,525	8,278	3.21%	421,752	4,057	1.92%

FHLB advances	160,698	3,395	4.23%	151,758	2,243	2.96%
Note payable	3,575	112	6.27%	3,787	81	4.28%
Subordinated debentures	19,589	649	6.63%	15,340	367	4.78%

Total interest-bearing liabilities	699,387	12,434	3.56%	592,637	6,748	2.28%

Non-interest bearing liabilities:
Non-interest bearing deposits	27,615			18,330

Other non-interest bearing liabilities	15,527			12,015

Total non-interest-bearing liabilities	43,142			30,345

Stockholders’ equity	55,122			43,181

Total liabilities and stockholders’ equity	$797,651			$666,163

Net interest income		$11,497			$10,224

Interest rate spread			2.88%			3.18%
Net interest margin			3.09%			3.29%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.30%			104.99%

RATE VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income for the periods indicated. The total change for each category of interest-earning asset and interest-bearing liability is segmented into the change attributable to variations in volume (change in volume multiplied by prior period rate) and the change attributable to variations in interest rates (changes in rates multiplied by prior period volume). Changes in interest income and expense attributed to both changes in volume and changes in rate are allocated proportionately to rate and volume.

	Three Months Ended March 31, 2006 vs 2005			Six Months Ended March 31, 2006 vs 2005
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans receivable
Real estate and commercial	$639	$1,449	$2,088	$1,356	$2,806	$4,162
Consumer	5	4	9	8	4	12
Home Equity	833	365	1,198	1,721	817	2,538

Total loans retained	1,477	1,818	3,295	3,085	3,627	6,712

Loans available for sale	(11)	(9)	(20)	71	13	84

Debt securities	29	70	99	98	39	137
FHLB stock	(18)	13	(5)	1	10	11
Mortgage-backed securities	8	(26)	(18)	1	(40)	(39)
Other	29	—	29	58	(4)	54

Net change in income on interest earning assets	1,514	1,866	3,380	3,314	3,645	6,959

Interest-bearing liabilities:

Demand deposits	140	6	146	148	2	150
Savings	18	(22)	(4)	(1)	(4)	(5)
Money market	276	23	299	526	68	594
Time deposits	1,244	785	2,029	2,204	1,278	3,482

Total interest-bearing deposits	1,678	792	2,470	2,877	1,344	4,221

FHLB advances	557	(206)	351	1,012	140	1,152
Note payable	28	(13)	15	44	(13)	31
Subordinated debentures	101	—	101	164	118	282

Net change in expense on interest bearing liabilities	2,364	573	2,937	4,097	1,589	5,686

Change in net interest income	$(850)	$1,293	$443	$(783)	$2,056	$1,273

ADDITIONAL DISCUSSION OF FINANCIAL CONDITION

Cash and cash equivalents increased $13.4 million from $25.7 million at September 30, 2005 to $39.1 million at March 31, 2006. The Company acquired $19.7 million of cash equivalents from CWE, which was used to pay down short-term FHLB borrowings on the first business day following the acquisition.

Debt securities available for sale increased $7.3 million as the result of securities acquired in the CWE acquisition. The Bank sold these investments immediately following quarter end and used the proceeds to pay down FHLB borrowings.

Debt securities held to maturity increased $4.4 million from $6.0 million at September 30, 2006 to $10.4 million at March 31, 2006. The Bank purchased debt securities to pledge against certain large deposits.

Premises and equipment increased $3.7 million to $17.4 million at March 31, 2006 from $13.7 million at September 30, 2005. The acquisition of CWE added $1.6 million of premises and equipment. In addition, the Bank is in the process of constructing a new branch facility in Richmond Heights, Missouri, which added $1.6 million during the period. Also, the Company invested $514,000 in building improvements and $558,000 in equipment and furniture during the period.

The balance of Federal Home Loan Bank advances decreased $17.5 million to $153.5 million at March 31, 2006 from $171.0 million at September 30, 2005. The Company achieved strong organic deposit growth during the year, allowing management to pay down short-term advances.

Bank-owned life insurance (“BOLI”) increased $7.3 million to $23.0 million at March 31, 2006 from $15.6 million at September 30, 2005. During the March quarter, the Company purchased an additional policy for $6.5 million and added $452,000 from the acquisition of CWE. The tax-adjusted yield on the BOLI portfolio was 6.89% at March 31, 2006.

Total stockholders’ equity increased $23.8 million to $72.1 million at March 31, 2006 from $48.2 million at September 30, 2005. Changes in equity during the six month period included a $16.1 million increase following the completion of a secondary common stock offering of 1,150,000 shares and a $3.7 million increase due to common stock issued in conjunction with the acquisition of CWE. Retained earnings increased $3.3 million for the six-month period due to net income of $4.7 million reduced by dividends paid to shareholders of $1.4 million.

NON-PERFORMING ASSETS AND DELINQUENCIES

Non-performing assets increased from $6.8 million at September 30, 2005 to $9.7 million at March 31, 2006. The increase in non-performing assets during the six-month period was primarily due to the classification of two loans secured by commercial real estate totaling $1.6 million and a $500,000 loan secured by a single-family residence. Management believes these loans are adequately reserved at March 31, 2006. While non-performing assets rose, the assets are well collateralized and losses have been low. Net charge-offs totaled $556,000, or 0.08% of the average loans outstanding, for the six months ended March 31, 2006.

Provision for Loan Losses

The provision for loan losses was $453,000 for the three-month period ended March 31, 2006 compared to $118,000 for the three-month period ended March 31, 2005, and $859,000 for the six-month period ended March 31, 2006 compared to $467,000 for the same period a year ago. The increase in the provision for loan losses during the three- and six-month periods was due primarily to the increase in non-performing loans.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb losses inherent in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery history, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year historical net charge-off experience has been low, totaling only $161,000. While the charge-offs have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses was due to risk inherent in the loan portfolio as well as loan product diversification. The Company was historically a lender of only one-to-four family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. At present, the property values in the Company’s lending areas have been stable and appreciating.

The following table represents activity in the allowance for loan losses for the six months ended March 31, 2006 and 2005.

	Six Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$6,806	$5,579
Provision charged to expense	860	467
Allowance on loans acquired in business combination	282	—
Charge-offs	(556)	(230)
Recoveries	4	4

Balance, end of period	$7,396	$5,820

Ratio of allowance to total loans outstanding	0.95%	0.78%
Ratio of allowance to nonperforming loans	75.98%	169.38%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006

Title insurance policy sales generated $174,000 in gross revenues for the quarter ended March 31, 2006 and $372,000 for the six months ended March 31, 2006 compared to $200,000 and $358,000 for the three- and six-month periods a year ago.

Investment brokerage sales generated $150,000 in gross revenues for the quarter ended March 31, 2006 and $267,000 for the six months ended March 31, 2006 compared to $259,000 and $398,000, respectively, for the three- and six-month periods a year ago. Pre-tax net loss for the division was $29,000 for the six months ended March 31, 2006. The results of this division have been negatively impacted by the current interest-rate environment and the resulting lack of demand for bond investments. During the quarter, the Company restructured the compensation packages for these employees, which is expected to reduce future expense.

Other income consists primarily of changes in the cash surrender value of BOLI, insurance commissions, fee income from a correspondent bank and lease income from tenants. Other income totaled $402,000 for the three-month period ending March 31, 2006 compared to $291,000 for the three-month period ending March 31, 2005. For the six-month period ending March 31, 2006 other income was $783,000 compared to $598,000 for the six months ended March 31, 2005. The increases during the quarter and six months ended March 31, 2006 were due primarily to an increase in income from BOLI resulting from the purchase of an additional policy during the period.

Salaries and employee benefits expense was relatively unchanged at $2.5 million for each of the three months ended March 31, 2006 and 2005, and $4.5 million for each of the six months ended March 31, 2006 and 2005. Salaries expense is higher than the same period a year ago, but was offset by declines in compensation expense associated with the employee stock ownership plan (“ESOP”) and employee bonuses. The shares in the Company’s ESOP were fully vested at September 30, 2005 and no additional expense has been incurred since that date.

Occupancy, equipment and data processing expense increased 20% to $1.2 million for the three months ended March 31, 2006 from $1.0 million for the three months ended March 31, 2005. The increased expense was due to depreciation and operating expenses associated with the additional branch location in Chesterfield, Missouri, combined with added depreciation expense from improvements to existing properties and higher data processing costs resulting from growth in customer account activity.

Loss on derivative financial instruments was $73,000 for the three months ended March 31, 2006 compared to $638,000 for the three months ended March 31, 2005. For the six-month period ended March 31, 2006, the losses were $480,000 compared to $470,000 for the six months ended March 31, 2005. The documentation concerns that forced the loss of hedge accounting in prior periods, resulting in the recognition of the losses, were corrected during the March 2006 quarter, enabling the Company to apply hedge accounting. The small loss incurred in the March 2006 quarter is expected to be typical of small gains and losses the Company will experience until the derivative instruments mature or are called. All the losses are expected to be recovered in future periods as the derivative instruments mature.

Charitable donations increased $276,000 to $288,000 for the quarter-ended March 31, 2006. The increase was due primarily to a contribution of $250,000 to a St. Louis community-based organization.

Professional services increased $75,000 to $325,000, and $216,000 to $664,000, during the three- and six-month periods ended March 31, 2006, respectively, compared to the same periods in 2005. The increases were the result of increased expenses associated with the development, implementation and testing of procedures to comply with the requirements of the Sarbanes-Oxley Act and legal and professional fees incurred in connection with the resolution of the issues surrounding the accounting for derivative financial instruments.

INCOME TAXES

The provision for income taxes was $1.6 million for the three months ended March 31, 2006 compared to $915,000 for the three months ended March 31, 2005. For the six-month periods, the provision for income taxes was $2.6 million during 2006 compared to $2.1 million during 2005. The effective tax rates for the six-month periods ended March 31, 2006 and 2005 were 35.0% and 37.6%, respectively. The lower effective tax rate in 2006 was the result of an increase in BOLI income, which is non-taxable, and a decrease in compensation expense associated with the ESOP, which was non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Bank had outstanding commitments to originate loans of $113.6 million, commitments to sell loans on a best-efforts basis of $128.1 million and commitments to purchase mortgage-backed securities of $23.5 million. At the same date, certificates of deposit that were scheduled to mature in one year or less totaled $266.6 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or lower LTV, as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At March 31, 2006, the Bank had approximately $316.8 million in available borrowing authority under the above-mentioned arrangement, $153.5 million of which had been borrowed in FHLB advances. The Company also maintains a line of credit with the Federal Reserve Bank of St. Louis and a $16 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with more than 89% of the loans being sold to the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $488.1 million in cash during the six months ended March 31, 2006 and provided proceeds of cash of $499.9 million from loan sales. The Company realized $ 1.l million of gains on sale of loans. Also, the Company realized a $2.5 million gain on sale of a branch location.

The primary use of cash from investing activities is the origination of loans that are held in portfolio. During the six months ended March 31, 2006, the Company had a $74.4 million net increase in loan originations, which increased from $66.7 million for the six months ended March 31, 2005. The Company also had $15.7 million of cash acquired from CWE and had a cash outflow of $19.4 million on the sale of a branch location. In addition, the Company purchased $6.5 million of bank owned life insurance during the quarter.

With the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from deposits, which increased $89.9 million compared to an $88.0 million increase for the six months ended March 31, 2005. During the quarter, the Company also completed a secondary common stock offering that resulted in a $16.1 million increase in cash. FHLB advances declined $17.5 million during the quarter.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2006:

	March 31, 2006
	(In thousands)

	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
Three months or less	$134,031	$83,500	$—	$16,950	$—
Over three months through six months	66,797	5,000	—	—	—
Over six months through twelve months	65,801	5,000	—	—	—
Over twelve months	135,339	60,000	3,490	—	19,589

Total	$401,968	$153,500	$3,490	$16,950	$19,589

CONTRACTUAL OBLIGATIONS

In addition to owned banking facilities, the Company has entered into long-term operating lease arrangements to support ongoing activities. The required payments under such commitments and other obligations at March 31, 2006 are as follows:

Less than one year	$333,192
Over 1 year but less than 5 years	446,516
Over 5 years	—

Total	$779,708

REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (the “OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3% and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the OTS. The OTS requires the Bank to maintain minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006 and September 30, 2005, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at March 31, 2006:

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2006
Tangible capital (to total assets)	$87,436	9.71%	$13,513	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	94,530	13.01%	58,109	8.00%	$72,636	10.00%
Tier I risk-based capital (to risk-weighted assets)	87,436	12.04%	36,318	5.00%	43,582	6.00%
Tier I total capital (to total assets)	87,436	9.71%	36,034	4.00%	45,042	5.00%

As of September 30, 2005
Tangible capital (to total assets)	$67,663	8.60%	$11,796	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	74,280	10.85%	54,751	8.00%	$68,439	10.00%
Tier I risk-based capital (to risk-weighted assets)	67,663	9.89%	34,219	5.00%	41,063	6.00%
Tier I total capital (to total assets)	67,663	8.60%	31,455	4.00%	39,319	5.00%

EFFECTS OF INFLATION

Changes in interest rates may have a significant impact on a bank’s performance because virtually all assets and liabilities of banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-asset ratio. The Company’s operations are not currently impacted by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2006 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The Company employs derivative financial instruments to assist in its management of interest-rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

The Company utilizes derivative financial instruments to assist in its management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At March 31, 2006, the Company had issued $ 117.0 million of unexpired interest rate lock commitments to mortgage loan customers compared to $147.1 million of unexpired commitments at September 30, 2005.

The Company typically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the bank-issued commitment, but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgaged-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $ 23.5 million in notional value at March 31, 2006 and $15.0 million at September 30, 2005. At March 31, 2006, this hedge was matched against $ 19.2 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $11.5 million of interest rate lock commitments at September 30, 2005.

The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was $173,855 and $83,800 at March 31, 2006 and September 30, 2005, respectively. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was $ 137,674 and $104,250 at March 31, 2006 and September 30, 2005, respectively.

The Company entered into interest rate swap agreements to hedge a number of its brokered certificates of deposit in order to convert the fixed rates on the brokered CDs into variable LIBOR rates. The effect of a swap agreement is that the counterparty pays the fixed rate to the Company while the Company pays the LIBOR rate to the counterparty. The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of March 31, 2006 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value
10/20/2008	$10,000,000	4.53%	4.30%	$(218,356)
11/19/2009	10,000,000	4.55%	3.00%	(314,143)
11/23/2009	10,000,000	4.53%	3.00%	(307,622)
11/26/2010	10,000,000	4.56%	4.13%	(482,301)
11/26/2010	5,000,000	4.55%	4.13%	(239,347)
11/26/2010	5,000,000	4.54%	4.13%	(237,544)
1/24/2010	10,000,000	4.51%	3.70%	(430,884)
1/28/2011	10,000,000	4.57%	4.30%	(267,115)
2/25/2011	5,000,000	4.54%	4.80%	(137,183)
9/14/2012	5,000,000	4.53%	4.25%	(148,126)

Total	$80,000,000			$(2,782,621)

CONTROLS AND PROCEDURES

Pulaski Financial maintains “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed in the reports that Pulaski Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to Pulaski Financial’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2005, Pulaski Financials’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of September 30, 2005, and concluded that, because of the existence of a material weakness in Pulaski Financial’s internal control over financial reporting as of such date (as discussed in management’s report on internal control over financial reporting in its annual report on Form 10-K,) Pulaski Financial’s disclosure controls and procedures were not effective as of such date. To remedy the internal control deficiencies over financial reporting relating to the accounting for certain derivative instruments, Pulaski Financial established procedures subsequent to December 31, 2005 to provide sufficient testing and verification that any existing or new hedging instruments meet the criteria for hedge accounting. As of March 31, 2006, such procedures were finalized, and as such, a material weakness in internal controls over financial reporting no longer existed at March 31, 2006.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We have evaluated the requirements of SFAS No. 155 and do not expect it to have a material effect on our financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities , which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. We have evaluated the requirements of SFAS No. 156 and do not expect it to have a material effect on our financial condition or results of operations.

PART II – OTHER INFORMATION

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

Item 1A	Risk Factors-There have been no material changes from the risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2006 through January 31, 2006	—	—	—	25,493
February 1, 2006 through February 28, 2006	—	—	—	25,493
March 1, 2006 through March 31, 2006	—	—	—	25,493

Total	—	—	—	25,493

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of the Company’s common stock. On July 21, 2003, the Company declared a two-for-one split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, the Company declared a three-for-two stock split, increasing the shares authorized under this program to 420,000. The Company expects to acquire the remaining 25,493 shares authorized for repurchase; however, the timing of the repurchases and the number of shares repurchased, if any, will depend upon market conditions and other factors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of the Stockholders of the Company was held on January 26, 2006. The results of the vote were as follows:

1	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
Timothy K. Reeves	7,679,877	139,249
Lee S. Wielansky	7,679,877	139,249

2.	The Pulaski Financial Corp. 2006 Long-Term Incentive Plan was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
5,219,945	441,066	32,502	2,125,613

3.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2006 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,721,979	77,944	19,203

Item 5.	Other Information: Not applicable

Item 6.	Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Bylaws of Pulaski Financial Corp. (3)

4.0	Form of Certificate for Common Stock (4)

10.1	Pulaski Financial Corp. 2006 Long-Term Incentive Plan (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
(3)	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.
(4)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.
(5)	Incorporated by reference into this document from Appendix A to the 2006 proxy statement as filed with the Securities and Exchange Commission on December 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: May 9, 2006	/s/ William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: May 9, 2006	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer