Form 10-Q
period 2006-06-30
PULASKI FINANCIAL CORP
filed 2006-08-09
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common Stock, par value $.01 per share	9,896,444 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2006

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2005

	June 30, 2006	September 30, 2005
ASSETS
Cash and amounts due from depository institutions	$19,072,081	$16,558,213
Federal funds sold and overnight deposit	1,549,249	9,130,273

Total cash and cash equivalents	20,621,330	25,688,486
Interest-bearing time deposits in other banks	1,881,000	—
Equity securities available for sale, at fair value	4,521,971	4,251,844
Debt securities held to maturity, at amortized cost (fair value, $9,339,991 and $5,992,136 at June 30, 2006 and September 30, 2005, respectively)	9,435,015	5,976,550
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $496,474 and $699,453 at June 30, 2006 and September 30, 2005, respectively)	468,993	650,321
Mortgage-backed securities available for sale, at fair value	3,373,817	4,182,371
Capital stock of Federal Home Loan Bank - at cost	9,426,000	8,462,400
Loans receivable held for sale, at lower of cost or market	76,334,887	64,334,775
Loans receivable, net of allowance for loan losses of $7,634,966 and $6,805,958 at June 30, 2006 and September 30, 2005, respectively	749,733,595	633,195,325
Real estate acquired in settlement of loans, net of allowance for losses of $44,272 and $64,833 at June 30, 2006 and September 30, 2005, respectively	3,081,575	754,196
Premises and equipment - net	17,576,442	13,659,637
Bank owned life insurance	23,196,348	15,646,949
Assets held for sale	—	1,017,347
Accrued interest receivable	5,139,948	4,272,078
Goodwill	3,938,524	—
Core deposit intangible	683,101	—
Other assets	9,475,227	7,768,959

TOTAL ASSETS	$938,887,773	$789,861,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$623,784,983	$496,171,066
Deposit liabilities held for sale	—	25,375,086
Advances from Federal Home Loan Bank	188,500,000	171,000,000
Note payable	3,405,000	3,575,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,329,985	2,739,693
Accrued interest payable	1,383,969	1,028,021
Dividends payable	840,241	675,133
Due to other banks	15,533,228	13,635,612
Other liabilities	9,786,594	7,826,163

Total liabilities	865,153,000	741,614,774

STOCKHOLDERS’ EQUITY:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,287,141 and 11,918,619 shares issued at June 30, 2006 and September 30, 2005, respectively	132,848	119,187
Treasury stock - at cost (3,407,220 and 3,479,455 shares at June 30, 2006 and September 30, 2005, respectively)	(16,228,009)	(17,229,150)
Treasury stock - equity trust - at cost (255,053 and 429,321 shares at June 30, 2006 and September 30, 2005, respectively)	(1,775,221)	(3,896,503)
Additional paid-in capital	48,667,146	31,287,248
Unearned restricted shares	—	(81,350)
Accumulated other comprehensive loss	(45,369)	(23,129)
Retained earnings	42,983,378	38,070,161

Total stockholders’ equity	73,734,773	48,246,464

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$938,887,773	$789,861,238

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
INTEREST INCOME:
Loans receivable	$13,943,895	$9,532,175	$37,282,855	$26,075,234
Debt and equity securities	116,141	43,356	353,230	142,965
Mortgage-backed securities	48,179	65,948	157,378	213,540
Capital stock of the Federal Home Loan Bank	88,229	84,877	220,751	206,631
Other	62,378	48,412	175,439	107,946

Total interest income	14,258,822	9,774,768	38,189,653	26,746,316

INTEREST EXPENSE:
Deposits	5,174,345	2,768,272	13,452,550	6,825,478
Advances from Federal Home Loan Bank	2,016,338	1,446,884	5,410,961	3,689,723
Subordinated debentures	358,557	264,558	1,007,715	631,807
Note payable	62,188	45,719	174,139	126,208

Total interest expense	7,611,428	4,525,433	20,045,365	11,273,216

NET INTEREST INCOME	6,647,394	5,249,335	18,144,288	15,473,100

PROVISION FOR LOAN LOSSES	291,664	529,398	1,151,035	996,125

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,355,730	4,719,937	16,993,253	14,476,975

NON-INTEREST INCOME:
Retail banking fees	785,599	631,831	2,217,958	1,817,236
Mortgage revenues	1,230,631	1,594,568	2,610,539	3,974,797
Title policy revenues	186,221	179,816	558,644	495,310
Investment brokerage revenues	151,952	109,730	419,153	507,874
Gain on sale of securities	—	—	56,163	—
Gain on sale of branch, net	—	—	2,473,853	—
Other	465,030	302,285	1,376,061	900,381

Total non-interest income	2,819,433	2,818,230	9,712,371	7,695,598

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,689,513	2,270,094	7,200,885	6,819,463
Occupancy, equipment and data processing expense	1,427,427	1,083,808	3,762,478	3,040,945
Advertising	277,818	249,872	743,111	609,560
Professional services	278,663	241,293	942,525	688,669
Loss (gain) on derivative financial instruments	(146,073)	(874,244)	334,173	(403,995)
Charitable donations	16,625	30,168	325,165	83,024
Other	752,169	742,114	2,220,690	1,967,123

Total non-interest expense	5,296,142	3,743,105	15,529,027	12,804,789

INCOME BEFORE INCOME TAXES	3,879,021	3,795,062	11,176,597	9,367,784
INCOME TAXES	1,401,140	1,394,770	3,956,251	3,492,655

NET INCOME	$2,477,881	$2,400,292	$7,220,346	$5,875,129

OTHER COMPREHENSIVE (LOSS) INCOME	(45,369)	25,231	(22,240)	6,423

COMPREHENSIVE INCOME	$2,432,512	$2,425,523	$7,198,106	$5,881,552

Per share amounts:
Basic earnings per share	$0.26	$0.30	$0.81	$0.74

Basic weighted average common shares outstanding	9,620,525	7,959,648	8,928,159	7,926,081
Diluted earnings per share	$0.24	$0.27	$0.76	$0.67

Diluted weighted average common shares outstanding	10,245,190	8,874,609	9,544,085	8,828,224

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Restricted Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance September 30, 2005	$119,187	$(21,125,653)	$31,287,248	$(81,350)	$(23,129)	$38,070,161	$48,246,464
Comprehensive income:
Net income	—	—	—	—	—	7,220,346	7,220,346
Unrealized loss on investment securities, net of tax	—	—	—	—	(22,240)	—	(22,240)
Common stock offering (1,150,000 shares)	11,500	—	16,127,730	—	—	—	16,139,230
Dividends ($0.085 per share)	—	—	—	—	—	(2,307,129)	(2,307,129)
Stock options exercised	—	287,388	147,025	—	—	—	434,413
Non-cash compensation expense for stock option grants	—	—	199,127	—	—	—	199,127
Stock issued under dividend reinvestment plan	54	28,691	95,738	—	—	—	124,483
Stock issued for acquisition (210,732 shares)	2,107	776,126	2,913,792	—	—	—	3,692,025
Stock repurchases	—	(88,301)	—		—	—	(88,301)
Equity trust shares purchased	—	(602,817)	602,817	—	—	—	—
Release of equity trust shares	—	2,724,098	(2,724,098)	—	—	—	—
Tax benefit for non-qualified stock options and restricted share awards	—	—	71,259	—	—	—	71,259
Amortization of restricted shares	—	—	25,096	—	—	—	25,096
Forfeiture of Management Recognition and
Development Plan shares	—	(2,762)	2,762	—	—		—
Reclassification of unearned restricted share awards under SFAS No 123R	—	—	(81,350)	81,350	—		—

Balance June 30, 2006	$132,848	$(18,003,230)	$48,667,146	$—	$(45,369)	$42,983,378	$73,734,773

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2006 (UNAUDITED) AND JUNE 30, 2005 (UNAUDITED)

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,220,346	$5,875,129
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	986,046	918,949
Net deferred fees	1,873,313	1,780,992
Amortization of debt issuance costs on swaps	418,004	89,754
Restricted stock awards	25,096	76,528
Noncash compensation expense for stock option grants	199,127	928
ESOP shares committed to be released	—	670,349
Provision for loan losses	1,151,035	996,125
Provision for losses on real estate acquired in settlement of loans	102,884	73,513
Losses on sale of real estate acquired in settlement of loans	77,533	32,053
Originations of loans receivable for sale to correspondent lenders	(831,792,113)	(704,943,921)
Proceeds from sales of loans to correspondent lenders	821,876,666	673,782,065
Gain on sales of loans-held for sale	(2,084,666)	(3,040,471)
Gain on sales of retained loans	—	(223,892)
Gain on sales of securities	(56,163)	—
Gain on sale of branch, net of expenses	(2,473,853)	—
Increase in cash value of bank-owned life insurance	(597,755)	(431,451)
Loss (gain) on derivative instruments	334,173	(403,995)
Increase (decrease) in accrued expenses	(715,333)	87,237
Changes in other assets and liabilities	1,615,905	(826,666)

Net adjustments	(9,060,101)	(31,361,903)

Net cash used in operating activities	(1,839,755)	(25,486,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of debt securities-AFS	8,066,476	—
Proceeds from maturities of time deposits	198,000	—
Proceeds from maturities of debt securities-AFS	450,000	9,250,000
Proceeds from maturities of debt securities-HTM	28,500,000	—
Proceeds from redemption of FHLB stock	10,550,400	4,917,800
Purchase of bank-owned life insurance	(6,500,000)	(3,500,000)
Purchases of Federal Home Loan Bank stock	(11,400,600)	(6,315,400)
Purchases of debt securities-AFS	(567,489)	(467,833)
Purchases of debt securities-HTM	(31,736,851)	(5,989,277)
Principal payments received on mortgage-backed securities	907,798	1,213,671
Proceeds from sales of retained loans	—	9,351,359
Net increase in loans	(111,872,392)	(102,707,164)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,548,715	1,364,100
Proceeds from disposal of equipment	10,731	95,148
Purchases of premises and equipment	(3,278,778)	(3,151,522)
Cash received from acquired entity, net of cash & cash equivalents paid	15,733,735	—
Net cash paid on sale of branch	(19,448,123)	—

Net cash used in investing activities	(118,838,378)	(95,939,118)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2006 (UNAUDITED) AND JUNE 30, 2005 (UNAUDITED)

	2006	2005
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits less cash received from acquired entity, net	83,864,291	93,802,118
Proceeds from Federal Home Loan Bank advances, net	17,500,000	19,500,000
Repayment on note payable	(170,000)	(255,000)
Proceeds from issuance of subordinated debentures	—	10,310,000
Net increase in due to other banks	1,897,616	3,440,181
Cash paid to trustees for purchase of equity trust shares	(1,254,911)	—
Net decrease in advance payments by borrowers for taxes and insurance	(599,974)	(526,146)
Proceeds from common stock offering	16,139,230	—
Proceeds from stock issued under dividend reinvestment plan	124,483	—
Proceeds from stock options exercised	434,413	949,905
Excess tax benefit from non-qualified stock options and restricted share awards	71,259	—
Dividends paid on common stock	(2,307,129)	(1,664,704)
Stock repurchases	(88,301)	(184,365)

Net cash provided by financing activities	115,610,977	125,371,989

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,067,156)	$3,946,097

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,688,486	20,296,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,621,330	$24,242,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits	$13,096,602	$6,835,949
Interest on advances from FHLB	5,410,961	3,689,723
Interest on subordinated debentures	1,007,715	631,807
Interest on notes payable	174,139	126,208

Cash paid during year for interest	$19,689,417	$11,283,687

Income taxes, net	5,230,000	3,763,135

NONCASH INVESTING ACTIVITIES:
Real estate acquired in settlement of loans receivable	4,056,510	787,040

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2006 and September 30, 2005 and its results of operations for the three- and nine-month periods ended June 30, 2006 and 2005. The results of operations for the three- and nine-month periods ended June 30, 2006, are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2005 contained in the Company’s 2005 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

Because the Company did not qualify for the “short-cut” method of hedge accounting on these swap agreements, the amounts previously recorded as an adjustment to the carrying value of hedged items, brokered certificates of deposits, were recognized as losses on derivative financial instruments in the consolidated statements of income and comprehensive income for the year ended September 30, 2005.

In addition, the net cash settlements under the interest rate swaps that were originally reported in interest expense have been reclassified to loss on derivative instruments. Finally, the broker placement fees on the certificates of deposit have been recorded as an asset and are being amortized on a straight-line basis to the maturity of the certificates of deposit. This restatement had no effect on net cash used in operating activities for the three and nine months ended June 30, 2005.

The Company has restated its consolidated financial statements to reflect these changes for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005.

The Company has also restated basic earnings per share for three and nine months ended June 30, 2005 to reflect unvested equity trust shares in treasury stock as not outstanding for the calculation of basic earnings per share.

The Condensed Consolidated Financial Statements included in this Form 10-Q include the effect of the adjustments required to correct these errors, as summarized below.

	Three Months Ended June 30, 2005
	As Previously Reported	Change	As Restated
Interest expense on deposits	$2,582,443	$185,829	$2,768,272
Total interest expense	4,339,604	185,829	4,525,433
Net interest income	5,428,926	(179,591)	5,249,335
Net interest income after provision for loan losses	4,899,528	(179,591)	4,719,937
Gain on derivative instruments	—	(874,244)	(874,244)
Total non-interest expense	4,635,887	(892,782)	3,743,105
Income before income taxes	3,085,031	710,031	3,795,062
Income taxes	1,131,704	263,066	1,394,770
Net income	$1,953,327	$446,965	$2,400,292
Earnings per share-basic	$0.23	$0.07	$0.30
Earnings per share-diluted	$0.22	$0.05	$0.27
Weighted average shares oustanding-basic	8,370,198	(410,550)	7,959,648

	Nine Months Ended June 30, 2005
	As Previously Reported	Change	As Restated
Interest expense on deposits	$6,398,350	$427,128	$6,825,478
Total interest expense	10,846,088	427,128	11,273,216
Net interest income	15,883,663	(410,563)	15,473,100
Net interest income after provision for loan losses	14,887,538	(410,563)	14,476,975
Gain on derivative instruments	—	(403,995)	(403,995)
Total non-interest expense	13,279,662	(474,873)	12,804,789
Income before income taxes	9,360,090	7,694	9,367,784
Income taxes	3,489,804	2,851	3,492,655
Net income	$5,870,286	$4,843	$5,875,129
Earnings per share-basic	$0.71	$0.03	$0.74
Earnings per share-diluted	$0.67	—	$0.67
Weighted average shares oustanding-basic	8,300,644	(374,563)	7,926,081

3.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	9,620,525	7,959,648	8,928,159	7,926,081
Treasury stock-equity trust	255,053	410,550	214,023	394,928
Employee stock options and awards	369,612	504,411	401,903	507,215

Weighted average shares outstanding - diluted	10,245,190	8,874,609	9,544,085	8,828,224

Net income per share-basic	$0.26	$0.30	$0.81	$0.74
Net income per share-diluted	$0.24	$0.27	$0.76	$0.67

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

The following options to purchase shares during the three and nine-month periods ended June 30, 2006 and 2005 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods through 2015 and 2014, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Number of option shares	75,596	—	37,523	5,863
Equivalent anti-dilutive shares	95,258	—	46,353	12,196

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. At June 30, 2006, all stock option awards were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest, and become exercisable, over a period of three to five years. The exercise period for all of these stock options may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans.). Subsequent to June 30, 2006, the Company granted stock option awards totaling 10,500 shares of its common stock to nonemployee directors with exercise prices at a premium of 10% over the market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant.

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

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three and nine months ended June 30, 2005:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
	(In thousands, except per share data)
Net income:
As reported	$2,400,292	$5,875,129
Add: total employee stock-based compensation expense included in reported net income, net of tax effect	119,435	472,773
Deduct: Total stock-based employee compensation expense, determined under fair value method for all awards, net of tax effect	(191,426)	(676,034)

Pro forma net income	$2,328,301	$5,671,868

Basic earnings per share:
As reported	$0.30	$0.74
Pro forma	0.29	0.72
Diluted earnings per share:
As reported	0.27	0.67
Pro forma	0.26	0.64

A summary of the Company’s stock option programs as of June 30, 2006 and changes during the nine-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at October 1, 2005	862,217	$6.87
Granted	97,500	16.41
Exercised	(78,031)	5.57
Expired	—	—
Forfeited	(11,325)	12.70

Outstanding at June 30, 2006	870,361	7.98	$7.6	6.3 years

Exercisable at June 30, 2006	558,231	5.32	$6.3	5.2 years

The total intrinsic value of stock options exercised during the nine months ended June 30, 2006 and 2005 was $905,000 and $2.0 million, respectively. The weighted average grant-date fair value of options granted during the nine months ended June 30, 2006 was $ 4.72. As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $947,000 and the related weighted average period over which it is expected to be recognized is 1.8 years. Excess tax benefits associated with share based payments totaled $71,000 for the nine months ended June 30, 2006.

The fair value of stock options granted in the nine-month periods ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Nine Months Ended June 30,
	2006	2005
Risk free interest rate	4.40%	3.65%
Expected volatility	27.93%	25.61%
Expected life in years	6.0	5.0
Dividend yield	1.82%	1.91%

5.	LOANS RECEIVABLE

Loans receivable at June 30, 2006 and September 30, 2005 are summarized as follows:

	June 30, 2006	September 30, 2005
Real estate mortgage:
One to four family residential	$297,907,570	$255,729,099
Multi-family residential	12,499,108	13,994,329
Commercial real estate	136,783,554	104,700,624

Real estate construction and development:
Residential	31,023,179	33,651,527
Multi-family	6,185,663	1,789,997
Commercial	19,713,867	9,580,258

Commercial and industrial	45,507,521	26,305,952
Equity lines	208,050,704	195,646,918
Consumer and installment	6,042,285	3,514,166

	763,713,451	644,912,870

Add (less):
Deferred loan costs	4,672,415	3,931,366
Loans-in-process	(11,017,305)	(8,842,953)
Allowance for loan losses	(7,634,966)	(6,805,958)
Total	$749,733,595	$633,195,325

Weighted average rate at end of period	7.40%	6.59%

6.	DEPOSITS

Deposits at June 30, 2006 and September 30, 2005 are summarized as follows:

	June 30, 2006		September 30, 2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$36,974,846	—	$29,192,436	—
Interest-bearing checking	58,867,768	1.57%	28,993,549	0.16%
Passbook savings accounts	33,736,859	0.36%	30,230,199	0.35%
Money market	94,507,775	3.29%	82,638,233	2.34%

Total transaction accounts	224,087,248	1.85%	171,054,417	1.22%

Certificates of deposit:
Less than $100,000	197,918,381	4.58%	162,797,896	3.11%
$100,000 and greater	201,779,355	4.21%	162,318,753	3.53%

Total certificates of deposit	399,697,736	4.39%	325,116,649	3.32%

Total	$623,784,984	3.48%	$496,171,066	2.60%

7.	RECLASSIFICATIONS

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; changes in accounting principles and guidelines; competition, demand for loan products; deposit flows; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission, including those in Item 1.A. Risk Factors in this Form 10-Q and Item 1.A. Risk Factors in the Company’s Form 10-K for the year ended September 30, 2005.

Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. Except as required by applicable law or regulation, the Company assumes no obligation to update any forward-looking statements.

RECENT ANNOUNCEMENTS

On May 19, 2006, the Company announced two one-time contributions of $250,000 each to the St. Louis Art Museum and the Arts & Education Council of St. Louis. Of these amounts, $250,000 was paid in February 2006 and was reflected as a charge to earnings during the quarter ended March 31, 2006. While the Company fully intends to honor the remaining pledge if able, it remains a pledge only at this point and its payment will be dependent upon, among other things, the Company’s ability to pay it in subsequent years. Accordingly, the remaining $250,000 has not been recorded as a liability in the Company’s consolidated financial statements at June 30, 2006.

On June 23, 2006, the Company announced an increase of 6.25% in its regular quarterly dividend to 8.5 cents per share of common stock from 8 cents. The new annualized rate is 34 cents per share, up 2 cents per share from the previous annual rate of 32 cents per share. The dividend was payable July 17, 2006 to stockholders of record on July 6, 2006.

OVERVIEW

Pulaski Financial Corp., with total assets of $938.9 million at June 30, 2006, is the holding company for Pulaski Bank, a growth-oriented financial institution. The Bank’s 84-year history as a thrift institution serving retail and commercial customers has created years of customer loyalty that the current generation of management is leveraging in its mission to become the bank of choice in the metropolitan St. Louis community. The Company’s business strategy is to focus on the growth and efficiency of five core banking products, which include two deposit products – checking and money market accounts – and three loan products – residential, home equity and commercial loans. These five products provide the primary source of the Company’s operating income and are the focus of the Company’s balance sheet growth. Driving these relationships are more than 60 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City, which include nine branch locations and two loan production offices. The successful results of this business strategy are reflected in the Company’s asset growth and net income. Total assets grew approximately 19% to $938.9 million at June 30, 2006 from $789.9 million at September 30, 2005, including 18% growth in the retained loan portfolio funded in large part by a 26% increase in deposits. Since September 30, 2001, the Company’s total assets grew $650.7 million from $288.8 million, representing a five-year compound annual growth rate of 27%.

Net Income

Net income for the three months ended June 30, 2006 rose 3% to $2.48 million compared to $2.40 million for the three months ended June 30, 2005. Diluted earnings per share for the third quarter of 2006 were reduced by an increase of 707,000 average diluted shares outstanding resulting from common stock issued in a secondary public offering during February 2006. Driven by growth in loans and deposits, net interest income grew 27% to $6.6 million in the third quarter compared to $5.2 million in the 2005 quarter. Included in third quarter net income were gains on derivative financial instruments totaling $146,000 and $874,000 in 2006 and 2005, respectively, or $91,000 and $542,000, respectively, after tax.

Net income for the nine months ended June 30, 2006 increased 23% to $7.2 million, or $0.76 per diluted share, compared to $5.9 million, or $0.67 per diluted share, for the nine months ended June 30, 2005. For nine-month period, net interest income increased $2.7 million, or 17%, on a $133.1 million increase in interest-earning assets. Net income for the nine months ended June 30, 2006 included a $2.5 million pre-tax gain on the sale of a branch in Kansas City, Missouri.

The Company’s operating results have been negatively impacted during the year by a 21% increase in non-interest expense related primarily to the Company’s successful expansion under its business strategy. The increase was primarily due to the expansion of the commercial division, which doubled the number of loan officers and staff, and three additional bank locations. The Company also incurred additional expenses related to the implementation of procedures required under the Sarbanes Oxley Act. The efficiency ratio was 58% for the three months ended June 30, 2006 compared to 56% for the 2005 period.

Annualized return on average assets was 1.09% for the 2006 quarter compared to 1.34% for the three months ended June 30, 2005. Return on average equity declined to 13.03% for the quarter ended June 30, 2006 from 20.51% for the same period a year ago due to the increase in stockholders’ equity resulting from the Company’s secondary stock offering. In February 2006, the Company raised $16.1 million in additional equity through the issuance of 1.15 million shares of its common. The additional capital was necessary to support the Company’s future growth plans and, accordingly, has not yet been fully leveraged, resulting in the decline in return on average equity during the third quarter.

Business Combination

A significant highlight for the year included the completion of the acquisition of CWE Bancorp, Inc. and its wholly-owned subsidiary, Central West End Bank (“CWE”), as of the close of business on March 31, 2006. The acquisition added two strategic branch locations in a desirable area between Clayton and downtown St. Louis, approximately 4,000 customers, over $41 million of deposits and approximately $12 million in loans. A full integration of CWE’s data processing systems was completed in May 2006, which enabled the Bank to offer these new customers its complete range of loan and deposit products. The acquisition was accretive to third quarter earnings, despite incurring a $125,000 pre-tax expense during the quarter ended June 30, 2006 for the conversion of CWE’s customer data onto the Bank’s data processing system.

Core Product Growth

Core deposits increased significantly during the nine-month period due primarily to continued commercial and municipal deposit growth and the acquisition of CWE. During the nine months ended June 30, 2006, checking account balances increased $37.7 million to $95.8 million, money market accounts increased $11.9 million to $94.5 million, and passbook savings accounts increased $3.5 million to $33.7 million, bringing total core transaction accounts to $224.1 million at June 30, 2006 from $171.1 million at September 30, 2005. The acquisition of CWE added $14.2 million of checking accounts, $7.1 million of money market accounts and $4.4 million of passbook savings accounts.

The retained loan portfolio expanded 18%, or $116.5 million, from $633.2 million at September 30, 2005 to $749.7 million at June 30, 2006. The growth in the loan portfolio was driven by balanced retained loan growth, including a 56%, or $66.9 million, increase in loan balances in the commercial division, a 31% increase in loan balances in the residential division, a 13% increase in loan balances in the consumer and home equity division and $12 million in loans acquired from CWE.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income for the quarter ended June 30, 2006 increased 26% to $6.6 million compared to $5.2 million for the comparable quarter last year. The increase was due primarily to growth in the loan portfolio funded by growth in low-cost deposits. The Bank’s net interest margin increased from 3.13% for the quarter ended June 30, 2005 to 3.22% for the quarter ended June 30, 2006. The increase in the margin was due primarily to the addition of approximately $41 million of deposits from the CWE acquisition, that were used to retire higher cost borrowings from the Federal Home Loan Bank. The yields on interest-earning assets and the cost of interest-bearing liabilities increased as the result of actions taken by the Federal Reserve’s Open Market Committee (“FOMC”), which raised the Federal funds rate 25 basis points at 45-day intervals following its last 15 meetings. For the nine months ended June 30, 2006, net interest income rose 17% to $18.1 million compared to $15.5 million for the same 2005 period. The increase for the year was also driven by the growth in average interest earning assets, which increased $133.1 million to $771.1 million during the nine months ended June 30, 2006. The Bank’s balance sheet is very sensitive to changes in interest rates, with approximately two-thirds of its assets and liabilities repricing within one year. This interest-rate risk profile is expected to protect the Bank from long-term changes in interest rates. However, the overall timing of the Bank’s assets repricing within the one-year timeframe generally lag the timing of liability repricing, resulting in temporary compressions of the net interest margin in times of rapidly rising interest rates.

Total interest income during the quarter ended June 30, 2006 increased $4.5 million, or 46%, to $14.3 million compared to $9.8 million for the quarter ended June 30, 2005. For the nine months ended June 30, 2006, interest income rose 42.8% to $38.2 million from $26.7 million for the nine months ended June 30, 2005. The rise in interest income for the three- and nine- month periods was due to robust growth in the average balance of the loan portfolio and increased yields resulting from loans repricing in the rising interest rate environment combined with the addition of higher-yielding commercial loans. The average balance of retained loans rose $140.9 million to $733.8 million for the quarter ended June 30, 2006 from $592.9 million for the quarter ended June 30, 2005. The average yield on the retained loan portfolio rose 117 basis points to 7.09% from 5.92% in the comparable quarter last year. For the nine months ended June 30, 2006, the average balance of retained loans rose $126.3 million to $694.1 million and the average yield increased 106 basis points to 6.77%. The growth in loan balances consists primarily of growth in commercial and residential real estate loans (see Management’s Discussion of Core Business Strategy).

Partially offsetting growth in interest income was a rise in interest expense. Total interest expense increased $3.1 million, or 68%, to $7.6 million for the third quarter of 2006 compared to $4.5 million for the same period a year ago. For the nine months ended June 30, 2006, interest expense rose 78% to $20.0 million from $11.3 million in last year’s period. The rise in interest expense for the three- and nine-month periods was due primarily to market-driven changes in the cost of funds, which increased 110 basis points from 2.86% for the quarter ended June 30, 2005 to 3.96% for the quarter ended June 30, 2006, and increased 122 basis points from 2.48% for the nine months ended June 30, 2005 to 3.70% for the nine months ended June 30, 2006.

Nonperforming Assets

Nonperforming assets increased to $10.0 million at the end of the third quarter, compared with $9.7 million at second quarter-end and $6.8 million at the end of the prior fiscal year. Nonperforming loan balances increased from $6.0 million at September 30, 2005 to $6.8 million at June 30, 2006, but declined $1.8 million from March 31, 2006, as the Company took several properties in settlement of debts including a $1.1 million commercial building. Real estate acquired in settlement of loans increased from $754,000 at September 30, 2005 to $3.1 million at June 30, 2006. Such real estate is carried at the lower of cost or fair market value and as such the Company anticipates the ability to sell the properties without any significant additional loss.

MANAGEMENT’S DISCUSSION OF CORE BUSINESS STRATEGY

Loan yields relative to prime rates are declining in the St. Louis market due to strong competitive forces from de novo and large national banks striving to gain market share. Consequently, Bank management has expanded its deposit sales focus in an effort to attract lower-costing core deposits, thereby bolstering the Bank’s net interest margins. The result has been sustained organic growth for the nine-month period ending June 30, 2006.

Total liabilities increased $123.6 million to $865.2 million at June 30, 2006 compared to $741.6 million at September 30, 2005. Total deposits increased $127.6 million during 2006, including $41.4 million of deposits acquired from CWE. The Bank’s strategic focus on growing core liability products centers on checking account and money market deposit growth. For the nine months ended June 30, 2006, checking and money market accounts increased $49.5 million to $190.4 million.

Checking account balances increased 65%, or $37.6 million, to $95.8 million at June 30, 2006 from $58.2 million at September 30, 2005. Checking accounts are the Bank’s lowest-cost deposits and are also the primary source of retail banking revenue. The increases were due to organic growth in retail deposits and the recent addition of the CWE locations. Retail banking revenue increased 24% for the three-month period and 22% for the nine-month period ended June 30, 2006 to $786,000 and $2.2 million, respectively, compared to $632,000 and $1.8 million, respectively, for the same periods a year ago.

Money market account balances increased $11.9 million, to $94.5 million at June 30, 2006 from $82.6 million at September 30, 2005. The Bank is in its fifth year of pursuing money market accounts as a core deposit product and its third year of successfully marketing the “Big Bertha Money Market Account.” The money market product carries similar interest rate characteristics to the Bank’s home equity and prime-adjusting commercial loans and results in an ideal source of funds for the growth of these portfolios. Money market accounts are generally less interest-rate sensitive and more stable than CD balances. The Bank has remained disciplined in its pricing, resulting in slow, but stable, growth in this product.

In addition to core deposits, other sources of funds include time deposits, FHLB advances and subordinated debt. At June 30, 2006, the Company had $399.7 million of time deposits, including $142.0 million of brokered deposits compared to $118.9 million in brokered deposits at September 30, 2005. The Bank also experienced strong growth in time deposits offered under the Certificate of Deposit Account Registry Service® (“CDARS”), which provides a means to attract and federally insure time deposits in excess of $100,000. CDARS deposit balances, which are included in total time deposits, increased from $34.1 million at September 30, 2005, with a weighted average rate of 3.42%, to $72.5 million at June 30, 2006, with a weighted average rate of 4.75%. Approximately half of the growth in CDARS balances stemmed from successful sales efforts to local union districts. The Company also had $188.5 million of FHLB advances and $19.6 million of subordinated debt at June 30, 2006, compared to $171.0 million in FHLB advances and $19.6 million of subordinated debt at September 30, 2005.

The Bank’s retained loan portfolio, net of allowance for loan losses increased $116.5 million, or 18.4%, to $749.7 million at June 30, 2006 from $633.2 million at September 30, 2005, including $12 million in loans acquired in the purchase of CWE. The Bank’s strong commitment to its three core lending products, commercial, home equity lines of credit and residential mortgage loans continues to drive the growth in the Bank’s interest earning assets.

Commercial loans, consisting of $136.8 million of commercial real estate loans, $45.5 million of commercial and industrial loans (“C&I”), $18.7 million multi-family permanent and development loans and $19.7 million of construction and development loans, increased $64.3 million to $220.7 million at June 30, 2006 compared to $156.4 million at September 30, 2005. Fueled by the commercial loan relationships, commercial checking and money market deposits rose $32.5 million during the nine months ended June 30, 2006 and totaled $67.5 million by quarter end. The Bank had no non-performing commercial loans, $1.1 million in other commercial real estate acquired in settlement of loans, and an allowance for loan losses of $2.4 million, or 1% of the commercial loan portfolio. The Company has not experienced any charge-offs in its commercial loan portfolio. However, most of these commercial loans are seasoned less than three years.

Permanent and construction residential loan balances increased $29.5 million to $328.9 million at June 30, 2006 compared to $289.4 million at September 30, 2005, including $12 million of loans acquired in the CWE purchase. As a large-volume mortgage lender, the Bank has the opportunity to carefully select loans to retain in its portfolio. Typically, loans originated for portfolio mature or reprice within three years and carry higher credit risk and interest rate yields than residential loans that are originated for sale. Due, in part, to the historically strong collateral of the residential loan portfolio, the Bank has experienced a low level of losses with this product. Net charge-offs during the nine months ended June 30, 2006 were $604,000 compared to $287,000 for the nine months ended June 30, 2005. Current year charge-offs included $378,000 of loss recognized in an effort to work out two pools of non-performing residential loans through the sale, at discounts, to investors specializing in troubled asset workouts.

Residential mortgage loans originated and sold to investors on a servicing-released basis are one of the Company’s largest sources of non-interest income and the gains on the sales of loans are the primary component of mortgage revenues. Mortgage revenue for the quarter ended June 30, 2006 declined 23% to $1.2 million on $321.0 million of sales, from $1.6 million on $264.1 million of sales for the quarter ended June 30, 2005. The Company’s third quarter operating results, when compared to the 2005 quarter, have been negatively impacted by a highly competitive mortgage-lending environment, resulting in narrower gross margins on loan sales and higher per-unit production costs due to poor efficiency. However, mortgage revenues increased $646,000, or 110%, over the quarter ended March 31, 2006. Management took several actions late in the second quarter of 2006 to increase efficiency, including adjusting loan officers’ incentives, increasing underwriting fees charged to originate a loan and reducing certain fixed overhead costs. These changes, combined with seasonal trends, resulted in increased revenues over the second quarter.

Home equity lines of credit have historically been the Bank’s most consistently growing portion of the loan portfolio. However, higher interest rates and a flattened yield curve have prompted many borrowers to opt for fixed-rate second mortgages and to pay down high-cost borrowings when possible. Consequently, growth rates for the equity lines of credit have slowed dramatically. The equity line balances increased $12.4 million to $208.0 million at June 30, 2006 compared to $195.6 million at September 30, 2005. Home equity loans are typically approved for qualified borrowers in conjunction with their first mortgage loan applications. The large volume of mortgage loans originated in recent years has provided many opportunities to cross-sell this product to customers. As a prime-based asset, home equity lines carry low interest-rate risk characteristics and attractive yields, and provide stability to the Company’s net interest margin. In recent quarters, the Company has seen a rise in both balances and charge-offs of non-performing home equity lines. The charge-offs have come almost exclusively from high loan-to-value lines of credit with 90% to 100% loan to values. The home equity line portfolio contains $5.6 million of loans in the 90% to 100% loan-to-value category. At June 30, 2006, the Bank had $1.4 million of non-performing home equity loans. Home equity net charge-offs totaled $85,000 for the nine months ended June 30, 2006.

AVERAGE BALANCE SHEETS

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

	Three Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$524,976	$8,949	6.82%	$403,055	$5,927	5.88%
Consumer	3,712	55	5.93%	3,039	48	6.32%
Home equity	205,131	4,007	7.81%	186,819	2,798	5.99%

Total loans retained	733,819	13,011	7.09%	592,913	8,773	5.92%

Loans available for sale	57,416	933	6.50%	51,243	759	5.92%

Debt securities	12,704	116	3.65%	4,646	43	3.70%
FHLB stock	8,976	88	3.92%	8,647	85	3.93%
Mortgage-backed securities	4,217	48	4.55%	5,490	66	4.81%
Other	9,332	62	2.66%	7,651	49	2.56%

Total interest-earning assets	826,464	14,258	6.90%	670,590	9,775	5.83%

Non-interest-earning assets	80,701			46,792

Total assets	$907,165			$717,382

Interest-bearing liabilities:
Demand deposit	$62,824	$241	1.53%	$37,749	32	0.34%
Savings	35,818	32	0.36%	33,382	29	0.35%
Money market	97,150	759	3.13%	91,301	467	2.05%
Time deposits	380,808	4,142	4.35%	280,334	2,240	3.20%

Total interest-bearing deposits	576,600	5,174	3.59%	442,766	2,768	2.50%

FHLB advances	168,269	2,016	4.79%	166,523	1,447	3.48%
Note payable	3,489	62	7.11%	3,659	46	5.03%
Subordinated debentures	19,589	359	7.33%	19,589	265	5.41%

Total interest-bearing liabilities	767,947	7,611	3.96%	632,537	4,526	2.86%

Non-interest bearing liabilities:
Non-interest bearing deposits	33,169			22,058
Other non-interest bearing liabilities	29,968			15,973

Total non-interest-bearing liabilities	63,137			38,031

Stockholders’ equity	76,081			46,814

Total liabilities and stockholders’ equity	$907,165			$717,382

Net interest income		$6,647			$5,249

Interest rate spread (2)			2.94%			2.97%
Net interest margin (3)			3.22%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.62%			106.02%

(1)	Includes non-accrual loans with an average balance of $1.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2006			June 30, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$489,917	$23,904	6.51%	$388,152	$16,721	5.74%
Consumer	3,510	160	6.08%	3,184	141	5.90%
Home Equity	200,715	11,188	7.43%	176,492	7,441	5.62%

Total loans retained	694,142	35,252	6.77%	567,828	24,303	5.71%

Loans available for sale	45,315	2,031	5.98%	42,929	1,772	5.50%

Debt securities	12,034	353	3.91%	7,465	143	2.55%
FHLB stock	8,552	221	3.45%	8,019	207	3.44%
Mortgage-backed securities	4,415	157	4.74%	5,913	213	4.80%
Other	6,649	175	3.51%	5,839	108	2.47%

Total interest-earning assets	771,107	38,189	6.60%	637,993	26,746	5.59%

Non-interest-earning assets	63,049			45,282

Total assets	$834,156			$683,275

Interest-bearing liabilities:
Demand deposit	$45,913	447	1.30%	$36,670	88	0.32%
Savings	32,592	86	0.35%	33,333	87	0.35%
Money market	94,438	2,038	2.88%	87,259	1,152	1.76%
Time deposits	362,941	10,882	4.00%	271,543	5,498	2.70%

Total interest-bearing deposits	535,884	13,453	3.35%	428,805	6,825	2.12%

FHLB advances	163,222	5,410	4.42%	156,679	3,690	3.14%
Note payable	3,546	174	6.54%	3,744	126	4.49%
Subordinated debentures	19,589	1,008	6.86%	16,757	632	5.03%

Total interest-bearing liabilities	722,241	20,045	3.70%	605,985	11,273	2.48%

Non-interest bearing liabilities:
Non-interest bearing deposits	29,467			19,573
Other non-interest bearing liabilities	20,340			13,174

Total non-interest-bearing liabilities	49,807			32,747

Stockholders’ equity	62,108			44,543

Total liabilities and stockholders’ equity	$834,156			$683,275

Net interest income		$18,144			$15,473

Interest rate spread (2)			2.90%			3.11%
Net interest margin (3)			3.14%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.77%			105.28%

(1)	Includes non-accrual loans with an average balance of $2.1 million and $862,000 for the nine months ended June 30, 2006 and 2005, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

Interest-earning assets:
Loans receivable
Real estate and commercial	$1,977	$1,045	$3,022	$4,752	$2,431	$7,183
Consumer	24	(17)	7	14	5	19
Home Equity	295	914	1,209	1,119	2,628	3,747

Total loans retained	2,296	1,942	4,238	5,885	5,064	10,949
Loans available for sale	96	78	174	101	158	259

Debt securities	76	(3)	73	112	98	210
FHLB stock	5	(2)	3	13	1	14
Mortgage-backed securities	(15)	(3)	(18)	(53)	(3)	(56)
Other	10	3	13	17	50	67

Net change in income on interest earning assets	2,468	2,015	4,483	6,075	5,368	11,443

Interest-bearing liabilities:
Demand deposits	44	165	209	28	331	359
Savings	(7)	10	3	(1)	—	(1)
Money market	32	260	292	101	785	886
Time deposits	950	952	1,902	2,215	3,169	5,384

Total interest-bearing deposits	1,019	1,387	2,406	2,343	4,285	6,628
FHLB advances	15	554	569	160	1,560	1,720
Note payable	(14)	30	16	(11)	59	48
Subordinated debentures	—	94	94	119	257	376

Net change in expense on interest bearing liabilities	1,020	2,065	3,085	2,611	6,161	8,772

Change in net interest income	$1,448	$(50)	$1,398	$3,464	$(793)	$2,671

Additional Discussion of Financial Condition

Cash and cash equivalents decreased $5.1 million from $25.7 million at September 30, 2005 to $20.6 million at June 30, 2006. The balance of cash includes vault cash reserves and other liquid deposit balances with correspondent, Federal Reserve and Federal Home Loan banks.

Debt securities held to maturity increased $3.4 million from $6.0 million at September 30, 2005 to $9.4 million at June 30, 2006. The Bank purchased debt securities to pledge against certain large deposits.

Premises and equipment increased $3.9 million to $17.6 million at June 30, 2006 from $13.7 million at September 30, 2005. The acquisition of CWE added $1.6 million of premises and equipment. In addition, the Bank is in the process of constructing a new branch facility in Richmond Heights, Missouri, which added $1.6 million during the period. Also, the Company invested $514,000 in building improvements and $558,000 in equipment and furniture during the period.

Bank-owned life insurance (“BOLI”) increased $7.5 million to $23.2 million at June 30, 2006 from $15.6 million at September 30, 2005. During the March quarter, the Company purchased an additional policy for $6.5 million and added $452,000 from the acquisition of CWE. The tax-adjusted yield on the BOLI portfolio was 6.81% at June 30, 2006.

Total stockholders’ equity increased $25.5 million to $73.7 million at June 30, 2006 from $48.2 million at September 30, 2005. Changes in equity during the nine month period included a $16.1 million increase following the completion of a secondary common stock offering of 1,150,000 shares and a $3.7 million increase due to common stock issued in conjunction with the acquisition of CWE. Retained earnings increased $4.9 million for the nine-month period due to net income of $7.2 million reduced by dividends paid to shareholders of $2.3 million.

NON-PERFORMING ASSETS AND DELINQUENCIES

Nonperforming assets increased to $10.0 million at the end of the third quarter, compared with $9.7 million at second quarter-end and $6.8 million at the end of the prior fiscal year. Nonperforming loan balances increased from $6.0 million at September 30, 2005 to $6.8 million at June 30, 2006, but declined $1.8 million from the prior quarter as the Company took several properties in settlement of debts, including a $1.1 million commercial building. Real estate acquired in settlement of debt increased from $754,000 at September 30, 2005 to $3.1 million at June 30, 2006. The provision for loan losses for the quarter totaled $292,000 compared with $529,000 in the same period a year ago. The lower provision was the result of improved overall loan quality as the level of nonperforming loans improved to 0.82% of total loans at June 30, 2006 compared to 1.11% at March 31, 2006 and 0.85% at September 30, 2005. The allowance for loan losses was $7.6 million at June 30, 2006, or 111.74% of nonperforming loans, 0.92% of total loans and 1.02% of total loans retained for the portfolio, which compared to 113.51% of nonperforming loans, 0.97% of total loans and 1.07% of loans retained for the portfolio at September 30, 2005.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb losses inherent in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of expected losses inherent in the loan portfolio. Management estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, and can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery history, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Bank’s five-year average historical net charge-off experience has been low, totaling only $342,000. While the charge-offs have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses was due to the growth in loan balances, the risk inherent in the loan portfolio and loan product diversification. The Company was historically a lender of only one-to-four family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. At present, the property values in the Company’s lending areas have been stable.

The following table represents activity in the allowance for loan losses for the nine months ended June 30, 2006 and 2005.

	Nine Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$6,806	$5,579
Provision charged to expense	1,151	996
Allowance on loans acquired in business combination	282	—
Charge-offs	(612)	(281)
Recoveries	8	4

Balance, end of period	$7,635	$6,298

Ratio of allowance to total loans outstanding	0.92%	0.91%
Ratio of allowance to nonperforming loans	111.74%	98.90%

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

DISCUSSION OF OTHER INCOME AND EXPENSE FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006

Title insurance policy sales generated $186,000 in gross revenues for the quarter ended June 30, 2006 and $559,000 for the nine months ended June 30, 2006 compared to $180,000 and $495,000 for the three- and nine-month periods a year ago.

Investment brokerage sales generated $152,000 in gross revenues for the quarter ended June 30, 2006 and $419,000 for the nine months ended June 30, 2006 compared to $110,000 and $508,000, respectively, for the three- and nine-month periods a year ago. Investment brokerage revenues have been negatively impacted by the current interest-rate environment and the resulting lack of demand for bond investments.

Other noninterest income consists primarily of changes in the cash surrender value of BOLI, insurance commissions, fee income from a correspondent bank and lease income from tenants. Other noninterest income totaled $465,000 for the three-month period ending

June 30, 2006 compared to $302,000 for the three-month period ending June 30, 2005. For the nine-month period ending June 30, 2006 other income was $1.4 million compared to $900,000 for the nine months ended June 30, 2005. The increases during the quarter and nine months ended June 30, 2006 were due primarily to an increase in income from BOLI resulting from the purchase of a $6.5 million policy during the March 2006 quarter.

Salaries and employee benefits expense increased $419,000 to $2.7 million for the three months ended June 30, 2006 from $2.3 million for the same period in 2005. The increase in compensation was due to growth in the commercial division as well as the expanded branch locations and other staff additions. Salaries expense was higher than the same period a year ago, but was partially offset by declines in compensation expense associated with the employee stock ownership plan (“ESOP”) and employee bonuses. The shares in the Company’s ESOP were fully allocated at September 30, 2005 and no additional expense has been incurred since that date. In addition, the Company scaled back its employee bonus program in 2006 compared to 2005.

Occupancy, equipment and data processing expense increased 32% to $1.4 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. The increased expense was due to depreciation and operating expenses associated with the additional branch location in Chesterfield, Missouri, and the two branches acquired from CWE, combined with added depreciation expense from improvements to existing properties and higher data processing costs resulting from growth in customer account activity.

Loss/Gain on derivative financial instruments was a $146,000 gain for the three months ended June 30, 2006 compared to an $874,000 gain for the three months ended June 30, 2005. For the nine-month period ended June 30, 2006, the losses were $334,000 compared to gains of $404,000 for the nine months ended June 30, 2005. The documentation concerns that forced the loss of hedge accounting in prior periods, resulting in the recognition of the losses, were corrected during the March 2006 quarter, enabling the Company to apply hedge accounting. The small gains and losses incurred in the June and March 2006 quarters are expected to be typical of small gains and losses the Company will experience until the derivative instruments mature or are called. All the losses are expected to be recovered in future periods as the derivative instruments mature.

Charitable donations increased $242,000 to $325,000 for the nine months ended June 30, 2006 compared to 2005. The increase was due primarily to a contribution of $250,000 to a St. Louis community-based organization during the second quarter of 2006.

Professional services increased $37,000 to $279,000, and $254,000 to $943,000, during the three- and nine-month periods ended June 30, 2006, respectively, compared to the same periods in 2005. The increases were the result of increased expenses associated with the development, implementation and testing of procedures to comply with the requirements of the Sarbanes-Oxley Act and legal and professional fees incurred in connection with the resolution of the issues surrounding the accounting for derivative financial instruments.

INCOME TAXES

The provision for income taxes was $1.4 million for each of the three months ended June 30, 2006 and June 30, 2005. For the nine-month periods, the provision for income taxes was $4.0 million during 2006 compared to $3.5 million during 2005. The effective tax rates for the three-month periods ended June 30, 2006 and 2005 were 36.1% and 36.7%, respectively, and were 35.4% and 37.3%, respectively for the nine-month periods ended June 30, 2006 and 2005. The lower effective tax rates in 2006 were the result of an increase in BOLI income, which is non-taxable, and a decrease in compensation expense associated with the ESOP, which was non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Bank had outstanding commitments to originate loans of $111.1 million, commitments to sell loans on a best-efforts basis of $163.1 million and commitments to sell mortgage-backed securities of $27.0 million. At the same date, certificates of deposit that were scheduled to mature in one year or less totaled $269.2 million. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or lower LTV, as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At June 30, 2006, the Bank had approximately $27.8 million in additional available borrowing authority under the above-mentioned arrangement, and $188.5 million of outstanding FHLB advances. The Company also maintains a line of credit with the Federal Reserve Bank of St. Louis and a $16.0 million line of credit with a correspondent bank.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with more than 87% of the loans being sold to the secondary residential mortgage investment community. Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $831.8 million in cash during the nine months ended June 30, 2006 and provided proceeds of cash of $821.9 million from loan sales. The Company realized $2.l million of gains on sale of loans. Also, the Company realized a $2.5 million gain on sale of a branch location.

The primary use of cash from investing activities is the origination of loans that are held in portfolio. During the nine months ended June 30, 2006, the Company had a $111.9 million net increase in loan originations, which increased from $102.7 million for the nine months ended June 30, 2005. The Company also had $15.7 million of cash acquired from CWE and had a cash outflow of $19.4 million on the sale of a branch location. In addition, the Company sold $8.1 million of debt securities acquired from CWE.

Supporting the growth in the loan portfolio, the Company’s primary source of funds from financing activities came from deposits, which increased $83.9 million compared to a $93.8 million increase for the nine months ended June 30, 2005. The Company also had a secondary common stock offering that resulted in a $16.1 million increase in cash. FHLB advances increased $17.5 million compared to a $19.5 million increase for the nine months ended June 30, 2005.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2006:

	June 30, 2006
	(In thousands)
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
Three months or less	$119,202	$113,500	$—	$15,533	$—
Over three months through six months	74,690	—	—	—	—
Over six months through twelve months	75,325	11,000	3,405	—	—
Over twelve months	130,481	64,000	—	—	19,589

Total	$399,698	$188,500	$3,405	$15,533	$19,589

CONTRACTUAL OBLIGATIONS

In addition to owned banking facilities, the Company has entered into long-term operating lease arrangements to support ongoing activities. The required payments under such commitments and other obligations at June 30, 2006 are as follows:

Less than one year	$334,345
Over 1 year but less than 5 years	363,177
Over 5 years	—

Total	$697,522

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (the “OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3% and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the OTS. The OTS requires the Bank to maintain minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006 and September 30, 2005, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s regulatory capital levels compared to its regulatory capital requirements at June 30, 2006:

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2006 Tangible capital (to total assets)	$90,041	9.66%	$13,983	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	97,352	12.37%	62,968	8.00%	$78,710	10.00%
Tier I risk-based capital (to risk-weighted assets)	90,041	11.44%	39,355	5.00%	47,226	6.00%
Tier I total capital (to total assets)	90,041	9.66%	37,287	4.00%	46,609	5.00%

As of September 30, 2005 Tangible capital (to total assets)	$67,663	8.60%	$11,796	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	74,280	10.85%	54,751	8.00%	$68,439	10.00%
Tier I risk-based capital (to risk-weighted assets)	67,663	9.89%	34,219	5.00%	41,063	6.00%
Tier I total capital (to total assets)	67,663	8.60%	31,455	4.00%	39,319	5.00%

EFFECTS OF INFLATION

Changes in interest rates can have a significant impact on a bank’s performance because virtually all assets and liabilities of banks are monetary in nature. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase equity capital at higher than normal rates to maintain an appropriate equity-to-asset ratio. The Company’s operations are not currently impacted by inflation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2006 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The Company employs derivative financial instruments to assist in its management of interest-rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities.

The Company utilizes derivative financial instruments to assist in its management of interest rate sensitivity of certain mortgage assets. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At June 30, 2006, the Company had issued $112.4 million of unexpired interest rate lock commitments to mortgage loan customers compared to $147.1 million of unexpired commitments at September 30, 2005.

The Company typically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset with similar characteristics as the bank-issued commitment, but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgaged backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward sales commitments of mortgage-backed securities of $27.0 million in notional value at June 30, 2006 and $15.0 million at September 30, 2005. At June 30, 2006, this hedge was matched against $26.8 million of interest rate lock commitments that were to be sold through the mandatory delivery of loan pool sales compared to $11.5 million of interest rate lock commitments at September 30, 2005.

The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was $154,285 and $83,800 at June 30, 2006 and September 30, 2005, respectively. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was $162,248 and $104,250 at June 30, 2006 and September 30, 2005, respectively.

The Company entered into interest rate swap agreements to hedge a number of its brokered certificates of deposit in order to convert the fixed rates on the brokered CDs into variable LIBOR rates. The effect of a swap agreement is that the counterparty pays the fixed rate to the Company while the Company pays the LIBOR rate to the counterparty. The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of June 30, 2006 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value
10/20/2008	$10,000,000	5.04%	4.30%	$(265,153)
11/19/2009	10,000,000	5.06%	3.50%	(323,572)
11/23/2009	10,000,000	5.04%	3.75%	(326,408)
11/26/2010	10,000,000	5.06%	4.13%	(569,064)
11/26/2010	5,000,000	5.05%	4.13%	(282,697)
11/26/2010	5,000,000	5.04%	4.13%	(280,861)
1/24/2010	10,000,000	5.02%	3.70%	(519,085)
1/28/2011	10,000,000	5.05%	4.30%	(286,109)
2/25/2011	5,000,000	5.04%	4.80%	(177,062)
9/14/2012	5,000,000	5.04%	4.25%	(172,217)

Total	$80,000,000			$(3,202,228)

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

During the quarter ended December 31, 2005, Pulaski Financials’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of September 30, 2005, and concluded that, because of the existence of a material weakness in Pulaski Financial’s internal control over financial reporting as of such date (as discussed in management’s report on internal control over financial reporting in its annual report on Form 10-K,) Pulaski Financial’s disclosure controls and procedures were not effective as of such date. To remedy the internal control deficiencies over financial reporting relating to the accounting for certain derivative instruments, Pulaski Financial established procedures subsequent to December 31, 2005 to provide sufficient testing and verification that any existing or new hedging instruments meet the criteria for hedge accounting. As of March 31, 2006, such procedures were finalized, and as such, a material weakness in internal controls over financial reporting no longer existed at June 30, 2006.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We have evaluated the requirements of SFAS No.154 and do not expect it to have a material effect on our financial condition or results of operations.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. We have evaluated the requirements of SFAS No. 156 and do not expect it to have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“Interpretation No. 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December15, 2005. The Company is currently evaluating the requirements of Interpretation No. 48 to determine the impact on its financial condition and results of operations.

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

Item 1A. Risk Factors:

In addition to the other information set forth in this report, the reader should consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also could materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2006 through April 30, 2006	—	—	—	25,493
May 1, 2006 through May 31, 2006	—	—	—	25,493
June 1, 2006 through June 30, 2006	5,000	$16.60	5,000	20,493
Total	5,000	$16.60	5,000

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of the Company’s common stock. On July 21, 2003, the Company declared a two-for-one split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, the Company declared a three-for-two stock split, increasing the shares authorized under this program to 420,000. The Company expects to acquire the remaining 20,493 shares authorized for repurchase; however, the timing of the repurchases and the number of shares repurchased, if any, will depend upon market conditions and other factors.

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: Not applicable

Item 6. Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Bylaws of Pulaski Financial Corp.(3)

4.0	Form of Certificate for Common Stock (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
(3)	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.
(4)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 8, 2006	/s/William A. Donius
William A. Donius
Chairman, President and Chief Executive Officer

Date: August 8, 2006	/s/Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer