Form 10-K
period 2006-09-30
PULASKI FINANCIAL CORP
filed 2006-12-13
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (314) 878-2210

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check One):

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $138.6 million.

There were issued and outstanding 9,964,346 shares of the registrant’s common stock as of December 13, 2006.

Documents Incorporated by Reference

Portions of 2006 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).

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

General

Pulaski Financial Corp. is the holding company for Pulaski Bank (the “Bank”). Our primary asset is our investment in the Bank, but we also maintain an investment securities portfolio for liquidity. We have both subordinated debt in the form of trust preferred securities and other borrowings, the proceeds from which have been injected into the Bank as capital. Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its nine full-service offices in the St. Louis metropolitan area and its loan production office in the Kansas City metropolitan area. Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate one- to four-family residential mortgage loans, home equity lines of credit, commercial real estate and commercial and industrial loans within its lending market.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City metropolitan area. In the St. Louis metropolitan area, we conduct operations out of our main office and eight bank branch offices. In the Kansas City metropolitan area, we operate out of a mortgage lending office in Johnson County, Kansas, which we opened in fiscal 2003.

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

At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.3% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the 14th largest market share out of 130 financial institutions with offices in this metropolitan statistical area. Banks owned by large bank holding companies such as US Bancorp, Bank of America Corporation and Regions Financial Corp. operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the St. Louis metropolitan area.

Lending Activities

Residential Mortgage Lending. The majority of our mortgage production is sold on a best efforts, flow basis, servicing-released, to more than twenty different regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows us to offer more competitive interest rates. Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-yielding, short-term funds. Loan sale activity is our largest source of non-interest income.

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

We offer a variety of adjustable-rate mortgage (“ARM”) loans. These ARM loans may be sold in the secondary market or originated for portfolio investment. The loan fees charged, interest rates and other provisions of our ARM loans are determined by us on the basis of our own pricing criteria, the composition and interest rate risk of our current loan portfolio and market conditions. Interest rates and payments on our

ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on our ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We qualify the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years. We do not originate negative amortization loans for portfolio investment. We believe that the periodic adjustment feature of our ARM loans provides us the flexibility to offer initial interest rates that are competitive while limiting our long-term exposure to interest-rate risk.

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

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price. We will make loans in excess of that limit provided the borrower obtains mortgage insurance or the customer demonstrates sufficient credit history and ability to service the debt. In some cases, borrowers choose to obtain subordinate financing from us in order to limit the first mortgage to 80% or less. Our second mortgages, which often have high loan-to-value ratios when combined with the first mortgage on the property, are priced with enhanced yields so that we are compensated for the absence of mortgage insurance. In the case of loans guaranteed by the FHA or VA, we offer first mortgage loans with loan-to-value ratios of up to 97% and 100%, respectively.

We generally obtain appraisals on our real estate loans from independent appraisers. In July 2006, the Company hired a staff of experienced appraisers. In future periods, the Company anticipates performing the majority of appraisals through the in-house staff. By using in-house staff to perform the appraisal services, management has improved the independence of the appraisal process as loan officers no longer have the ability to control the assignment of the appraisal services.

Construction and Development Loans. We originate real estate construction and development loans that consist primarily of 1-4 family residence construction loans made to both developers and retail mortgage customers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external title company experts to ensure that loan disbursements are substantiated by regular inspections and review. Construction and development loans are similar to all residential loans in that borrowers are underwritten according to their adequacy of repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due. In most instances, loan amounts are limited to 85% of the “as completed” appraised value of the construction project.

Commercial Real Estate Loans. We engage in commercial real estate lending, typically through direct originations. We have expanded our commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans. Our commercial loan policy limits our lending limit to 15% of our unimpaired Bank capital plus reserves, which was $96.6 million at September 30, 2006.

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

Consumer and Other Loans. We originate consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans consist primarily of home equity lines of credit (“HELOC”), but also include automobile loans, unsecured loans, and other secured consumer goods loans.

Home equity lines of credit are secured with a deed of trust and are issued in an amount up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. We generally obtain mortgage insurance for home equity loans with greater than 90% loan to value. The standards under which these loans are underwritten are analogous to credit lending, rather than mortgage lending, since underwriting decisions are based primarily on the borrower’s credit history and capacity to repay rather than on the value of the collateral. Interest rates on the home equity lines of credit are adjustable and are tied to the current prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. Our introductory rate on HELOC loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property with better rates given to borrowers with more equity. Home equity lines of credit, because they are secured by residential properties, contain less interest rate risk to us. Lending up to 100% of the value of the property presents greater credit risk to us. Consequently, we limit this product to customers with a favorable credit history.

Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans.

Loan Marketing and Processing. Loan applicants come through direct marketing efforts by our loan officers, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions. All types of loans may be originated in any of our offices, although most loans are closed at our main office. Loans we retain in our portfolio are serviced from our main office. Loans sold into the secondary mortgage market are generally sold on a “servicing released” basis and are serviced by the purchaser while loans sold on a participation basis are serviced by us. Loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by a fee appraiser approved by us and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure. The President and Chief Executive Officer may approve loans up to $750,000. An internal loan committee approves loans up to $8.0 million, while all loans above this level are approved by the full board of directors.

Loan applicants are promptly notified of our decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Underwriting Risks.

Adjustable-Rate Loans. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changed rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans we originate generally provide, as a marketing incentive initial rates of interest below the fully-indexed rates, these loans are theoretically subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

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

TABLE 1: Loan Portfolio

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate – mortgage:
Residential	$314,746	39.43%	$255,729	39.65%	$242,659	46.70%	$167,410	59.25%	$157,776	66.70%
Commercial and multi-family	164,157	20.56%	118,695	18.40%	63,592	12.24%	8,905	3.15%	11,927	5.04%
Real estate – construction	57,195	7.16%	45,022	6.98%	34,441	6.63%	12,531	4.44%	3,656	1.55%
Commercial and industrial	48,785	6.11%	26,306	4.08%	16,787	3.23%	–	–	–	–
Consumer and other:
Home equity	207,153	25.95%	195,647	30.34%	158,462	30.50%	89,298	31.61%	55,410	23.42%
Automobiles	2,123	0.27%	1,838	0.28%	1,801	0.35%	2,592	0.92%	5,886	2.49%
Other	4,154	0.52%	1,676	0.27%	1,884	0.35%	1,794	0.63%	1,893	0.80%

Total loans	798,313	100.00%	644,913	100.00%	519,626	100.00%	282,530	100.00%	236,548	100.00%

Less:
Loans in process	10,176		8,843		6,615		3,083		7,293
Unamortized loan origination costs, net of loan fees	(4,879)		(3,931)		(3,152)		(1,313)		(879)
Allowance for loan losses	7,817		6,806		5,579		3,866		2,553

Total loans receivable, net	$785,199		$633,195		$510,584		$276,894		$227,581

TABLE 2: Loan Maturities and Repricing(1)

	At September 30, 2006
	Due Or Repricing Within One Year	Due Or Repricing After One Year Through Five Years	Due Or Repricing Beyond Five Years	Total
	(In thousands)
Real estate – mortgage:
Residential	$99,711	$98,744	$116,291	$314,746
Commercial and multi-family	90,117	55,785	18,255	164,157
Real estate – construction	57,110	85	—	57,195
Commercial and industrial	37,593	8,851	2,341	48,785
Consumer and other	142,240	34,368	36,822	213,430

Total loans	$426,771	$197,833	$173,709	$798,313

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next repricing date.

TABLE 3: Fixed and Adjustable Rate Loans

	Loans due or repricing after September 30, 2006
	Fixed	Adjustable
	(In thousands)
Real estate – mortgage:
Residential	$131,114	$83,921
Commercial and multi-family	71,815	2,225
Real estate – construction	85	—
Commercial and industrial	11,192	—
Consumer and other	4,631	66,559

Total	$218,837	$152,705

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

TABLE 4: Loan Activity

	Years Ended September 30,
	2006	2005	2004
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$710,064	$569,238	$343,703
Loans originated:
Residential real estate	1,299,247	1,215,322	1,048,200
Commercial real estate	110,818	75,074	44,705
Real estate construction and development	65,612	53,237	38,490
Commercial and industrial	78,008	64,475	40,054
Consumer and other	181,709	185,103	167,679

Total loans originated	1,735,394	1,593,211	1,339,128

Loans acquired in business combination	12,249	—	—
Loans purchased:
Residential real estate	18,753	1,368	731
Commercial real state	1,790	4,724	10,292

Whole loans sold	(1,146,312)	(1,054,733)	(872,310)
Mortgage loan principal repayments	(229,978)	(198,278)	(109,111)
Consumer loan repayments and all other	(242,488)	(205,466)	(143,195)

Net loan activity	149,408	140,826	225,535

Total gross loans, including loans held for sale, at end of period	$859,472	$710,064	$569,238

Nonperforming Assets and Delinquencies

All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Residential mortgage loan borrowers are typically only downgraded after origination when they have failed to make a required payment. The Bank follows the following collection procedures for all types of loans, excluding consumer loans, although larger customers are typically contacted sooner. The first notice is mailed to the borrower 18 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 17 days after the payment due date. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. At the 45th day after the due date, a default letter is sent. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish: (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, before the 60th day of delinquency, all superior lien holders are contacted to determine: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

TABLE 5: Non-performing Assets

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate	$794	$142	$370	$264	$303
Commercial and multi-family real estate	—	—	—	—	—
Real estate construction and development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	146	24	159	202	120

Total	940	166	529	466	423

Accruing loans which are contractually past due 90 days or more:
Residential real estate	3,984	4,742	3,495	3,550	1,920
Commercial and multi-family real estate	125	—	—	—	—
Real estate construction and development	—	440	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	1,477	635	247	181	156

Total	5,586	5,817	3,742	3,731	2,076

Troubled debt restructurings	220	13	—	37	7

Other non-performing loans	302	—	—	—	—

Non-performing loans (1)	7,048	5,996	4,271	4,234	2,506
Real estate owned (net)	2,764	754	1,068	35	—
Other non-performing assets	44	—	7	14	8

Total non-performing assets	$9,856	$6,750	$5,346	$4,283	$2,514

Total non-performing loans as a percentage of net loans	0.83%	0.85%	0.76%	1.24%	0.77%
Total non-performing loans as a percentage of total assets	0.73%	0.76%	0.67%	1.05%	0.68%
Total non-performing assets as a percentage of total assets	1.02%	0.86%	0.84%	1.07%	0.68%

(1)	Includes $667,000, $663,000, $848,000, $654,000, and $288,000 of FHA/VA loans at September 30, 2006, 2005, 2004, 2003 and 2002, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $69,000, $3,000, and $13,000 for the years ended September 30, 2006, 2005 and 2004, respectively. The difference between interest that would have been recognized under the original terms of non-accrual and renegotiated loans and interest actually recognized on such loans was $41,000, $8,000, and $16,000 for the years ended September 30, 2006, 2005 and 2004, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount less estimated selling costs or fair value. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. The balance of real estate owned increased $2.0 million from $754,000 at September 30, 2005 to $2.8 million at September 30, 2006. The real estate owned consists of four residential properties acquired in settlement of debts outstanding by residential mortgage customers. When writing real estate down to appraised value, we typically recognize an additional 7% below fair market value to leave allowances for selling costs.

Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the OTS regarding problem assets of savings institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. A portion of general loan loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as loss, doubtful or substandard but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

The Bank’s Chief Executive Officer, Chief Financial Officer, Executive Vice President and collection department personnel meet quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

TABLE 6: Classified Loans

	At September 30, 2006
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate	—	$—	3	$304	35	$3,710	7	$377
Commercial and multi- family real estate	—	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	3	498	1	331
Consumer and other	1	4	4	48	46	1,422	—	—

Total	1	$4	7	$352	84	$5,630	8	$708

In the above table, a consumer loan has been fully reserved as a complete loss but remains on the books because certain collection efforts continue.

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

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While we believe we have established our allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect our financial condition and results of operations.

TABLE 7: Allowance for Loan Losses

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$6,806	$5,579	$3,866	$2,553	$1,844
Allowance from CWE acquisition	282	—	—	—	—
Provision for loan losses	1,501	1,634	1,934	1,487	1,011
Charge-offs:
Residential real estate	497	209	73	26	34
Commercial and multi-family real estate	—	—	—	—	—
Real estate construction and development	—	—	—	—	—
Commercial and industrial	7	—	—	—	—
Consumer and other	278	207	161	160	286

Total charge-offs	782	416	234	186	320
Recoveries	10	9	13	12	18

Net charge-offs	772	407	221	174	302

Allowance at end of period	$7,817	$6,806	$5,579	$3,866	$2,553

Ratio of allowance to total loans outstanding at the end of the period	0.92%	0.95%	0.99%	1.13%	0.78%
Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.06%	0.05%	0.05%	0.12%
Allowance for loan losses to non-performing loans	110.91%	112.07%	130.64%	91.31%	101.89%

TABLE 8: Allocation of Allowance for Loan Losses

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$3,462	39.43%	$2,584	39.65%	$2,248	49.44%	$1,788	60.74%	$1,348	69.85%
Commercial and multi-family real estate	1,611	20.56	1,063	18.35	335	8.53	382	1.66	118	3.44
Real estate construction and development	521	7.16	517	6.98	448	6.58	185	4.44	—	—
Commercial and industrial	533	6.11	273	4.08	219	4.24	—	—	—	—
Consumer and other	1,690	26.74	2,369	30.94	2,329	31.21	1,511	33.16	1,087	26.71
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$7,817	100.00%	$6,806	100.00%	$5,579	100.00%	$3,866	100.00%	$2,553	100.00%

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

We maintain a portfolio of primarily agency obligations and investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages.

The Investment Committee, comprised of our Chairman and Chief Executive Officer, President, Executive Vice President and Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2006 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the government or its agencies.

TABLE 9: Investment Securities

	Years Ended September 30,
	2006	2005	2004
	(In thousands)
Held to maturity at amortized cost:
Investment securities:
U.S. Treasury & Agency Obligations	$12,932	$5,977	$—

Mortgage-backed securities:
Mortgage-backed securities	$391	$583	$784
CMOs	50	67	81

Total mortgage-backed securities	$441	$650	$865

FHLB stock	$9,524	$8,462	$7,538

Available for sale, at fair value:
Investment securities:
U.S. Treasury and agency obligations	$—	$—	$9,224

Mortgage-backed securities	$3,190	$4,182	$5,710
Equity securities	$4,517	$4,252	$3,762

TABLE 10: Maturities and Yields

	At September 30, 2006
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Held to maturity:
Investment securities:
U.S. Treasury & Agency Obligations	$12,932	4.70%	$—	—	$—	—	$—	—

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$24	10.18%	$42	9.00%	$325	8.83%
CMOs	—	—	—	—	—	—	50	6.27%

Total mortgage-backed and related securities	$—	—	$24	10.18%	$42	9.00%	$375	8.54%

Available for sale:
Mortgage-backed securities	$—	—	$2,789	3.90%	$—	—	$401	7.14%

Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2006, Pulaski Financial’s portfolio did not include any callable securities. This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

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

Deposit Accounts. Our depositors reside predominately in the State of Missouri. Deposits are attracted from within our market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider current market interest rates, the pricing of competitors, our profitability, matching deposit and loan products and our customer preferences and concerns. Our Asset Liability Committee regularly reviews our deposit mix and pricing. We supplement our deposits through brokered certificates of deposit and municipal deposits.

TABLE 11: Deposits

	At September 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing checking	$38,830	5.92%	$29,192	5.88%	$16,207	3.98%
Interest-bearing checking	53,448	8.15	28,994	5.84	35,243	8.66
Passbook savings accounts	31,896	4.86	30,230	6.09	33,702	8.28
Money market	134,383	20.50	82,638	16.66	80,006	19.67
Certificates which mature (1):
Within 1 year	276,316	42.15	180,734	36.43	164,621	40.48
After 1 year, but within 3 years	46,787	7.14	65,292	13.16	70,910	17.43
Certificates maturing thereafter	73,917	11.28	79,091	15.94	6,109	1.50

Total	$655,577	100.00%	$496,171	100.00%	$406,798	100.00%

(1)	At September 30, 2006, 2005 and 2004, jumbo certificates amounted to $189.6 million, $162.3 million and $103.2 million, respectively.

TABLE 12: Jumbo CDs

Maturity Period	Amount as of September 30, 2006
(In thousands)
Three months or less	$49,388
Over 3 through 6 months	14,283
Over 6 through 12 months	22,908
Over 12 months	103,004

Total	$189,583

Jumbo certificates of deposit represent deposits with balances of $100,000 or more.

TABLE 13: Time Deposits by Rates

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
0.00 - 1.99%	$4,177	$20,999	$141,154
2.00 - 2.99%	17,564	45,205	60,548
3.00 - 3.99%	42,611	235,278	27,326
4.00 - 4.99%	171,435	22,609	10,911
5.00 - 5.99%	160,863	993	1,577
6.00 - 6.99%	—	33	—
7.00 - 7.99%	—	—	124
10.00 - 10.99%	370	—	—

Total	$397,020	$325,117	$241,640

TABLE 14: Time Deposits by Maturities

	Amount Due as of September 30, 2006
	Within One Year	After 1 Year But Within 2 Years	After 2 Years But Within 3 Years	After 3 Years But Within 4 Years	Thereafter	Total
0.00 - 1.99%	$4,142	$35	$—	$—	$—	$4,177
2.00 - 2.99%	13,147	2,776	1,343	296	2	17,564
3.00 - 3.99%	30,213	11,130	886	271	111	42,611
4.00 - 4.99%	80,000	8,095	10,552	33,471	39,317	171,435
5.00 - 5.99%	148,814	11,180	789	—	80	160,863
6.00 - 6.99%	—	—	—	—	—	—
7.00 - 7.99%	—	—	—	—	—	—
10.00 - 10.99%	—	—	—	370	—	370

Total	$276,316	$33,216	$13,570	$34,408	$39,510	$397,020

TABLE 15: Deposit Activity

	Years Ended September 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$496,171	$406,799	$313,607

Less deposit liabilities held for sale	—	25,375	—
Add: deposits acquired	41,370	—	—
Net increase before interest credited	107,226	109,562	92,001
Interest credited	10,810	5,185	1,191

Net increase in savings deposits	118,036	114,747	93,192

Ending balance	$655,577	$496,171	$406,799

TABLE 16: Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$31,365	0.00%	$21,256	0.00%	$12,145	0.00%
Interest-bearing checking	48,266	1.44	36,082	0.33	28,137	0.22
Passbook savings accounts	32,430	0.36	33,267	0.35	8,544	1.42
Money market	98,804	3.16	87,929	1.91	74,274	1.26
Certificates of deposit	373,126	4.21	285,649	2.91	221,070	1.84

Total	$583,991		$464,183		$344,170

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

We have supported our continued growth through two issuances of subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of Pulaski Financial. At September 30, 2006, we had outstanding subordinated debentures totaling $19.6 million. Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by Pulaski Financial. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

TABLE 17: FHLB Advances

	Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance at any month end, during the period	$200,000	$189,600	$160,500
Average balance, during the period	168,067	163,071	96,023
Period end balance	172,800	171,000	154,600
Weighted average interest rate:
At end of period	5.08%	3.93%	2.53%
During the period	4.63%	3.32%	2.45%

Non-Banking Operations

We have a title insurance business, which is a division of the Bank that began operations in the third quarter of fiscal 2004. The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports). The policies are issued primarily on residential transactions; however, the division also performs certain commercial transactions. Customers of the title division consist primarily of residential mortgage customers that have been referred to the title division.

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

In July 2006, the Bank hired three residential appraisers from the St. Louis community to help increase fee income by cross-selling appraisal services to the Bank’s mortgage loan customers.

The Bank’s subsidiary, Pulaski Service Corporation, sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2006, the Bank’s equity investment in its subsidiary was $714,914 or .074% of the Bank’s assets.

Personnel

As of September 30, 2006, we had the equivalent of 361 full-time employees. The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of Pulaski Financial and the Bank.

Name	Age (1)	Position
William A. Donius	48	Chairman and Chief Executive Officer
W. Thomas Reeves	52	President
Ramsey K. Hamadi	37	Chief Financial Officer
Christopher K. Reichert	42	Executive Vice President

(1)	As of September 30, 2006.

Biographical Information

Set forth below is certain information regarding the executive officers of Pulaski Financial and the Bank. Unless otherwise stated, each executive officer has held his current occupation for the last five years. There are no family relationships among the executive officers.

William A. Donius has served as Chief Executive Officer of the Bank since December 1, 1997 and served as Chairman of the Board since December 1998. Mr. Donius is also Chief Executive Officer and Chairman of the Board of Directors of the Company.

W. Thomas Reeves has served as President of the Bank and Pulaski Financial Corp. since March 2006. Prior to joining Pulaski, Mr. Reeves served as Executive Director of Downtown Now!, a not-for-profit organization dedicated to generating investment in, and development of, the downtown St. Louis Area.

Ramsey K. Hamadi joined the Bank in June 2000 as Controller before being named Chief Financial Officer in July 2001. Prior to joining the Bank, Mr. Hamadi was a Safety and Soundness Examiner at the Federal Reserve Bank of St. Louis.

Christopher K. Reichert joined the Bank in 1999 as Senior Vice President of Lending before being named Executive Vice President in January 2001.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”), as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on our operations. Pulaski Financial, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under federal laws. Certain of the regulatory requirements applicable to the Bank and to Pulaski Financial are referred to below or elsewhere herein.

The description of statutory provisions and regulations set forth in this document does not purport to be a complete description of such statutes and regulations and their effects on Pulaski Financial and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

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

Loans to One Borrower. Federal laws provide that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2006, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution since it is a subsidiary of the holding company. If the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is computed as a percentage upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report, financial condition and complexity of its portfolio.

Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities controlled by such persons, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. There are additional restrictions on extensions of credit to executive officers.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations and direct credit substitutes are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include capital instruments such as cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets. Up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values is also includable as supplementary capital. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when its was deemed to be undercapitalized, or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts. Insurance of Deposit Accounts. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Federal Deposit Insurance Corporation has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The Federal Deposit Insurance Corporation has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, the Bank will have credits that offset all of its premiums in fiscal 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the

Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Federal Reserve System. The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that for 2007, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $45.8 million; a 10% reserve ratio is applied over $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

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

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision, and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described previously. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Pulaski Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Pulaski Financial. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of Pulaski Financial’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change in control of Pulaski Financial. Under the CIBCA, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 1A.	Risk Factors

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

Our assets have increased $560.1 million, or 139.8%, from $401.4 million at September 30, 2003 to $962.5 million at September 30, 2006, primarily due to increases in residential, home equity and commercial loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Our recent results may not be indicative of our future operating results.

We have achieved significant growth in earnings per share in recent years. For example, net income per share (diluted) grew from $0.49 for the year ended September 30, 2002 to $1.01 for the year ended September 30, 2006. Our strong performance during this time period was, in part, the result of an extremely favorable residential mortgage financing market. In the future, we may not have the benefit of a favorable interest rate environment or a strong residential mortgage market. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or restrict our ability to increase earnings at this same rate.

Most of the residential mortgage loans in our portfolio do not conform to secondary market requirements, which may make them riskier and more difficult to sell.

Most of the residential mortgage loans that we retain in our loan portfolio do not conform to or satisfy the requirements for sale in the secondary market. These loans generally do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the property, the loan terms or exceptions from agency underwriting guidelines. For example, we may make loans to borrowers who provide limited or no documentation of assets or income and have higher debt-to-income ratios than our loans conforming to secondary market guidelines. At September 30, 2006, our mortgage loan portfolio contained mostly non-conforming loans and included $79.6 million of loans with a combined loan-to-value ratio greater than 90% and $33.5 million of mortgage loans rated at the lowest acceptable internal credit grading level. Nonconforming one- to four-family residential loans are generally considered to have an increased risk of delinquency and foreclosure than conforming loans and may result in higher levels of realized loss. Although we have not experienced significant increases in delinquencies or foreclosures in the current economy, we cannot assure you that our nonconforming loan portfolio would not be adversely affected in the event of a downturn in regional economic conditions. Furthermore, nonconforming loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the purchase price.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because we originated upon purchase of the underlying residence a first mortgage with an 80% loan-to-value ratio and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%. At September 30, 2006, approximately $79.6 million, or 25.3%, of our $314.7 million residential mortgage loan portfolio had original combined loan-to-value ratios in excess of 90%. In addition, our home equity lines of credit may have, when added to existing senior lien balances, a post-funding combined loan-to-value ratio of up to 100% of the value of the home securing the loan. At September 30, 2006, we held $6.8 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan to value ratio in our home equity line of credit portfolio is below 80%. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would hurt our profits.

Our commercial division’s loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has increased from $13.7 million, or 4.8% of total loans, at September 30, 2003 to $265.7 million, or 33.3% of total loans, at September 30, 2006. A large portion of our commercial loan portfolio is unseasoned and our limited experience in originating these types of loans does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, brokered certificates of deposit and a line of credit from another financial institution. At September 30, 2006, we had approximately $172.8 million of FHLB advances outstanding with an additional $57.8 million available borrowing capacity, $118.5 million in brokered certificates of deposit and an additional $20.0 million in unused liquidity through a correspondent bank line of credit. If we were to become less than “well capitalized,” as defined by applicable Office of Thrift Supervision regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

Interest rates have recently been at historically low levels. However, between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans)

have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

At September 30, 2006 our allowance for loan losses as a percentage of total loans was 0.92%. Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Bank conducts its business through nine full-service banking offices. The following table sets forth information on those offices as of September 30, 2006.

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:
12300 Olive Boulevard St. Louis, Missouri 63141	1978	$3,566	Owned		29,000

Branch Offices:
199 Jamestown Mall Florissant, Missouri 63034	1998	60	Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118	1967	574	Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123	2001	733	Owned	(3)	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	844	Owned		2,800

1700 O’Fallon Road O’Fallon, Missouri 63304	2003	1,325	Owned		4,000

17701 Edison Road, Suite 100 Chesterfield, Missouri 63005	2005	1,785	Owned		3,800

415 DeBaliviere St. Louis, Missouri 63112	2006	1,554	Owned	(4)	25,000

10 Maryland Plaza St. Louis, Missouri 63108	2006	38	Leased	(5)	8,271

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	—	Leased	(6)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	320	Leased	(7)	10,045

One Pulaski Center Drive St. Louis, Missouri 63141	2003	4,399	Owned	(8)	26,000

Future offices (9)		2,963

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.

(2)	Includes the period the office was located at 6955 Parker Road at Highway 367 in Florissant. The office was moved to its current site in October 1998. Lease expires on August 31, 2011.

(3)	The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former office location 4225 Bayless Road in January 2001.

(4)	The Bank acquired this location as a result of the acquisition of Central West End Bank in March 2006. Approximately 10,331 square feet is leased out to nine tenants with varying lease expiration dates.

(5)	The Bank acquired this lease as a result of the acquisition of Central West End Bank in March 2006. Lease expires April 30, 2009.

(6)	Lease expires October 31, 2007.

(7)	Houses loan production office. Lease expires October 31, 2008.

(8)	Houses the mortgage lending division and appraisal division.

(9)	Consists of land purchased at New Halls Ferry, purchase of land and construction costs at Clayton Road, and conversion costs related to new software system.

Item 3.	Legal Proceedings

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

The market for the registrant’s common equity and related stockholders matters required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Annual Report to Stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through	—	—	—	20,492
July 31, 2006
August 1, 2006 through	—	—	—	20,492
August 31, 2006
September 1, 2006
Through	—	—	—	20,492
September 30, 2006
Total	—	—	—

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Financial’s common stock. On July 21, 2003, Pulaski Financial declared a two-for-one stock split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, Pulaski Financial issued a three-for-two stock split, increasing the shares authorized under this program to 420,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6.	Selected Financial Data

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

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Analysis” in the Annual Report to Stockholders.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the Annual Report to Stockholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter-ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 31 in the Annual Report to Stockholders.

KPMG LLP’s attestation report on management’s assessment of Pulaski Financial’s internal control on financial reporting is incorporated by reference to page 33 in the Annual Report to Stockholders.

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

The following table sets forth information about Pulaski Financial common stock that may be issued upon exercise of options, warrants and rights under all of Pulaski Financial’s equity compensation plans as of September 30, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)
Equity compensation plans approved by security holders	734,035	$8.67	434,969
Equity compensation plans not approved by security holders (1)	90,765	4.71	—
Total	824,800	$8.23	434,969

(1)	Consists of non-statutory stock options granted in 2001 outside of Pulaski Financial’s stock option plans. Each of the options was granted at a price equal to the fair market value of Pulaski Financial common stock of the date of grant. All of the options vest ratably over a five-year period beginning on the first anniversary date of grant and expire ten years from date of grant. However, in the event of a change in control (as defined in Pulaski Financial’s 2000 Stock-Based Incentive Plan) all options will become exercisable until the expiration of the term of the option, regardless of termination of employment.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the section captioned “Transactions with Management” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 2—Ratification of Independent Auditors” in the Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

2. Financial Statement Schedules

None.

3. Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.[2]

3.3	Bylaws of Pulaski Financial Corp.[3]

4.1	Form of Certificate for Common Stock[4]

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Pulaski Financial Corp. and William A. Donius[5]

10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]

10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[6]

10.4	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan[7]

10.5	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”) [8]

10.6	Employment Agreement between Pulaski Bank and William A. Donius[9]

10.7	Form of Stock Option Agreement[10]

10.8	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan[11]

10.9	Pulaski Financial Corp. Stock-Based Preferred Compensation Plan[11]

10.10	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.11	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.12	Pulaski financial Corp. 2006 Long-Term Incentive Plan[12]

13.1	Annual Report to Stockholders

21.1	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

[2]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.

[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 9, 2005.

[4]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.

[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.

[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

[7]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004.

[8]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2003, as filed on December 27, 2003.

[9]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.

[10]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005.

[1][1]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the year period ended September 30, 2005, as filed on December 13, 2005.

[1][2]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.
(Registrant)

/s/ William A. Donius
William A. Donius Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William A. Donius William A. Donius	Chairman and Chief Executive Officer (principal executive officer)	December 13, 2006

/s/ Ramsey K. Hamadi Ramsey K. Hamadi	Chief Financial Officer (principal accounting and financial Officer)	December 13, 2006

/s/ Christopher K. Reichert Christopher K. Reichert	Executive Vice President and Director	December 13, 2006

/s/ Stanley J. Bradshaw Stanley J. Bradshaw	Director	December 13, 2006

/s/ William M. Corrigan, Jr. William M. Corrigan, Jr.	Director	December 13, 2006

/s/ Leon A. Felman Leon A. Felman	Director	December 13, 2006

/s/ Michael R. Hogan Michael R. Hogan	Director	December 13, 2006

/s/ Timothy K. Reeves Timothy K. Reeves	Director	December 13, 2006

/s/ Steven C. Roberts Steven C. Roberts	Director	December 13, 2006

/s/ Lee S. Wielansky Lee S. Wielansky	Director	December 13, 2006