Form 10-Q
period 2006-12-31
PULASKI FINANCIAL CORP
filed 2007-02-08
CIK 1062438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2007
Common Stock, par value $.01 per share	9,942,921 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

	December 31, 2006	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$19,388,396	$19,085,655
Federal funds sold and overnight deposit	1,767,118	3,030,571

Total cash and cash equivalents	21,155,514	22,116,226
Interest bearing time deposits in other banks	297,000	792,000
Equity securities available for sale, at fair value	3,810,587	4,517,259
Debt securities held to maturity, at amortized cost (fair value, $15,882,250 and $12,874,121 at December 31, 2006 and September 30, 2006, respectively)	15,925,010	12,932,036
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $443,582 and $469,713 at December 31, 2006 and September 30, 2006, respectively)	415,100	441,266
Mortgage-backed securities available for sale, at fair value	3,072,068	3,190,125
Capital stock of Federal Home Loan Bank, at cost	10,099,500	9,524,300
Loans receivable held for sale, at lower of cost or market	83,169,258	60,371,296
Loans receivable, net of allowance for loan losses of $8,350,262 and $7,817,317 at December 31, 2006 and September 30, 2006, respectively	833,038,265	785,199,024
Real estate acquired in settlement of loans, net of allowance for losses of $110,885 and $26,350 at December 31, 2006 and September 30, 2006, respectively	2,141,772	2,764,167
Premises and equipment, net	18,306,037	18,165,840
Bank owned life insurance	24,301,295	24,043,698
Accrued interest receivable	6,283,427	5,532,177
Goodwill	3,938,524	3,938,524
Core deposit intangible	616,912	657,802
Other assets	8,199,989	8,274,356

Total assets	$1,034,770,258	$962,460,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$699,419,866	$655,576,578
Advances from Federal Home Loan Bank	203,500,000	172,800,000
Note payable	3,235,000	3,320,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,003,219	3,054,713
Accrued interest payable	1,141,276	1,800,764
Due to other banks	21,610,596	22,066,374
Other liabilities	7,704,533	8,426,121

Total liabilities	957,203,490	886,633,550

Stockholders’ Equity:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at December 31, 2006 and September 30, 2006	130,687	130,687
Treasury stock - at cost; 3,110,956 and 3,122,275 shares at December 31, 2006 and September 30, 2006, respectively	(16,161,799)	(15,982,452)
Treasury stock - equity trust - at cost; 203,221 and 255,053 shares at December 31, 2006 and September 30, 2006, respectively	(2,658,178)	(3,131,404)
Additional paid-in capital	49,917,401	50,067,003
Accumulated other comprehensive loss	(57,451)	(12,933)
Retained earnings	46,396,108	44,755,645

Total stockholders’ equity	77,566,768	75,826,546

Total liabilities and stockholders’ equity	$1,034,770,258	$962,460,096

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Interest and Dividend Income:
Loans receivable	$15,950,220	$11,524,508
Debt and equity securities	187,107	82,178
Mortgage-backed securities	42,317	56,388
Capital stock of the Federal Home Loan Bank	98,343	74,954
Other	62,819	51,960

Total interest and dividend income	16,340,806	11,789,988

Interest Expense:
Deposits	6,736,198	3,674,357
Advances from Federal Home Loan Bank of Des Moines	2,291,254	1,893,184
Subordinated debentures	382,608	312,211
Note payable	58,713	54,519

Total interest expense	9,468,773	5,934,271

Net interest income	6,872,033	5,855,717
Provision for loan losses	681,553	406,621

Net interest income after provision for loan losses	6,190,480	5,449,096

Non-Interest Income:
Retail banking fees	782,231	747,751
Mortgage revenues	908,555	795,312
Title policy revenues	212,895	198,284
Investment brokerage revenues	242,455	117,281
Appraisal division revenues	208,200	—
Gain on the sale of securities	143,720	—
Bank-owned life insurance income	257,597	162,611
Other	181,409	218,818

Total non-interest income	2,937,062	2,240,057

Non-Interest Expense:
Salaries and employee benefits	2,674,018	2,047,533
Occupancy, equipment and data processing expense	1,250,670	1,108,237
Advertising	247,266	189,098
Professional services	261,923	338,798
Loss (gain) on derivative instruments	(172,315)	407,391
Data processing termination expense	219,534	—
Other	845,991	767,529

Total non-interest expense	5,327,087	4,858,586

Income before income taxes	3,800,455	2,830,567
Income tax expense	1,314,010	983,486

Net Income	$2,486,445	$1,847,081

Other comprehensive (loss) income	(44,518)	28,632

Net comprehensive income	$2,441,927	$1,875,713

Per Share Amounts:

Basic earnings per share	$0.25	$0.22
Weighted average common shares outstanding - basic	9,823,850	8,302,664
Diluted earnings per share	$0.24	$0.21
Weighted average common shares outstanding - diluted	10,269,066	8,864,422

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2006	$130,687	$(19,113,856)	$50,067,003	$(12,933)	$44,755,645	$75,826,546
Comprehensive income:
Net income	—	—	—	—	2,486,445	2,486,445
Unrealized loss on investment securities, net of tax	—	—	—	(44,518)	—	(44,518)
Dividends ($.085 per share)	—	—	—	—	(845,982)	(845,982)
Stock options exercised		76,853	47,548	—	—	124,401
Stock option and award expense	—	—	76,238	—	—	76,238
Stock issued under dividend reinvestment plan (2,573 shares)	—	9,477	30,918	—	—	40,395
Stock repurchased (17,059 shares)	—	(265,677)	—	—	—	(265,677)
Release of equity trust shares	—	473,226	(473,226)	—	—	—
Amortization of equity trust expense	—	—	157,977	—	—	157,977
Excess tax benefit from stock based compensation	—	—	10,943	—	—	10,943

Balance, December 31, 2006	$130,687	$(18,819,977)	$49,917,401	$(57,451)	$46,396,108	$77,566,768

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005 (UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,486,445	$1,847,081

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	352,489	309,561
Net deferred loan costs	660,482	649,149
Broker fees financed under interest-rate swap agreements	49,233	—
Equity trust expense	157,977	220,430
Stock option and award expense	76,238	88,191
Provision for loan losses	681,553	406,621
Provision for losses on real estate acquired in settlement of loans	84,535	42,990
Losses on sale of real estate acquired in settlement of loans	130,142	10,046
Originations of loans receivable for sale to correspondent lenders	(307,400,962)	(250,192,519)
Proceeds from sales of loans to correspondent lenders	285,217,476	268,284,674
Gain on sale of loans held for sale	(614,476)	(591,674)
Gain on sale of equity securities available for sale	(143,720)	—
Loss (gain) on derivative instruments	(172,315)	407,391
Increase in cash value of bank-owned life insurance	(257,597)	(162,611)
Decrease in accrued expenses	(863,903)	(1,079,727)
Excess tax benefit from stock-based compensation	(10,943)	—
Changes in other assets and liabilities	(994,749)	(2,841,481)

Net adjustments	(23,048,540)	15,551,041

Net cash (used in) provided by operating activities	(20,562,095)	17,398,122

Cash Flows From Investing Activities:
Proceeds from sales of equity securities available for sale	772,648	—
Proceeds from maturities of time deposits	495,000	—
Proceeds from maturities of debt securities held to maturity	11,000,000	4,000,000
Proceeds from redemption of FHLB stock	2,462,900	1,630,100
Purchases of debt securities available for sale	(24,188)	(21,353)
Purchases of debt securities held to maturity	(13,850,871)	(8,936,079)
Purchases of FHLB stock	(3,038,100)	(2,893,900)
Principal payments received on mortgage-backed securities	175,825	323,873
Net increase in loans	(50,439,241)	(35,443,139)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,525,000	472,615
Proceeds from disposal of equipment	—	10,731
Purchases of premises and equipment	(492,686)	(1,484,667)

Net cash used in investing activities	$(51,413,713)	$(42,341,819)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED

ENDED DECEMBER 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005 (UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$43,843,288	$(6,398,669)
Net decrease in deposit liabilities held for sale	—	(909,524)
Proceeds from Federal Home Loan Bank advances, net	30,700,000	29,000,000
Payment on note payable	(85,000)	—
Net decrease in due to other banks	(455,778)	(2,562,737)
Cash paid to trustee for purchase of equity trust shares	—	(1,644,278)
Net decrease in advance payments by borrowers for taxes and insurance	(2,051,494)	(2,072,996)
Proceeds from cash received in dividend reinvestment plan	40,395	—
Excess tax benefit for stock based compensation	10,943	—
Treasury stock issued for stock options exercised	124,401	91,581
Dividends paid on common stock	(845,982)	(676,430)
Stock repurchases	(265,677)	(5,301)

Net cash provided by financing activities	71,015,096	14,821,646

Net decrease in cash and cash equivalents	(960,712)	(10,122,051)
Cash and cash equivalents at beginning of period	22,116,226	25,688,486

Cash and cash equivalents at end of period	$21,155,514	$15,566,435

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$7,435,591	$4,119,851
Interest on advances from FHLB	2,255,258	1,874,568
Interest on subordinated debentures	378,699	303,800
Interest on notes payable	58,713	54,718

Cash paid during period for interest	$10,128,261	$6,352,937
Income taxes, net	1,187,577	1,182,000
Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	1,117,283	1,469,342

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2006 and September 30, 2006 and its results of operations for the three-month periods ended December 31, 2006 and 2005. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2006 contained in the Company’s 2006 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

	Three Months Ended December 31,
	2006	2005
Weighted average shares outstanding - basic	9,823,850	8,302,664
Treasury stock - equity trust	121,675	129,357
Employee stock options and awards	323,541	432,401

Weighted average shares outstanding - diluted	10,269,066	8,864,422

Net income per share - basic	$0.25	$0.22
Net income per share - diluted	$0.24	$0.21

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

The following options to purchase shares during the three month periods ended December 31, 2006 and 2005 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods through 2016 and 2015, respectively.

	Three Months Ended December 31,
	2006	2005
Number of option shares	126,719	12,772
Equivalent anti-dilutive shares	160,020	15,616

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Generally, all stock option awards were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest, and become exercisable, over a period of three to five years. The exercise period for stock options generally may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). On July 19, 2006, the Company granted stock option awards totaling 10,500 shares of its common stock to non-employee directors with exercise prices at a premium of 10% over the market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant.

A summary of the Company’s stock option programs as of December 31, 2006 and changes during the three-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at October 1, 2006	820,300	$8.21
Granted	15,500	15.58
Exercised	(20,867)	5.96
Expired	—	—
Forfeited	(3,000)	16.54

Outstanding at December 31, 2006	811,933	8.37	$6.2	5.94 years

Exercisable at December 31, 2006	550,930	5.82	$5.6	4.84 years

The total intrinsic value of stock options exercised during the three months ended December 31, 2006 and 2005 was $201,000 and $199,000, respectively. The weighted average grant-date fair value of options granted during the three months ended December 31, 2006 was $4.26. As of December 31, 2006, the total unrecognized compensation expense related to non-vested stock options and awards was $866,000 and the related weighted average period over which it is expected to be recognized is 1.8 years. Excess tax benefits associated with share based payments totaled approximately $11,000 for the three months ended December 31, 2006.

The fair value of stock options granted in the three-month periods ended December 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended December 31,
	2006	2005
Risk free interest rate	4.56%	4.40%
Expected volatility	27.50%	27.93%
Expected life in years	5.7	6.0
Dividend yield	2.13%	1.82%
Expected forfeiture rate	1.24%	1.50%

4.	LOANS RECEIVABLE

Loans receivable at December 31, 2006 and September 30, 2006 are summarized as follows:

	December 31, 2006	September 30, 2006
Real estate mortgage:
One to four family residential	$317,344,374	$314,746,084
Multi-family residential	17,615,080	13,628,962
Commercial real estate	175,100,804	150,528,577
Real estate construction and development:
Residential	32,352,795	30,586,090
Multi-family	13,289,511	6,042,116
Commercial	26,187,053	20,566,734
Commercial and industrial	51,284,856	48,785,481
Equity lines	205,889,723	207,152,688
Consumer and installment	6,419,404	6,276,425

	845,483,600	798,313,157
Add (less):
Deferred loan costs	4,991,860	4,879,507
Loans-in-process	(9,086,933)	(10,176,323)
Allowance for loan losses	(8,350,262)	(7,817,317)

Total	$833,038,265	$785,199,024

Weighted average rate at end of period	7.49%	7.50%

5.	DEPOSITS

Deposits at December 31, 2006 and September 30, 2006 are summarized as follows:

	December 31, 2006		September 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$48,308,207	—	$38,830,048	—
Interest-bearing checking	67,613,279	2.01%	53,448,091	1.66%
Passbook savings accounts	30,525,410	0.37%	31,895,237	0.39%
Money market	151,498,486	4.21%	134,383,062	4.12%

Total transaction accounts	297,945,382	2.63%	258,556,438	2.53%

Certificates of deposit:
Less than $100,000	207,684,344	5.05%	207,899,136	4.91%
$100,000 and greater	193,790,140	4.52%	189,121,004	4.43%

Total certificates of deposit	401,474,484	4.79%	397,020,140	4.68%

Total	$699,419,866	3.87%	$655,576,578	3.83%

6.	RECLASSIFICATIONS

Certain reclassifications have been made to 2005 amounts to conform to the 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts; rather they are statements based on Pulaski Financial Corp.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

OVERVIEW

Pulaski Financial Corp. is the holding company for Pulaski Bank, a $1.0 billion asset, growth-oriented bank, focused on becoming the premier community bank in St. Louis. The Bank’s 85-year history operating in the provincial and parochial St. Louis market as a deeply rooted community institution servicing tens of thousands of residential, commercial and consumer customers has created years of customer goodwill. The current generation of management is leveraging the legacy of goodwill and customer service in an effort to become the community bank of choice in the metropolitan St. Louis area.

The Company’s business plan includes reshaping its physical footprint to increase the Company’s presence in key business centers of St. Louis. Prior to 2005, five of the six Pulaski Bank locations were located in areas of St. Louis that were primarily retail-based markets. Since August 2005, the Company has added four full-service locations in several business districts of St. Louis, including the recently announced Richmond Heights location, which opened on January 5, 2007. By the end of fiscal 2007, the Company anticipates opening two additional bank locations in Downtown St. Louis and Clayton, Missouri. The addition of new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. Core deposits have been a key component of this growth and their growth is a primary focus of the Company’s strategic plan. During the quarter ended December 31, 2006, the Company saw a 15%, or $39.4 million, increase in core deposits to $297.9 million at December 31, 2006 from $258.6 million at September 30, 2006. This growth in core deposits included a $23.6 million increase in checking account balances to $115.9 million and a $17.1 million increase in money market balances to $151.5 million at quarter end. Total deposits increased $43.8 million during the quarter to $699.4 million. Certificates of deposit totaled $401.5 million at December 31, 2006, including $126.9 million in brokered certificates of deposit. Excluding changes in brokered certificates of deposit, time deposits declined $4.0 million. Because of the competition for time deposits created by growth of de novo banks in the Company’s market area, the Company often has the ability to raise time deposits on a national level at interest rates lower than in its market area. Management actively chooses between these two sources of time deposits depending on this price differential.

While the Company’s primary strategic objective is to grow core deposits, the Company continues to measure its success through the growth and efficiency of its five primary banking products, which include two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the primary source of the Company’s operating income and are the focus of the Company’s balance sheet growth. Driving these relationships are more than 80 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City. Growth in the loan and deposit portfolios resulted in a 17.4% increase in net interest income over the prior year to $6.9 million for the quarter ended December 31, 2006 from $5.9 million for the quarter ended December 31, 2005. The growth in net interest income combined with growth in non-interest income resulted in strong growth in diluted earnings per share, which increased $0.03 to $0.24 per diluted share on net income of $2.5 million for the quarter ended December 31, 2006 compared with $0.21 diluted earnings per share on net income of $1.8 million for the quarter ended December 31, 2005. Earnings per share for the current-year period reflect the impact of a 1.2 million increase in the number of shares outstanding from stock issued in a secondary public offering in February 2006 and 211,000 shares issued to acquire CWE Bancorp on March 31, 2006.

The Company also achieved an important historic milestone during the quarter as total assets increased $72.3 million to $1.035 billion at December 31, 2006 from $962.5 million at September 30, 2006. The growth in total assets was primarily due to $47.8 million of growth in loans receivable and $22.8 million in loans held for sale during the three months ended December 31, 2006. The growth in loans receivable stemmed primarily from growth in the commercial portfolio, as loans secured by commercial real estate increased $24.6 million to $175.1 million and total real estate construction and development loans increased $14.6 million to $71.8 million.

The net interest margin declined 13 basis points to 3.06% for the quarter ended December 31, 2006 from 3.19% for the quarter ended December 31, 2005. On a linked-quarter basis, the net interest margin declined one basis point from 3.07% for the quarter ended September 30, 2006. The Company continues to face challenges from the inverted yield curve as well as effectively funding the continued rapid growth of the Company’s loan portfolio.

Overall asset quality was relatively unchanged during the quarter as the ratio of nonperforming assets to total assets decreased from 1.02% at September 30, 2006 to 1.01% at December 31, 2006. Non-performing assets at December 31, 2006 totaled $10.5 million, an increase of $599,000 from September 30, 2006 due to an increase in non-performing residential loans partially offset by a decline in real estate acquired in settlement of loans. The balance of nonperforming loans increased $1.2 million to $8.3 million at December 31, 2006 from $7.0 million at September 30, 2006. The increase in nonperforming loans is consistent with a general decline in asset quality of the national residential mortgage and retail consumer markets. Real estate acquired in settlement of loans declined $622,000 to $2.1 million and consisted entirely of residential real estate at quarter end.

The provision for loan losses for the quarter ended December 31, 2006 was $682,000 compared with $407,000 for the same period a year ago. The increase was due to both strong growth in the loan portfolio during the quarter, primarily commercial and construction loans, which carry a higher risk of default than residential real estate loans, combined with the increase in non-performing loans. Net charge-offs for the current-year quarter totaled $149,000 compared with $313,000 for the same period a year ago.

Non-interest income rose 31.1% to $2.9 million for the three months ended December 31, 2006 compared with $2.2 million for the same period in the prior year. Mortgage revenue increased 14.2% to $909,000 during the quarter ended December 31, 2006 compared with $795,000 during the quarter ended December 31, 2005. Loan sales totaled $285 million during the quarter ended December 31, 2006 compared to $268 million in the prior-year quarter. The mortgage activity continued to drive title and appraisal revenues, which collectively increased $223,000 over the December 2005 quarter. The appraisal division is in its second quarter of operations and generated $208,000 in revenue for the quarter ended December 31, 2006. Also contributing to the rise in non-interest income during the quarter was an increase in retail banking revenues to $782,000 from $748,000, an increase in investment brokerage revenues of $125,000 to $242,000 and a $144,000 gain on sale of equity securities available for sale.

Non-interest expense increased 9.6% to $5.3 million for the quarter ended December 31, 2006 compared with $4.9 million for the same period a year ago. The increase was primarily due to higher compensation expense, which increased $626,000 to $2.7 million for the quarter ended December 31, 2006, and to a $220,000 expense related to the write-off of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. Non-interest expense in the current-year quarter was reduced by a $172,000 gain related to changes in the market values of derivative financial instruments compared with a $407,000 loss in the prior-year quarter.

RECENT EVENTS

On December 14, 2006, the Company announced the opening of two new mortgage loan production offices that will serve the Godfrey and O’Fallon Illinois portion of the St. Louis metropolitan area. The opening of these new offices followed the hiring of an experienced mortgage executive from a competing mortgage company along with a staff of 11 mortgage loan officers.

On January 5, 2007, the Company opened its tenth full service banking center in the St. Louis metropolitan area, located in Richmond Heights, Missouri.

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

	Three Months Ended
	December 31, 2006			December 31, 2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$604,121	$10,864	7.19%	$461,156	$7,309	6.34%
Consumer	3,901	64	6.58%	3,357	52	6.22%
Home equity	206,395	4,259	8.25%	196,940	3,518	7.15%

Total loans receivable	814,417	15,187	7.46%	661,453	10,879	6.58%
Loans available for sale	51,249	763	5.96%	45,202	646	5.72%
Debt securities	15,288	187	4.90%	8,470	82	3.88%
FHLB stock	9,177	98	4.29%	9,120	75	3.29%
Mortgage-backed securities	3,553	42	4.76%	4,697	56	4.80%
Other	4,903	64	5.12%	5,142	52	4.04%

Total interest-earning assets	898,587	16,341	7.27%	734,084	11,790	6.42%

Non-interest-earning assets	74,688			51,186

Total assets	$973,275			$785,270

Interest-bearing liabilities:
Demand deposit	$54,517	$232	1.70%	$30,275	$25	0.33%
Savings	31,266	29	0.37%	31,771	28	0.35%
Money market	148,837	1,572	4.23%	92,908	616	2.65%
Time deposits	398,504	4,903	4.92%	332,104	3,005	3.62%

Total interest-bearing deposits	633,124	6,736	4.26%	487,058	3,674	3.02%

FHLB advances	176,220	2,291	5.20%	181,195	1,893	4.18%
Note payable	3,317	59	7.08%	3,575	55	6.10%
Subordinated debentures	19,589	383	7.81%	19,589	312	6.38%

Total interest-bearing liabilities	832,250	9,469	4.55%	691,417	5,934	3.43%

Non-interest bearing liabilities:
Non-interest bearing deposits	43,982			27,727
Other non-interest bearing liabilities	18,030			16,754

Total non-interest-bearing liabilities	62,012			44,481

Stockholders’ equity	79,013			49,372

Total liabilities and stockholders’ equity	$973,275			$785,270

Net interest income		$6,872			$5,856

Interest rate spread (2)			2.72%			2.99%
Net interest margin (3)			3.06%			3.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.97%			106.17%

(1)	Includes non-accrual loans with an average balance of $1.2 million and $770,000 for the three months ended December 31, 2006 and 2005, respectively.

(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended December 31, 2006 vs 2005
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$2,481	$1,074	$3,555
Consumer	9	3	12
Home Equity	176	565	741

Total loans receivable	2,666	1,642	4,308
Loans available for sale	89	28	117
Debt securities	79	26	105
FHLB stock	1	22	23
Mortgage-backed securities	(14)	—	(14)
Other	(15)	27	12

Net change in income on interest-earning assets	2,806	1,745	4,551

Interest-bearing liabilities:
Demand deposits	33	174	207
Savings	(3)	4	1
Money market	480	476	956
Time deposits	679	1,219	1,898

Total interest-bearing deposits	1,189	1,873	3,062
FHLB advances	(334)	732	398
Note payable	(21)	25	4
Subordinated debentures	—	71	71

Net change in expense on interest-bearing liabilities	834	2,701	3,535

Change in net interest income	$1,972	$(956)	$1,016

ADDITIONAL DISCUSSION OF FINANCIAL CONDITION

Cash and cash equivalents decreased $961,000 from $22.1 million at September 30, 2006 to $21.2 million at December 31, 2006. The Company restructured one of its correspondent relationships allowing it to carry lower balances in overnight accounts. The Company maintains cash reserves at its bank branch locations and at its correspondent banks including the Federal Reserve, to remain in compliance with federal banking regulations. Typically, excess cash inflows are used to retire daily borrowings from the Federal Home Loan Bank.

The balance of Federal Home Loan Bank advances increased $30.7 million during the quarter ended December 31, 2006 and totaled $203.5 million at December 31, 2006. The increase in advances was used to help fund the combined $70.6 million of growth in loans receivable and loans held for sale.

Balances in due to other banks totaled $21.6 million at December 31, 2006 compared with $22.1 million at September 30, 2006. Due to other banks represents checks drawn on a correspondent Bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at December 31, 2006 was $77.6 million, an increase of $1.7 million from $75.8 million at September 30, 2006. The increase during the quarter was primarily attributable to net income totaling $2.5 million, partially offset by dividend payments of $846,000 and a $266,000 increase in treasury stock resulting from the repurchase of 17,059 shares of the Company’s common stock.

NON-PERFORMING ASSETS AND DELINQUENCIES

Total non-performing assets increased from $9.9 million at September 30, 2006 to $10.5 million at December 31, 2006. The balance of non-accrual loans decreased from $940,000 to $786,000 as the Company foreclosed on several residential loans during the quarter. Accruing loans greater than 90 days past due increased from $5.6 million at September 30, 2006 to $7.2 million at December 31, 2006, primarily as the result of a $1.1 million increase in loans secured by residential real estate that were greater than 90 days past due and still accruing interest. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. The allowance for loan losses was $8.4 million at December 31, 2006, or 0.90% of total loans and 100.98% of non-performing loans, compared with $7.8 million at September 30, 2006, or 0.92% of total loans and 110.91% of non-performing loans.

The provision for loan losses for the quarter ended December 31, 2006 was $682,000 compared with $407,000 for the same period a year ago. The increase was due to both strong growth in the loan portfolio during the quarter, primarily commercial and construction loans, which carry a higher risk of default than residential real estate loans, combined with the increase in non-performing loans. Net charge-offs for the current-year quarter totaled $149,000 compared with $313,000 for the same period a year ago.

The provision for loan losses is determined by management as the amount to bring the allowance for loan losses to a level that is considered adequate to absorb probable losses in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of probable losses inherent in the loan portfolio. Management’s estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Company’s financial condition and results of operations.

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Company’s five-year average annual historical loan loss experience has been low, totaling only $375,000, or 0.09% of average loans. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses was due to growth in the loan portfolio as well as loan product diversification, which increased the risk profile of the portfolio. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Presently, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended December 31,
	2006	2005
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$7,817	$6,806
Provision charged to expense	682	407
Loans charged-off	(159)	(313)
Recoveries of loans previously charged-off	10	—

Allowance for loan losses, end of period	$8,350	$6,900

Ratio of allowance to total loans outstanding	0.90%	0.96%
Ratio of allowance to nonperforming loans	100.98%	112.93%

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

DISCUSSION OF OTHER NON-INTEREST INCOME AND EXPENSE FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

Title policy revenues totaled $213,000 and $198,000 for the three months ended December 31, 2006 and 2005, respectively and were partially offset by expenses totaling $115,000 and $82,000, respectively. The title division captures sales opportunities from the Company’s residential and commercial lending activities. Its primary activities include researching and issuing title policies on commercial and residential loans.

Appraisal division revenues totaled $208,000 for the quarter ended December 31, 2006, which were partially offset by expenses totaling $136,000 for the quarter. The Company hired three residential appraisers in July 2006 to help increase fee income by cross-selling appraisal services to the Company’s mortgage loan customers.

Investment brokerage revenues totaled $242,000 and $117,000 for the three months ended December 31, 2006 and 2005, respectively. After expenses, the investment division had a slight pretax profit in the current year compared with a net pretax loss of $118,000 for the quarter ended December 31, 2005. The investment division’s operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads.

Gain on sale of securities totaled $144,000 for the period ending December 31, 2006 and resulted from the sale of $773,000 of equity securities classified as available for sale.

Bank owned life insurance income increased $95,000 to $258,000 for the three-month period ending December 31, 2006 compared with the three-month period ending December 31, 2005 due to income earned on additional policies purchased.

Salaries and employee benefits expense increased $626,000 to $2.7 million for the quarter ended December 31, 2006 compared with $2.0 million for the quarter ended December 31, 2005. The growth in compensation expense is due to additional staff related to the acquisition of CWE Financial, Inc. on March 31, 2006, compensation expense related to increased activity in the commercial loan division and additional staff related to the appraisal division which began operations in July 2006.

Occupancy, equipment and data processing expense increased $142,000 to $1.3 million during the three-month period ended December 31, 2006 compared with the three-month period ended December 31, 2005. The Company had additional expense associated with its new Central West End locations as well as additional data processing costs.

Professional services decreased $77,000 to $262,000 for the quarter ended December 31, 2006 compared with $339,000 for the quarter ended December 31, 2005. Consulting expense declined following the Company’s first year of Sarbanes Oxley compliance.

Loss (gain) on derivative instruments was a gain of $172,000 for the quarter ended December 31, 2006 compared with a loss of $407,000 for the quarter ended December 31, 2005. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. During the first quarter of fiscal year 2006, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company began using long-haul, fair-value, hedge accounting.

Advertising Expense increased $58,000 to $247,000 for the quarter ended December 31, 2006 compared with $189,000 for the quarter ended December 31, 2005. The growth in advertising expense is consistent with the Company’s objective to grow core deposits through an increased commercial banking presence and a consistent marketing message.

Other non-interest expense increased $78,000 to $846,000 during the quarter ended December 31, 2006 compared with $768,000 for the quarter ended December 31, 2005. The majority of this increase related to an increase in the overhead costs associated with increased loan originations.

INCOME TAXES

The provision for income taxes increased $331,000 to $1.3 million for the three-month period ended December 31, 2006 compared with $983,000 for the three-month period ended December 31, 2005. The effective tax rates for the three months ended December 31, 2006 and 2005 were 34.6% and 34.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Bank had outstanding commitments to originate loans totaling $166.8 million and commitments to sell loans totaling $136.5 million. At December 31, 2006, certificates of deposit totaling $273.3 million are scheduled to mature in one year or less. Based on past experience, management believes the majority of maturing certificates of deposit will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater LTV as collateral to secure the amounts borrowed. Total borrowings from the Federal Home Loan Bank are subject to limitations based upon a risk assessment of the Bank, which currently allows for a line of credit equal to 35% of the Bank’s assets. At December 31, 2006, the Bank had approximately $158.1 million in additional borrowing authority under the above-mentioned arrangement in addition to the $203.5 million in advances outstanding at that date. The Company also maintains a $20.0 million line of credit with a correspondent bank. At December 31, 2006, $3.2 million has been borrowed under this arrangement.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 75% of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the quarter ended December 31, 2006, the origination of loans held for sale used $307.4 million of cash and the sales of such loans provided cash totaling $285.0 million.

The primary use of cash from investing activities is the investment in loans receivable originated for the portfolio. During the quarter ended December 31, 2006, the Company had a net increase in loans receivable of $50.4 million compared with an increase of $35.4 million for the quarter ended December 31, 2005. See the Overview for a discussion of the growth in loans receivable.

The Company’s primary sources of funds from financing activities during the quarter ended December 31, 2006 were a $43.8 million increase in deposits and a $30.7 million increase in FHLB advances.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2006:

	December 31, 2006
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
	(In thousands)
Three months or less	$103,335	$143,500	$—	$21,611	$—
Over three months through six months	86,085	6,000	3,235	—	—
Over six months through twelve months	83,897	15,000	—	—	—
Over twelve months	128,157	39,000	—	—	19,589

Total	$401,474	$203,500	$3,235	$21,611	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at December 31, 2006 are as follows:

Less than one year	$449,986
Over 1 year but less than 5 years	677,822
Over 5 years	—

Total	$1,127,808

REGULATORY CAPITAL

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (“OTS”) regulations on minimum capital standards. The OTS’ minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I (core) capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets. The Tier I capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighting factor of 50%).

The following table illustrates the Bank’s regulatory capital levels compared with its regulatory capital requirements at December 31, 2006 and September 30, 2006.

	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Tangible capital (to total assets)	$91,617	8.91%	$15,431	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	99,635	11.58%	68,848	8.00%	$86,060	10.00%
Tier I risk-based capital (to risk- weighted assets)	91,617	10.65%	43,030	5.00%	51,636	6.00%
Tier I leverage capital (to average assets)	91,617	8.91%	41,149	4.00%	51,437	5.00%
As of September 30, 2006
Tangible capital (to total assets)	$88,954	9.30%	$14,348	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	96,598	11.99%	64,463	8.00%	$80,579	10.00%
Tier I risk-based capital (to risk- weighted assets)	88,954	11.04%	40,289	5.00%	48,347	6.00%
Tier I leverage capital (to average assets)	88,954	9.30%	38,261	4.00%	47,826	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2006 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At December 31, 2006, the Company had issued $166.8 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2006.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgaged-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $26.5 million and $15.0 million in notional value at December 31, 2006 and September 30, 2006, respectively. These hedges were matched against $29.2 million and $19.6 million of interest rate lock commitments at December 31, 2006 and September 30, 2006, respectively that were to be sold through the mandatory delivery of loan pool sales.

The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was $129,000 and $30,000 at December 31, 2006 and September 30, 2006, respectively. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was $143,000 and $81,000 at December 31, 2006 and September 30, 2006, respectively.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. During the quarter ended December 31, 2005, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At December 31, 2006, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $80.0 million at December 31, 2006 and September 30, 2006, respectively. At December 31, 2006, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $1.8 million. At September 30, 2006, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $2.0 million. Net gains of $172,000 were recognized on fair value hedges during the quarter ended December 31, 2006 compared to net losses of $407,000 during the quarter ended December 31, 2005.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of December 31, 2006 and September 30, 2006 were as follows:

		December 31, 2006			September 30, 2006
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value	Interest Rate Paid	Interest Rate Received	Estimated Fair Value
October 20, 2008	$10,000,000	5.28%	4.30%	$(145,000)	5.29%	4.30%	$(154,000)
November 19, 2009	10,000,000	5.30%	3.50%	(169,000)	5.31%	3.50%	(208,000)
November 23, 2009	10,000,000	5.28%	3.75%	(194,000)	5.28%	3.75%	(216,000)
November 26, 2010	10,000,000	5.30%	4.13%	(345,000)	5.31%	4.13%	(365,000)
November 26, 2010	5,000,000	5.29%	4.13%	(171,000)	5.30%	4.13%	(181,000)
November 26, 2010	5,000,000	5.28%	4.13%	(170,000)	5.29%	4.13%	(179,000)
January 24, 2010	10,000,000	5.26%	3.70%	(302,000)	5.27%	3.70%	(321,000)
January 28, 2011	10,000,000	5.28%	4.30%	(160,000)	5.29%	4.30%	(188,000)
February 25, 2011	5,000,000	5.28%	4.80%	(89,000)	5.28%	4.80%	(96,000)
September 14, 2012	5,000,000	5.28%	4.25%	(82,000)	5.29%	4.25%	(98,000)

Total	$80,000,000			$(1,827,000)			$(2,006,000)

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the quarters ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,
	2006	2005
Interest paid (variable rate):
Total amount (000s)	$1,057.2	$794.2
Average interest rate	5.29%	3.97%
Interest received (fixed rate):
Total amount (000s)	$808.1	$759.4
Average interest rate	4.04%	3.80%

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

During the quarter ended December 31, 2006, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of December 31, 2006, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal controls over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for the Company beginning October 1, 2006. We have evaluated the requirements of SFAS No.154 and determined that it will not have a material effect on our financial condition or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring on or after October 1, 2006. We have evaluated the requirements of SFAS No. 155 and determined that it will not have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective for the Company beginning October 1, 2006. We have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not expect that the adoption of SFAS No. 158 will have a material effect on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of Interpretation No. 48 will have a material effect on our financial condition or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning October 1, 2006. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of the Issue to have a material effect on our consolidated financial statements.

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

Item 1A	Risk Factors-There have been no material changes from the risk factors as previously disclosed in Item 1A to Part 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 through October 31, 2006	—	$—	—	20,493
November 1, 2006 through November 30, 2006	4,591	$15.74	4,591	15,902
December 1, 2006 through December 31, 2006	12,468	$15.51	12,468	3,434
Total	17,059	$15.57	17,059

(1)	In February 2003, Pulaski Financial Corp. announced a repurchase program under which it would repurchase up to 140,000 shares of Pulaski Bank’s common stock. On July 21, 2003, the Company declared a two-for-one split of its common stock, increasing the shares authorized under this program to 280,000. On July 18, 2005, Pulaski Financial issued a three-for-two stock split, increasing the shares authorized under this program to 420,000. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.	Other Information: Not applicable

Item 6.	Exhibits

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

***	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.

****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: February 8, 2007	/S/ William A. Donius
William A. Donius
Chairman and Chief Executive Officer

Date: February 8, 2007	/S/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer