Form 10-Q
period 2007-03-31
PULASKI FINANCIAL CORP
filed 2007-05-09
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, par value $.01 per share	9,979,919 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2007

PART I—FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

	March 31, 2007	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$28,079,549	$19,085,655
Federal funds sold and overnight deposit	1,059,529	3,030,571

Total cash and cash equivalents	29,139,078	22,116,226
Interest bearing time deposits in other banks	99,000	792,000
Equity securities available for sale, at fair value	3,807,166	4,517,259
Debt securities held to maturity, at amortized cost (fair value, $18,910,391 and $12,874,121 at March 31, 2007 and September 30, 2006, respectively)	18,936,007	12,932,036
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $428,983 and $469,713 at March 31, 2007 and September 30, 2006, respectively)	400,818	441,266
Mortgage-backed securities available for sale, at fair value	2,930,307	3,190,125
Capital stock of Federal Home Loan Bank, at cost	8,189,400	9,524,300
Loans receivable held for sale, at lower of cost or market	76,703,117	60,371,296
Loans receivable, net of allowance for loan losses of $8,509,581 and $7,817,317 at March 31, 2007 and September 30, 2006, respectively	857,094,544	785,199,024
Real estate acquired in settlement of loans, net of allowance for losses of $103,535 and $26,350 at March 31, 2007 and September 30, 2006, respectively	2,262,591	2,764,167
Premises and equipment, net	18,684,101	18,165,840
Bank-owned life insurance	24,554,763	24,043,698
Accrued interest receivable	5,967,142	5,532,177
Goodwill	3,938,524	3,938,524
Core deposit intangible	577,078	657,802
Other assets	10,389,186	8,274,356

Total assets	$1,063,672,822	$962,460,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$768,580,560	$655,576,578
Advances from Federal Home Loan Bank	160,500,000	172,800,000
Note payable	3,150,000	3,320,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,697,855	3,054,713
Accrued interest payable	2,141,564	1,800,764
Due to other banks	18,120,708	22,066,374
Other liabilities	10,596,709	8,426,121

Total liabilities	984,376,396	886,633,550

Stockholders' Equity:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at March 31, 2007 and September 30, 2006	130,687	130,687
Treasury stock—at cost; 3,097,263 and 3,122,275 shares at March 31, 2007 and
September 30, 2006, respectively	(16,349,015)	(15,982,452)
Treasury stock—equity trust—at cost; 151,337 and 255,053 shares at
March 31, 2007 and September 30, 2006, respectively	(1,881,411)	(3,131,404)
Additional paid-in capital	49,687,237	50,067,003
Accumulated other comprehensive loss	(42,986)	(12,933)
Retained earnings	47,751,914	44,755,645

Total stockholders’ equity	79,296,426	75,826,546

Total liabilities and stockholders’ equity	$1,063,672,822	$962,460,096

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest and Dividend Income:
Loans receivable	$16,539,482	$11,814,452	$32,489,702	$23,338,960
Debt and equity securities	221,940	154,910	409,047	237,089
Mortgage-backed securities	40,536	52,811	82,854	109,199
Capital stock of the Federal Home Loan Bank	87,241	57,568	185,584	132,522
Other	45,045	61,101	107,863	113,061

Total interest and dividend income	16,934,244	12,140,842	33,275,050	23,930,831

Interest Expense:
Deposits	7,583,237	4,603,849	14,319,435	8,278,206
Advances from Federal Home Loan Bank of Des Moines	1,967,703	1,501,438	4,258,957	3,394,623
Subordinated debentures	373,007	336,947	755,614	649,157
Note payable	57,191	57,432	115,904	111,951

Total interest expense	9,981,138	6,499,666	19,449,910	12,433,937

Net interest income	6,953,106	5,641,176	13,825,140	11,496,894
Provision for loan losses	573,482	452,750	1,255,035	859,371

Net interest income after provision for loan losses	6,379,624	5,188,426	12,570,105	10,637,523

Non-Interest Income:
Retail banking fees	754,965	684,608	1,537,196	1,432,359
Mortgage revenues	1,258,984	1,122,020	2,167,538	2,128,492
Title policy revenues	230,665	174,139	443,560	372,423
Investment brokerage revenues	133,202	149,920	375,656	267,202
Appraisal division revenues	215,363	—	423,563	—
Gain on the sale of securities	—	56,163	143,720	56,163
Gain on the sale of branch	—	2,473,853	—	2,473,853
Bank-owned life insurance income	253,468	189,374	511,065	351,985
Other	316,453	66,747	497,864	285,565

Total non-interest income	3,163,100	4,916,824	6,100,162	7,368,042

Non-Interest Expense:
Salaries and employee benefits	3,274,777	2,745,779	5,948,795	5,004,474
Occupancy, equipment and data processing expense	1,431,241	1,226,814	2,681,911	2,335,051
Advertising	371,617	276,195	618,883	465,294
Professional services	399,038	325,063	660,962	663,862
Loss (gain) on derivative instruments	(141,355)	72,855	(313,670)	480,246
Charitable contributions	17,135	288,290	66,351	308,540
Data processing termination expense	—	—	219,534	—
Real estate foreclosure losses and expense, net	173,563	29,075	236,057	55,302
Other	792,655	674,170	1,526,936	1,395,220

Total non-interest expense	6,318,671	5,638,241	11,645,759	10,707,989

Income before income taxes	3,224,053	4,467,009	7,024,508	7,297,576
Income tax expense	1,019,761	1,571,625	2,333,771	2,555,111

Net income	$2,204,292	$2,895,384	$4,690,737	$4,742,465

Other comprehensive loss	(42,986)	(36,734)	(30,053)	(13,605)

Net comprehensive income	$2,161,306	$2,858,650	$4,660,684	$4,728,860

Per Share Amounts:
Basic earnings per share	$0.22	$0.32	$0.48	$0.55
Weighted average common shares outstanding—basic	9,829,899	8,977,678	9,826,841	8,636,462
Diluted earnings per share	$0.21	$0.30	$0.46	$0.52
Weighted average common shares outstanding—diluted	10,265,321	9,507,731	10,267,161	9,182,542

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2006	$130,687	$(19,113,856)	$50,067,003	$(12,933)	$44,755,645	$75,826,546
Comprehensive income:
Net income	—	—	—	—	4,690,737	4,690,737
Unrealized loss on investment securities, net of tax	—	—	—	(30,053)	—	(30,053)

Net comprehensive income	—	—	—	(30,053)	4,690,737	4,660,684
Dividends ($.085 per share)	—	—	—	—	(1,694,468)	(1,694,468)
Stock options exercised		229,999	122,805	—	—	352,804
Stock option and award expense	—	—	152,360	—	—	152,360
Stock issued under dividend reinvestment plan (10,157 shares)	—	42,929	114,748	—	—	157,677
Stock repurchased (40,637 shares)	—	(639,491)	—	—	—	(639,491)
Purchase of equity trust shares (9,300 shares)	—	(100,000)	—	—	—	(100,000)
Release of equity trust shares (113,016 shares)	—	1,349,993	(1,349,993)	—	—	—
Amortization of equity trust expense	—	—	375,125	—	—	375,125
Excess tax benefit from stock based compensation	—	—	205,189	—	—	205,189

Balance, March 31, 2007	$130,687	$(18,230,426)	$49,687,237	$(42,986)	$47,751,914	$79,296,426

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2007 (UNAUDITED) AND MARCH 31, 2006 (UNAUDITED)

	Six Months Ended March 31
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,690,737	$4,742,465

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	733,047	631,444
Net deferred loan costs	1,554,734	1,387,710
Net amortization of debt and equity securities premiums and discounts	(316,746)	(148,215)
Broker fees financed under interest-rate swap agreements	98,466	49,233
Equity trust expense	375,125	296,383
Stock option and award expense	152,360	152,840
Provision for loan losses	1,255,035	859,371
Provision for losses on real estate acquired in settlement of loans	84,535	109,612
Losses on sale of real estate acquired in settlement of loans	120,411	27,798
Originations of loans receivable for sale to correspondent lenders	(608,424,821)	(488,064,204)
Proceeds from sales of loans to correspondent lenders	593,689,026	500,516,352
Gain on sale of loans held for sale	(1,596,026)	(1,756,352)
Loss on sale of loan pools	—	127,742
Gain on sale of equity securities available for sale	(143,720)	(56,163)
Gain on sale of branch, net of expense	—	(2,473,852)
Loss (gain) on derivative instruments	(313,670)	480,246
Increase in cash value of bank-owned life insurance	(511,065)	(351,985)
Decrease in accrued expenses	(426,583)	(757,808)
Excess tax benefit from stock-based compensation	(205,189)	(67,691)
Changes in other assets and liabilities	948,046	(779,313)

Net adjustments	(12,927,035)	10,183,148

Net cash (used in) provided by operating activities	(8,236,298)	14,925,613

Cash Flows From Investing Activities:
Proceeds from sales of equity securities available for sale	772,648	471,465
Proceeds from maturities of time deposits	693,000	—
Proceeds from maturities of debt securities held to maturity	21,000,000	23,500,000
Proceeds from redemption of FHLB stock	7,462,700	7,043,900
Purchases of debt securities available for sale	(48,899)	(544,165)
Purchases of debt securities held to maturity	(26,684,644)	(27,785,731)
Purchases of FHLB stock	(6,127,800)	(6,242,700)
Purchase of bank-owned life insurance policies	—	(6,500,000)
Principal payments received on mortgage-backed securities	338,942	597,196
Proceeds from sale of loan pools	—	6,556,826
Net increase in loans	(77,357,058)	(81,088,981)
Proceeds from sales of real estate acquired in settlement of loans receivable	2,948,400	1,072,115
Proceeds from disposal of equipment	637	10,731
Purchases of premises and equipment	(1,251,945)	(2,711,612)
Cash received for branch acquisition, net of cash and cash equivalents paid	—	15,733,735
Cash paid on sale of branch	—	(19,448,123)

Net cash used in investing activities	$(78,254,019)	$(89,335,344)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

ENDED MARCH 31, 2007 (UNAUDITED) AND MARCH 31, 2006 (UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Cash Flows From Financing Activities:
Net increase in deposits	$113,003,982	$89,927,226
Proceeds from Federal Home Loan Bank advances, net	(12,300,000)	(17,500,000)
Payment on note payable	(170,000)	(85,000)
Net increase (decrease) in due to other banks	(3,945,666)	3,314,547
Cash paid to trustee for purchase of equity trust shares	(100,000)	(1,539,463)
Net decrease in advance payments by borrowers for taxes and insurance	(1,356,858)	(1,591,275)
Proceeds from common stock offering	—	16,139,230
Proceeds from cash received in dividend reinvestment plan	157,677	88,955
Excess tax benefit for stock based compensation	205,189	67,691
Treasury stock issued for stock options exercised	352,804	407,564
Dividends paid on common stock	(1,694,468)	(1,431,391)
Stock repurchases	(639,491)	(5,301)

Net cash provided by financing activities	93,513,169	87,792,783

Net decrease in cash and cash equivalents	7,022,852	13,383,052
Cash and cash equivalents at beginning of period	22,116,226	25,688,486

Cash and cash equivalents at end of period	$29,139,078	$39,071,538

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$13,974,400	$7,912,930
Interest on advances from FHLB	4,265,577	3,408,055
Interest on subordinated debentures	753,843	630,742
Interest on notes payable	116,517	112,770

Cash paid during period for interest	$19,110,337	$12,064,497
Income taxes, net	1,390,077	3,517,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	2,651,770	1,542,191

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2007 and September 30, 2006 and its results of operations for the three- and six-month periods ended March 31, 2007 and 2006. The results of operations for the three- and six-month periods ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2006 contained in the Company’s 2006 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	9,829,899	8,977,678	9,826,841	8,636,462
Treasury stock—equity trust	122,428	126,028	122,052	127,693
Equivalent shares—employee stock options and awards	312,994	404,025	318,268	418,387

Weighted average shares outstanding—diluted	10,265,321	9,507,731	10,267,161	9,182,542

Net income per share—basic	$0.22	$0.32	$0.48	$0.55
Net income per share—diluted	$0.21	$0.30	$0.46	$0.52

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

The following options to purchase shares during the three- and six-month periods ended March 31, 2007 and 2006 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods through 2017 and 2016, respectively.

	March 31,		March 31,
	2007	2006	2007	2006
Number of option shares	126,392	24,328	125,639	18,486
Equivalent anti-dilutive shares	31,337	6,813	32,380	4,674

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

A summary of the Company’s stock option programs as of March 31, 2007 and changes during the six-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life

Outstanding at October 1, 2006	820,300	$8.21
Granted	24,500	15.57
Exercised	(55,492)	6.36
Expired	—	—
Forfeited	(9,750)	16.52

Outstanding at March 31, 2007	779,558	8.47	$5.7	5.74 years

Exercisable at March 31, 2007	540,049	6.13	$5.1	4.70 years

The total intrinsic value of stock options exercised during the six months ended March 31, 2007 and 2006 was $537,000 and $891,000, respectively. The weighted average grant-date fair value of options granted during the six months ended March 31, 2007 was $4.25. As of March 31, 2007, the total unrecognized compensation expense related to non-vested stock options and awards was $829,000 and the related weighted average period over which it is expected to be recognized is 1.7 years.

The fair value of stock options granted in the six-month periods ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended March 31,
	2007	2006
Risk free interest rate	4.56%	4.40%
Expected volatility	27.50%	27.93%
Expected life in years	5.7	6.0
Dividend yield	2.13%	1.82%
Expected forfeiture rate	1.24%	1.50%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. Currently, none of the Company’s executive officers participate in the plan. The plan allows the recipients to defer a percentage of commissions earned, which is partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to the purchase of Company shares in the open market. In exchange for the opportunity to defer income, the participants are required to sign a four-year or five-year contract prohibiting them from competing against the Company in the Company’s market area. Should the participants voluntarily leave the Company, they forgo any accrued benefits. At March 31, 2007, there were 151,337 total shares in the plan, of which 125,735 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Since the majority of the Company’s loans originated are sold on a servicing-released basis, most of the deferred expense is recorded as a reduction of the mortgage revenue realized upon sale. Excess tax benefits associated with all share based payments totaled approximately $205,000 for the six months ended March 31, 2007.

4.	LOANS RECEIVABLE

Loans receivable at March 31, 2007 and September 30, 2006 are summarized as follows:

	March 31, 2007	September 30, 2006
Real estate mortgage:
One to four family residential	$321,032,660	$314,746,084
Multi-family residential	16,981,312	13,628,962
Commercial real estate	175,545,737	150,528,577
Real estate construction and development:
Residential	32,882,588	30,586,090
Multi-family	13,910,248	6,042,116
Commercial	31,565,557	20,566,734
Commercial and industrial	67,079,720	48,785,481
Equity lines	204,225,614	207,152,688
Consumer and installment	6,310,772	6,276,425

	869,534,208	798,313,157
Add (less):
Deferred loan costs	5,194,271	4,879,507
Loans-in-process	(9,124,354)	(10,176,323)
Allowance for loan losses	(8,509,581)	(7,817,317)

Total	$857,094,544	$785,199,024

Weighted average interest rate at end of period	7.55%	7.50%

5.	DEPOSITS

Deposits at March 31, 2007 and September 30, 2006 are summarized as follows:

	March 31, 2007		September 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$46,647,009	—	$38,830,048	—
Interest-bearing checking	63,792,149	1.76%	53,448,091	1.66%
Passbook savings accounts	30,518,486	0.37%	31,895,237	0.39%
Money market	148,588,099	4.25%	134,383,062	4.12%

Total transaction accounts	289,545,743	2.61%	258,556,438	2.53%

Certificates of deposit:
Less than $100,000	236,025,582	5.18%	207,899,136	4.91%
$100,000 and greater	243,009,235	4.65%	189,121,004	4.43%

Total certificates of deposit	479,034,817	4.91%	397,020,140	4.68%

Total deposits	$768,580,560	4.04%	$655,576,578	3.83%

6.	RECLASSIFICATIONS

Certain reclassifications have been made to 2007 amounts to conform to the 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

Pulaski Financial Corp. is the holding company for Pulaski Bank, a $1.1 billion asset, growth-oriented bank, focused on becoming the premier community bank in St. Louis. The Bank’s 85-year history operating in the provincial and parochial St. Louis market as a deeply rooted community institution servicing tens of thousands of residential, commercial and consumer customers has created years of customer goodwill. The current generation of management is leveraging this legacy of goodwill and customer service in an effort to become the community bank of choice in the metropolitan St. Louis area.

Core Product Growth

The Company’s business plan includes reshaping its physical footprint to increase its presence in key business centers of St. Louis. Prior to 2005, five of the six Pulaski Bank locations were located in areas of St. Louis that were primarily retail-based markets. Since August 2005, the Company has added four full-service locations in several business districts of St. Louis, including the Richmond Heights location, which opened on January 5, 2007. By the end of calendar year 2007, the Company anticipates opening two additional bank locations in Downtown St. Louis and Clayton, Missouri.

The addition of new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. Core deposits, which consist of checking, money market and passbook savings accounts, have been a key component of this growth and their growth is the primary focus of the Company’s strategic plan. Primarily as the result of successful marketing efforts and new branch locations, core deposits increased 12%, or $31.0 million, to $289.5 million at March 31, 2007 from $258.6 million at September 30, 2006. This growth in core deposits included an $18.2 million increase in checking account balances to $110.4 million and a $14.2 million increase in money market deposit accounts to $148.6 million at March 31, 2007. Total deposits increased $113.0 million during the six-month period to $768.6 million. Certificates of deposit totaled $479.0 million at March 31, 2007, including $176.0 million in brokered certificates of deposit. Excluding changes in brokered certificates of deposit, time deposits increased $24.5 million during the six months ended December 31, 2007. Because of the competition for time deposits created by growth of de novo banks in the Company’s market area, the Company often has the ability to raise brokered time deposits on a national level at interest rates lower than in its market area. Management actively chooses between these two sources of time deposits depending on this price differential.

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

Total assets increased $101.2 million to $1.1 billion at March 31, 2007 from $962.5 million at September 30, 2006. The growth in total assets was primarily due to $71.9 million of growth in loans receivable and $16.3 million in loans held for sale during the six months ended March 31, 2007. The growth in loans receivable stemmed primarily from growth in the commercial portfolio, as mortgage loans secured by commercial real estate increased $25.0 million to $175.5 million, total real estate construction and development loans increased $21.2 million to $78.4 million, and commercial and industrial loans increased $18.3 million to $67.1 million at March 31, 2007, respectively. The increases were the result of the Company’s continued focus on growing these core commercial loan products.

Results of Operations

Earnings for the quarter ended March 31, 2007 were $2.2 million, or $0.21 per diluted share on 10.3 million average diluted shares outstanding, compared with earnings of $2.9 million, or $0.30 per diluted share on 9.5 million average diluted shares outstanding, during the same quarter last year. For the six months ended March 31, 2007, earnings were $4.7 million, or $0.46 per diluted share on 10.3 million average diluted shares outstanding, compared with $4.7 million, or $0.52 per diluted share on 9.2 million average diluted shares outstanding, for the same period a year ago. Earnings per share for the 2007 and 2006 periods reflect the impact of a 1.2 million increase in the number of shares outstanding from stock issued in a secondary public offering in February 2006 and 211,000 shares issued to acquire CWE Bancorp on March 31, 2006.

Net income for the three and six months ended March 31, 2006 included a $2.5 million gain on the sale of the Company’s Kansas City bank branch, partially offset by a $250,000 charitable contribution to a St. Louis community-based organization. These items had a combined impact on diluted earnings per share of $0.15 and $0.16 in last year’s three- and six-month periods, respectively.

Net interest income rose 23%, or $1.3 million, to $7.0 million for the quarter ended March 31, 2007 compared with $5.6 million for the same period last year. The increase was fueled by strong growth in the average balances of loans receivable and loans held for sale, which collectively increased to $910.7 million during the quarter ended March 31, 2007 compared with $720.5 million during the quarter ended March 31, 2006. For the six months ended March 31, 2007, net interest income rose to $13.8 million compared with $11.5 million for the same six-month period last year. The average balances of loans receivable and loans held for sale collectively increased to $887.9 million during the six months ended March 31, 2007 compared with $713.5 million during the six months ended March 31, 2006.

The net interest margin declined during the March 2007 quarter to 2.95% from 3.00% for the quarter ended March 31, 2006. For the six-month period, the net interest margin declined to 3.00% in 2007 compared with 3.09% in 2006. The decline in the net interest margin was due primarily to strong competition for loan originations, which created pressure on loan yields, combined with an increase in wholesale funding sources, which are typically more costly than retail deposits.

Non-interest income declined $1.7 million to $3.2 million for the three months ended March 31, 2007 compared with $4.9 million for the same period in the prior year. Excluding the $2.5 million gain on the sale of the bank branch in 2006, non-interest income rose $720,000 during the quarter ended March 31, 2007. Mortgage revenues increased 12.2% to $1.3 million during the quarter ended March 31, 2007 on loan sales of $307 million, compared with mortgage revenues of $1.1 million during the quarter ended March 31, 2006 on loan sales of $231 million. The increased mortgage activity continued to drive title and appraisal revenues, which collectively increased $272,000 over the March 2006 quarter. The appraisal division is in its third quarter of operations and generated $215,000 in revenue for the quarter ended March 31, 2007. Also contributing to the rise in non-interest income during the quarter was a 10% increase in retail banking fees to $755,000 from $685,000, primarily as the result of the increase in core deposits. For the six months ended March 31, 2007, non-interest income decreased to $6.1 million compared with $7.4 million for the same six-month period last year. See Discussion of Other Non-Interest Income and Expense for the Three and Six Months Ended March 31, 2007.

Non-interest expense increased 12% to $6.3 million for the quarter ended March 31, 2007 compared with $5.6 million for the same period a year ago. The increase was primarily due to higher compensation expense, which increased $529,000 to $3.3 million for the quarter ended March 31, 2007, higher occupancy, equipment and data processing expense, which increased $204,000 to $1.4 million for the quarter ended March 31, 2007, and higher real estate foreclosure expense and losses, which increased $144,000 to $174,000 for the quarter ended March 31, 2007. Non-interest expense in the current-year quarter was reduced by a $141,000 gain related to changes in the market values of derivative financial instruments compared with a $73,000 loss in the prior-year quarter. Chartable contributions decreased from $288,000 for the quarter ended March 31, 2006 to $17,000 for the current-year quarter. The March 2006 quarter included a $250,000 charitable contribution to a St. Louis community-based organization. For the six months ended March 31, 2007, non-interest expense was $11.6 million compared with $10.7 million for the same six-month period last year. See Discussion of Other Non-Interest Income and Expense for the Three and Six Months Ended March 31, 2007.

Asset Quality

The ratio of nonperforming assets to total assets decreased slightly from 1.02% at September 30, 2006 to 0.98% at March 31, 2007. Non-performing assets totaled $10.5 million at March 31, 2007 compared with $9.9 million at September 30, 2006. The balance of nonperforming loans increased $1.1 million to $8.2 million at March 31, 2007 from $7.0 million at September 30, 2006. See Non-Performing Assets and Delinquencies.

AVERAGE BALANCE SHEETS

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

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$645,177	$11,470	7.11%	$483,868	$7,647	6.32%
Consumer	3,865	63	6.52%	3,463	53	6.12%
Home equity	205,923	4,180	8.12%	200,107	3,662	7.32%

Total loans receivable	854,965	15,713	7.35%	687,438	11,362	6.61%
Loans available for sale	55,720	826	5.93%	33,035	452	5.47%
Debt securities	18,204	222	4.88%	15,001	155	4.13%
FHLB stock	8,308	87	4.20%	7,543	58	3.05%
Mortgage-backed securities	3,416	41	4.75%	4,326	53	4.88%
Other	3,503	45	5.14%	5,477	61	4.46%

Total interest-earning assets	944,116	16,934	7.17%	752,820	12,141	6.45%

Non-interest-earning assets	77,861			57,490

Total assets	$1,021,977			$810,310

Interest-bearing liabilities:
Demand deposit	$65,786	$345	2.10%	$44,801	$180	1.61%
Savings	29,982	28	0.38%	30,168	25	0.34%
Money market	152,990	1,601	4.18%	93,259	663	2.84%
Time deposits	452,355	5,609	4.96%	376,398	3,736	3.97%

Total interest-bearing deposits	701,113	7,583	4.33%	544,626	4,604	3.38%

FHLB advances	153,613	1,968	5.12%	139,744	1,502	4.30%
Note payable	3,233	57	7.08%	3,575	57	6.43%
Subordinated debentures	19,589	373	7.62%	19,589	337	6.88%

Total interest-bearing liabilities	877,548	9,981	4.55%	707,534	6,500	3.67%

Non-interest bearing liabilities:
Non-interest bearing deposits	46,125			27,501

Other non-interest bearing liabilities	17,984			14,275

Total non-interest-bearing liabilities	64,109			41,776

Stockholders' equity	80,320			61,000

Total liabilities and stockholders' equity	$1,021,977			$810,310

Net interest income		$6,953			$5,641

Interest rate spread (2)			2.62%			2.78%
Net interest margin (3)			2.95%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.59%			106.40%

(1)	Includes non-accrual loans with an average balance of $750,000 and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by total average interest-earning assets.

	Six Months Ended
	March 31, 2007			March 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$624,423	$22,334	7.15%	$472,387	$14,955	6.33%
Consumer	3,884	127	6.55%	3,409	105	6.17%
Home equity	206,161	8,439	8.19%	198,507	7,181	7.23%

Total loans receivable	834,468	30,900	7.41%	674,303	22,241	6.60%
Loans available for sale	53,460	1,589	5.95%	39,185	1,098	5.60%
Debt securities	16,730	409	4.89%	11,700	237	4.05%
FHLB stock	8,747	186	4.24%	8,340	133	3.18%
Mortgage-backed securities	3,485	83	4.75%	4,514	109	4.84%
Other	4,211	108	5.12%	5,307	113	4.26%

Total interest-earning assets	921,101	33,275	7.23%	743,349	23,931	6.44%

Non-interest-earning assets	76,259			54,304

Total assets	$997,360			$797,653

Interest-bearing liabilities:
Demand deposit	$60,090	$577	1.92%	$37,458	$206	1.10%
Savings	30,631	57	0.37%	30,978	53	0.34%
Money market	150,891	3,173	4.21%	93,081	1,279	2.75%
Time deposits	425,133	10,512	4.95%	354,009	6,740	3.81%

Total interest-bearing deposits	666,745	14,319	4.30%	515,526	8,278	3.21%

FHLB advances	165,041	4,259	5.16%	160,698	3,395	4.22%
Note payable	3,275	116	7.08%	3,574	112	6.26%
Subordinated debentures	19,589	756	7.71%	19,589	649	6.63%

Total interest-bearing liabilities	854,650	19,450	4.55%	699,387	12,434	3.56%

Non-interest bearing liabilities:
Non-interest bearing deposits	45,042			27,615

Other non-interest bearing liabilities	18,009			15,529

Total non-interest-bearing liabilities	63,051			43,144

Stockholders' equity	79,659			55,122

Total liabilities and stockholders' equity	$997,360			$797,653

Net interest income		$13,825			$11,497

Interest rate spread (2)			2.68%			2.88%
Net interest margin (3)			3.00%			3.09%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.78%			106.29%

(1)	Includes non-accrual loans with an average balance of $832,000 and $2.3 million for the six months ended March 31, 2007 and 2006, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by total average interest-earning assets.

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

	Three Months Ended March 31, 2007 vs 2006			Six Months Ended March 31, 2007 vs 2006
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$2,780	$1,043	$3,823	$5,261	$2,118	$7,379
Consumer	6	4	10	15	7	22
Home Equity	109	409	518	283	975	1,258

Total loans receivable	2,895	1,456	4,351	5,559	3,100	8,659
Loans available for sale	333	41	374	419	72	491
Debt securities	36	31	67	116	56	172
FHLB stock	6	23	29	7	46	53
Mortgage-backed securities	(11)	(1)	(12)	(24)	(2)	(26)
Other	(63)	47	(16)	(49)	44	(5)

Net change in income on interest earning assets	3,196	1,597	4,793	6,028	3,316	9,344

Interest-bearing liabilities:
Demand deposits	100	65	165	166	205	371
Savings	(2)	5	3	(1)	5	4
Money market	540	398	938	1,021	873	1,894
Time deposits	837	1,036	1,873	1,515	2,257	3,772

Total interest-bearing deposits	1,475	1,504	2,979	2,701	3,340	6,041
FHLB advances	159	307	466	93	771	864
Note payable	(22)	22	—	(21)	25	4
Subordinated debentures	—	36	36	—	107	107

Net change in expense on interest bearing liabilities	1,612	1,869	3,481	2,773	4,243	7,016

Change in net interest income	$1,584	$(272)	$1,312	$3,255	$(927)	$2,328

NON-PERFORMING ASSETS

Non-performing assets at March 31, 2007 and September 30, 2006 are summarized as follows:

	March 31, 2007	September 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$466	$794
Home equity	126	119
Other	53	27

Total non-accrual loans	645	940

Accruing loans past due 90 days or more:
Residential real estate	3,649	3,984
Commercial	821	125
Real estate-construction and development	549	—
Home equity	1,745	1,456
Other	54	21

Total accruing loans past due 90 days or more	6,818	5,586

Restructured loans	117	220
Other nonperforming loans	577	302

Total non-performing loans	8,157	7,048
Real estate acquired in settlement of loans	2,263	2,764
Other nonperforming assets	43	44

Total non-performing assets	$10,463	$9,856

Total non-performing assets increased from $9.9 million at September 30, 2006 to $10.5 million at March 31, 2007. The balance of non-accrual loans decreased from $940,000 to $645,000 as the Company foreclosed on several residential loans during the six-month period ended March 31, 2007. Accruing loans greater than 90 days past due increased from $5.6 million at September 30, 2006 to $6.8 million at March 31, 2007, primarily as the result of a $1.2 million increase in loans secured by commercial, multi-family, and construction and development real estate that were greater than 90 days past due and still accruing interest. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. The allowance for loan losses was $8.5 million at March 31, 2007, or 0.90% of total loans and 104.32% of non-performing loans, compared with $7.8 million at September 30, 2006, or 0.92% of total loans and 110.91% of non-performing loans.

The provision for loan losses for the three and six months ended March 31, 2007 were $573,000 and $1.3 million, respectively, compared with $453,000 and $860,000, respectively, for the same periods a year ago. The increases were due to both strong growth in the loan portfolio, primarily commercial and construction loans, which carry a higher risk of default than residential real estate loans, combined with the increase in non-performing loans. Net charge-offs for the six months ended March 31, 2007 totaled $562,000, or 0.06% of average loans, compared with $552,000, or 0.08% of average loans, for the same period a year ago. Net charge-offs in 2007 primarily include $278,000 in charge-offs on single-family residential mortgage loans, $120,000 in charge-offs on multi-family real estate loans and $85,000 in charge-offs on home equity loans.

Real estate foreclosure losses and expense, net was $236,000 for the six months ended March 31, 2007 compared with $55,000 for the same 2006 period. A large part of the increase was primarily the result of losses and expenses incurred in connection with several residential properties acquired, through foreclosure, from a single borrower. The properties are located in an economically depressed area of St. Louis and experienced significant deterioration in physical condition.

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

Because management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties, the Company’s five-year average annual historical loan loss experience has been low, totaling only $375,000, or 0.04% of average loans. While the losses have increased slightly over the last five years, the balance of the allowance has increased dramatically, almost doubling in the last two fiscal years. The growth in allowance for loan losses was due to growth in the loan portfolio as well as loan product diversification, which increased the risk profile of the portfolio. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Presently, the property values in the Company’s lending areas have been stable and appreciating.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended March 31,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$7,817	$6,806
Provision charged to expense	1,255	860
Allowance on loans acquired in business combination	—	282
Loans charged-off	(576)	(556)
Recoveries of loans previously charged-off	14	4

Allowance for loan losses, end of period	$8,510	$7,396

	March 31, 2007	September 30, 2006
Ratio of allowance to total loans outstanding	0.90%	0.92%
Ratio of allowance to nonperforming loans	104.32%	110.91%

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

ADDITIONAL DISCUSSION OF FINANCIAL CONDITION

Cash and cash equivalents increased $7.0 million to $29.1 million at March 31, 2007 from $22.1 million at September 30, 2006 The Company maintains cash reserves at its bank branch locations and at its correspondent banks including the Federal Reserve, to remain in compliance with federal banking regulations. Typically, excess cash inflows are used to retire daily borrowings from the Federal Home Loan Bank.

Debt securities held to maturity increased $6.0 million to $18.9 million at March 31, 2007 from $12.9 million at September 30, 2006 primarily due to the purchase of securities to be used as collateral for large commercial deposits.

Advances from the Federal Home Loan Bank decreased $12.3 million to $160.5 million at March 31, 2007 from $172.8 million at September 30, 2006. The Company has the ability to raise time deposits on a national level that, at certain times, are available at interest rates lower than those available from the Federal Home Loan Bank. Management actively chooses between these two sources of funding depending on this price differential.

Due to other banks totaled $18.1 million at March 31, 2007 compared with $22.1 million at September 30, 2006. Due to other banks represents checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at March 31, 2007 was $79.3 million, an increase of $3.5 million from $75.8 million at September 30, 2006. The increase during the six-month period was primarily attributable to net income totaling $4.7 million, partially offset by dividend payments of $1.7 million and the repurchase of 40,637 shares of the Company’s common stock at a cost of $639,000.

DISCUSSION OF OTHER NON-INTEREST INCOME AND EXPENSE FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

Title policy revenues totaled $231,000 and $174,000 for the three months ended March 31, 2007 and 2006, respectively, and $444,000 and $372,000 for the six months ended March 31, 2007 and 2006, respectively. The title division captures sales opportunities from the Company’s residential and commercial lending activities. Its primary activities include researching and issuing title policies on commercial and residential loans. The increased revenues were the result of the Company’s increased loan origination activity.

Appraisal division revenues totaled $215,000 and $424,000 for the three and six months ended March 31, 2007, respectively. The appraisal division’s operations, which began in July 2006, consist primarily of cross-selling appraisal services to the Company’s mortgage loan customers.

Investment brokerage revenues totaled $133,000 and $150,000 for the three months ended March 31, 2007 and 2006, respectively, and $376,000 and $267,000 for the six months ended March 31, 2007 and 2006, respectively. The investment division’s operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes.

Gain on sale of securities totaled $144,000 for the six months ending March 31, 2007 and resulted from the sale of $773,000 of equity securities classified as available for sale compared to a $56,000 gain for the six months ended March 31, 2006 on sales of $471,000 of available-for-sale equity securities.

Gain on the sale of branch totaled $2.5 million for the six months ending March 31, 2006. No such sale occurred in the current fiscal year.

Bank-owned life insurance income increased $64,000 to $253,000 for the three-month period ending March 31, 2007 compared with the three-month period ending March 31, 2006 and increased $159,000 to $511,000 for the six-month period ending March 31, 2007 compared with the six-month period ending March 31, 2006 due to income earned on $6.5 million of additional policies purchased during February and March of 2006.

Other non-interest income totaled $316,000 and $67,000 for the three months ended March 31, 2007 and 2006, respectively, and $498,000 and $286,000 for the six months ended March 31, 2007 and 2006, respectively. The Company was awarded $117,000 in settlement of pending litigation during the quarter ended March 31, 2007. The March 2006 quarter includes a $127,000 loss on the sale of a pool of nonperforming loans.

Salaries and employee benefits expense increased $529,000 to $3.3 million for the quarter ended March 31, 2007 compared with $2.7 million for the quarter ended March 31, 2006 and increased $944,000 to $5.9 million for the six months ended March 31, 2007 compared with $5.0 million for the six months ended March 31, 2006. The increases resulted from the addition of the former Central West End Bank employees following its acquisition on March 31, 2006, employees at the new Richmond Heights bank location, and staff expansion necessary to support increased loan activity.

Occupancy, equipment and data processing expense increased 17% to $1.4 million during the three-month period ended March 31, 2007 compared with $1.2 million for the three-month period ended March 31, 2006 and increased 347,000 to $2.7 million for the six months ended March 31, 2007 compared with $2.3 million for the six months ended March 31, 2006. The increases were primarily the result of the operating expenses associated with the two banking locations acquired in the Central West End Bank purchase, the new Richmond Heights bank location, and additional mortgage origination offices.

Advertising expense increased $95,000 to $372,000 for the quarter ended March 31, 2007 compared with $276,000 for the quarter ended March 31, 2006 and increased $154,000 to $619,000 for the six months ended March 31, 2007 compared with $465,000 for the six months ended March 31, 2006. The growth in advertising expense is consistent with the Company’s objective to grow core deposits through an increased commercial banking presence and a consistent marketing message.

Professional services increased $74,000 to $399,000 for the quarter ended March 31, 2007 compared with $325,000 for the quarter ended March 31, 2006 as a result of increased consulting and legal expenses.

(Gain) loss on derivative instruments was a $141,000 gain for the quarter ended March 31, 2007 compared with a loss of $73,000 for the quarter ended March 31, 2006. For the six-month period ended March 31, 2007, the gain was $314,000 compared to a loss of $480,000 for the six-month period ended March 31, 2006. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. During the first quarter of fiscal year 2006, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company began using long-haul, fair-value, hedge accounting.

Data processing termination expense totaled $220,000 for the six months ended March 31, 2007 due to the write off of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. There was no such expense in the prior fiscal year.

Real estate foreclosure losses and expense, net increased $144,000 to $174,000 for the quarter ended March 31, 2007 compared with $29,000 for the quarter ended March 31, 2006 and increased $181,000 to $236,000 for the six months ended March 31, 2007 compared with $55,000 for the six months ended March 31, 2006. Included in these amounts are net losses on the sale of the properties totaling $83,000 and $124,000 for the three and six months ended March 31, 2007, respectively, compared with $6,000 and $10,000 for the three and six months ended March 31, 2006, respectively. A large part of the increases were the result of losses and expenses incurred in connection with several residential properties acquired, through foreclosure, from a single borrower. The properties are located in an economically depressed area of St. Louis and experienced significant deterioration in physical condition.

INCOME TAXES

The provision for income taxes was $1.0 million and $2.3 million for the three and six months ended March 31, 2007, respectively, compared with $1.6 million and $2.6 million for the three and six months ended March 31, 2006, respectively. The effective tax rates for the three-month periods ended March 31, 2007 and 2006 were 31.6% and 35.2%, respectively, and were 33.2% and 35.0%, respectively for the six-month periods ended March 31, 2007 and 2006. The lower effective tax rates in 2007 were the result of an increase in BOLI income, which is non-taxable, and a $90,000 reduction of the current tax liability in March 2007 following the completion of an Internal Revenue Service exam and the resulting favorable resolution of a potential tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Bank had outstanding commitments to originate loans totaling $168.0 million and commitments to sell loans totaling $165.0 million. At March 31, 2007, certificates of deposit totaling $326.0 million are scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater LTV as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At March 31, 2007, the Bank had approximately $79.7 million in additional borrowing authority under the arrangement with the FHLB in addition to the $160.5 million in advances outstanding at that date. The Company also maintains a $20.0 million line of credit with a correspondent bank. At March 31, 2007, $3.2 million had been borrowed under this arrangement.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 87% of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the six months ended March 31, 2007, the origination of loans held for sale used $608.4 million of cash and the sales of such loans provided cash totaling $593.7 million.

The primary use of cash from investing activities is the investment in loans receivable originated for the portfolio. During the six months ended March 31, 2007, the Company had a net increase in loans receivable of $77.4 million compared with an increase of $81.1 million for the six months ended March 31, 2006. See Overview for a discussion of the growth in loans receivable. In addition, the Company purchased $26.7 million in debt securities during the six months ended March 31, 2007, primarily to serve as collateral for large municipal deposits, compared with $27.8 million during the same period last year.

The Company’s primary sources of funds from financing activities during the six months ended March 31, 2007 was a $113.0 million increase in deposits offset by a decrease in Federal Home Loan Bank advances of $12.3 million.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2007:

	March 31, 2007
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
	(In thousands)
Three months or less	$157,836	$106,500	$3,150	$18,121	$—
Over three months through six months	86,068	—	—	—	—
Over six months through twelve months	82,128	15,000	—	—	—
Over twelve months	153,003	39,000	—	—	19,589

Total	$479,035	$160,500	$3,150	$18,121	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at March 31, 2007 are as follows:

Less than one year	$441,377
Over 1 year but less than 5 years	571,629
Over 5 years	—

Total	$1,013,006

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

The following table illustrates the Bank’s regulatory capital levels compared with its regulatory capital requirements at March 31, 2007 and September 30, 2006.

	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2007
Tangible capital (to total assets)	$94,152	8.90%	$15,877	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	102,535	11.60%	70,695	8.00%	$88,368	10.00%
Tier I risk-based capital (to risk- weighted assets)	94,152	10.65%	44,184	5.00%	53,021	6.00%
Tier I leverage capital (to average assets)	94,152	8.90%	42,338	4.00%	52,923	5.00%

As of September 30, 2006
Tangible capital (to total assets)	$88,954	9.30%	$14,348	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	96,598	11.99%	64,463	8.00%	$80,579	10.00%
Tier I risk-based capital (to risk- weighted assets)	88,954	11.04%	40,289	5.00%	48,347	6.00%
Tier I leverage capital (to average assets)	88,954	9.30%	38,261	4.00%	47,826	5.00%

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

Quantitative and qualitative Disclosures About Market Risk

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2007 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At March 31, 2007, the Company had issued $168.0 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2006.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward selling mortgage-backed securities. The forward sale of mortgage-backed securities is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgaged-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $34.0 million and $15.0 million in notional value at March 31, 2007 and September 30, 2006, respectively. These hedges were matched against $28.8 million and $19.6 million of interest rate lock commitments at March 31, 2007 and September 30, 2006, respectively that were to be sold through the mandatory delivery of loan pool sales.

The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was a debit balance totaling $41,000 at March 31, 2007 and a credit balance totaling $30,000 at September 30, 2006, respectively. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was a credit balance totaling $64,000 at March 31, 2007 and a debit balance totaling $81,000 at September 30, 2006.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. During the quarter ended December 31, 2005, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At March 31, 2007, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $80.0 million at March 31, 2007 and September 30, 2006, respectively. At March 31, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $1.4 million. At September 30, 2006, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $2.0 million. Net gains of $141,000 and $314,000 were recognized on fair value hedges during the three and six months ended March 31, 2007, respectively, compared with net losses of $73,000 and $480,000 during the three and six months ended March 31, 2006, respectively.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of March 31, 2007 and September 30, 2006 were as follows:

		March 31, 2007			September 30, 2006
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability
October 20, 2008	$10,000,000	5.28%	4.30%	$109,941	5.29%	4.30%	$154,000
November 19, 2009	10,000,000	5.30%	3.50%	118,225	5.31%	3.50%	208,000
November 23, 2009	10,000,000	5.28%	3.75%	151,386	5.28%	3.75%	216,000
November 26, 2010	10,000,000	5.30%	4.13%	288,409	5.31%	4.13%	365,000
November 26, 2010	5,000,000	5.29%	4.13%	142,840	5.30%	4.13%	181,000
November 26, 2010	5,000,000	5.28%	4.13%	141,478	5.29%	4.13%	179,000
January 24, 2010	10,000,000	5.26%	3.70%	249,361	5.27%	3.70%	321,000
January 28, 2011	10,000,000	5.28%	4.30%	120,201	5.29%	4.30%	188,000
February 25, 2011	5,000,000	5.28%	4.80%	68,924	5.28%	4.80%	96,000
September 14, 2012	5,000,000	5.28%	4.25%	58,167	5.29%	4.25%	98,000

Total	$80,000,000			$1,448,932			$2,006,000

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the quarters ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Interest paid (variable rate):
Total amount (000s)	$1,763.6	$1,382.3
Average interest rate	4.41%	3.46%

Interest received (fixed rate):
Total amount (000s)	$1,346.9	$1,271.5
Average interest rate	3.37%	3.18%

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

During the quarter ended March 31, 2007, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of March 31, 2007, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal controls over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 is effective for the Company beginning October 1, 2006. The adoption of SFAS No.154 did not have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement is effective for the Company for all financial instruments acquired, issued or subject to a re-measurement event occurring on or after October 1, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective for the Company beginning October 1, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 157 to determine its impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Management is currently evaluating the requirements of SFAS No. 158 to determine its impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157. Management is currently evaluating the requirements of SFAS No. 159 to determine its impact on the Company’s financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of Interpretation No. 48 to determine its impact on the Company’s financial condition and results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning October 1, 2006. The adoption of SAB No. 108 had no effect on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.

The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. Management is currently evaluating the requirements of the Issue to determine its impact on the Company’s financial condition and results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007	19,242	$15.77	19,242	(2)	—
through January 31, 2007
February 1, 2007	13,636	$16.12	13,636		483,364
through February 28, 2007
March 1, 2007	—	—	—		483,364
through March 31, 2007
Total	32,878	$15.92	32,878

(1)	In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.
(2)	Includes 15,808 shares which were purchased in excess of the repurchase program. The Board of Directors ratified these repurchases in February 2007.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of the Stockholders of the Company was held on January 25, 2007. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
Stanley J. Bradshaw	8,999,932	236,050
William M. Corrigan, Jr.	8,732,180	503,802
Christopher K. Reichert	8,987,863	248,119

2.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2007 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
9,174,034	55,585	6,363

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

***	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.
****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: May 8, 2007	/s/ William A. Donius
William A. Donius
Chairman and Chief Executive Officer

Date: May 8, 2007	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer