Form 10-Q
period 2007-06-30
PULASKI FINANCIAL CORP
filed 2007-08-08
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, par value $.01 per share	9,934,390 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2007

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006

	June 30, 2007	September 30, 2006
ASSETS
Cash and amounts due from depository institutions	$24,880,371	$19,085,655
Federal funds sold and overnight deposits	11,191,205	3,030,571

Total cash and cash equivalents	36,071,576	22,116,226
Interest bearing time deposits in other banks	99,000	792,000
Equity securities available for sale, at fair value	3,937,548	4,517,259
Debt securities held to maturity, at amortized cost (fair value, $10,955,782 and $12,874,121 at June 30, 2007 and September 30, 2006, respectively)	10,961,717	12,932,036
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $411,366 and $469,713 at June 30, 2007 and September 30, 2006, respectively)	385,596	441,266
Mortgage-backed securities available for sale, at fair value	2,781,836	3,190,125
Capital stock of Federal Home Loan Bank, at cost	8,891,600	9,524,300
Loans receivable held for sale, at lower of cost or market	85,366,980	60,371,296
Loans receivable, net of allowance for loan losses of $9,999,251 and $7,817,317 at June 30, 2007 and September 30, 2006, respectively	919,396,711	785,199,024
Real estate acquired in settlement of loans, net of allowance for losses of $105,035 and $26,350 at June 30, 2007 and September 30, 2006, respectively	2,891,804	2,764,167
Premises and equipment, net	18,897,203	18,165,840
Bank-owned life insurance	24,802,313	24,043,698
Accrued interest receivable	6,249,701	5,532,177
Goodwill	3,938,524	3,938,524
Core deposit intangible	538,330	657,802
Deferred tax asset	5,041,900	4,907,912
Other assets	5,407,858	3,366,444

Total assets	$1,135,660,197	$962,460,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$825,568,916	$655,576,578
Advances from Federal Home Loan Bank of Des Moines	168,000,000	172,800,000
Note payable	3,150,000	3,320,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,345,407	3,054,713
Accrued interest payable	2,130,266	1,800,764
Due to other banks	23,725,882	22,066,374
Other liabilities	10,951,980	8,426,121

Total liabilities	1,055,461,451	886,633,550

Stockholders’ Equity:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at June 30, 2007 and September 30, 2006	130,687	130,687
Treasury stock—at cost; 3,087,825 and 3,122,275 shares at June 30, 2007 and September 30, 2006, respectively	(16,312,776)	(15,982,452)
Treasury stock—equity trust—at cost; 192,665 and 255,053 shares at June 30, 2007 and September 30, 2006, respectively	(2,513,911)	(3,131,404)
Additional paid-in capital	50,134,913	50,067,003
Accumulated other comprehensive loss	(76,971)	(12,933)
Retained earnings	48,836,804	44,755,645

Total stockholders’ equity	80,198,746	75,826,546

Total liabilities and stockholders’ equity	$1,135,660,197	$962,460,096

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND 2006 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Interest and Dividend Income:
Loans receivable	$17,793,950	$13,943,895	$50,283,652	$37,282,855
Debt and equity securities	204,239	116,141	613,286	353,230
Mortgage-backed securities	38,532	48,179	121,386	157,378
Capital stock of the Federal Home Loan Bank	154,852	88,229	340,436	220,751
Other	49,771	62,378	157,633	175,439

Total interest and dividend income	18,241,344	14,258,822	51,516,393	38,189,653

Interest Expense:
Deposits	8,293,269	5,174,344	22,612,704	13,452,550
Advances from Federal Home Loan Bank of Des Moines	2,274,896	2,016,338	6,533,852	5,410,961
Subordinated debentures	376,902	358,557	1,132,516	1,007,715
Note payable	55,780	62,189	171,684	174,139

Total interest expense	11,000,847	7,611,428	30,450,756	20,045,365

Net interest income	7,240,497	6,647,394	21,065,637	18,144,288
Provision for loan losses	1,911,482	291,664	3,166,517	1,151,035

Net interest income after provision for loan losses	5,329,015	6,355,730	17,899,120	16,993,253

Non-Interest Income:
Retail banking fees	918,714	785,599	2,455,910	2,217,958
Mortgage revenues	1,903,553	1,406,881	4,071,091	3,535,373
Title policy revenues	227,152	186,221	670,711	558,644
Investment brokerage revenues	158,584	151,952	534,240	419,153
Appraisal division revenues	259,150	—	682,713	—
Gain on the sale of securities	—	—	143,720	56,163
Gain on the sale of branch	—	—	—	2,473,853
Bank-owned life insurance income	247,550	245,770	758,615	597,755
Other	55,806	224,926	553,671	510,492

Total non-interest income	3,770,509	3,001,349	9,870,671	10,369,391

Non-Interest Expense:
Salaries and employee benefits	3,177,659	2,876,648	9,126,454	7,881,121
Occupancy, equipment and data processing expense	1,453,797	1,427,427	4,135,708	3,762,478
Advertising	394,409	277,818	1,013,292	743,111
Professional services	318,109	278,663	979,070	942,525
Loss (gain) on derivative instruments	(131,123)	(146,073)	(444,793)	334,173
Charitable contributions	37,210	16,625	103,561	325,165
Data processing termination expense	—	—	219,534	—
Real estate foreclosure losses and expense, net	111,804	35,798	347,861	91,100
Other	779,479	711,152	2,306,417	2,106,374

Total non-interest expense	6,141,344	5,478,058	17,787,104	16,186,047

Income before income taxes	2,958,180	3,879,021	9,982,687	11,176,597
Income tax expense	974,637	1,401,140	3,308,408	3,956,251

Net income	$1,983,543	$2,477,881	$6,674,279	$7,220,346

Other comprehensive loss	(76,971)	(45,369)	(64,038)	(22,240)

Net comprehensive income	$1,906,572	$2,432,512	$6,610,241	$7,198,106

Per Share Amounts:
Basic earnings per share	$0.20	$0.25	$0.68	$0.80
Weighted average common shares outstanding—basic	9,825,886	9,755,591	9,826,523	9,009,505
Diluted earnings per share	$0.19	$0.24	$0.65	$0.76
Weighted average common shares outstanding—diluted	10,266,592	10,243,755	10,267,007	9,536,280

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2006	$130,687	$(19,113,856)	$50,067,003	$(12,933)	$44,755,645	$75,826,546

Comprehensive income:
Net income	—	—	—	—	6,674,279	6,674,279
Unrealized loss on investment securities, net of tax	—	—	—	(64,038)	—	(64,038)

Net comprehensive income	—	—	—	(64,038)	6,674,279	6,610,241

Dividends ($.09 per share)	—	—	—	—	(2,593,120)	(2,593,120)
Stock options exercised	—	234,386	121,320	—	—	355,706
Stock option and award expense	—	—	230,774	—	—	230,774
Stock issued under dividend reinvestment plan (18,720 shares)	—	77,875	209,735	—	—	287,610
Stock repurchased (40,837 shares)	—	(642,585)	—	—	—	(642,585)
Purchase of equity trust shares (50,628 shares)	—	(732,500)	—	—	—	(732,500)
Release of equity trust shares (113,016 shares)	—	1,349,993	(1,349,993)	—	—	—
Amortization of equity trust expense	—	—	649,784	—	—	649,784
Excess tax benefit from stock based compensation	—	—	206,290	—	—	206,290

Balance, June 30, 2007	$130,687	$(18,826,687)	$50,134,913	$(76,971)	$48,836,804	$80,198,746

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2007 (UNAUDITED) AND JUNE 30, 2006 (UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$6,674,279	$7,220,346

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,114,030	986,046
Net deferred loan costs	2,407,782	2,092,222
Net amortization of debt and equity securities premiums and discounts	(483,126)	(218,909)
Broker fees financed under interest-rate swap agreements	147,699	98,466
Equity trust expense	649,784	629,716
Stock option and award expense	230,774	224,223
Provision for loan losses	3,166,517	1,151,035
Provision for losses on real estate acquired in settlement of loans	115,535	102,884
Losses on sale of real estate acquired in settlement of loans	121,519	30,753
Originations of loans receivable for sale to correspondent lenders	(1,016,388,684)	(831,792,112)
Proceeds from sales of loans to correspondent lenders	994,501,293	822,674,969
Gain on sale of loans held for sale	(3,108,293)	(2,882,969)
Loss on sale of loan pools	—	122,299
Gain on sale of securities available for sale	(143,720)	(56,163)
Gain on sale of branch, net of expense	—	(2,473,852)
Loss (gain) on derivative instruments	(444,793)	334,173
Increase in cash value of bank-owned life insurance	(758,615)	(597,755)
Decrease in accrued expenses	(493,999)	(715,333)
Excess tax benefit from stock-based compensation	(206,290)	(71,259)
Changes in other assets and liabilities	1,257,162	1,376,985

Net adjustments	(18,315,425)	(8,984,581)

Net cash used in operating activities	(11,641,146)	(1,764,235)

Cash Flows From Investing Activities:
Proceeds from sales of equity securities available for sale	772,648	7,286,858
Proceeds from sales of mortgage-backed securities available for sale	—	779,618
Proceeds from maturities of time deposits	693,000	198,000
Proceeds from maturities of debt securities available for sale	—	450,000
Proceeds from maturities of debt securities held to maturity	40,000,000	28,500,000
Proceeds from redemption of FHLB stock	10,289,300	10,550,400
Purchases of debt securities available for sale	(223,592)	(567,489)
Purchases of debt securities held to maturity	(37,542,697)	(31,736,851)
Purchases of FHLB stock	(9,656,600)	(11,400,600)
Purchase of bank-owned life insurance policies	—	(6,500,000)
Principal payments received on mortgage-backed securities	492,567	907,798
Proceeds from sale of loan pools	—	13,862,739
Net increase in loans	(143,857,078)	(125,810,651)
Proceeds from sales of real estate acquired in settlement of loans receivable	3,720,400	1,548,715
Proceeds from disposal of equipment	637	10,731
Purchases of premises and equipment	(1,846,030)	(3,278,778)
Cash paid for interest in joint venture	(100,000)	—
Cash received for branch acquisition, net of cash and cash equivalents paid	—	15,733,735
Cash paid on sale of branch	—	(19,448,123)

Net cash used in investing activities	$(137,257,445)	$(118,913,898)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2007 (UNAUDITED) AND JUNE 30, 2006 (UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash Flows From Financing Activities:
Net increase in deposits	$169,992,338	$83,864,291
(Repayment of) proceeds from Federal Home Loan Bank advances, net	(4,800,000)	17,500,000
Payment on note payable	(170,000)	(170,000)
Net increase in due to other banks	1,659,508	1,897,616
Cash paid to trustee for purchase of equity trust shares	(732,500)	(1,254,911)
Net decrease in advance payments by borrowers for taxes and insurance	(709,306)	(599,974)
Proceeds from common stock offering	—	16,139,230
Proceeds from cash received in dividend reinvestment plan	287,610	124,483
Excess tax benefit for stock based compensation	206,290	71,259
Treasury stock issued for stock options exercised	355,706	434,413
Dividends paid on common stock	(2,593,120)	(2,307,129)
Stock repurchases	(642,585)	(88,301)

Net cash provided by financing activities	162,853,941	115,610,977

Net increase (decrease) in cash and cash equivalents	13,955,350	(5,067,156)
Cash and cash equivalents at beginning of period	22,116,226	25,688,486

Cash and cash equivalents at end of period	$36,071,576	$20,621,330

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$22,347,762	$13,096,602
Interest on advances from FHLB	6,525,405	5,386,713
Interest on subordinated debentures	1,132,754	993,738
Interest on notes payable	115,334	174,959

Cash paid during period for interest	30,121,255	19,652,012
Income taxes, net	1,715,663	5,230,000
Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	$4,085,091	$4,009,731

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2007 and September 30, 2006 and its results of operations for the three- and nine-month periods ended June 30, 2007 and 2006. The results of operations for the three- and nine-month periods ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2006 contained in the Company’s 2006 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding – basic	9,825,886	9,755,591	9,826,523	9,009,505
Treasury stock—equity trust	149,433	118,552	131,176	124,658
Equivalent shares—employee stock options and awards	291,273	369,612	309,308	402,117

Weighted average shares outstanding—diluted	10,266,592	10,243,755	10,267,007	9,536,280

Net income per share—basic	$0.20	$0.25	$0.68	$0.80
Net income per share—diluted	$0.19	$0.24	$0.65	$0.76

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceed the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

The following options to purchase shares during the three- and nine-month periods ended June 30, 2007 and 2006 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods from 2015 thru 2017, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Number of option shares	144,828	75,596	131,707	37,523
Equivalent anti—dilutive shares	38,391	19,662	34,240	8,830

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options), and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of three to five years. The exercise period for stock options generally may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). On July 19, 2006, the Company granted stock option awards totaling 10,500 shares of its common stock to non-employee directors with exercise prices at a premium of 10% over the market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant.

A summary of the Company’s stock option programs as of June 30, 2007 and changes during the nine-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at October 1, 2006	820,300	$8.21
Granted	38,000	15.33
Exercised	(56,567)	6.29
Expired	—	—
Forfeited	(13,425)	15.53

Outstanding at June 30, 2007	788,308	8.56	$5.4	5.53 years

Exercisable at June 30, 2007	553,128	6.33	5.0	4.54 years

The total intrinsic value of stock options exercised during the nine months ended June 30, 2007 and 2006 was $551,000 and $905,000, respectively. The weighted average grant-date fair value of options granted during the nine months ended June 30, 2007 was $4.19. As of June 30, 2007, the total unrecognized compensation expense related to non-vested stock options and awards was $806,000 and the related weighted average period over which it is expected to be recognized is 2.8 years.

The fair value of stock options granted in the nine-month periods ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Nine Months Ended June 30,
	2007	2006
Risk free interest rate	4.56%	4.40%
Expected volatility	27.50%	27.93%
Expected life in years	5.7	6.0
Dividend yield	2.13%	1.82%
Expected forfeiture rate	1.24%	1.50%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. Currently, none of the Company’s executive officers participate in the plan. The plan allows the recipients to defer a percentage of commissions earned, which is partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to the purchase of Company shares in the open market. In exchange for the opportunity to defer income, the participants are required to sign a four-year or five-year contract prohibiting them from competing against the Company in the Company’s market area. Should the participants voluntarily leave the Company, they forgo any accrued benefits. At June 30, 2007, there were 192,665 total shares in the plan, of which 151,556 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Since the majority of the Company’s loans originated are sold on a servicing-released basis, most of the deferred expense is recorded as a reduction of the mortgage revenue realized upon sale. Excess tax benefits associated with all share based payments totaled approximately $206,000 for the nine months ended June 30, 2007.

4.	LOANS RECEIVABLE

Loans receivable at June 30, 2007 and September 30, 2006 are summarized as follows:

	June 30, 2007	September 30, 2006
Real estate mortgage:
One to four family residential	$330,703,287	$314,746,084
Multi-family residential	24,659,939	13,628,962
Commercial real estate	192,192,035	150,528,577

Real estate construction and development:
Residential	38,786,108	30,586,090
Multi-family	13,977,879	6,042,116
Commercial	34,971,164	20,566,734

Commercial and industrial	76,927,272	48,785,481
Equity lines	215,118,497	207,152,688
Consumer and installment	6,844,830	6,276,425

	934,181,011	798,313,157
Add (less):
Deferred loan costs	5,197,358	4,879,507
Loans in process	(9,982,407)	(10,176,323)
Allowance for loan losses	(9,999,251)	(7,817,317)

Total	$919,396,711	$785,199,024

Weighted average interest rate at end of period	7.62%	7.50%

5.	DEPOSITS

Deposits at June 30, 2007 and September 30, 2006 are summarized as follows:

	June 30, 2007		September 30, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$54,262,136	—	$38,830,048	—
Interest-bearing checking	62,424,127	1.75%	53,448,091	1.66%
Passbook savings accounts	30,030,341	0.27%	31,895,237	0.39%
Money market	155,991,583	4.28%	134,383,061	4.12%

Total transaction accounts	302,708,187	2.59%	258,556,437	2.53%

Certificates of deposit:
Less than $100,000	236,274,236	5.39%	207,899,136	5.02%
$100,000 and greater	286,586,493	4.74%	189,121,005	4.43%

Total certificates of deposit	522,860,729	5.03%	397,020,141	4.74%

Total deposits	$825,568,916	4.14%	$655,576,578	3.87%

6.	RECLASSIFICATIONS

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2006, including the Risk Factors section of that report. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

OVERVIEW

Pulaski Financial Corp. is the holding company for Pulaski Bank, a $1.1 billion asset, growth-oriented bank, focused on becoming the premier community bank in St. Louis. The Bank’s 85-year history operating in the St. Louis market as a deeply rooted community institution servicing tens of thousands of residential, commercial and consumer customers has created years of customer goodwill. The current generation of management is leveraging this legacy of goodwill and customer service in an effort to become the community bank of choice in the metropolitan St. Louis area.

During the quarter ended June 30, 2007, Pulaski Financial Corp. experienced strong results in many areas of its business. Compared to the quarter ended June 30, 2006, net interest income increased 8.9% and non-interest income increased 25.6%, while non-interest expense rose only 12.1%. The growth in non-interest income was bolstered by strong growth in mortgage revenues, appraisal and title policy revenues and retail banking fees. Driving these results were strong lending volumes and robust core deposit growth, which resulted in significant balance sheet growth during the quarter. Mortgage loan sales increased 24.4% during the three months ended March 31, 2007 compared to the same period last year and loans receivable grew 7.3% compared to March 31, 2007. In addition, transaction accounts grew 4.5% compared to March 31, 2007, including 16.3% growth in non-interest-bearing checking accounts.

While in most periods these results would have yielded significant growth in net income and earnings per share, for the quarter ended June 30, 2007, both net income and diluted earnings per share declined 20% compared to the same period a year ago due to a $1.6 million increase in the provision for loan losses. The increased provision was the result of significant growth in the loan portfolio, charge-offs and an increase in the level of non-performing loans. Nationally, a large number of residential real estate markets experienced declining property values in recent periods due to a slowing of activity in the housing market and an increase in housing inventory. This trend is reflected in the Company’s increased provision for loan losses. See Non-Performing Assets.

Core Product Growth

The Company’s top strategic objective is to grow its five primary banking products, which include two deposit products, checking and money market accounts, and three loan products, residential, home equity and commercial loans. These five products provide the main source of the Company’s operating income and are the focus of the Company’s balance sheet growth. Driving these relationships are a network of ten full-service bank locations in the St. Louis metropolitan area and more than 80 seasoned residential and commercial lenders in the Company’s two market locations, St. Louis and Kansas City.

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

The addition of new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. Core deposits, which consist of checking, money market and passbook savings accounts, have been a key component of this growth and their growth is the primary focus of the Company’s strategic plan. Primarily as the result of successful marketing efforts and new branch locations, core deposits increased 17%, or $44.2 million, to $302.7 million at June 30, 2007 from $258.6 million at September 30, 2006. This growth included a $24.4 million increase in checking account balances to $116.7 million and a $21.6 million increase in money market deposit accounts to $156.0 million at June 30, 2007. Total deposits increased $170.0 million during the nine-month period to $825.6 million. Certificates of deposit totaled $522.9 million at June 30, 2007, including $208.2 million in brokered certificates of deposit. Excluding the increase of $89.7 million in brokered certificates of deposit, time deposits increased $36.1 million during the nine months ended June 30, 2007. Because of the competition for time deposits created by growth of de novo banks in the Company’s market area, the Company often has the ability to raise brokered time deposits on a national level at interest rates lower than in its market area. Management actively chooses between these two sources of time deposits depending on this price differential.

Total assets increased $173.2 million to $1.1 billion at June 30, 2007 from $962.5 million at September 30, 2006. The growth in total assets was primarily due to $134.2 million of growth in loans receivable and $25.0 million in loans held for sale during the nine months ended June 30, 2007. The growth in loans receivable stemmed primarily from growth in the commercial portfolio, as mortgage loans secured by commercial real estate increased $41.7 million to $192.2 million, total real estate construction and development loans increased $30.5 million to $87.7 million, and commercial and industrial loans increased $28.1 million to $76.9 million at June 30, 2007, respectively. These increases were the result of the Company’s continued focus on growing these commercial loan products.

Results of Operations

Earnings for the quarter ended June 30, 2007 were $2.0 million, or $0.19 per diluted share on 10.3 million average diluted shares outstanding, compared with earnings of $2.5 million, or $0.24 per diluted share on 10.2 million average diluted shares outstanding, during the same quarter last year. For the nine months ended June 30, 2007, earnings were $6.7 million, or $0.65 per diluted share on 10.3 million average diluted shares outstanding, compared with $7.2 million, or $0.76 per diluted share on 9.5 million average diluted shares outstanding, for the same period a year ago. Earnings per share reflect the impact of a 1.2 million increase in the number of shares outstanding from stock issued in a secondary public offering in February 2006 and 211,000 shares issued to acquire CWE Bancorp on March 31, 2006.

Net income for the nine months ended June 30, 2006 included a $2.5 million gain on the sale of the Company’s Kansas City bank branch, partially offset by a $250,000 charitable contribution to a St. Louis community-based organization. These items had a combined impact on diluted earnings per share of $0.15 in last year’s nine-month period.

Net interest income rose 9%, or $593,000, to $7.2 million for the quarter ended June 30, 2007 compared with $6.6 million for the same period last year. The increase was fueled by strong growth in the average balances of loans receivable and loans held for sale, which collectively increased to $977.1 million during the quarter ended June 30, 2007 compared with $785.3 million during the quarter ended June 30, 2006. For the nine months ended June 30, 2007, net interest income rose to $21.1 million compared with $18.1 million for the same nine-month period last year. The average balances of loans receivable and loans held for sale collectively increased to $917.6 million during the nine months ended June 30, 2007 compared with $739.3 million during the nine months ended June 30, 2006.

The net interest margin declined during the June 2007 quarter to 2.87% from 3.27% for the quarter ended June 30, 2006. For the nine-month period, the net interest margin declined to 2.95% in 2007 compared with 3.14% in 2006. The decline in the net interest margin was due primarily to strong competition for loan originations, which created pressure on loan yields, combined with an increase in wholesale funding sources, which are typically more costly than retail deposits. Also contributing to the decline was the charge-off of approximately $263,000 and $270,000 of accrued interest on past due loans during the three- and nine-month periods ended June 30, 2007, respectively, compared with a net recovery of $19,000 and the charge-off of $94,000 during the same 2006 periods, respectively.

The provision for loan losses for the three and nine months ended June 30, 2007 was $1.9 million and $3.2 million, respectively, compared with $292,000 and $1.2 million, respectively, for the same periods a year ago. The ratio of nonperforming assets to total assets increased from 1.02% at September 30, 2006 to 1.35% at June 30, 2007. Non-performing assets totaled $15.3 million at June 30, 2007 compared with $9.9 million at September 30, 2006. The balance of nonperforming loans increased $5.4 million to $12.4 million at June 30, 2007 from $7.0 million at September 30, 2006. See Non-Performing Assets.

Non-interest income increased $769,000 to $3.8 million for the three months ended June 30, 2007 compared with $3.0 million for the same period in the prior year. Mortgage revenues increased 35.3% to $1.9 million during the quarter ended June 30, 2007 on loan sales of $399 million, compared with mortgage revenues of $1.4 million during the quarter ended June 30, 2006 on loan sales of $321 million. The increased mortgage activity continued to drive title and appraisal revenues, which collectively increased $300,000 over the June 2006 quarter. The appraisal division is in its third quarter of operations and generated $259,000 in revenue for the quarter ended June 30, 2007. Also contributing to the rise in non-interest income during the quarter was a 17% increase in retail banking fees to $919,000 from $786,000, primarily as the result of the increase in core deposits. For the nine months ended June 30, 2007, non-interest income decreased to $9.9 million compared with $10.4 million for the same nine-month period last year. The March 2006 quarter included a $2.5 million gain on sale of a bank branch. Excluding this gain, non-interest income increased $2.0 million, or 25.0%, during the nine-month period, primarily as the result of a $683,000 increase in appraisal revenues, a $536,000 increase in mortgage revenues and a $238,000 increase in retail banking fees. Loan sales totaled $994.5 million for the nine months ended June 30, 2007 compared with $882.7 million for the same period in 2006. See Discussion of Other Non-Interest Income and Expense for the Three and Nine Months Ended June 30, 2007.

Non-interest expense increased 12% to $6.1 million for the quarter ended June 30, 2007 compared with $5.5 million for the same period a year ago. The increase was primarily due to higher compensation expense, which increased $301,000 to $3.2 million for the quarter ended June 30, 2007, higher advertising expense, which increased $117,000 to $394,000 for the quarter ended June 30, 2007, and higher real estate foreclosure expense and losses, which increased $76,000 to $112,000 for the quarter ended June 30, 2007. Non-interest expense in the current-year quarter was reduced by a $131,000 gain related to changes in the market values of derivative financial instruments compared with a $146,000 gain in the prior-year quarter. For the nine months ended June 30, 2007, non-interest expense was $17.8 million compared with $16.2 million for the same nine-month period last year. Non-interest expense during the nine months ended June 30, 2006 included a $250,000 charitable contribution to a St. Louis community-based organization. See Discussion of Other Non-Interest Income and Expense for the Three and Nine Months Ended June 30, 2007.

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

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$679,536	$12,242	7.21%	$519,193	$8,949	6.89%
Consumer	4,156	64	6.19%	3,712	55	5.88%
Home equity	211,077	4,177	7.92%	205,132	4,007	7.81%

Total loans receivable	894,769	16,483	7.37%	728,037	13,011	7.15%
Loans available for sale	82,297	1,311	6.37%	57,247	933	6.52%
Debt securities	16,528	204	4.94%	10,880	116	4.27%
FHLB stock	9,376	155	6.61%	8,920	88	3.96%
Mortgage-backed securities	3,268	39	4.72%	4,022	48	4.79%
Other	3,995	49	4.98%	3,839	63	6.50%

Total interest-earning assets	1,010,233	18,241	7.22%	812,945	14,259	7.02%

Non-interest-earning assets	83,982			62,831

Total assets	$1,094,215			$875,776

Interest-bearing liabilities:
Demand deposit	$63,163	$276	1.75%	$55,764	$241	1.73%
Savings	30,070	25	0.34%	32,170	32	0.40%
Money market	154,342	1,647	4.27%	93,704	759	3.24%
Time deposits	497,293	6,345	5.10%	374,431	4,142	4.42%

Total interest-bearing deposits	744,868	8,293	4.45%	556,069	5,174	3.72%

FHLB advances	173,481	2,275	5.25%	168,270	2,017	4.79%
Note payable	3,153	56	7.08%	3,489	62	7.13%
Subordinated debentures	19,589	377	7.70%	19,589	359	7.32%

Total interest-bearing liabilities	941,091	11,001	4.68%	747,417	7,612	4.07%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,208			33,169
Other non-interest bearing liabilities	22,458			19,109

Total non-interest-bearing liabilities	70,666			52,278

Stockholders’ equity	82,458			76,081

Total liabilities and stockholders’ equity	$1,094,215			$875,776

Net interest income		$7,240			$6,647

Interest rate spread (2)			2.54%			2.95%
Net interest margin (3)			2.87%			3.27%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.35%			108.77%

(1)	Includes non-accrual loans with an average balance of $2.5 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by total average interest-earning assets.

	Nine Months Ended
	June 30, 2007			June 30, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$642,794	$34,576	7.17%	$489,917	$23,904	6.51%
Consumer	3,974	192	6.43%	3,510	160	6.07%
Home equity	207,800	12,615	8.10%	200,715	11,188	7.43%

Total loans receivable	854,568	47,383	7.39%	694,142	35,252	6.77%
Loans available for sale	63,072	2,900	6.13%	45,206	2,031	5.99%
Debt securities	16,663	613	4.91%	12,034	353	3.91%
FHLB stock	8,957	340	5.07%	8,552	221	3.44%
Mortgage-backed securities	3,413	121	4.74%	4,415	157	4.75%
Other	4,139	159	5.08%	6,649	175	3.52%

Total interest-earning assets	950,812	51,516	7.22%	770,998	38,189	6.60%

Non-interest-earning assets	78,833			63,158

Total assets	$1,029,645			$834,156

Interest-bearing liabilities:
Demand deposit	$61,114	$853	1.86%	$45,913	$447	1.30%
Savings	30,454	83	0.36%	32,596	86	0.35%
Money market	152,041	4,820	4.23%	94,438	2,038	2.88%
Time deposits	449,177	16,857	5.00%	362,937	10,882	4.00%

Total interest-bearing deposits	692,786	22,613	4.35%	535,884	13,453	3.35%

FHLB advances	167,854	6,534	5.19%	163,222	5,411	4.42%
Note payable	3,235	172	7.08%	3,546	174	6.55%
Subordinated debentures	19,589	1,131	7.71%	19,589	1,007	6.86%

Total interest-bearing liabilities	883,464	30,450	4.60%	722,241	20,045	3.70%

Non-interest bearing liabilities:
Non-interest bearing deposits	46,097			29,466
Other non-interest bearing liabilities	19,492			20,341

Total non-interest-bearing liabilities	65,589			49,807

Stockholders’ equity	80,592			62,108

Total liabilities and stockholders’ equity	$1,029,645			$834,156

Net interest income		$21,066			$18,144

Interest rate spread (2)			2.62%			2.90%
Net interest margin (3)			2.95%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.62%			106.75%

(1)	Includes non-accrual loans with an average balance of $1.3 million and $2.1 million for the nine months ended June 30, 2007 and 2006, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by total average interest-earning assets.

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

	Three Months Ended June 30, 2007 vs 2006			Nine Months Ended June 30, 2007 vs 2006
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$2,863	$430	$3,293	$8,055	$2,617	$10,672
Consumer	6	3	9	22	10	32
Home Equity	114	56	170	401	1,026	1,427

Total loans receivable	2,983	489	3,472	8,478	3,653	12,131
Loans available for sale	522	(144)	378	821	48	869
Debt securities	68	20	88	156	104	260
FHLB stock	5	62	67	11	108	119
Mortgage-backed securities	(8)	(1)	(9)	(36)	—	(36)
Other	15	(29)	(14)	(102)	86	(16)

Net change in income on interest earning assets	3,585	397	3,982	9,328	3,999	13,327

Interest-bearing liabilities:
Demand deposits	32	3	35	177	229	406
Savings	(2)	(5)	(7)	(6)	3	(3)
Money market	595	293	888	1,573	1,209	2,782
Time deposits	1,500	703	2,203	2,912	3,063	5,975

Total interest-bearing deposits	2,125	994	3,119	4,656	4,504	9,160
FHLB advances	63	195	258	157	966	1,123
Note payable	(6)	—	(6)	(20)	18	(2)
Subordinated debentures	—	18	18	—	124	124

Net change in expense on interest bearing liabilities	2,182	1,207	3,389	4,793	5,612	10,405

Change in net interest income	$1,403	$(810)	$593	$4,535	$(1,613)	$2,922

NON-PERFORMING ASSETS

Non-performing assets at June 30, 2007 and September 30, 2006 are summarized as follows:

	June 30, 2007	September 30, 2006
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$2,058	$794
Commercial	3,238	—
Real estate construction and development	144	—
Home equity	652	119
Other	138	27

Total non-accrual loans	6,230	940

Accruing loans past due 90 days or more:
Residential real estate	2,317	3,984
Commercial	383	125
Real estate construction and development	—	—
Home equity	1,666	1,456
Other	25	21

Total accruing loans past due 90 days or more	4,391	5,586

Restructured loans	210	220
Other nonperforming loans	1,542	302

Total non-performing loans	12,373	7,048
Real estate acquired in settlement of loans	2,892	2,764
Other nonperforming assets	43	44

Total non-performing assets	$15,308	$9,856

Ratio of non-performing loans to total loans	1.22%	0.83%
Ratio of non-performing assets to totals assets	1.35%	1.02%

Total non-performing assets increased from $9.9 million at September 30, 2006 to $15.3 million at June 30, 2007. Non-accrual loans increased from $940,000 to $6.2 million during the nine-month period ended June 30, 2007, primarily as the result of increases in non-accrual residential real estate and commercial loans. Non-accrual residential real estate loans at June 30, 2007 consisted of 25 individual loans totaling $2.1 million. During the quarter ended June 30, 2007, management determined that a number of past due loans previously classified as accruing should be reclassified as non-accrual based on recent changes in real estate market conditions that could affect the Company’s ability to collect the amounts due on these loans. Non-accrual commercial loans at June 30, 2007 consisted of four loans secured by commercial real estate totaling $3.2 million at June 30, 2007, including a loan totaling $2.5 million secured by an office building in St. Louis County, Missouri. Management performed a detailed review of the loan during the quarter ended June 30, 2007 and believes the loan is adequately collateralized at June 30, 2007. Accruing loans greater than 90 days past due decreased from $5.6 million at September 30, 2006 to $4.4 million at June 30, 2007, primarily as the result of a $1.7 million decrease in loans secured by residential real estate. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Other nonperforming loans totaled $1.5 million at June 30, 2007 and consisted primarily of 5 loans secured by commercial real estate totaling $1.0 million which were still accruing interest. These loans were less than 90 days past due, but management classified them as non-performing because of the borrowers’ weakening credit conditions.

The allowance for loan losses was $10.0 million at June 30, 2007, or 0.99% of total loans and 80.82% of non-performing loans, compared with $7.8 million at September 30, 2006, or 0.92% of total loans and 110.91% of non-performing loans. The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended June 30,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$7,817	$6,806
Provision charged to expense	3,166	1,151
Allowance for loans acquired in business combination	—	282
Loans charged-off	(1,011)	(612)
Recoveries of loans previously charged-off	27	8

Allowance for loan losses, end of period	$9,999	$7,635

	June 30, 2007	September 30, 2006
Specific loan loss reserves related to non-performing loans	$716	$92
Balance of non-performing loans with no specific loan loss reserves	$8,746	$6,809
Ratio of allowance to total loans outstanding	0.99%	0.92%
Ratio of allowance to nonperforming loans	80.82%	110.91%

The provision for loan losses for the three and nine months ended June 30, 2007 was $1.9 million and $3.2 million, respectively, compared with $292,000 and $1.2 million, respectively, for the same periods a year ago. The significant increases in the provision for loan losses for the three- and nine-month periods were the result of significant growth in the loan portfolio, especially in commercial loans, which carry a higher risk of default, increased charge-offs and an increase in the level of non-performing loans. Management performed detailed reviews on a number of past due loans during the June 2007 quarter in light of recent real estate market conditions. Included in this review were two loans secured by commercial real estate totaling $2.8 million and seven loans secured by residential real estate totaling $714,000. The reviews resulted in a provision for loan losses totaling approximately $833,000 in the June 2007 quarter. The remainder of the provision for the nine months ended June 30, 2007 related to the $134.2 million growth and the resulting risk inherent in the Company’s performing loan portfolio and to charge-offs.

Net charge-offs for the nine months ended June 30, 2007 totaled $984,000, or 0.14% on an annualized basis, compared with $604,000, or 0.10% of average loans on an annualized basis, for the same period a year ago. Net charge-offs in 2007 include $629,000 in charge-offs on single-family residential mortgage loans, $120,000 in charge-offs on multi-family real estate loans and $236,000 in charge-offs on home equity loans. Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties and, as the result, while charge-offs in the 2007 periods have increased significantly, the Company’s five-year average annual historical charge-off experience has been low, totaling only $577,000, or 0.06% of average loans. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2007 periods.

The provision for loan losses is determined by management as the amount necessary to bring the allowance for loan losses to a level that is considered adequate to absorb probable losses in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of probable losses inherent in the loan portfolio. Management’s estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by the following factors: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, and changes in the experience, ability, and depth of lending management staff.

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

Generally, when commercial real estate loans are over 30 days delinquent or residential, consumer or home equity loans are over 90 days past due, they are evaluated individually for impairment. Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment. The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

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

ADDITIONAL DISCUSSION OF FINANCIAL CONDITION

Cash and cash equivalents increased $14.0 million to $36.1 million at June 30, 2007 from $22.1 million at September 30, 2006. The Company maintains cash reserves at its bank branch locations and at its correspondent banks, including the Federal Reserve, to remain in compliance with federal banking regulations. Typically, excess cash inflows are used to retire daily borrowings from the Federal Home Loan Bank.

Debt securities held to maturity decreased $1.9 million to $11.0 million at June 30, 2007 from $12.9 million at September 30, 2006. These securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the deposits they are securing.

Advances from the Federal Home Loan Bank of Des Moines decreased $4.8 million to $168.0 million at June 30, 2007 from $172.8 million at September 30, 2006. The Company has the ability to raise time deposits on a national level that, at certain times, are available at interest rates lower than those available from the Federal Home Loan Bank. Management actively chooses between these two funding sources depending on this price differential.

Due to other banks increased $1.6 million to 23.7 million at June 30, 2007 compared with $22.1 million at September 30, 2006. Due to other banks represents checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at June 30, 2007 was $80.2 million, an increase of $4.4 million from $75.8 million at September 30, 2006. The increase was primarily attributable to net income totaling $6.7 million, partially offset by dividend payments of $2.6 million and the repurchase of 40,837 shares of the Company’s common stock at a cost of $643,000.

DISCUSSION OF OTHER NON-INTEREST INCOME AND EXPENSE FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

Title policy revenues totaled $227,000 and $186,000 for the three months ended June 30, 2007 and 2006, respectively, and $671,000 and $559,000 for the nine months ended June 30, 2007 and 2006, respectively. The title division captures sales opportunities from the Company’s residential and commercial lending activities. Its primary activities include researching and issuing title policies on commercial and residential loans. The increased revenues were the result of the Company’s increased loan origination activity.

Appraisal division revenues totaled $259,000 and $683,000 for the three and nine months ended June 30, 2007, respectively. The appraisal division’s operations, which began in July 2006, consist primarily of cross-selling appraisal services to the Company’s mortgage loan customers. The Company expanded its appraisal services to its Kansas City loan market during May 2007.

Investment brokerage revenues totaled $159,000 and $152,000 for the three months ended June 30, 2007 and 2006, respectively, and $534,000 and $419,000 for the nine months ended June 30, 2007 and 2006, respectively. The investment division’s operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes.

Gain on sale of securities totaled $144,000 for the nine months ending June 30, 2007 and resulted from the sale of $773,000 of equity securities classified as available for sale compared with a $56,000 gain for the nine months ended June 30, 2006 on sales of $471,000 of available-for-sale equity securities.

Bank-owned life insurance income totaled $248,000 for the three-month period ending June 30, 2007 compared with $246,000 for the three-month period ending June 30, 2006 and totaled $759,000 for the nine-month period ending June 30, 2007 compared with $598,000 for the nine-month period ending June 30, 2006. The increase for the nine-month period was due to increased income earned on $6.5 million of additional policies purchased during February and March of 2006.

Salaries and employee benefits expense increased $301,000 to $3.2 million for the quarter ended June 30, 2007 compared with $2.9 million for the quarter ended June 30, 2006 and increased $1.2 million to $9.1 million for the nine months ended June 30, 2007 compared with $7.9 million for the nine months ended June 30, 2006. The increases resulted from the additional employees at the new Richmond Heights bank location and staff expansion necessary to support increased loan activity. Also contributing to the increase for the nine-month period was the addition of the former Central West End Bank employees following its acquisition on March 31, 2006.

Occupancy, equipment and data processing expense increased to $1.5 million during the three-month period ended June 30, 2007 compared with $1.4 million for the three-month period ended June 30, 2006 and increased to $4.1 million for the nine months ended June 30, 2007 compared with $3.8 million for the nine months ended June 30, 2006. The increase for the nine-month period was primarily the result of the operating expenses associated with the two banking locations acquired during March 2006 in the Central West End Bank purchase, the new Richmond Heights bank location, and additional mortgage origination offices.

Advertising expense increased $117,000 to $394,000 for the quarter ended June 30, 2007 compared with $278,000 for the quarter ended June 30, 2006 and increased $270,000 to $1.0 million for the nine months ended June 30, 2007 compared with $743,000 for the nine months ended June 30, 2006. The growth in advertising expense is consistent with the Company’s objective to grow core deposits through an increased commercial banking presence and a consistent marketing message.

Loss (gain) on derivative instruments was a $131,000 gain for the quarter ended June 30, 2007 compared with a gain of $146,000 for the quarter ended June 30, 2006. For the nine-month period ended June 30, 2007, the gain was $445,000 compared to a loss of $334,000 for the nine-month period ended June 30, 2006. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. During the first quarter of fiscal year 2006, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company began using long-haul, fair-value, hedge accounting.

Data processing termination expense totaled $220,000 for the nine months ended June 30, 2007 due to the write off of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. There was no such expense in the prior fiscal year.

Real estate foreclosure losses and expense, net increased $76,000 to $112,000 for the quarter ended June 30, 2007 compared with $36,000 for the quarter ended June 30, 2006 and increased $257,000 to $348,000 for the nine months ended June 30, 2007 compared with $91,000 for the nine months ended June 30, 2006. Included in these amounts are net losses on the sale of properties acquired through foreclosure totaling $4,000 and $128,000 for the three and nine months ended June 30, 2007, respectively, compared with net gains of $1,000 and net losses of $9,000 for the three and nine months ended June 30, 2006, respectively. A large part of the increase for the nine-month period were the result of losses and expenses incurred in connection with several residential properties acquired, through foreclosure, from a single borrower. The properties are located in an economically depressed area of St. Louis and experienced significant deterioration in physical condition.

INCOME TAXES

The provision for income taxes was $975,000 and $3.3 million for the three and nine months ended June 30, 2007, respectively, compared with $1.4 million and $4.0 million for the three and nine months ended June 30, 2006, respectively. The effective tax rates for the three-month periods ended June 30, 2007 and 2006 were 32.9% and 36.1%, respectively, and were 33.1% and 35.4%, respectively for the nine-month periods ended June 30, 2007 and 2006. The lower effective tax rates in 2007 were the result of an increase in BOLI income, which is non-taxable, and a $90,000 reduction of the current tax liability in March 2007 following the completion of an Internal Revenue Service exam and the resulting favorable resolution of a potential tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Bank had outstanding commitments to originate loans totaling $150.1 million and commitments to sell loans totaling $167.0 million. At June 30, 2007, certificates of deposit totaling $371.3 million are scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater LTV as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At June 30, 2007, the Bank had approximately $109.3 million in additional borrowing authority under the arrangement with the FHLB in addition to the $168.0 million in advances outstanding at that date. The Bank also had approximately $134.7 million of additional available borrowing capacity under a line of credit with the Federal Reserve Bank. At June 30, 2007, there were no outstanding borrowings under this arrangement and the Bank had approximately $179.6 million of commercial loans pledged as collateral under this agreement. In addition, the Company maintains a $20.0 million line of credit with a correspondent bank. There were no outstanding borrowings under this arrangement at June 30, 2007. The Company also had a $3.2 million term note outstanding at June 30, 2007 with the same correspondent bank. The note is due May 20, 2010.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 87% of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the nine months ended June 30, 2007, the origination of loans held for sale used $1.0 billion of cash and the sales of such loans provided cash totaling $994.5 million. During the nine months ended June 30, 2006, the origination of loans held for sale used $831.8 million of cash and the sales of such loans provided cash totaling $822.7 million.

The primary use of cash from investing activities is the investment in loans receivable originated for the portfolio. During the nine months ended June 30, 2007, the Company had a net increase in loans receivable of $143.9 million compared with an increase of $125.8 million for the nine months ended June 30, 2006. See Overview for a discussion of the growth in loans receivable. In addition, the Company purchased $37.5 million in debt securities during the nine months ended June 30, 2007, primarily to serve as collateral for large municipal deposits, compared with $31.7 million during the same period last year.

The Company’s primary sources of funds from financing activities during the nine months ended June 30, 2007 was a $170.0 million increase in deposits offset by a decrease in Federal Home Loan Bank advances of $4.8 million and dividends paid of $2.6 million.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2007:

	June 30, 2007
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
	(In thousands)
Three months or less	$173,653	$110,000	$—	$23,726	$—
Over three months through six months	107,215	15,000	—	—	—
Over six months through twelve months	90,439	—	—	—	—
Over twelve months	151,554	43,000	3,150	—	19,589

Total	$522,861	$168,000	$3,150	$23,726	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at June 30, 2007 are as follows:

Less than one year	$439,875
Over 1 year but less than 5 years	483,185
Over 5 years	—

Total	$923,060

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2007 and September 30, 2006.

			Regulatgory Capital Requirements
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007
Tangible capital (to total assets)	$96,361	8.53%	$16,950	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	105,644	11.12%	76,037	8.00%	$95,046	10.00%
Tier I risk-based capital (to risk-weighted assets)	96,361	10.14%	47,523	5.00%	57,028	6.00%
Tier I leverage capital (to average assets)	96,361	8.53%	45,201	4.00%	56,501	5.00%

As of September 30, 2006
Tangible capital (to total assets)	$88,954	9.30%	$14,348	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	96,598	11.99%	64,463	8.00%	$80,579	10.00%
Tier I risk-based capital (to risk-weighted assets)	88,954	11.04%	40,289	5.00%	48,347	6.00%
Tier I leverage capital (to average assets)	88,954	9.30%	38,261	4.00%	47,826	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2007 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. Additionally, the Company engages in certain hedging activities, which are described in greater detail below.

For the quarter ended June 30, 2007, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At June 30, 2007, the Company had issued $150.1 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2006.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward sales of mortgage-backed securities, which is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $21.5 million and $15.0 million in notional value at June 30, 2007 and September 30, 2006, respectively. These hedges were matched against $23.0 million and $19.6 million of interest rate lock commitments at June 30, 2007 and September 30, 2006, respectively that were to be sold through the mandatory delivery of loan pool sales.

The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was a debit balance totaling $286,000 at June 30, 2007 and a credit balance totaling $30,000 at September 30, 2006, respectively. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was a credit balance totaling $210,000 at June 30, 2007 and a debit balance totaling $81,000 at September 30, 2006.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. During the quarter ended December 31, 2005, changes in the estimated fair values of these derivatives were recognized as charges or credits to earnings, as appropriate, during the periods in which the changes occurred. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At June 30, 2007, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $80.0 million at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $1.7 million. At September 30, 2006, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $2.0 million. Net gains of $131,000 and $445,000 were recognized on fair value hedges during the three and nine months ended June 30, 2007, respectively, compared with a net gain of $146,000 and a net loss of $334,000 during the three and nine months ended June 30, 2006, respectively.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of June 30, 2007 and September 30, 2006 were as follows:

		June 30, 2007			September 30, 2006
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability
October 20, 2008	$10,000,000	5.28%	4.30%	$(121,445)	5.29%	4.30%	$154,000
November 19, 2009	10,000,000	5.30%	3.50%	(81,347)	5.31%	3.50%	208,000
November 23, 2009	10,000,000	5.28%	3.75%	(138,658)	5.28%	3.75%	216,000
November 26, 2010	10,000,000	5.30%	4.13%	(382,442)	5.31%	4.13%	365,000
November 26, 2010	5,000,000	5.29%	4.13%	(189,757)	5.30%	4.13%	181,000
November 26, 2010	5,000,000	5.28%	4.13%	(188,295)	5.29%	4.13%	179,000
January 24, 2010	10,000,000	5.26%	3.70%	(92,006)	5.27%	3.70%	321,000
January 28, 2011	10,000,000	5.28%	4.30%	(344,987)	5.29%	4.30%	188,000
February 25, 2011	5,000,000	5.28%	4.80%	(107,277)	5.28%	4.80%	96,000
September 14, 2012	5,000,000	5.28%	4.25%	(69,989)	5.29%	4.25%	98,000

Total	$80,000,000			$(1,716,203)			$2,006,000

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the nine months ended June 30, 2007 and 2006 are as follows:

	Nine Months Ended June 30,
	2007	2006
Interest paid (variable rate):
Total amount (000s)	$3,172.6	$2,666.6
Average interest rate	5.29%	4.44%

Interest received (fixed rate):
Total amount (000s)	$2,424.4	$2,317.7
Average interest rate	4.04%	3.86%

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

During the quarter ended June 30, 2007, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of June 30, 2007, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has evaluated the requirements of SFAS No. 157 and believes it will not have a material effect on the Company’s financial condition or results of operations.

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

The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. Management has evaluated the requirements of the Issue and believes it will not have a material effect on the Company’s financial condition or results of operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

The Company is not involved in any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Neither the Bank nor the Company is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2007 through April 30, 2007	—	—	—	492,664
May 1, 2007 through May 31, 2007	200	$15.47	200	492,464
June 1, 2007 through June 30, 2007	—	—	—	492,464
Total	200	$15.47	200

(1)	In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
***	Incorporated herein by reference from the Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2005.
****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 8, 2007	/s/ William A. Donius
William A. Donius
Chairman and Chief Executive Officer

Date: August 8, 2007	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer