Form 10-K
period 2007-09-30
PULASKI FINANCIAL CORP
filed 2007-12-14
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $130.4 million.

There were issued and outstanding 9,938,579 shares of the registrant’s common stock as of December 10, 2007.

Documents Incorporated by Reference

Portions of 2007 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III).

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could cause actual results to differ for anticipated results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and accounting principles. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

Unless the context indicates otherwise, all references in this annual report on Form 10-K to the ‘Company,” “we,” “us” and “our” refer to Pulaski Financial Corp. and its subsidiaries.

PART I

Item 1. Business

General

Pulaski Financial Corp. (“the Company”) is the holding company for Pulaski Bank (the “Bank”). Our primary asset is our investment in the Bank, but we also maintain an investment securities portfolio for liquidity. We have subordinated debt in connection with the issuance of trust preferred securities, the proceeds from which have been injected into the Bank as capital. Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in Kansas City and the Illinois portion of the St. Louis metroplex. Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate one-to four-family residential mortgage loans, residential construction loans, home equity lines of credit, multifamily and commercial real estate and commercial and industrial loans within its lending market.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City metropolitan area. In the St. Louis metropolitan area, we conduct operations out of our main office, ten bank branch offices and two loan production offices. In the Kansas City metropolitan area, we operate out of a mortgage lending office in Johnson County, Kansas.

Competition

We face intense competition attracting savings deposits (our primary source of lendable funds) and originating loans. Our most direct competition for savings deposits has historically come from commercial banks, other thrift institutions and credit unions located in our market area. We have faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.7% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the 12th largest market share out of 140 financial institutions with offices in this metropolitan statistical area. Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation and Regions Financial Corp., operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

Residential Mortgage Lending. The majority of our mortgage production is sold on a best efforts, flow basis, servicing-released, to fifteen different regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows us to offer more competitive interest rates. Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield during the short time we hold them, pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-cost, short-term funds. Loan sale activity is our largest source of non-interest income.

We are a direct endorsement lender with the Federal Housing Administration (“FHA”). Consequently, our FHA-approved, direct endorsement underwriters are authorized to approve or reject FHA-insured loans up to maximum amounts established by FHA. We are also an automatic lender with the Veterans’ Administration (“VA”), which enables our designated qualified personnel to approve or reject loans on behalf of the VA.

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

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.

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

We generally obtain appraisals on our real estate loans from independent appraisers. In July 2006, the Company hired a staff of experienced appraisers. During the year ended September 30, 2007, the Company performed approximately 60% of its appraisals through the in-house staff. By using in-house staff to perform the appraisal services, management has improved the independence of the appraisal process as loan officers no longer have the ability to control the assignment of the appraisal services.

Construction and Development Loans. We originate real estate construction and development loans that consist primarily of 1-4 family residential construction loans made to both developers and retail mortgage customers. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external title company experts to ensure that loan disbursements are substantiated by regular inspections and review. Construction and development loans are similar to all residential loans in that loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due. In most instances, loan amounts are limited to 85% of the “as completed” appraised value of the construction project.

Commercial Real Estate Loans. We engage in commercial real estate lending, typically through direct originations. We have expanded our commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans. Our commercial loan policy limits our lending amount to 15% of our unimpaired Bank capital plus reserves, which was $108.8 million at September 30, 2007.

Commercial and Industrial Loans. We originate commercial and industrial loans that are secured by property such as inventory, equipment and finished goods. All commercial borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.

Home equity lines of credit. Home equity lines of credit (“HELOC”) are secured with a deed of trust and are issued in an amount up to 100% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. We generally obtain mortgage insurance for home equity loans with loan-to-value ratios greater than 90%. The standards under which these loans are underwritten are analogous to credit lending, rather than mortgage lending, since underwriting decisions are based primarily on the borrower’s credit history and capacity to repay rather than on the value of the collateral. Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. Our introductory rate on HELOC loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property, with better rates given to borrowers with more equity. Home equity lines of credit, because they adjust monthly with fluctuations in the prime interest rate, present less interest rate risk to us. Lending up to 100% of the value of the property presents greater credit risk to us. Consequently, we limit this product to customers with a favorable credit history.

Consumer and Other Loans. We originate consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans include automobile loans, unsecured loans, and other secured consumer goods loans. Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans.

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

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by an appraiser approved by us and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure. The CEO may approve secured loans up to $1.0 million and unsecured up to $250,000. An internal loan committee, consisting of five senior officers and two directors approves secured loans up to $8.0 million and unsecured loans up to $2.0 million, while all loans above this level are approved by the full board of directors.

Loan applicants are promptly notified of our decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Underwriting Risks.

Adjustable-Rate Loans. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs to be paid by the customer due to changing interest rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans we originate generally provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

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

Construction and Development Loans. Construction and development loans involve greater credit risks than residential or commercial real estate lending. Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development. If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans often have unpredictable cash flows and are more difficult to evaluate and monitor. Payments on loans secured by such properties are often dependent on successful management and operation of the properties. Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy. If the cash flow from the property is reduced (for example, if leases are not obtained or renewed) the borrower’s ability to repay the loan and the value of the property securing the loan may be impaired. We seek to minimize these risks in a variety of ways, including limiting the size of such loans, reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan. We also generally obtain loan guarantees from financially capable parties. Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of a borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, including, in the case of loans secured by accounts receivable, the ability of the borrower to collect amounts due from its customers. There is little additional credit support provided by the borrower for most of these loans and the secondary source of repayment is based almost solely on the liquidation of the pledged collateral and the ability to collect on personal guarantees, if any. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be subject to adverse conditions in the economy. Further, any collateral securing such loans may depreciate over time, be difficult to appraise, fluctuate in value and provide an insufficient source of repayment.

Consumer Loans. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by loss of employment, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

TABLE 1: Loan Portfolio

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential	$332,206	34.42%	$314,746	39.43%	$255,729	39.65%	$242,659	46.70%	$167,410	59.25%
Commercial and multi-family	230,425	23.86%	164,157	20.56%	118,695	18.40%	63,592	12.24%	8,905	3.15%
Real estate construction	98,921	10.24%	57,195	7.16%	45,022	6.98%	34,441	6.63%	12,531	4.44%
Commercial and industrial	77,642	8.04%	48,785	6.11%	26,306	4.08%	16,787	3.23%	–	–
Consumer and other:
Home equity	219,539	22.73%	207,153	25.95%	195,647	30.34%	158,462	30.50%	89,298	31.61%
Automobile	2,647	0.27%	2,123	0.27%	1,838	0.28%	1,801	0.35%	2,592	0.92%
Other	4,271	0.44%	4,154	0.52%	1,676	0.27%	1,884	0.35%	1,794	0.63%

Total loans	965,651	100.00%	798,313	100.00%	644,913	100.00%	519,626	100.00%	282,530	100.00%

Add (less):
Unamortized loan origination costs, net of loan fees	5,163		4,879		3,931		3,152		1,313
Loans in process	(10,567)		(10,176)		(8,843)		(6,615)		(3,083)
Allowance for loan losses	(10,421)		(7,817)		(6,806)		(5,579)		(3,866)

Total loans receivable, net	$949,826		$785,199		$633,195		$510,584		$276,894

TABLE 2: Loan Maturities and Re-pricing (1)

	At September 30, 2007
	Due Or Re-pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential	$96,995	$104,002	$131,209	$332,206
Commercial and multi-family	104,791	99,234	26,400	230,425
Real estate construction	91,962	6,959	—	98,921
Commercial and industrial	51,807	14,436	11,399	77,642
Consumer and other	188,071	35,587	2,799	226,457

Total loans	$533,626	$260,218	$171,807	$965,651

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3: Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2008
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential	$154,097	$81,114
Commercial and multi-family	123,880	1,754
Real estate construction	6,959	—
Commercial and industrial	25,835	—
Consumer and other	5,260	33,126

Total	$316,031	$115,994

Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare loans immediately due and payable if, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

Loan Originations, Sales and Purchases. To manage our interest rate risk position, we generally sell the fixed-rate residential mortgage loans that we originate. The sale of loans in the secondary mortgage market reduces our risk that the interest rates paid on deposits will increase while we hold long-term, fixed-rate loans in our portfolio. It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available. Residential mortgage loans are generally sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or anytime up to the date of closing. This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a best efforts delivery, which minimizes any exposure from loans that do not close. Certain loans are sold on a mandatory-delivery basis. Loans sold in this manner are hedged against changes in interest rates through forward sales of mortgage-backed securities. Our issuance of interest rate commitments is considered a derivative investment and changes in market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4: Loan Activity

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$859,472	$710,064	$569,238

Loans originated:
Residential real estate	1,483,847	1,299,247	1,215,322
Commercial and multi-family real estate	123,862	110,818	75,074
Real estate construction and development	104,946	65,612	53,237
Commercial and industrial	172,946	78,008	64,475
Consumer and other	183,098	181,709	185,103

Total loans originated	2,068,699	1,735,394	1,593,211

Loans acquired in business combination	—	12,249	—

Loans purchased:
Residential real estate	513	18,753	1,368
Commercial real state	16,020	1,790	4,724

Loans sold	(1,331,839)	(1,146,312)	(1,054,733)

Mortgage loan principal repayments	(345,279)	(229,978)	(198,278)
Consumer loan repayments and all other	(243,003)	(242,488)	(205,466)

Net loan activity	165,111	149,408	140,826

Total gross loans, including loans held for sale, at end of period	$1,024,584	$859,472	$710,064

Nonperforming Assets and Delinquencies

All commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. Residential mortgage loan borrowers are typically only downgraded after origination when they have failed to make a required payment. The Bank follows the following collection procedures for all types of loans, excluding consumer loans, although larger customers are typically contacted sooner. The first notice is mailed to the borrower 8 days after the payment due date. Attempts to contact the borrower by telephone generally begin approximately 17 days after the payment due date. On the 30th day after the due date, a 30 day past due letter is sent. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the 45th day after the due date, a 45 day past due notice is sent. Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish: (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default. Also, in the case of second mortgage loans, after the 60th day of delinquency: (1) the status and unpaid principal balance of each superior lien is determined; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior is taken. The physical condition and occupancy status of the property is determined before recommending further action. Such inspection normally takes place on or about the 45th day of delinquency. Generally, after 45 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available for eligible homeowners. If by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 8 days following the payment due date. The Bank receives a computer-generated collection report daily. The customer is contacted by telephone to ascertain the nature of the delinquency. If by the 45th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank’s intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

The Bank’s Board of Directors is informed, on a quarterly basis, as to the status of all loans that are delinquent 90 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

TABLE 5: Non-performing Assets

	At September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate	$2,082	$794	$142	$370	$264
Commercial and multi-family real estate	3,708	—	—	—	—
Consumer and other	659	146	24	159	202

Total	6,449	940	166	529	466

Accruing loans which are contractually past due 90 days or more:
Residential real estate	2,564	3,984	4,742	3,495	3,550
Commercial and multi-family real estate	44	125	—	—	—
Real estate construction and development	—	—	440	—	—
Consumer and other	1,214	1,477	635	247	181

Total	3,822	5,586	5,817	3,742	3,731

Troubled debt restructurings	209	220	13	—	37

Non-performing loans (1)	10,480	6,745	5,996	4,271	4,234
Real estate owned (net)	3,090	2,764	754	1,068	35
Other non-performing assets	43	44	—	7	14

Total non-performing assets	$13,613	$9,553	$6,750	$5,346	$4,283

Total non-performing loans as a percentage of net loans	1.03%	0.79%	0.85%	0.76%	1.24%
Total non-performing loans as a percentage of total assets	0.93%	0.70%	0.76%	0.67%	1.05%
Total non-performing assets as a percentage of total assets	1.20%	0.99%	0.86%	0.84%	1.07%

(1)	Includes $696,000, $667,000, $663,000, $848,000, and $654,000 of FHA/VA loans at September 30, 2007, 2006, 2005, 2004 and 2003, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $347,000, $69,000 and $3,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The gross interest income that would have been recorded in such period if the loans had been current in accordance with their terms and had been outstanding throughout the period was $633,000, $110,000 and $11,000 for the years ended September 30, 2007, 2006 and 2005, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value less estimated selling costs. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. The balance of real estate acquired in settlement of loans increased $325,000 from $2.8 million at September 30, 2006 to $3.1 million at September 30, 2007. The balance at September 30, 2007 consists of twenty three one-to four family properties acquired in settlement of debts outstanding.

Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of Thrift Supervision (“OTS”). The regulations require that each insured institution regularly review and classify its assets based on asset quality. In addition, OTS examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. A portion of general loan loss allowances established to cover possible losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

The Bank’s Chief Executive Officer, Chief Financial Officer and collection department personnel meet quarterly to review all classified assets, to approve action plans to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

TABLE 6: Classified Loans

	At September 30, 2007
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate	1	$13	6	$231	43	$3,845	4	$202
Commercial and multi-family real estate	—	—	1	264	2	2,625	4	1,124
Real estate construction and development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	4	1,296	—	—
Consumer and other	12	43	16	242	71	1,617	5	353

Total	13	$56	23	$737	120	$9,383	13	$1,679

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. All charged-off loans are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank’s income. The allowance for loan losses is based on management’s periodic evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Bank periodically recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances in order to reduce loan balances to the estimated value of the collateral.

The following assessments are performed quarterly in accordance with the Bank’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit-scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value ratio, the affordability ratios and other personal history. Five-year historical loss rates and industry data for each credit rating are used to determine the appropriate allocation percentage for each loan grade. Commercial real estate loans are individually reviewed and assigned a credit risk rating at least annually by the internal loan committee. Consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

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

TABLE 7: Allowance for Loan Losses

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$7,817	$6,806	$5,579	$3,866	$2,553
Allowance of acquired institution	—	282	—	—	—
Provision charged to expense	3,855	1,501	1,634	1,934	1,487
Charge-offs:
Residential real estate	714	497	209	73	26
Commercial and multi-family real estate	—	—	—	—	—
Real estate construction and development	119	—	—	—	—
Commercial and industrial	—	7	—	—	—
Consumer and other	460	278	207	161	160

Total charge-offs	1,293	782	416	234	186
Recoveries	42	10	9	13	12

Net charge-offs	1,251	772	407	221	174

Allowance at end of period	$10,421	$7,817	$6,806	$5,579	$3,866

Ratio of allowance to total loans outstanding at the end of the period	1.02%	0.92%	0.95%	0.99%	1.13%
Ratio of net charge-offs to average loans outstanding during the period	0.13%	0.09%	0.06%	0.05%	0.05%
Allowance for loan losses to non-performing loans	99.44%	115.89%	112.07%	130.64%	91.31%

TABLE 8: Allocation of Allowance for Loan Losses

	At September 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$3,561	34.42%	$3,462	39.43%	$2,584	39.65%	$2,248	49.44%	$1,788	60.74%
Commercial and multi-family real estate	3,045	23.86	1,611	20.56	1,063	18.35	335	8.53	382	1.66
Real estate construction and development	1,028	10.24	521	7.16	517	6.98	448	6.58	185	4.44
Commercial and industrial	1,054	8.04	533	6.11	273	4.08	219	4.24	—	—
Consumer and other	1,733	23.44	1,690	26.74	2,369	30.94	2,329	31.21	1,511	33.16

Total allowance for loan losses	$10,421	100.00%	$7,817	100.00%	$6,806	100.00%	$5,579	100.00%	$3,866	100.00%

Investment Activities

The Bank is permitted, under applicable law, to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”) of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, equity securities and mutual funds. Savings institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

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

The Investment Committee, comprised of our Chairman and Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2007 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the government or its agencies.

TABLE 9: Investment Securities

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Held to maturity at amortized cost:
Investment securities:
U.S. Treasury & Agency Obligations	$5,980	$12,932	$5,977

Mortgage-backed securities:
Mortgage-backed securities	$339	$391	$583
CMOs	32	50	67

Total mortgage-backed securities	$371	$441	$650

Available for sale, at fair value:
Investment securities:
U.S. Treasury and agency obligations	$7,043	$—	$—

Mortgage-backed securities	$2,655	$3,190	$4,182

Equity securities	$3,965	$4,517	$4,252

TABLE 10: Maturities and Yields

	At September 30, 2007
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Investment securities:
U.S. Treasury & Agency Obligations	$5,980	5.26%	$—	—	$—	—	$—	—	$5,980	5.26%

Mortgage-backed securities:
Mortgage-backed securities	$1	9.06%	$9	10.77%	$192	7.93%	$137	10.64%	$339	9.10%
CMOs	—	—	—	—	—	—	32	6.52%	32	6.52%

Total mortgage-backed and related securities	$1	9.06%	$9	10.77%	$192	7.93%	$169	9.84%	$371	8.87%

Available for sale:
U.S. Treasury & Agency Obligations	$4,988	4.80%	$2,055	4.65%	$—	—	$—	—	$7,043	4.76%

Mortgage-backed securities	$17	5.99%	$2,317	3.83%	$—	—	$321	7.41%	$2,655	4.25%

Expected maturities of mortgage-backed securities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2007, the Company’s portfolio did not include any callable securities. This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General. Deposits, loan repayments, loan sales and FHLB borrowings are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by the level of market interest rates. Borrowings from the FHLB of Des Moines and other borrowing arrangements may be used to compensate for reductions in the availability of funds from these other sources.

Deposit Accounts. Our depositors reside predominately in the St. Louis metropolitan area. Deposits are attracted from within our market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider current market interest rates, the pricing of competitors, our profitability, the Company’s overall interest-rate-risk profile and our customer preferences and concerns. Our Asset Liability Committee regularly reviews our deposit mix and pricing. We supplement our retail deposits through brokered certificates of deposit and municipal deposits.

TABLE 11: Deposits

	At September 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing checking	$57,005	6.82%	$38,830	5.92%	$29,192	5.88%
Interest-bearing checking	57,816	6.92	53,448	8.15	28,994	5.84
Passbook savings accounts	28,909	3.46	31,896	4.86	30,230	6.09
Money market	173,950	20.82	134,383	20.50	82,638	16.66
Certificates which mature:
Within 1 year	360,188	43.11	276,316	42.15	180,734	36.43
After 1 year, but within 3 years	108,324	12.97	46,787	7.14	65,292	13.16
Thereafter	49,297	5.90	73,917	11.28	79,091	15.94

Total	$835,489	100.00%	$655,577	100.00%	$496,171	100.00%

At September 30, 2007, 2006 and 2005, certificates of deposit with a minimum principal amount of $100,000 totaled $278.6 million, $189.6 million, and $162.3 million, respectively. At September 30, 2007, such deposits were scheduled to mature as follows:

TABLE 12: Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2007
(In thousands)
Three months or less	$78,411
Over 3 through 6 months	46,456
Over 6 through 12 months	35,498
Over 12 months	118,215

Total	$278,580

TABLE 13: Time Deposits by Rates

	At September 30,
	2007	2006	2005
	(In thousands)
0.00 – 1.99%	$2,536	$4,177	$20,999
2.00 – 2.99%	3,805	17,565	45,205
3.00 – 3.99%	39,393	33,718	235,278
4.00 – 4.99%	31,677	91,632	22,609
5.00 – 5.99%	439,991	249,558	993
6.00 – 6.99%	—	—	33
10.00 – 10.99%	407	370	—

Total	$517,809	$397,020	$325,117

TABLE 14: Time Deposits by Maturities

	Amount Due as of September 30, 2007
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$2,536	$—	$—	$—	$—	$2,536
2.00 - 2.99%	2,423	1,111	269	2	—	3,805
3.00 - 3.99%	29,620	7,246	983	243	1,301	39,393
4.00 - 4.99%	26,811	69	3,741	349	86	31,677
5.00 - 5.99%	298,798	54,260	39,617	33,992	13,324	439,991
10.00 - 10.99%	—	—	407	—	—	407

Total	$360,188	$63,307	$45,017	$34,586	$14,711	$517,809

TABLE 15: Deposit Activity

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Beginning balance	$655,577	$496,171	$406,799

Less deposit liabilities held for sale	—	—	25,375
Add deposits acquired	—	41,370	—

Net increase before interest credited	160,598	107,226	109,562
Interest credited	19,314	10,810	5,185

Net increase in savings deposits	179,912	118,036	114,747

Ending balance	$835,489	$655,577	$496,171

TABLE 16: Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$47,605	—%	$31,365	—%	$21,256	—%
Interest-bearing checking	60,634	1.87	48,266	1.44	36,082	0.33
Passbook savings accounts	30,170	0.35	32,437	0.36	33,267	0.35
Money market	155,999	4.22	98,804	3.16	87,929	1.91
Certificates of deposit	466,248	5.05	373,118	4.21	285,649	2.91

Total	$760,656	4.12	$583,990	3.36	$464,183	2.20

Borrowings. We use advances from the FHLB of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB of Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale. Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

We have supported our continued growth through two issuances of subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company. At September 30, 2007, we had outstanding subordinated debentures totaling $19.6 million. Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

TABLE 17: FHLB Advances

	Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance at any month end during the period	$203,500	$200,000	$189,600
Average balance during the period	168,476	168,067	163,071
Period-end balance	158,400	172,800	171,000
Weighted-average interest rate:
At end of period	4.81%	5.08%	3.93%
During the period	5.20%	4.63%	3.32%

Non-Banking Operations

We have a title insurance business, which is a division of the Bank. The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports). The policies are issued primarily on residential transactions; however, the division also issues policies on certain commercial transactions. Customers of the title division consist primarily of residential mortgage customers that have been referred to the title division.

We also operate a fixed-income securities sales division that was formed in early fiscal 2005. The division was formed following the hiring of five veteran management and sales personnel who have an average of 21 years experience in fixed income investment trading and sales. The business consists primarily of buying and selling bonds for community bank investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank has a staff of six residential appraisers who perform appraisal services for the Bank’s mortgage loan customers.

The Bank’s subsidiary, Pulaski Service Corporation, sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2007, the Bank’s equity investment in its subsidiary was $256,398 or .02% of the Bank’s assets.

Personnel

As of September 30, 2007, we had the equivalent of 421 full-time employees. The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position
William A. Donius	49	Chairman and Chief Executive Officer of Pulaski Financial Corp.; Chairman and Chief Executive Officer of Pulaski Bank

W. Thomas Reeves	53	President of Pulaski Bank

Ramsey K. Hamadi	38	Chief Financial Officer of Pulaski Financial Corp. and Pulaski Bank

Matthew A. Locke	38	President of Mortgage Lending Division of Pulaski Bank

(1)	As of September 30, 2007.

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among the executive officers.

William A. Donius served as President and Chief Executive Officer of the Bank since December 1, 1997 before relinquishing his title as President the Bank in March 2006. Mr. Donius has also served as Chairman of the Board since December 1998. Mr. Donius is also Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Donius has been employed by the Bank since 1992.

W. Thomas Reeves has served as President of the Bank since March 2006. Prior to joining Pulaski, Mr. Reeves served as Executive Director of Downtown Now!, a not-for-profit organization dedicated to generating investment in, and development of, the downtown St. Louis area from October 1999 to March 2006.

Ramsey K. Hamadi joined the Bank in June 2000 as Controller before being named Chief Financial Officer in July 2001. Prior to joining the Bank, Mr. Hamadi was a Safety and Soundness Examiner at the Federal Reserve Bank of St. Louis.

Matthew A. Locke joined the Bank in 1997 and currently serves as the President of the Mortgage Division. Prior to assuming his current position, he served the Bank as Senior Vice President Kansas City Lending Manager. Mr. Locke holds a BBA from Pittsburg State University and a MBA from Webster University in St. Louis.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on our operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under federal laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

The description of statutory provisions and regulations set forth in this document does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2007, the Bank met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

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

Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. The OTS has authority which preempts any state law purporting to regulate branching by federal savings institutions.

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

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when its was deemed to be undercapitalized, or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, the Bank had credits that offset all of its premiums in fiscal 2007.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

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

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the OTS, and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described previously. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the OTS if any person (including a company), or a group acting in concert, seeks to acquire 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Our assets have increased $730.1 million, or 181.9%, from $401.4 million at September 30, 2003 to $1.1 billion at September 30, 2007, primarily due to increases in residential, home equity and commercial loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%. At September 30, 2007, approximately $85.9 million, or 25.8%, of our $332.2 million residential mortgage loan portfolio had original combined loan-to-value ratios in excess of 90%. In addition, our home equity lines of credit may have, when added to existing senior lien balances, a post-funding combined loan-to-value ratio of up to 100% of the value of the home securing the loan. At September 30, 2007, we held $9.1 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan to value ratio in our home equity line of credit portfolio is below 80%. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectibility, which may lead to additional provisions or charge-offs, which would reduce our profits.

Our commercial division’s loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has increased from $13.7 million, or 4.8% of total loans, at September 30, 2003 to $394.8 million, or 40.9% of total loans, at September 30, 2007. A large portion of our commercial loan portfolio is unseasoned and the Bank’s limited history in originating these types of loans does not provide us with a significant payment history pattern with which to judge future collectibility. These loans have also not been subjected to a sustained period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance, as evidenced by $3.7 million in nonperforming commercial loans at September 30, 2007. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

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

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis metropolitan area, our success depends to a significant extent upon economic conditions in the St. Louis metropolitan area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Missouri could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the St. Louis metropolitan area through our branching strategy. We opened three new branches during calendar year 2007. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. We have no assurance our new branches will be successful even after they have been established.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include FHLB advances, proceeds from the sale of loans, brokered certificates of deposit and a line of credit from another financial institution. At September 30, 2007, we had approximately $158.4 million of FHLB advances outstanding with an additional $106.5 million available borrowing capacity, $190.4 million in brokered certificates of deposit and an additional $20.0 million in unused liquidity through a correspondent bank line of credit. If we were to become less than “well capitalized,” as defined by applicable OTS regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Many of our competitors are larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. In recent years, several new financial institutions have formed in the St. Louis area. These de novo banks may price their loans and deposits aggressively in order to attract customers. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

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

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At September 30, 2007, our allowance for loan losses as a percentage of total loans was 1.02%. Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Pulaski Bank is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, as insurer of its deposits. The Company is subject to regulation and supervision by the OTS. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Pulaski Bank. The regulation and supervision by the OTS and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank conducts its business through eleven full-service banking offices. The following table sets forth information on those offices as of September 30, 2007.

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
	(Dollars in thousands)
Main Office:
12300 Olive Boulevard Creve Coeur, Missouri 63141	1978	$3,290	Owned		32,300

Full-Service Bank Offices:
199 Jamestown Mall Florissant, Missouri 63034	1998	50	Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118	1967	563	Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123	2001	759	Owned	(3)	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	841	Owned		2,800

1700 O’Fallon Road St. Charles, Missouri 63304	2003	1,268	Owned		4,000

17701 Edison Road, Suite 100 Chesterfield, Missouri 63005	2005	1,703	Owned		3,800

415 DeBaliviere St. Louis, Missouri 63112	2006	1,534	Owned	(4)	25,000

10 Maryland Plaza St. Louis, Missouri 63108	2006	32	Leased	(5)	8,300

6510 Clayton Road Richmond Heights, Missouri 63117	2007	2,957	Owned		2,700

900 Olive Street St. Louis, Missouri 63101	2007	1,019	Leased	(6)	3,700

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	—	Leased	(7)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	235	Leased	(8)	10,000

702 East Highway 50 O’Fallon, Illinois 62269	2006	71	Leased	(9)	10,400

2724A Grovelin Street Godfrey, Illinois 62035	2006	—	Leased	(10)	1,400

8413 Clint Drive Belton, Missouri 64012	2007	59	Leased	(11)	900

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
One Pulaski Center Drive St. Louis, Missouri 63141	2003	4,143	Owned	(12)	26,000

Future offices (13)		1,765

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Includes the period the office was located at 6955 Parker Road at Highway 367 in Florissant. The office was moved to its current site in October 1998. Lease expires on August 31, 2011.
(3)	The Bank purchased the building at 4226 Bayless Road and disposed of the lease of the former office location 4225 Bayless Road in January 2001.
(4)	The Bank acquired this location as a result of the acquisition of Central West End Bank in March 2006. Approximately 10,331 square feet is leased to eight tenants with varying lease expiration dates.
(5)	The Bank acquired this lease as a result of the acquisition of Central West End Bank in March 2006. The lease expires on April 30, 2009.
(6)	Lease expires on August 31, 2017.
(7)	Serves as a record storage site. Lease is on a month-to-month term.
(8)	Houses loan production office. Lease expires on October 31, 2008.
(9)	Houses loan production office. Lease expires on February 1, 2009.
(10)	Houses loan production office. Lease expires on December 14, 2009.
(11)	Houses loan production office. Lease expires on April 30, 2010.
(12)	Houses the mortgage lending division and appraisal division.
(13)	Consists of land purchased at New Halls Ferry and construction costs related to Clayton office opened in October 2007.

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

For a description of restrictions on Pulaski Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation – Federal Savings Institution Regulation – Limitations on Capital Distributions” in this annual report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	52,000	$13.63	52,000	440,464
August 1, 2007 through August 31, 2007	4,500	14.23	4,500	435,964
September 1, 2007 Through September 30, 2007	—	—	—	435,964
Total	56,500	$13.68	56,500

(1)	In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 31 in the Annual Report to Stockholders.

KPMG LLP’s report on the Company’s internal control over financial reporting is incorporated by reference to page 32 in the Annual Report to Stockholders.

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

The following table sets forth information about the Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	687,743	$9.02	419,194
Equity compensation plans not approved by security holders (1)	92,265	4.71	—
Total	780,008	$8.51	419,194

(1)	Consists of non-statutory stock options granted in 2001 outside of the Company’s stock option plans. Each of the options was granted at a price equal to the fair market value of the Company common stock of the date of grant. All of the options vest ratably over a five-year period beginning on the first anniversary date of grant and expire ten years from date of grant. However, in the event of a change in control (as defined in the Company’s 2000 Stock-Based Incentive Plan) all options will become exercisable until the expiration of the term of the option, regardless of termination of employment.

Item 13. Certain Relationships, and Director Independence Related Transactions

The information set forth under the sections captioned “Corporate Governance – Independent Directors,” “- Policy and Procedures Governing Related Party Transactions,” and “Transactions with Management” in the Proxy Statement is incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years ended September 30, 2007, 2006 and 2005

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.[2]

3.3	Bylaws of Pulaski Financial Corp.[3]

4.1	Form of Certificate for Common Stock[4]

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement between Pulaski Financial Corp. and William A. Donius[5]

10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]

10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[6]

10.4	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan[7]

10.5	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”) [8]

10.6	Employment Agreement between Pulaski Bank and William A. Donius[9]

10.7	Form of Stock Option Agreement[10]

10.8	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan[11]

10.9	Pulaski Financial Corp. Stock-Based Preferred Compensation Plan[11]

10.10	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.11	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.12	Pulaski Financial Corp. 2006 Long-Term Incentive Plan[12]

13.1	Annual Report to Stockholders

21.1	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.
[2]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.
[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 9, 2005.
[4]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2002, as filed on May 15, 2002.
[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
[7]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004.
[8]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2003, as filed on December 27, 2003.
[9]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2001, as filed on December 27, 2001.
[10]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005.
[11]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the year period ended September 30, 2005, as filed on December 13, 2005.
[12]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

NAME	TITLE	DATE

/s/ William A. Donius	Chairman and Chief Executive Officer	December 13, 2007
William A. Donius	(principal executive officer)

/s/ Ramsey K. Hamadi	Chief Financial Officer	December 13, 2007
Ramsey K. Hamadi	(principal accounting and financial officer)

/s/ Stanley J. Bradshaw	Director	December 13, 2007
Stanley J. Bradshaw

/s/ William M. Corrigan, Jr.	Director	December 13, 2007
William M. Corrigan, Jr.

/s/ Leon A. Felman	Director	December 13, 2007
Leon A. Felman

/s/ Michael R. Hogan	Director	December 13, 2007
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 13, 2007
Timothy K. Reeves

/s/ Steven C. Roberts	Director	December 13, 2007
Steven C. Roberts

/s/ Lee S. Wielansky	Director	December 13, 2007
Lee S. Wielansky