Form 10-Q
period 2007-12-31
PULASKI FINANCIAL CORP
filed 2008-02-07
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

0-24571

Commission File Number

Pulaski Financial Corp.

(Exact name of registrant as specified in its charter)

Missouri	43-1816913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12300 Olive Boulevard St. Louis, Missouri	63141-6434
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 878-2210

Not Applicable

(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2008
Common Stock, par value $.01 per share	10,037,428 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2007

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND SEPTEMBER 30, 2007 (UNAUDITED)

	December 31, 2007	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$20,911,481	$20,438,008
Federal funds sold and overnight deposits	2,422,954	3,236,735

Total cash and cash equivalents	23,334,435	23,674,743
Interest bearing time deposits in other banks	99,000	99,000
Equity securities available for sale, at fair value	10,660,763	3,964,629
Debt securities available for sale, at fair value	7,043,106	7,043,172
Debt securities held to maturity, at amortized cost (fair value, $9,972,508 and $5,979,231 at December 31, 2007 and September 30, 2007, respectively)	9,974,811	5,979,878
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $390,048 and $399,629 at December 31, 2007 and September 30, 2007, respectively)	357,965	371,480
Mortgage-backed securities available for sale, at fair value	2,579,047	2,655,202
Capital stock of Federal Home Loan Bank, at cost	12,488,900	8,305,500
Loans receivable held for sale, at lower of cost or market	87,581,515	58,536,280
Loans receivable, net of allowance for loan losses of $11,151,483 and $10,421,304 at December 31, 2007 and September 30, 2007, respectively	1,025,623,000	949,826,147
Real estate acquired in settlement of loans, net of allowance for losses of $108,035 and $74,035 at December 31, 2007 and September 30, 2007, respectively	3,645,262	3,089,656
Premises and equipment, net	20,150,781	20,389,445
Bank-owned life insurance	25,324,899	25,059,509
Accrued interest receivable	6,435,939	6,605,153
Goodwill	3,938,524	3,938,524
Core deposit intangible	464,125	500,668
Deferred tax asset	5,016,260	5,050,795
Other assets	6,188,642	6,375,126

Total assets	$1,250,906,974	$1,131,464,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$868,965,647	$835,488,696
Advances from Federal Home Loan Bank of Des Moines	252,300,000	158,400,000
Note payable	2,895,000	2,980,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	991,770	2,957,793
Accrued interest payable	1,398,080	2,530,722
Due to other banks	11,610,368	17,484,741
Other liabilities	9,585,303	11,229,464

Total liabilities	1,167,335,168	1,050,660,416

Stockholders’ Equity:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at December 31, 2007 and September 30, 2007	130,687	130,687
Treasury stock - at cost; 3,055,660 and 3,133,228 shares at December 31, 2007 and September 30, 2007, respectively	(16,983,623)	(17,040,449)
Treasury stock - equity trust - at cost; 235,338 and 230,225 shares at December 31, 2007 and September 30, 2007, respectively	(3,011,948)	(3,030,198)
Additional paid-in capital	51,317,154	50,560,264
Accumulated other comprehensive income (loss), net	38,484	(66,283)
Retained earnings	52,081,052	50,250,470

Total stockholders’ equity	83,571,806	80,804,491

Total liabilities and stockholders’ equity	$1,250,906,974	$1,131,464,907

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Interest and Dividend Income:
Loans receivable	$18,941,655	$15,950,220
Debt and equity securities	218,553	221,537
Mortgage-backed securities	35,417	42,317
Capital stock of the Federal Home Loan Bank of Des Moines	130,701	98,343
Other	43,821	62,819

Total interest and dividend income	19,370,147	16,375,236

Interest Expense:
Deposits	8,201,737	6,736,198
Advances from Federal Home Loan Bank of Des Moines	2,525,367	2,291,254
Subordinated debentures	393,560	382,608
Note payable	47,990	58,712

Total interest expense	11,168,654	9,468,772

Net interest income	8,201,493	6,906,464
Provision for loan losses	1,032,551	681,553

Net interest income after provision for loan losses	7,168,942	6,224,911

Non-Interest Income:
Retail banking fees	1,028,498	782,231
Mortgage revenues	1,318,275	1,060,530
Investment brokerage revenues	215,011	242,455
Gain on the sale of securities	53,924	143,720
Bank-owned life insurance income	265,390	257,597
Other	260,156	173,677

Total non-interest income	3,141,254	2,660,210

Non-Interest Expense:
Salaries and employee benefits	3,020,556	2,431,596
Occupancy, equipment and data processing expense	1,596,924	1,250,670
Advertising	340,167	247,266
Professional services	283,217	261,923
FDIC deposit insurance premium expense	232,751	19,601
Gain on derivative instruments	(122,247)	(172,315)
Data processing termination expense	—	219,534
Real estate foreclosure losses and expense, net	228,560	147,029
Other	862,816	679,362

Total non-interest expense	6,442,744	5,084,666

Income before income taxes	3,867,452	3,800,455
Income tax expense	1,135,300	1,314,010

Net income	$2,732,152	$2,486,445

Other comprehensive income (loss)	104,767	(44,518)

Comprehensive income	$2,836,919	$2,441,927

Per Share Amounts:
Basic earnings per share	$0.28	$0.25
Weighted average common shares outstanding - basic	9,780,132	9,823,850
Diluted earnings per share	$0.27	$0.24
Weighted average common shares outstanding - diluted	10,186,789	10,269,066

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, September 30, 2007	$130,687	$(20,070,647)	$50,560,264	$(66,283)	$50,250,470	$80,804,491

Comprehensive income:
Net income	—	—	—	—	2,732,152	2,732,152
Unrealized gain on investment securities, net of tax	—	—	—	104,767	—	104,767

Comprehensive income	—	—	—	104,767	2,732,152	2,836,919

Dividends ($0.09 per share)	—	—	—	—	(901,570)	(901,570)
Stock options exercised		312,221	35,995	—	—	348,216
Stock option and award expense	—	—	129,389	—	—	129,389
Stock issued under dividend reinvestment plan (20,168 shares)	—	82,306	136,999	—	—	219,305
Stock repurchased (32,917 shares)	—	(394,064)	—	—	—	(394,064)
Shares issued out of treasury stock (13,811 shares)	—	56,363	135,472	—	—	191,835
Release of equity trust shares (1,280 shares)	—	18,250	(18,250)	—	—	—
Amortization of equity trust expense	—	—	287,186	—	—	287,186
Excess tax benefit from stock based compensation	—	—	50,099	—	—	50,099

Balance, December 31, 2007	$130,687	$(19,995,571)	$51,317,154	$38,484	$52,081,052	$83,571,806

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS

ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$2,732,152	$2,486,445

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	425,219	352,489
Net deferred loan costs	681,891	801,164
Net amortization of debt and equity securities premiums and discounts	(125,316)	(140,682)
Broker fees financed under interest-rate swap agreements	143,916	49,233
Equity trust expense	287,186	157,977
Stock option and award expense	129,389	76,238
Provision for loan losses	1,032,551	681,553
Provision for losses on real estate acquired in settlement of loans	34,000	84,535
Losses on sale of real estate acquired in settlement of loans	63,104	37,003
Originations of loans receivable for sale to correspondent lenders	(313,036,235)	(307,463,395)
Proceeds from sales of loans to correspondent lenders	284,988,902	285,365,657
Gain on sale of loans held for sale	(997,902)	(762,657)
Gain on sale of equity securities available for sale	—	(143,720)
Gain on sale of debt securities available for sale	(53,924)	—
Gain on sale of joint venture	(30,755)	—
Gain on derivative instruments	(122,247)	(172,315)
Increase in cash value of bank-owned life insurance	(265,390)	(257,597)
Decrease in accrued expenses	(254,535)	(863,903)
Excess tax benefit from stock-based compensation	(50,099)	(10,943)
Changes in other assets and liabilities	(1,965,135)	(1,368,424)

Net adjustments	(29,115,380)	(23,577,787)

Net cash used in operating activities	(26,383,228)	(21,091,342)

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available for sale	5,199,840	—
Proceeds from sales of equity securities available for sale	—	772,648
Proceeds from maturities of investment in time deposits	—	495,000
Proceeds from maturities of debt securities available for sale	5,000,000	—
Proceeds from maturities of debt securities held to maturity	10,000,000	11,000,000
Proceeds from redemption of FHLB stock	1,921,000	2,462,900
Purchases of debt securities available for sale	(10,169,930)	—
Purchases of equity securities available for sale	(6,528,544)	(24,188)
Purchases of debt securities held to maturity	(13,876,653)	(13,850,871)
Purchases of FHLB stock	(6,104,400)	(3,038,100)
Principal payments received on mortgage-backed securities	114,547	175,825
Net increase in loans	(78,937,005)	(50,346,102)
Proceeds from sales of real estate acquired in settlement of loans receivable	773,000	1,525,000
Proceeds from sale of interest in joint venture	49,375	—
Cash paid for equity in joint venture	(233,691)	—
Purchases of premises and equipment	(186,555)	(492,686)

Net cash used in investing activities	$(92,979,016)	$(51,320,574)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED

ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006 (UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Cash Flows From Financing Activities:
Net increase in deposits	$33,533,511	$44,280,924
Proceeds from Federal Home Loan Bank advances, net	93,900,000	30,700,000
Payment on note payable	(85,000)	(85,000)
Net decrease in due to other banks	(5,874,373)	(455,778)
Net decrease in advance payments by borrowers for taxes and insurance	(1,966,023)	(2,051,494)
Treasury stock issued for purchase of equity in joint venture	191,835	—
Proceeds from cash received in dividend reinvestment plan	219,305	40,395
Excess tax benefit for stock based compensation	50,099	10,943
Treasury stock issued for stock options exercised	348,216	124,401
Dividends paid on common stock	(901,570)	(845,982)
Stock repurchases	(394,064)	(265,677)

Net cash provided by financing activities	119,021,936	71,452,732

Net decrease in cash and cash equivalents	(340,308)	(959,184)

Cash and cash equivalents at beginning of period	23,674,743	22,123,258

Cash and cash equivalents at end of period	$23,334,435	$21,164,074

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$9,396,102	$7,435,591
Interest on advances from FHLB	2,463,920	2,255,258
Interest on subordinated debentures	393,770	378,699
Interest on notes payable	47,510	58,713

Cash paid during period for interest	12,301,302	10,128,261
Income taxes, net	839,640	1,187,577
Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	$1,425,710	$1,024,144

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of subordinated debentures. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2007 and September 30, 2007 and its results of operations for the three-month periods ended December 31, 2007 and 2006. The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2007 contained in the Company’s 2007 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

Certain reclassifications have been made to 2006 amounts to conform to the 2007 presentation. In accordance with Statement of Financial Accounting Standards No, 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” the Company reclassified certain direct fees and costs associated with the origination and sale of loans held for sale during the quarter ended December 31, 2006 into mortgage revenues to conform to the 2007 presentation in the Company’s consolidated statements of income and comprehensive income. The net effect of these reclassifications decreased appraisal revenues, title policy revenues and salaries and benefits expense $187,000, $172,000 and $208,000, respectively and increased mortgage revenues $151,000 during the quarter ended December 31, 2006.

2.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended December 31,
	2007	2006
Net income	$2,732,152	$2,486,445

Weighted average shares outstanding - basic	9,780,132	9,823,850
Effect of dilutive securities:
Treasury stock held in equity trust	177,563	121,675
Employee stock options and awards	229,094	323,541

Weighted average shares outstanding - diluted	10,186,789	10,269,066

Earnings per share:
Basic	$0.28	$0.25
Diluted	0.27	0.24

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

The following options to purchase shares during the three-month periods ended December 31, 2007 and 2006 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods from 2014 thru 2017, respectively.

	Three Months Ended December 31,
	2007	2006
Number of option shares	339,691	126,719
Equivalent anti-dilutive shares	132,119	33,301

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of three to five years. The exercise period for stock options generally may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). On December 19, 2007, the Company granted stock option awards totaling 20,300 shares of its common stock to non-employee directors with exercise prices equal to market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant. The Company recorded compensation expense during the quarter ended December 31, 2007 totaling $48,000 in connection with these awards.

A summary of the Company’s stock option programs as of December 31, 2007 and changes during the three-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (years)
Outstanding at October 1, 2007	780,008	$8.51
Granted	138,300	10.64
Exercised	(76,506)	4.55
Expired	(400)	18.30
Forfeited	(6,800)	14.48

Outstanding at December 31, 2007	834,602	$9.17	$2.1	4.9

Exercisable at December 31, 2007	539,711	$7.03	$2.1	3.4

The total intrinsic value of stock options exercised during the three months ended December 31, 2007 and 2006 was $1.5 million and $201,000, respectively. The weighted average grant-date fair value of options granted during the three months ended December 31, 2007 was $2.76. As of December 31, 2007, the total unrecognized compensation expense related to non-vested stock options and awards was $963,000 and the related weighted average period over which it is expected to be recognized is 3.2 years.

The fair value of stock options granted in the three-month periods ended December 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended December 31,
	2007	2006
Risk free interest rate	4.22%	4.56%
Expected volatility	27.83%	27.50%
Expected life in years	5.5	5.7
Dividend yield	2.62%	2.13%
Expected forfeiture rate	1.28%	1.24%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. Currently, none of the Company’s executive officers participate in the plan. The plan allows the recipients to defer a percentage of commissions earned, which is partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to the purchase of Company shares in the open market. In exchange for the opportunity to defer income, the participants are required to sign a four-year or five-year contract prohibiting them from competing against the Company in the Company’s market area. Should the participants voluntarily leave the Company, they forgo any unvested accrued benefits. At December 31, 2007, there were 235,338 total shares in the plan totaling $3.0 million classified as treasury stock – equity trust in the Company’s consolidated financial statements, of which 163,711 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Since the majority of the Company’s loans originated are sold on a servicing-released basis, most of the deferred expense is recorded as a reduction of the mortgage revenue realized upon sale. Excess tax benefits associated with all share based payments totaled approximately $172,000 for the three months ended December 31, 2007.

4.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on October 1, 2007. At October 1, 2007, the Company had $120,000 of unrecognized tax benefits, $108,000 of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of December 31, 2007, the Company had approximately $12,000 accrued for the payment of interest and penalties. The tax years ended September 30, 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Pursuant to recent Securities Exchange Commission guidance, the Company did not provide the tabular reconciliation disclosures required by FIN 48. The Company will provide all required FIN 48 disclosures in its 2008 Annual Report on Form 10-K.

5.	LOANS RECEIVABLE

Loans receivable at December 31, 2007 and September 30, 2007 are summarized as follows:

	December 31, 2007	September 30, 2007
Real estate mortgage:
One to four family residential	$333,046,549	$332,205,536
Multi-family residential	33,713,450	30,219,199
Commercial real estate	230,654,547	200,205,837

Real estate construction and development:
Residential	47,078,761	45,427,668
Multi-family	13,013,859	13,899,603
Commercial	45,984,772	39,594,005

Commercial and industrial	110,033,377	77,641,815
Equity lines	223,270,152	219,539,073
Consumer and installment	7,000,144	6,918,612

	1,043,795,611	965,651,348
Add (less):
Deferred loan costs	5,327,443	5,162,991
Loans in process	(12,348,571)	(10,566,888)
Allowance for loan losses	(11,151,483)	(10,421,304)

Total	$1,025,623,000	$949,826,147

Weighted average interest rate at end of period	7.29%	7.44%

6.	DEPOSITS

Deposits at December 31, 2007 and September 30, 2007 are summarized as follows:

	December 31, 2007		September 30, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$63,340,830	—	$57,004,801	—
Interest-bearing checking	82,951,357	1.96%	57,815,627	1.79%
Passbook savings accounts	29,450,235	0.29%	28,908,862	0.29%
Money market	196,357,234	3.76%	173,949,915	4.05%

Total transaction accounts	372,099,656	2.44%	317,679,205	2.57%

Certificates of deposit:
Less than $100,000	231,076,843	4.99%	239,400,859	5.45%
$100,000 and greater	265,789,148	4.73%	278,408,632	4.73%

Total certificates of deposit	496,865,991	4.85%	517,809,491	5.06%

Total deposits	$868,965,647	3.82%	$835,488,696	4.11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts; rather they are statements based on Pulaski Financial Corp.’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2007, including the Risk Factors section of that report. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri. It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.25 billion in assets. Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in Kansas City and the Illinois portion of the St. Louis metroplex.

The Company has primarily grown its assets and deposits internally by building its residential and commercial lending operations, by opening de novo branches, and by hiring experienced bankers with existing customer relationships in its market. The Company opened its twelfth full-service bank location in October 2007. The Company’s goal is to become St. Louis’ leading community bank and to continue to deliver value to its shareholders and enhance its franchise value and earnings through controlled growth in its banking operations, while maintaining the personal, community-oriented customer service that has characterized its success to date.

OVERVIEW OF RESULTS

During the quarter ended December 31, 2007, Pulaski Financial Corp. experienced strong results in many areas of its business. Net income increased 9.9% in the 2007 quarter compared to last year’s quarter, driven by an 18.8% increase in net interest income and an 18.1% increase in non-interest income. The growth in non-interest income was bolstered by strong growth in mortgage revenues and retail banking fees. Driving these results were strong lending volumes and robust core deposit growth, which resulted in significant balance sheet growth during the quarter. Loans receivable grew 8.0% from September 30, 2007. Commercial real estate and commercial and industrial loans accounted for more than 80% of this growth. The Company also saw strong growth in loans held for sale, which increased 49.6% during the quarter. In addition, transaction accounts grew 17.1% compared with September 30, 2007, including 11.1% growth in non-interest-bearing checking accounts.

The Company’s strategic plan centers on its continued growth into a full-service, community-oriented bank. The Company has expanded its physical footprint over the last few years to more adequately serve the key business centers of the St. Louis metropolitan area. Since 2005, the Company has opened or acquired six new full-service bank locations in the central corridor of St. Louis, including three new locations opened in calendar year 2007. Many of the area’s key business districts are located in this central corridor. The addition of these new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. The three banking locations opened in 2007, Richmond Heights, Clayton and downtown St. Louis, saw combined deposit growth of $20.9 million during the quarter ended December 31, 2007 and had combined total deposits of $35.9 million at December 31, 2007.

The Company’s strategic plan is dependent upon successful growth in each of its core products: commercial, residential and home equity loans and checking and money market deposit accounts. Core deposits, which consist of checking, money market and passbook savings accounts, have been a key component of the Company’s growth and their growth is the primary focus of the Company’s strategic plan. Primarily as the result of increased commercial relationships, successful marketing efforts and new branch locations, core deposits increased 17.1%, or $54.4 million, to $372.1 million at December 31, 2007 from $317.7 million at September 30, 2007. This growth included a $31.5 million increase in checking account balances to $146.3 million and a $22.4 million increase in money market deposit accounts to $196.4 million at December 31, 2007. Total deposits increased $33.5 million during the three-month period to $869.0 million. Certificates of deposit decreased $20.9 million to $496.9 million at December 31, 2007, primarily as the result of a $17.1 million decrease in brokered certificates of deposit to $173.3 million. Because of the national competition for brokered time deposits, the Company often has the ability to borrow funds from the Federal Home Loan Bank of Des Moines at interest rates lower than those available in the brokered deposit market. Management actively chooses between these two funding sources depending on this price differential and the Company’s overall borrowing capacity at the Federal Home Loan Bank.

Total assets increased $119.4 million to $1.25 billion at December 31, 2007 from $1.13 billion at September 30, 2007. The growth in total assets was primarily due to $75.8 million of growth in loans receivable and $29.0 million in loans held for sale during the three months ended December 31, 2007. The growth in loans receivable stemmed primarily from growth in the commercial portfolio, as mortgage loans secured by commercial real estate increased $30.4 million to $230.7 million, total real estate construction and development loans increased $7.2 million to $106.1 million, and commercial and industrial loans increased $32.4 million to $110.0 million at December 31, 2007, respectively. These increases were the result of the Company’s continued focus on growing these loan products.

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

	Three Months Ended
	December 31, 2007			December 31, 2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$769,685	$13,967	7.29%	$604,121	$10,864	7.19%
Consumer	4,359	56	5.09%	3,901	64	6.58%
Home equity	220,379	4,192	7.61%	206,395	4,259	8.25%

Total loans receivable	994,423	18,215	7.33%	814,417	15,187	7.46%
Loans available for sale	51,511	727	5.64%	51,249	763	5.96%
Debt and equity securities	21,353	219	4.09%	19,216	222	4.61%
FHLB stock	10,992	131	4.76%	9,177	98	4.29%
Mortgage-backed securities	2,980	35	4.75%	3,553	42	4.76%
Other	3,988	43	4.40%	4,904	63	5.12%

Total interest-earning assets	1,085,247	19,370	7.14%	902,516	16,375	7.26%

Non-interest-earning assets	76,327			70,763

Total assets	$1,161,574			$973,279

Interest-bearing liabilities:
Demand deposit	$62,130	$251	1.62%	$54,517	$232	1.70%
Savings	28,783	26	0.37%	31,281	29	0.37%
Money market	182,037	1,804	3.96%	148,837	1,572	4.23%
Time deposits	489,498	6,121	5.00%	398,489	4,903	4.92%

Total interest-bearing deposits	762,448	8,202	4.30%	633,124	6,736	4.26%

FHLB advances	210,992	2,525	4.79%	176,220	2,291	5.20%
Note payable	2,991	48	6.42%	3,317	59	7.08%
Subordinated debentures	19,589	394	8.04%	19,589	383	7.81%

Total interest-bearing liabilities	996,020	11,169	4.49%	832,250	9,469	4.55%

Non-interest bearing liabilities:
Non-interest bearing deposits	59,688			43,982
Other non-interest bearing liabilities	21,018			18,034

Total non-interest-bearing liabilities	80,706			62,016

Stockholders’ equity	84,848			79,013

Total liabilities and stockholders’ equity	$1,161,574			$973,279

Net interest income		$8,201			$6,906

Interest rate spread (2)			2.65%			2.71%
Net interest margin (3)			3.02%			3.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.96%			108.44%

(1)	Includes non-accrual loans with an average balance of $6.6 million and $889,000 for the three months ended December 31, 2007 and 2006, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

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

	Three Months Ended December 31, 2007 vs 2006
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$3,383	$(280)	$3,103
Consumer	37	(45)	(8)
Home Equity	1,201	(1,268)	(67)

Total loans receivable	4,621	(1,593)	3,028
Loans available for sale	26	(62)	(36)
Debt securities	98	(101)	(3)
FHLB stock	22	11	33
Mortgage-backed securities	(7)	—	(7)
Other	(12)	(8)	(20)

Net change in income on interest earning assets	4,748	(1,753)	2,995

Interest-bearing liabilities:
Demand deposits	80	(61)	19
Savings	(3)	—	(3)
Money market	805	(573)	232
Time deposits	1,137	81	1,218

Total interest-bearing deposits	2,019	(553)	1,466

FHLB advances	1,200	(966)	234
Note payable	(6)	(5)	(11)
Subordinated debentures	—	11	11

Net change in expense on interest bearing liabilities	3,213	(1,513)	1,700

Change in net interest income	$1,535	$(240)	$1,295

RESULTS OF OPERATIONS

Net income for the quarter ended December 31, 2007 was $2.7 million, or $0.27 per diluted share on 10.2 million average diluted shares outstanding, compared with earnings of $2.5 million, or $0.24 per diluted share on 10.3 million average diluted shares outstanding, during the same quarter last year.

Net Interest Income

Net interest income rose 18.8%, or $1.3 million, to $8.2 million for the quarter ended December 31, 2007 compared with $6.9 million for the same period last year. The increase was fueled by strong growth in the average balances of loans receivable and loans held for sale, which collectively increased to $1.05 billion during the quarter ended December 31, 2007 compared with $865.7 million during the quarter ended December 31, 2006, partially offset by a decline in the net interest margin. The net interest margin declined to 3.02% during the quarter ended December 31, 2007 quarter from 3.06% for the quarter ended December 31, 2006. The decline in the net interest margin was due primarily to strong competition for loan originations, which created pressure on loan yields, combined with an increase in wholesale funding sources, which are typically more costly than retail deposits.

Total interest income increased $3.0 million to $19.4 million for the quarter ended December 31, 2007 compared with $16.4 million for the comparable 2006 quarter. The increase was primarily due to an increase in the average balance of loans receivable, which increased $180.0 million to $994.4 million for the 2007 quarter, partially offset by a decrease in the average yield on loans to 7.33% during the quarter ended December 31, 2007 from 7.46% during the quarter ended December 31, 2006 due to lower market interest rates.

Total interest expense increased $1.7 million to $11.2 million for quarter ended December 31, 2007 compared with $9.5 million for the December 2006 quarter due to an increase in the average balance of interest-bearing liabilities partially offset by a decline in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased from 4.55% for the 2006 quarter to 4.49% for the 2007 quarter. The decrease was primarily the result of a decrease in the average cost of advances from the Federal Home Loan Bank (“FHLB”) and money market deposit accounts as market interest rates decreased in response to the Federal Reserve’s decrease in its target federal funds rate.

Interest expense on deposits increased $1.5 million to $8.2 million for the quarter ended December 31, 2007 compared with $6.7 million for the quarter ended December 31, 2006. The average balance of interest-bearing deposits increased $129.3 million during the 2007 quarter to $762.4 million at December 31, 2007. The average cost of interest-bearing deposits increased to 4.30% during the 2007 quarter from 4.26% during the 2006 quarter primarily as the result of higher average balances of brokered time deposits used to fund loan growth, which are more expensive than retail deposits.

Interest expense on advances from the FHLB increased $234,000 to $2.5 million for the quarter ended December 31, 2007 as the result of a $34.8 million increase in the average balance partially offset by a decline in the average cost from 5.20% in the December 2007 quarter to 4.79% in the 2006 quarter. The Company typically relies on wholesale funds for incremental liquidity due to the Bank’s relatively high loan to deposit ratio.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2007 was $1.0 million compared with $682,000 for the same period a year ago. The provision for loan losses in the current-year quarter related primarily to substantial growth in performing commercial loans, which carry a higher level of inherent risk than residential loans, and also to charge-offs and an increase in the level of non-performing loans. The ratio of nonperforming assets to total assets increased from 1.20% at September 30, 2007 to 1.29% at December 31, 2007. Non-performing assets totaled $16.1 million at December 31, 2007 compared with $13.6 million at September 30, 2007. The balance of nonperforming loans increased $2.0 million to $12.4 million at December 31, 2007 from $10.5 million at September 30, 2007. See Non-Performing Assets.

Non-Interest Income

Total non-interest income increased $481,000 to $3.1 million for the three months ended December 31, 2007 compared with $2.7 million for the same period in the prior year primarily as the result of increases in mortgage revenues and retail banking fees.

Mortgage revenues increased 24.3% to $1.3 million during the quarter ended December 31, 2007 on loan sales of $285.0 million, compared with mortgage revenues of $1.1 million during the quarter ended December 31, 2006 on loan sales of $285.4 million. The Company realized higher gross revenue margins during the December 2007 quarter due to reduced market competition. Also contributing to the increase in mortgage revenues were lower overhead costs within the mortgage division, primarily lower compensation costs resulting from reduced staffing levels.

Retail banking fees increased 31.5% to $1.0 million during the quarter ended December 31, 2007 from $782,000 during the same 2006 quarter, primarily as the result of the increase in core deposits and a change in the Company’s policy on account overdraft fees.

Investment brokerage revenues totaled $215,000 and $242,000 for the three months ended December 31, 2007 and 2006, respectively. The investment division’s operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates.

Gain on sale of securities totaled $54,000 for the three months ending December 31, 2007 and resulted from the sale of $5.2 million of debt securities classified as available for sale compared with $144,000 for the three months ended December 31, 2006 on sales of $773,000 of available-for-sale equity securities.

Non-Interest Expense

Total non-interest expense increased 26.7% to $6.4 million for the quarter ended December 31, 2007 compared with $5.1 million for the same period a year ago. The increase was primarily due to increases in salaries and employee benefits expense, occupancy, equipment, and data processing expense and FDIC deposit insurance premium expense, partially offset by a decrease in data processing termination expense.

Salaries and employee benefits expense increased $589,000 to $3.0 million for the quarter ended December 31, 2007 compared with $2.4 million for the quarter ended December 31, 2006. The increases resulted from the additional employees at the new Richmond Heights, Clayton and downtown St. Louis bank locations and staff expansion necessary to support increased commercial loan activity.

Occupancy, equipment and data processing expense increased $346,000 to $1.6 million during the three-month period ended December 31, 2007 compared with $1.3 million for the three-month period ended December 31, 2006. The increase was primarily due to the three new bank locations opened in calendar year 2007, two additional lending offices opened in Illinois and increased data processing costs related to increased loan and deposit activity.

Advertising expense increased $93,000 to $340,000 for the quarter ended December 31, 2007 compared with $247,000 for the quarter ended December 31, 2006. The growth in advertising expense is consistent with the Company’s objective to grow core deposits through an increased commercial banking presence and a consistent marketing message.

FDIC deposit insurance premium expense increased $213,000 to $233,000 for the quarter ended December 31, 2007 compared with the same 2006 quarter following the final utilization of the one-time assessment credit provided to eligible insured depository institutions under the Federal Deposit Insurance Reform Act of 2005. Management expects future quarterly FDIC insurance premium expense to be approximately $150,000.

Gain on derivative instruments was $122,000 for the quarter ended December 31, 2007 compared with $172,000 for the quarter ended December 31, 2006. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates.

The Company uses long-haul, fair-value, hedge accounting. Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a credit to earnings during the period in which the change occurred.

Data processing termination expense totaled $220,000 for the three months ended December 31, 2006 due to the write off of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. There was no such expense in the current fiscal year.

Real estate foreclosure losses and expense, net increased $82,000 to $229,000 for the quarter ended December 31, 2007 compared with $147,000 for the quarter ended December 31, 2006. The increase was due to the increase in real estate acquired in settlement of loans. See Non-Performing Assets.

Income Taxes

The provision for income taxes was $1.1 million for the three months ended December 31, 2007 compared with $1.3 million for the three months ended December 31, 2006. The effective tax rates for the three-month periods ended December 31, 2007 and 2006 were 29.4% and 34.6%, respectively. The lower effective tax rate in 2007 was primarily the result of a $150,000 benefit in the December 2007 quarter related to a change in the estimated amount of the Company’s tax liability.

NON-PERFORMING ASSETS

Non-performing assets at December 31, 2007 and September 30, 2007 are summarized as follows:

	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$1,846	$2,082
Commercial	3,786	3,708
Real estate construction and development	221	—
Home equity	669	554
Other	289	105

Total non-accrual loans	6,811	6,449

Accruing loans past due 90 days or more:
Residential real estate	3,116	2,564
Commercial	383	44
Real estate construction and development	227	—
Home equity	1,106	1,064
Other	207	150

Total accruing loans past due 90 days or more	5,039	3,822

Restructured loans	587	209

Total non-performing loans	12,437	10,480
Real estate acquired in settlement of loans	3,645	3,090
Other nonperforming assets	44	43

Total non-performing assets	$16,126	$13,613

Ratio of non-performing loans to total loans	1.11%	1.03%
Ratio of non-performing assets to totals assets	1.29%	1.20%

Total non-performing assets increased from $13.6 million at September 30, 2007 to $16.1 million at December 31, 2007. Non-accrual loans increased from $6.4 million to $6.8 million during the three-month period ended December 31, 2007. Non-accrual residential real estate loans at December 31, 2007 consisted of 23 individual loans totaling $1.8 million. Non-accrual commercial loans at December 31, 2007 consisted of eight loans secured by commercial real estate totaling $3.8 million at December 31, 2007, including a loan totaling $2.5 million secured by an office building in St. Louis County, Missouri. The property securing the loan was acquired through foreclosure in January 2008. Management is optimistic it will work out of this non-performing asset in the near future and believes the loan was adequately collateralized at December 31, 2007.

Accruing loans greater than 90 days past due increased from $3.8 million at September 30, 2007 to $5.0 million at December 31, 2007, primarily as the result of a $552,000 increase in loans secured by residential real estate and a $339,000 increase in loans secured by commercial and multi-family real estate. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Real estate acquired in settlement of loans increased to $3.6 million at December 31, 2007 compared with $3.1 million at September 30, 2007. The balance at December 31, 2007 consisted of 25 residential real estate properties.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended December 31,
	2007	2006
	(Dollars In Thousands)
Allowance for loan losses, beginning of period	$10,421	$7,817
Provision charged to expense	1,032	682
Loans charged-off	(410)	(159)
Recoveries of loans previously charged-off	108	10

Allowance for loan losses, end of period	$11,151	$8,350

	December 31, 2007	September 30, 2007
Specific loan loss reserves related to non-performing loans	$1,124	$493
Balance of non-performing loans with no specific loan loss reserves	$8,494	$9,633
Ratio of allowance to total loans outstanding	0.99%	1.02%
Ratio of allowance to nonperforming loans	89.66%	99.44%

Net charge-offs for the three months ended December 31, 2007 totaled $302,000, or 0.12% of average loans on an annualized basis, compared with $149,000, or 0.07% of average loans on an annualized basis, for the same period a year ago. Net charge-offs in 2007 included $235,000 in charge-offs on single-family residential mortgage loans, $21,000 in charge-offs on home equity loans and $46,000 in charge-offs on consumer and other loans. Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties and, as the result, while charge-offs in the 2007 period increased, the Company’s five-year average annual historical charge-off experience has been low, totaling only $565,000, or 0.06% of average loans. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the December 2007 quarter.

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

FINANCIAL CONDITION

Equity securities available for sale increased $6.7 million to $10.7 million at December 31, 2007 from $4.0 million at September 30, 2007 largely resulting from the purchase of $6.4 million of Freddie Mac and Fannie Mae preferred stock during the current-year quarter.

Debt securities held to maturity increased $4.0 million to $10.0 million at December 31, 2007 from $6.0 million at September 30, 2007. These securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased $4.2 million to $12.5 million at December 31, 2007 from $8.3 million at September 30, 2007. The increase was due to the increase in the balance of advances from the FHLB, as the Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines increased $93.9 million to $252.3 million at December 31, 2007 from $158.4 million at September 30, 2007. The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB and brokered certificates of deposit acquired on a national level. Management actively chooses between these two wholesale funding sources depending on their price differential.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank. The balance decreased $2.0 million to $992,000 at December 31, 2007 compared with $3.0 million at September 30, 2007 as the result of the remittance of real estate tax payments to the various taxing authorities prior to December 31, 2007.

Accrued interest payable decreased $1.1 million to $1.4 million at December 31, 2007 compared with $2.5 million at September 30, 2007 due to semi-annual interest payments on certain deposits on December 31, 2007.

Due to other banks decreased $5.9 million to $11.6 million at December 31, 2007 compared with $17.5 million at September 30, 2007. Due to other banks represents checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at December 31, 2007 was $83.6 million, an increase of $2.8 million from $80.8 million at September 30, 2007. The increase was primarily attributable to net income totaling $2.7 million, partially offset by dividend payments of $902,000 and the repurchase of 32,917 shares of the Company’s common stock at a total cost of $394,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Bank had outstanding commitments to originate loans totaling $125.0 million and commitments to sell loans totaling $140.0 million. At December 31, 2007, certificates of deposit totaling $374.6 million were scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater loan-to-value ratio as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At December 31, 2007, the Bank had approximately $46.3 million in additional borrowing authority under the arrangement with the FHLB in addition to the $252.3 million in advances outstanding at that date. The Bank also had approximately $152.3 million of additional available borrowing capacity under a line of credit with the Federal Reserve Bank. At December 31, 2007, there were no outstanding borrowings under this arrangement. The Bank had approximately $203.1 million of commercial loans pledged as collateral under this agreement. In addition, the Company maintains a $20.0 million line of credit with a correspondent bank. There were no outstanding borrowings under this arrangement at December 31, 2007. The Company also had a $2.9 million term note outstanding at December 31, 2007 with the same correspondent bank. The note is due May 20, 2010.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 83% of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the three months ended December 31, 2007, the origination of loans held for sale used $313.0 million of cash and the sales of such loans provided cash totaling $285.0 million.

The primary use of cash from investing activities is the investment in loans receivable originated for the portfolio. During the three months ended December 31, 2007, the Company had a net increase in loans receivable of $78.9 million compared with an increase of $50.3 million for the three months ended December 31, 2006. In addition, the Company purchased $24.0 million in debt securities and $6.5 million in equity securities, net of $15.0 million in maturities of debt securities and sales of $5.2 million in debt securities during the three months ended December 31, 2007 compared with purchases of $13.9 million in debt securities and $24,000 in equity securities, net of $11.0 million in maturities of debt securities and $773,000 in sales of equity securities during the same period last year.

The Company’s primary sources of funds from financing activities during the three months ended December 31, 2007 was a $33.5 million increase in deposits compared with a $44.3 million increase for the three months ended December 31, 2006 and an increase in advances from the Federal Home Loan Bank of $93.9 million compared with a $30.7 million increase during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2007:

	December 31, 2007
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
	(In thousands)
Three months or less	$204,421	$206,300	$—	$11,610	$—
Over three months through six months	95,507	—	—	—	—
Over six months through twelve months	74,623	9,900	—	—	—
Over twelve months	122,315	36,100	2,895	—	19,589

Total	$496,866	$252,300	$2,895	$11,610	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at December 31, 2007 are as follows:

Less than one year	$516,868
Over 1 year but less than 5 years	1,348,141
Over 5 years	1,660,313

Total	$3,525,322

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2007 and September 30, 2007.

			Regulatory Capital Requirements
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Tangible capital (to total assets)	$99,006	7.95%	$18,674	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	109,033	10.18%	85,662	8.00%	$107,078	10.00%
Tier I risk-based capital (to risk- weighted assets)	99,006	9.25%	53,539	5.00%	64,247	6.00%
Tier I leverage capital (to average assets)	99,006	7.95%	49,797	4.00%	62,246	5.00%

As of September 30, 2007
Tangible capital (to total assets)	$98,974	8.79%	$16,892	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	108,751	11.18%	77,790	8.00%	$97,237	10.00%
Tier I risk-based capital (to risk- weighted assets)	98,974	11.18%	48,618	5.00%	58,342	6.00%
Tier I leverage capital (to average assets)	98,974	8.79%	45,045	4.00%	56,307	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2007 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

For the quarter ended December 31, 2007, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At December 31, 2007, the Company had issued $125.0 million of unexpired interest rate lock commitments to loan customers compared with $144.7 million of unexpired commitments at September 30, 2007.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward sales of mortgage-backed securities, which is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $15.0 million in notional value at September 30, 2007. These hedges were matched against $15.3 million of interest rate lock commitments at September 30, 2007 that were to be sold through the mandatory delivery of loan pool sales. The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was a credit balance totaling $125,000 at September 30, 2007. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was a credit balance totaling $25,000 at September 30, 2007. There were no such forward commitments outstanding at December 31, 2007.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At December 31, 2007, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $70.0 million and $80.0 million at December 31, 2007 and September 30, 2007, respectively. At December 31, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $279,000. At September 30, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $864,000. Net gains of $122,000 were recognized on fair value hedges during the three months ended December 31, 2007, compared with net gains of $172,000 during the three months ended December 31, 2006, respectively.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of December 31, 2007 and September 30, 2007 were as follows:

		December 31, 2007				September 30, 2007
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability
October 20, 2008	$10,000,000	4.70%	4.30%	$(19,343)	$10,000,000	5.50%	4.30%	$(55,664)
November 19, 2009	—	—	—	—	10,000,000	5.52%	3.50%	(26,557)
November 23, 2009	10,000,000	4.74%	3.75%	(32,134)	10,000,000	5.46%	3.75%	(72,534)
November 26, 2010	10,000,000	4.77%	4.13%	(73,043)	10,000,000	5.49%	4.13%	(205,111)
November 26, 2010	5,000,000	4.76%	4.13%	(35,975)	5,000,000	5.48%	4.13%	(101,518)
November 26, 2010	5,000,000	4.75%	4.13%	(35,436)	5,000,000	5.47%	4.13%	(100,482)
January 24, 2010	10,000,000	4.73%	3.70%	(7,863)	10,000,000	5.44%	3.70%	(43,702)
January 28, 2011	10,000,000	4.76%	4.30%	(57,884)	10,000,000	5.47%	4.30%	(178,348)
February 25, 2011	5,000,000	4.75%	4.80%	(10,761)	5,000,000	5.47%	4.80%	(48,365)
September 14, 2012	5,000,000	4.61%	4.25%	(6,700)	5,000,000	5.58%	4.25%	(31,931)

Total	$70,000,000			$(279,139)	$80,000,000			$(864,212)

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the three months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,
	2007	2006
Interest paid (variable rate):
Total amount (000s)	$963.0	$1,073.3
Average interest rate	5.50%	5.37%

Interest received (fixed rate):
Total amount (000s)	$898.4	$985.3
Average interest rate	5.13%	4.93%

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

During the quarter ended December 31, 2007, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of December 31, 2007, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 was effective for the Company beginning October 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial condition or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement was effective for the Company and for all financial instruments acquired, issued or subject to a re-measurement event occurring on or after October 1, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 156”), which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-

downs. SFAS No. 156 was effective for the Company beginning October 1, 2006. The Company elected to use the amortization method for subsequent measurement of separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial condition or results of operations.

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

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 was effective for the Company beginning October 1, 2007. The adoption of SFAS No. 158 did not have a material effect on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157. Management has evaluated the requirements of SFAS No. 159 and believes it will not have a material effect on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“Interpretation No. 48”), which clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective for the Company beginning October 1, 2007. The adoption of Interpretation No. 48 did not have a material effect on the Company’s financial condition or results of operations.

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

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption was permitted as of January 1, 2007. Management has evaluated the requirements of the Issue and believes it will not have a material effect on the Company’s financial condition or results of operations.

In November 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB No. 109”). SAB No. 109 provides revised guidance on the valuation of written loan commitments accounted for at fair value through earnings. Former guidance under SAB No. 105, “Application of Accounting Principles to Loan Commitments,” indicated that the expected net future cash flows related to the associated servicing of the loan should not be incorporated into the measurement of the fair value of a derivative loan commitment. The new guidance under SAB No. 109 requires these cash flows to be included in the fair value measurement. The SAB requires this view to be applied on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008. The Company’s application of SAB No. 109 in 2008 did not have a material effect on its consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings:

The Company is involved in various legal proceedings in the ordinary course of business. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Neither the Bank nor the Company is a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 1A.	Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 through October 31, 2007	7,917	$12.99	7,917	428,047
November 1, 2007 through November 30, 2007	25,000	$11.65	25,000	403,047
December 1, 2007 through December 31, 2007	—	—	—	403,047
Total	32,917	$11.97	32,917

(1)	In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
***	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.
****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: February 7, 2008	/s/ William A. Donius
William A. Donius
Chief Executive Officer

Date: February 7, 2008	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer