Form 10-Q
period 2008-03-31
PULASKI FINANCIAL CORP
filed 2008-05-12
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Check one):	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, par value $.01 per share	10,150,612 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2008

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

	March 31, 2008	September 30, 2007
ASSETS
Cash and amounts due from depository institutions	$21,072,521	$20,438,008
Federal funds sold and overnight deposits	1,602,455	3,236,735

Total cash and cash equivalents	22,674,976	23,674,743
Equity securities available for sale, at fair value	12,654,465	3,964,629
Debt securities available for sale, at fair value	—	7,043,172
Debt securities held to maturity, at amortized cost (fair value, $16,065,253 and $5,979,231 at March 31, 2008 and September 30, 2007, respectively)	16,065,439	5,979,878
Mortgage-backed and related securities held to maturity, at amortized cost (fair value,
$386,079 and $399,629 at March 31, 2008 and September 30, 2007, respectively)	347,579	371,480
Mortgage-backed securities available for sale, at fair value	2,530,008	2,655,202
Capital stock of Federal Home Loan Bank, at cost	13,519,300	8,305,500
Loans receivable held for sale, at lower of cost or market	80,300,529	58,536,280
Loans receivable, net of allowance for loan losses of $11,115,858 and $10,421,304 at
March 31, 2008 and September 30, 2007, respectively	1,035,457,172	949,826,147
Real estate acquired in settlement of loans, net of allowance for losses of $132,000 and $74,035 at March 31, 2008 and September 30, 2007, respectively	6,620,220	3,089,656
Premises and equipment, net	20,129,949	20,389,445
Bank-owned life insurance	26,997,468	25,059,509
Accrued interest receivable	5,978,836	6,605,153
Goodwill	3,938,524	3,938,524
Core deposit intangible	428,737	500,668
Deferred tax asset	5,230,795	5,050,795
Other assets	6,833,646	6,474,126

Total assets	$1,259,707,643	$1,131,464,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$855,761,605	$835,488,696
Advances from Federal Home Loan Bank of Des Moines	265,000,000	158,400,000
Note payable	5,810,000	2,980,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,545,316	2,957,793
Accrued interest payable	1,551,720	2,530,722
Due to other banks	17,384,575	17,484,741
Other liabilities	7,917,940	11,229,464

Total liabilities	1,174,560,156	1,050,660,416

Stockholders' Equity:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at March 31, 2008 and September 30, 2007	130,687	130,687
Treasury stock - at cost; 2,974,878 and 3,133,228 shares at March 31, 2008 and September 30, 2007, respectively	(16,741,368)	(17,040,449)
Treasury stock - equity trust - at cost; 237,212 and 230,225 shares at March 31, 2008 and September 30, 2007, respectively	(2,995,181)	(3,030,198)
Additional paid-in capital	51,326,230	50,560,264
Accumulated other comprehensive loss	(294,099)	(66,283)
Retained earnings	53,721,218	50,250,470

Total stockholders’ equity	85,147,487	80,804,491

Total liabilities and stockholders’ equity	$1,259,707,643	$1,131,464,907

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Interest and Dividend Income:
Loans receivable	$18,401,922	$16,539,482	$37,343,577	$32,489,702
Debt and equity securities	391,280	248,656	609,832	470,193
Mortgage-backed securities	33,567	40,536	68,984	82,854
Capital stock of the Federal Home Loan Bank of Des Moines	138,429	87,241	269,130	185,584
Other	23,645	45,045	67,467	107,863

Total interest and dividend income	18,988,843	16,960,960	38,358,990	33,336,196

Interest Expense:
Deposits	7,666,839	7,583,237	15,868,576	14,319,435
Advances from Federal Home Loan Bank of Des Moines	2,062,933	1,967,703	4,588,300	4,258,957
Subordinated debentures	341,042	373,007	734,602	755,614
Note payable	54,207	57,191	102,197	115,904

Total interest expense	10,125,021	9,981,138	21,293,675	19,449,910

Net interest income	8,863,822	6,979,822	17,065,315	13,886,286
Provision for loan losses	1,728,140	573,482	2,760,691	1,255,035

Net interest income after provision for loan losses	7,135,682	6,406,340	14,304,624	12,631,251

Non-Interest Income:
Retail banking fees	932,155	754,965	1,960,653	1,537,196
Mortgage revenues	2,126,439	1,419,272	3,457,304	2,490,256
Investment brokerage revenues	355,659	133,202	570,669	375,656
Gain on the sales of securities	262,768	—	316,693	143,720
Bank-owned life insurance income	172,569	253,468	437,959	511,065
Other	253,905	319,158	501,471	482,382

Total non-interest income	4,103,495	2,880,065	7,244,749	5,540,275

Non-Interest Expense:
Salaries and employee benefits	3,199,356	3,018,458	6,219,913	5,450,053
Occupancy, equipment and data processing expense	1,856,210	1,431,241	3,453,134	2,681,911
Advertising	294,262	371,617	634,429	618,883
Professional services	424,586	399,038	707,802	660,962
FDIC deposit insurance premium expense	157,540	20,457	390,291	40,058
Loss (gain) on derivative instruments	57,925	(141,355)	(64,322)	(313,670)
Data processing termination expense	—	—	—	219,534
Real estate foreclosure losses and expense, net	154,881	173,563	383,441	320,592
Other	1,032,394	789,333	1,895,210	1,468,695

Total non-interest expense	7,177,154	6,062,352	13,619,898	11,147,018

Income before income taxes	4,062,023	3,224,053	7,929,475	7,024,508
Income tax expense	1,513,742	1,019,761	2,649,042	2,333,771

Net income	$2,548,281	$2,204,292	$5,280,433	$4,690,737

Other comprehensive loss	(294,099)	(42,986)	(227,816)	(30,053)

Comprehensive income	$2,254,182	$2,161,306	$5,052,617	$4,660,684

Per Share Amounts:
Basic earnings per share	$0.26	$0.22	$0.54	$0.48
Weighted average common shares outstanding - basic	9,854,302	9,829,899	9,817,014	9,826,841
Diluted earnings per share	$0.25	$0.21	$0.52	$0.46
Weighted average common shares outstanding - diluted	10,209,176	10,265,321	10,197,921	10,267,214

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2007	$130,687	$(20,070,647)	$50,560,264	$(66,283)	$50,250,470	$80,804,491

Comprehensive income:
Net income	—	—	—	—	5,280,433	5,280,433
Change in unrealized loss on investment securities, net of tax	—	—	—	(31,466)	—	(31,466)
Realized gain on sales of investment securities included in net income, net of tax	—	—	—	(196,350)	—	(196,350)

Comprehensive income	—	—	—	(227,816)	5,280,433	5,052,617

Dividends ($0.09 per share)	—	—	—	—	(1,809,685)	(1,809,685)
Stock options exercised (158,906)		648,495	152,427	—	—	800,922
Stock option and award expense	—	—	231,835	—	—	231,835
Stock issued under dividend reinvestment plan (31,817 shares)	—	129,845	207,504	—	—	337,349
Stock repurchased (46,184 shares)	—	(535,622)	—	—	—	(535,622)
Treasury stock issued (13,811 shares)	—	56,363	135,472	—	—	191,835
Purchase of equity trust shares	—	(110,000)	—	—	—	(110,000)
Release of equity trust shares (10,013 shares)	—	145,017	(145,017)	—	—	—
Forfeiture of equity trust shares (60,878 shares)	—	—	(364,103)	—	—	(364,103)
Amortization of equity trust expense	—	—	487,045	—	—	487,045
Excess tax benefit from stock-based compensation	—	—	60,803	—	—	60,803

Balance, March 31, 2008	$130,687	$(19,736,549)	$51,326,230	$(294,099)	$53,721,218	$85,147,487

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$5,280,433	$4,690,737

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	853,576	733,047
Net deferred loan costs	1,423,525	1,554,734
Net amortization of debt and equity securities premiums and discounts	(228,966)	(316,746)
Broker fees financed under interest-rate swap agreements	345,874	98,466
Equity trust expense, net	122,942	375,125
Stock option and award expense	231,835	152,360
Provision for loan losses	2,760,691	1,255,035
Provision for losses on real estate acquired in settlement of loans	152,000	84,535
Losses on sales of real estate acquired in settlement of loans	81,044	120,411
Originations of loans held for sale	(708,060,249)	(608,279,674)
Proceeds from sales of loans held for sale	689,163,917	594,002,715
Gain on sales of loans held for sale	(2,867,917)	(1,909,715)
Gain on sales of equity securities available for sale	—	(143,720)
Gain on sales of debt securities available for sale	(316,693)	—
Gain on sale of investment in joint venture	(30,755)	—
Gain on derivative instruments	(64,322)	(313,670)
Increase in cash value of bank-owned life insurance	(437,959)	(511,065)
Increase (decrease) in accrued expenses	530,598	(426,583)
Excess tax benefit from stock-based compensation	(60,803)	(205,189)
Changes in other assets and liabilities	(4,021,256)	940,462

Net adjustments	(20,422,918)	(12,789,472)

Net cash used in operating activities	(15,142,485)	(8,098,735)

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available for sale	24,798,746	—
Proceeds from sales of equity securities available for sale	—	772,648
Proceeds from maturities of investment in time deposits	—	693,000
Proceeds from maturities of debt securities available for sale	7,000,000	—
Proceeds from maturities of debt securities held to maturity	29,000,000	21,000,000
Proceeds from redemption of FHLB stock	7,089,000	7,462,700
Purchase of bank-owned life insurance	(1,500,000)	—
Purchases of debt securities available for sale	(24,426,102)	—
Purchases of equity securities available for sale	(9,159,029)	(48,899)
Purchases of debt securities held to maturity	(38,861,190)	(26,684,644)
Purchases of FHLB stock	(12,302,800)	(6,127,800)
Principal payments received on mortgage-backed securities	239,318	338,942
Net increase in loans	(95,264,406)	(77,357,058)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,682,249	2,948,400
Proceeds from sale of investment in joint venture	49,375	—
Proceeds from disposal of equipment	8,125	637
Cash paid for equity in joint venture	(233,691)	—
Purchases of premises and equipment	(602,205)	(1,251,945)

Net cash used in investing activities	$(112,482,610)	$(78,254,019)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED

ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Cash Flows From Financing Activities:
Net increase in deposits	$19,772,369	$112,859,387
Proceeds from (repayment of) Federal Home Loan Bank advances, net	106,600,000	(12,300,000)
Proceeds from note payable	3,000,000	—
Payment on note payable	(170,000)	(170,000)
Net decrease in due to other banks	(100,166)	(3,945,666)
Net decrease in advance payments by borrowers for taxes and insurance	(1,412,477)	(1,356,858)
Treasury stock issued for purchase of equity in joint venture	191,835	—
Proceeds from cash received in dividend reinvestment plan	337,349	157,677
Purchase of equity trust shares	(110,000)	(100,000)
Excess tax benefit for stock based compensation	60,803	205,189
Treasury stock issued for stock options exercised	800,922	352,804
Dividends paid on common stock	(1,809,685)	(1,694,468)
Stock repurchases	(535,622)	(639,491)

Net cash provided by financing activities	126,625,328	93,368,574

Net (decrease) increase in cash and cash equivalents	(999,767)	7,015,820

Cash and cash equivalents at beginning of period	23,674,743	22,123,258

Cash and cash equivalents at end of period	$22,674,976	$29,139,078

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$16,815,115	$13,974,400
Interest on advances from FHLB	4,603,478	4,265,577
Interest on subordinated debentures	752,692	753,843
Interest on notes payable	101,392	115,291

Cash paid during period for interest	22,272,677	19,109,111
Income taxes, net	4,569,532	1,390,077
Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	$5,449,165	$2,651,770

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2008 and September 30, 2007 and its results of operations for the three- and six-month periods ended March 31, 2008 and 2007. The results of operations for the three- and six-month periods ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2007 contained in the Company’s 2007 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

Certain reclassifications have been made to 2007 amounts to conform to the 2008 presentation. In accordance with Statement of Financial Accounting Standards No, 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” the Company reclassified certain direct fees and costs associated with the origination and sale of loans held for sale during the three- and six-month periods ended March 31, 2007 into mortgage revenues to conform to the 2008 presentation in the Company’s consolidated statements of income and comprehensive income. The net effect of these reclassifications decreased appraisal revenues, title policy revenues and salaries and benefits expense $195,000, $187,000 and $220,000, respectively and increased mortgage revenues $162,000 during the three months ended March 31, 2007. For the six months ended March 31, 2007, the net effect of these reclassifications decreased appraisal revenues, title policy revenues and salaries and benefits expense $382,000, $359,000 and $428,000, respectively and increased mortgage revenues $314,000.

2.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	9,854,302	9,829,899	9,817,014	9,826,841
Treasury stock - equity trust	177,556	122,428	177,560	122,047
Equivalent shares - employee stock options and awards	177,318	312,994	203,347	318,326

Weighted average shares outstanding - diluted	10,209,176	10,265,321	10,197,921	10,267,214

Net income per share - basic	$0.26	$0.22	$0.54	$0.48
Net income per share - diluted	$0.25	$0.21	$0.52	$0.46

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

The following options to purchase shares during the three- and six-month periods ended March 31, 2008 and 2007 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods from 2014 thru 2018, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Number of option shares	385,503	126,392	362,471	125,639
Equivalent anti-dilutive shares	160,370	31,337	142,940	32,380

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards issued during the six months ended March 31, 2008 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of two to five years. The exercise period for stock options generally may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). On December 19, 2007, the Company granted 20,300 stock option awards to non-employee directors with exercise prices equal to market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant. The Company recorded compensation expense during the quarter ended December 31, 2007 totaling $48,000 in connection with these awards.

A summary of the Company’s stock option program as of March 31, 2008 and changes during the six-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (years)
Outstanding at October 1, 2007	780,008	$8.51
Granted	167,050	10.72
Exercised	(158,906)	5.04
Expired	(3,100)	12.38
Forfeited	(43,463)	14.30

Outstanding at March 31, 2008	741,589	$9.40	$2.1	5.6

Exercisable at March 31, 2008	476,836	$7.60	$2.0	3.8

The total intrinsic value of stock options exercised during the six months ended March 31, 2008 and 2007 was $2.0 million and $537,000, respectively. The weighted average grant-date fair value of options granted during the six months ended March 31, 2008 was $2.78. As of March 31, 2008, the total unrecognized compensation expense related to non-vested stock options and awards was $918,000 and the related weighted average period over which it is expected to be recognized is 3.2 years.

The fair value of stock options granted during the six-month periods ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended March 31,
	2008	2007
Risk free interest rate	4.22%	4.56%
Expected volatility	27.83%	27.50%
Expected life in years	5.5	5.7
Dividend yield	2.62%	2.13%
Expected forfeiture rate	1.28%	1.24%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. Currently, none of the Company’s executive officers participate in the plan. The plan allows the recipients to defer a percentage of commissions earned, which is partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to the purchase of Company shares in the open market. Should the participants voluntarily leave the Company, they forgo any unvested accrued benefits. At March 31, 2008, there were 237,212 total shares in the plan totaling $3.0 million classified as treasury stock – equity trust in the Company’s consolidated financial statements, of which 169,611 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Since the majority of the Company’s loans originated are sold on a servicing-released basis, most of the deferred expense is recorded as a reduction of the mortgage revenue realized upon sale. Excess tax benefits associated with all share based payments totaled approximately $61,000 for the six months ended March 31, 2008.

4.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on October 1, 2007. At October 1, 2007, the Company had $120,000 of unrecognized tax benefits, $108,000 of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of March 31, 2008, the Company had approximately $12,000 accrued for the payment of interest and penalties. The tax years ended September 30, 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Pursuant to recent Securities Exchange Commission guidance, the Company did not provide the tabular reconciliation disclosures required by FIN 48. The Company will provide all required FIN 48 disclosures in its 2008 Annual Report on Form 10-K.

5.	LOANS RECEIVABLE

Loans receivable at March 31, 2008 and September 30, 2007 are summarized as follows:

	March 31, 2008	September 30, 2007
Real estate mortgage:
One- to four-family residential	$323,942,024	$332,205,536
Multi-family residential	33,666,205	30,219,199
Commercial real estate	242,225,886	200,205,837

Real estate construction and development:
Residential	46,825,519	45,427,668
Multi-family	13,869,729	13,899,603
Commercial	47,694,773	39,594,005

Commercial and industrial	111,473,937	77,641,815
Equity lines	222,844,299	219,539,073
Consumer and installment	7,313,672	6,918,612

	1,049,856,044	965,651,348
Add (less):
Deferred loan costs	5,144,835	5,162,991
Loans in process	(8,427,849)	(10,566,888)
Allowance for loan losses	(11,115,858)	(10,421,304)

Total	$1,035,457,172	$949,826,147

Weighted average interest rate at end of period	6.38%	7.44%

6.	DEPOSITS

Deposits at March 31, 2008 and September 30, 2007 are summarized as follows:

	March 31, 2008		September 30, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$63,961,729	—	$57,004,801	—
Interest-bearing checking	93,263,604	1.38%	57,815,627	1.79%
Passbook savings accounts	28,342,840	0.28%	28,908,862	0.29%
Money market	198,609,276	2.33%	173,949,915	4.05%

Total transaction accounts	384,177,449	1.56%	317,679,205	2.57%

Certificates of deposit:
Less than $100,000	222,462,385	4.07%	239,400,859	5.45%
$100,000 and greater	249,121,771	4.28%	278,408,632	4.73%

Total certificates of deposit	471,584,156	4.18%	517,809,491	5.06%

Total deposits	$855,761,605	3.01%	$835,488,696	4.11%

7.	SUBSEQUENT EVENT

On April 12, 2008, William A. Donius, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, resigned, effective as of April 30, 2008. Also on April 12, 2008, Gary W. Douglass was appointed to serve as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank, effective May 1, 2008. In connection with Mr. Donius’ resignation, the Company and Mr. Donius entered into a Separation and Release Agreement, pursuant to which Mr. Donius’ employment agreements with the Company and the Bank were each terminated. Under the Separation and Release Agreement, Mr. Donius will receive a lump sum cash payment of $1,450,000 and the continuation of health, life and disability insurance for a period of 36 months. The agreement further provides that Mr. Donius will be appointed as Chairman of the Board of the Bank through April 30, 2009 and be a consultant to the Company for a period of 36 months, for which he will receive $100,000 for each 12-month period of service. The agreement provides Mr. Donius with the ability to exercise his vested stock options through the period ending ninety days after the end of his consultancy period. The agreement also provides that Mr. Donius and his affiliates and associates will not take certain actions in opposition of management or seek a business combination, exchange offer, tender offer, merger or other corporate transaction for the Company for a 36-month period.

In connection with Mr. Douglass’ appointment, the Company and the Bank entered into an employment agreement with Mr. Douglass, effective as of May 1, 2008. The agreement provides for an initial term of three years. However, beginning on the first anniversary of the effective date of the agreement, the term of the agreement shall be extended by one day each day so that the remaining term shall be two years unless Mr. Douglass or the Board of Directors elects not to extend the term. The initial annual base salary under the employment agreement is $325,000. The employment agreement also provides for participation in employee benefit plans and programs maintained by the Company and the Bank for the benefit of their employees, including discretionary bonuses, participation in medical, dental, pension, disability, retirement and stock-based compensation plans and certain fringe benefits described in the agreements. The agreement also provides for the payment of dues for one civic and/or social club. Also, under the agreement, Mr. Douglass was granted 100,000 options, which will vest in five equal annual installments beginning on the first anniversary of the date of grant. The Company expects to record compensation expense over the five-year vesting period totaling approximately $335,000 in connection with these awards.

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

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri. It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.26 billion in assets. Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in Kansas City and the Illinois portion of the St. Louis metroplex.

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

OVERVIEW OF RESULTS

During the three- and six-month periods ended March 31, 2008, Pulaski Financial Corp. experienced strong results in many areas of its business. Net income increased 15.6% in the March 2008 quarter compared to last year’s quarter, driven by a 27.0% increase in net interest income and a 42.5% increase in non-interest income. For the six-month period, net income increased 12.6% in 2008 compared to last year’s period, driven by a 22.9% increase in net interest income and a 30.8% increase in non-interest income. Also significantly affecting net income in 2008 were substantial increases in the provision for loan losses. The growth in non-interest income was bolstered by strong growth in mortgage revenues and retail banking fees. Driving these results were strong lending volumes and robust core deposit growth, which resulted in significant balance sheet growth during the six-month period. See Results of Operations.

The Company’s strategic plan centers on continued growth as a premier St. Louis community bank and is focused on growth in each of the Company’s core products: commercial, residential and home equity loans and checking and money market deposit accounts. Total assets increased $128.2 million, or 11.3%, to $1.26 billion at March 31, 2008 from $1.13 billion at September 30, 2007. Substantially all of this growth came during the Company’s first 2008 fiscal quarter, as total assets at March 31, 2008 increased only $8.8 million, or 0.7% when compared to December 31, 2007. The growth in total assets was primarily due to $85.6 million of growth in loans receivable and $21.8 million of growth in loans held for sale during the six months ended March 31, 2008. The growth in loans receivable stemmed almost entirely from growth in the commercial portfolio, as mortgage loans secured by commercial real estate increased $42.0 million to $242.2 million, total real estate construction and development loans increased $9.5 million to $108.4 million, and commercial and industrial loans increased $33.8 million to $111.5 million at March 31, 2008, respectively. These increases were consistent with the Company’s continued focus on growing these core loan products and were bolstered by the Company’s new banking locations and additional lending staff.

Core deposits, which consist of checking, money market and passbook savings accounts, have been a key component of the Company’s growth and their growth is the primary focus of the Company’s strategic plan. Primarily as the result of increased commercial relationships, successful marketing efforts and new branch locations, core deposits increased 20.9%, or $66.5 million, to $384.2 million at March 31, 2008 from $317.7 million at September 30, 2007. This growth included a $42.4 million increase in checking account balances to $157.2 million and a $24.7 million increase in money market deposit accounts to $198.6 million at March 31, 2008. Certificates of deposit decreased $46.2 million to $471.6 million at March 31, 2008, primarily as the result of a $32.7 million decrease in brokered certificates of deposit to $157.8 million. Total deposits increased $20.3 million, or 2.4%, to $855.8 million at March 31, 2008 from $835.5 million at September 30, 2007.

The Company has expanded its physical footprint over the last few years to better serve the key business centers of the St. Louis metropolitan area. Since 2005, the Company has opened or acquired six new full-service bank locations in the central corridor of St. Louis, including three new locations opened in calendar year 2007. Many of the area’s key business districts are located in this central corridor. The addition of these new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. The three banking locations opened in 2007, Richmond Heights, Clayton and downtown St. Louis, saw combined deposit growth of $33.6 million during the six months ended March 31, 2008 and had combined total deposits of $48.6 million at March 31, 2008.

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

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$813,251	$13,615	6.69%	$645,177	$11,469	7.11%
Consumer	4,240	62	5.89%	3,865	63	6.52%
Home equity	224,071	3,708	6.62%	205,923	4,181	8.12%

Total loans receivable	1,041,562	17,385	6.68%	854,965	15,713	7.35%
Loans available for sale	81,205	1,017	5.01%	55,720	826	5.93%
Debt securities, net	15,902	131	3.29%	17,615	211	4.79%
Equity securities, net	11,836	261	8.81%	3,784	38	4.01%
FHLB stock	12,385	138	4.47%	8,308	87	4.20%
Mortgage-backed securities	2,889	34	4.65%	3,416	41	4.75%
Other	2,842	23	3.33%	3,503	45	5.14%

Total interest-earning assets	1,168,621	18,989	6.50%	947,311	16,961	7.16%

Non-interest-earning assets	81,106			74,666

Total assets	$1,249,727			$1,021,977

Interest-bearing liabilities:
Demand deposit	$86,672	$388	1.79%	$65,786	$345	2.10%
Savings	27,852	21	0.30%	29,996	28	0.38%
Money market	198,302	1,518	3.06%	152,990	1,601	4.18%
Time deposits	505,383	5,740	4.54%	452,341	5,609	4.96%

Total interest-bearing deposits	818,209	7,667	3.75%	701,113	7,583	4.33%

FHLB advances	240,107	2,063	3.44%	153,613	1,968	5.12%
Note payable	4,817	54	4.50%	3,233	57	7.08%
Subordinated debentures	19,589	341	6.96%	19,589	373

Total interest-bearing liabilities	1,082,722	10,125	3.74%	877,548	9,981	4.55%

Non-interest bearing liabilities:
Non-interest bearing deposits	61,653			46,125
Other non-interest bearing liabilities	19,342			17,984

Total non-interest-bearing liabilities	80,995			64,109

Stockholders’ equity	86,010			80,320

Total liabilities and stockholders’ equity	$1,249,727			$1,021,977

Net interest income		$8,864			$6,980

Interest rate spread (2)			2.76%			2.61%
Net interest margin (3)			3.03%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.93%			107.95%

(1)	Includes non-accrual loans with an average balance of $6.5 million and $750,000 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$791,349	$27,582	6.97%	$624,424	$22,334	7.16%
Consumer	4,300	118	5.49%	3,884	127	6.55%
Home equity	222,215	7,900	7.11%	206,160	8,439	8.19%

Total loans receivable	1,017,864	35,600	6.99%	834,468	30,900	7.41%
Loans available for sale	66,276	1,744	5.26%	53,460	1,589	5.95%
Debt securities, net	15,885	311	3.91%	16,141	386	4.79%
Equity securities, net	8,643	299	6.92%	4,155	84	4.04%
FHLB stock	11,684	269	4.61%	8,747	186	4.24%
Mortgage-backed securities	2,935	69	4.70%	3,485	83	4.75%
Other	3,419	67	3.95%	4,211	108	5.12%

Total interest-earning assets	1,126,706	38,359	6.81%	924,667	33,336	7.21%

Non-interest-earning assets	78,703			72,693

Total assets	$1,205,409			$997,360

Interest-bearing liabilities:
Demand deposit	$74,334	$639	1.72%	$60,090	$577	1.92%
Savings	28,320	47	0.34%	30,646	57	0.37%
Money market	190,125	3,322	3.49%	150,891	3,173	4.21%
Time deposits	497,397	11,861	4.77%	425,118	10,512	4.95%

Total interest-bearing deposits	790,176	15,869	4.02%	666,745	14,319	4.30%

FHLB advances	225,470	4,588	4.07%	165,041	4,259	5.16%
Note payable	3,899	102	5.24%	3,275	116	7.08%
Subordinated debentures	19,589	735	7.50%	19,589	756	7.71%

Total interest-bearing liabilities	1,039,134	21,294	4.10%	854,650	19,450	4.55%

Non-interest bearing liabilities:
Non-interest bearing deposits	60,666			45,042
Other non-interest bearing liabilities	20,183			18,009

Total non-interest-bearing liabilities	80,849			63,051

Stockholders’ equity	85,426			79,659

Total liabilities and stockholders’ equity	$1,205,409			$997,360

Net interest income		$17,065			$13,886

Interest rate spread (2)			2.71%			2.66%
Net interest margin (3)			3.03%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.43%			108.19%

(1)	Includes non-accrual loans with an average balance of $6.5 million and $832,000 for the six months ended March 31, 2008 and 2007, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2008 vs 2007			Six Months Ended March 31, 2008 vs 2007
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$6,110	$(3,964)	$2,146	$7,104	$(1,856)	$5,248
Consumer	24	(25)	(1)	29	(38)	(9)
Home Equity	1,843	(2,316)	(473)	1,454	(1,993)	(539)

Total loans receivable	7,977	(6,305)	1,672	8,587	(3,887)	4,700
Loans available for sale	909	(718)	191	602	(447)	155
Debt securities, net	(19)	(61)	(80)	(6)	(69)	(75)
Equity securities, net	143	80	223	129	86	215
FHLB stock	45	6	51	66	17	83
Mortgage-backed securities	(6)	(1)	(7)	(13)	(1)	(14)
Other	(8)	(14)	(22)	(18)	(23)	(41)

Net change in income on interest earning assets	9,041	(7,013)	2,028	9,347	(4,324)	5,023

Interest-bearing liabilities:
Demand deposits	308	(265)	43	210	(148)	62
Savings	(2)	(5)	(7)	(5)	(5)	(10)
Money market	1,755	(1,838)	(83)	1,400	(1,251)	149
Time deposits	2,283	(2,152)	131	2,372	(1,023)	1,349

Total interest-bearing deposits	4,344	(4,260)	84	3,977	(2,427)	1,550
FHLB advances	3,321	(3,226)	95	2,490	(2,161)	329
Note payable	94	(97)	(3)	45	(59)	(14)
Subordinated debentures	—	(32)	(32)	—	(21)	(21)

Net change in expense on interest bearing liabilities	7,759	(7,615)	144	6,512	(4,668)	1,844

Change in net interest income	$1,282	$602	$1,884	$2,835	$344	$3,179

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2008 was $2.5 million, or $0.25 per diluted share on 10.2 million average diluted shares outstanding, compared with net income of $2.2 million, or $0.21 per diluted share on 10.3 million average diluted shares outstanding, during the same quarter last year. For the six months ended March 31, 2008, net income was $5.3 million, or $0.52 per diluted share on 10.2 million average diluted shares outstanding, compared with $4.7 million, or $0.46 per diluted share on a 10.3 million average diluted shares outstanding, for the same period a year ago.

Net Interest Income

Net interest income rose 27.0%, or $1.9 million, to $8.9 million for the quarter ended March 31, 2008 compared with $7.0 million for the same period last year. For the six months ended March 31, 2008, net interest income rose to $17.1 million compared with $13.9 million for the same six-month period last year. The increases were fueled by strong growth in the average balance of loans receivable combined with improvement in the Company’s net interest margin, which increased to 3.03% during the quarter ended March 31, 2008 from 2.95% for the quarter ended March 31, 2007. For the six month period, the net interest margin increased to 3.03% in 2008 compared with 3.00% in 2007. The increased net interest margin was due primarily to an increase in core deposits, which are typically the Company’s lowest cost of funds, combined with lower wholesale funding costs.

Total interest income increased $2.0 million, or 12.0%, to $19.0 million for the quarter ended March 31, 2008 compared with $17.0 million for the comparable 2007 quarter. The increase was primarily due to an increase in the average balance of loans receivable, which increased $186.6 million to $1.04 billion for the March 2008 quarter partially offset by a decrease in the average yield on loans receivable from 7.35% during the quarter ended March 31, 2007 to 6.68% during the quarter ended March 31, 2008. For the six months ended March 31, 2008, total interest income increased $5.0 million, or 15.1%, to $38.4 million compared with $33.3 million for the same six-month period last year. The average balance of loans receivable increased to $1.02 billion during the six months ended March 31, 2008 compared with $834.5 million during the six months ended March 31, 2007. The average yield on loans receivable for the six-month periods decreased from 7.41% during 2007 to 6.99% during 2008. The decrease in the average yield was due to lower market interest rates during the 2008 periods.

Total interest expense remained almost unchanged at $10.1 million during the quarter ended March 31, 2008 compared with $10.0 million during the quarter ended March 31, 2007 and increased $1.8 million to $21.3 million during the six months ended March 31, 2008 compared with $19.4 million during the same six-month period last year as the result of increases in the average balance of interest-bearing liabilities offset by decreases in the average cost of funds. The average balance of interest-bearing liabilities increased to $1.08 billion for the quarter ended March 31, 2008 from $877.5 million for the quarter ended March 31, 2007 while the average cost of funds decreased from 4.55% to 3.74% during the same periods, respectively. For the six-month periods, the average balance of interest-bearing liabilities increased to $1.04 billion during 2008 from $854.7 million during 2007 while the average cost of funds decreased from 4.55% to 4.10% during the same periods, respectively.

The increased average balances resulted from increases in deposits and advances from the Federal Home Loan Bank which were used to fund asset growth during the periods. The decreased average costs were the result of lower market interest rates during the periods, growth in core deposits and a shift in the mix of wholesale funding sources. The Company primarily funds its assets with savings deposits from its retail and commercial customers, which are typically the Company’s lowest-cost funding source. This funding source is supplemented with wholesale funds consisting primarily of borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and time deposits from national brokers. Management actively chooses between these two wholesale funding sources depending on their relative costs and the Company’s overall borrowing capacity at the Federal Home Loan Bank. As a result of the 250 basis point decline in the Federal Reserve Board’s target federal funds rate during the six months ended March 31, 2008 combined with increased national demand for brokered time deposits, the Company had the ability to secure borrowings from the FHLB at rates substantially lower than those available for brokered time deposits. During the six months ended March 31, 2008, management shifted $32.7 million in maturing brokered time deposits into lower-cost FHLB borrowings.

Interest expense on deposits remained almost unchanged at $7.7 million during the quarter ended March 31, 2008 compared with $7.6 million for the quarter ended March 31, 2007 and increased $1.5 million to $15.9 million during the six months ended March 31, 2008 compared with $14.3 million for the same six-month period last year as the result of increases in the average balance offset by decreases in the average cost. The average balance of interest-bearing deposits increased to $818.2 million for the quarter ended March 31, 2008 from $701.1 million for the quarter ended March 31, 2007 while the average cost of deposits decreased from 4.33% to 3.75% during the same periods, respectively. For the six-month periods, the average balance of interest-bearing deposits increased to $790.2 million during 2008 from $666.7 million during 2007 while the average cost decreased from 4.30% to 4.02% during the same periods, respectively. Growth in total deposits during the 2008 periods was the result of core deposit growth partially offset by a decline in the balance of brokered time deposits. This change in the mix of deposits combined with lower market interest rates resulted in lower average costs during the 2008 periods.

Interest expense on advances from the Federal Home Loan Bank remained almost unchanged at $2.1 million during the quarter ended March 31, 2008 compared with $2.0 million for the quarter ended March 31, 2007 and was $4.6 million during the six months ended March 31, 2008 compared with $4.3 million for the same six-month period last year as the result of increases in the average balance almost entirely offset by decreases in the average cost. The average balance increased to $240.1 million for the quarter ended March 31, 2008 from $153.6 million for the quarter ended March 31, 2007 while the average cost decreased from 5.12% to 3.44% during the same periods, respectively. For the six-month periods, the average balance increased to $225.5 million during 2008 from $165.0 million during 2007 while the average cost decreased from 5.16% to 4.07% during the same periods, respectively. The increased average balances resulted from additional borrowings, which were used to fund asset growth and higher-cost maturing brokered certificates of deposit. The decreased average costs were the result of lower market interest rates during the 2008 periods.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2008 were $1.7 million and $2.8 million respectively, compared with $573,000 and $1.3 million, respectively for the same periods a year ago. The provision for loan losses in the current-year periods related primarily to substantial growth in performing commercial loans, which carry a higher level of inherent risk than residential loans, charge-offs and an increase in the level of non-performing loans. The ratio of nonperforming loans to total loans increased from 1.03% at September 30, 2007 to 1.16% at March 31, 2008. The balance of nonperforming loans increased $2.6 million to $13.1 million at March 31, 2008 from $10.5 million at September 30, 2007. See Non-Performing Assets.

Non-Interest Income

Total non-interest income increased $1.2 million to $4.1 million for the quarter ended March 31, 2008 compared with $2.9 million for the same period in the prior year. For the six months ended March 31, 2008, total non-interest income increased $1.7 million to $7.2 million compared with $5.5 million for the same six-month period last year. The increases were primarily the result of increases in mortgage revenues, retail banking fees, investment brokerage revenues and gain on sales of securities.

Mortgage revenues increased 49.8% to $2.1 million during the quarter ended March 31, 2008 on loan sales of $404.2 million, compared with mortgage revenues of $1.4 million during the quarter ended March 31, 2007 on loan sales of $308.6 million. For the six months ended March 31, 2008, mortgage revenues increased to $3.5 million on loan sales of $689.2 million compared with $2.5 million on loan sales of $594.0 million for the same six-month period last year. The Company realized higher gross revenue margins during the 2008 periods due to reduced market competition. Also contributing to the increase in mortgage revenues were lower overhead costs within the mortgage division, primarily lower compensation costs resulting from reduced staffing levels.

Retail banking fees increased 23.5% to $932,000 during the quarter ended March 31, 2008 from $755,000 during the same 2007 quarter. For the six months ended March 31, 2008, retail banking fees increased to $2.0 million compared with $1.5 million for the same six-month period last year. The increases were primarily the result of the increase in core deposits and a change in the Company’s policy on account overdraft fees.

Investment brokerage revenues totaled $356,000 and $571,000 for the three and six months ended March 31, 2008, respectively, compared with $133,000 and $376,000, respectively for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates. The increased revenues in the 2008 periods were the result of successful sales efforts to new customers combined with an improved bond sales environment caused by the steepened interest rate yield curve.

Gain on sales of securities totaled $263,000 for the three months ended March 31, 2008 and resulted from the sale of $19.6 million of debt securities classified as available for sale compared to no gain on sales for the same period a year ago. Gain on sales of securities totaled $317,000 for the six months ended March 31, 2008 and resulted from sales of $24.8 million of debt securities classified as available for sale compared with a $144,000 gain for the six months ended March 31, 2007 on sales of $773,000 of available-for-sale equity securities.

Non-Interest Expense

Salaries and employee benefits expense increased $181,000 to $3.2 million for the quarter ended March 31, 2008 compared with $3.0 million for the quarter ended March 31, 2007 and increased $770,000 to $6.2 million for the six months ended March 31, 2008 compared with $5.5 million for the six months ended March 31, 2007. The increases resulted from the additional employees at the new Richmond Heights, Clayton and downtown St. Louis bank locations and staff expansion necessary to support increased commercial lending activity.

Occupancy, equipment and data processing expense increased $425,000 to $1.9 million for the three-month period ended March 31, 2008 compared with $1.4 million for the three-month period ended March 31, 2007 and increased to $3.5 million for the six months ended March 31, 2008 compared with $2.7 million for the six months ended March 31, 2007. The increases were primarily due to the three new bank locations opened in calendar year 2007, two additional lending offices opened in Illinois and increased data processing costs related to increased loan and deposit activity.

FDIC deposit insurance premium expense increased $137,000 to $158,000 for the quarter ended March 31, 2008 compared with the same 2007 quarter and increased to $390,000 for the six months ended March 31, 2008 compared with $40,000 for the six months ended March 31, 2007. The increase was a result of the final utilization, during the quarter ended December 31, 2007, of the one-time assessment credit which was provided to eligible insured depository institutions under the Federal Deposit Insurance Reform Act of 2005. Management expects future quarterly FDIC insurance premium expense to be consistent with the amount recorded in the quarter ended March 31, 2008.

Loss on derivative instruments was $58,000 for the quarter ended March 31, 2008 compared with a gain of $141,000 for the quarter ended March 31, 2007. Gains on derivative instruments were $64,000 and $314,000 for the six-month periods ended March 31, 2008 and 2007, respectively. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. The Company uses long-haul, fair-value, hedge accounting. Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings during the period in which the change occurred.

Data processing termination expense totaled $220,000 for the six months ended March 31, 2007 due to the write off, during December 2007, of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. There was no such expense in the current fiscal year.

Real estate foreclosure losses and expense, net increased $63,000 to $383,000 for the six-month period ended March 31, 2008 compared with $321,000 for the same six-month period last year. The increase was due to the increase in real estate acquired in settlement of loans. See Non-Performing Assets.

Income Taxes

The provision for income taxes was $1.5 million and $2.6 million for the three and six months ended March 31, 2008, respectively, compared with $1.0 million and $2.3 million for the three and six months ended March 31, 2007, respectively. The effective tax rate for the six months ended March 31, 2008 was 33.4% compared with 33.2% for the same 2007 period.

NON-PERFORMING ASSETS

Non-performing assets at March 31, 2008 and September 30, 2007 are summarized as follows:

	March 31, 2008	September 30, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$2,732	$2,082
Commercial	1,152	3,708
Real estate construction and development	439	—
Commercial and industrial	240	—
Home equity	726	554
Other	186	105

Total non-accrual loans	5,475	6,449

Accruing loans past due 90 days or more:
Residential real estate	3,193	2,564
Commercial	457	44
Home equity	1,955	1,064
Other	5	150

Total accruing loans past due 90 days or more	5,610	3,822

Restructured loans	2,016	209

Total non-performing loans	13,101	10,480
Real estate acquired in settlement of loans	6,620	3,090
Other nonperforming assets	43	43

Total non-performing assets	$19,764	$13,613

Ratio of non-performing loans to total loans	1.16%	1.03%
Ratio of non-performing assets to totals assets	1.57%	1.20%

Total non-performing assets increased from $13.6 million at September 30, 2007 to $19.8 million at March 31, 2008. Non-accrual loans decreased from $6.4 million to $5.5 million during the six-month period ended March 31, 2008 primarily as a result of the foreclosure on a $2.2 million loan secured by commercial real estate during January 2008. Non-accrual residential real estate loans at March 31, 2008 consisted of 32 individual loans totaling $2.7 million. Non-accrual commercial loans at March 31, 2008 consisted of five loans secured by commercial real estate totaling $1.2 million.

Accruing loans greater than 90 days past due increased from $3.8 million at September 30, 2007 to $5.6 million at March 31, 2008, primarily as the result of the weakened economic environment. The major components of the increase included an $892,000 increase in home equity loans and a $629,000 increase in loans secured by residential real estate. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Restructured loans increased to $2.0 million at March 31, 2008 compared with $209,000 at September 30, 2007. The balance at March 31, 2008 consisted of 21 loans to eight borrowers, which were secured by residential real estate properties. The restructured terms of the loans included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans. All loans were performing according to the restructured terms at March 31. 2008. Management believes the loans are adequately secured and properly valued at March 31, 2008.

Real estate acquired in settlement of loans increased to $6.6 million at March 31, 2008 compared with $3.1 million at September 30, 2007. The balance at March 31, 2008 consisted of 26 residential real estate properties and three commercial real estate properties. The Company’s largest real estate acquired in settlement of loans was a $2.2 million commercial property secured by an office building in St. Louis County, Missouri. The property was acquired through foreclosure in January 2008 and lease payments have been paid as agreed. Management believes that the property is properly valued at March 31, 2008.

The total balance of impaired loans at March 31, 2008 and September 30, 2007 was $7.9 million and $6.7 million, respectively. Impaired loans with specific allowance for loan losses totaled $1.9 million and $847,000 at March 31, 2008 and September 30, 2007, respectively, and the specific allowance for loan losses related to these loans totaled $902,000 and $493,000 at March 31, 2008 and September 30, 2007, respectively. Impaired loans with no specific allowance for loan losses totaled $6.1 million and $5.9 million at March 31, 2008 and September 30, 2007, respectively.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Six Months Ended March 31,
	2008	2007
	(Dollars In Thousands)
Balance, beginning of period	$10,421	$7,817
Provision charged to expense	2,761	1,255
Recoveries	109	14
Charge-offs:
Residential real estate - first liens	(241)	(150)
Residential real estate - second and other liens	(652)	(248)
Home equity	(738)	(99)
Commercial and multi-family real estate	(374)	—
Consumer and other	(170)	(79)

Total charge-offs	(2,175)	(576)

Balance, end of period	$11,116	$8,510

	March 31, 2008	September 30, 2007
Specific loan loss reserves related to non-performing loans	$902	$493
Balance of non-performing loans with no specific loan loss reserves	$11,212	$9,633
Ratio of allowance to total loans outstanding	0.99%	1.02%
Ratio of allowance to nonperforming loans	84.85%	99.44%

Net charge-offs for the six months ended March 31, 2008 totaled $2.2 million, or 0.38% of average loans on an annualized basis, compared with $562,000, or 0.13% of average loans on an annualized basis, for the same period a year ago. Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one-to four-family and commercial properties within its primary market areas and, as a result, while charge-offs in the 2008 period increased, the Company’s five-year average annual historical charge-off experience has been low, totaling only $565,000, or 0.06% of average loans. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in 2008. The Company has not engaged in sub-prime lending activities.

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

FINANCIAL CONDITION

Equity securities available for sale increased $8.7 million to $12.7 million at March 31, 2008 from $4.0 million at September 30, 2007 largely resulting from the purchase of $9.0 million of Freddie Mac and Fannie Mae preferred stock during the 2008 period.

Debt securities held to maturity increased $10.1 million to $16.1 million at March 31, 2008 from $6.0 million at September 30, 2007 while debt securities available for sale decreased $7.0 million during the six-month period ended March 31, 2008. Debt securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased $5.2 million to $13.5 million at March 31, 2008 from $8.3 million at September 30, 2007. The increase was due to the increase in the balance of advances from the FHLB, as the Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines increased $106.6 million to $265.0 million at March 31, 2008 from $158.4 million at September 30, 2007. The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB and brokered certificates of deposit acquired on a national level. Management actively chooses between these two wholesale funding sources depending on their price differential. The increased balance was used to fund asset growth and replace maturing brokered certificates of deposit. See Net Interest Income.

Note payable increased $2.8 million to $5.8 million at March 31, 2008 compared with $3.0 million at September 30, 2007. See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank. The balance decreased $1.4 million to $1.5 million at March 31, 2008 compared with $3.0 million at September 30, 2007 as the result of the remittance of real estate tax payments to the various taxing authorities prior to December 31, 2007.

Accrued interest payable decreased $979,000 to $1.6 million at March 31, 2008 compared with $2.5 million at September 30, 2007 due primarily to a reduction in the balance of brokered time deposits during the period, which pay interest at maturity.

Total stockholders’ equity at March 31, 2008 was $85.1 million, an increase of $4.3 million from $80.8 million at September 30, 2007. The increase was primarily attributable to net income totaling $5.3 million and the exercise of 158,906 stock options for $801,000, partially offset by dividend payments of $1.8 million and the repurchase of 46,184 shares of the Company’s common stock at a total cost of $536,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Bank had outstanding commitments to originate loans totaling $139.7 million and commitments to sell loans totaling $155.8 million. At March 31, 2008, certificates of deposit totaling $390.5 million were scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or greater loan-to-value ratio as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At March 31, 2008, the Bank had approximately $41.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $265.0 million in advances outstanding at that date. The Bank also had approximately $167.9 million of additional available borrowing capacity under a line of credit with the Federal Reserve Bank. At March 31, 2008, there were no outstanding borrowings under this arrangement. The Bank had approximately $223.9 million of commercial loans pledged as collateral under this agreement. In addition, at March 31, 2008, the Company had the following borrowings with a correspondent bank:

	Total Amount Authorized	Amount Outstanding
	(In Millions)
Revolving line of credit with no maturity	$10.0	$—
Term note maturing May 20, 2010	2.8	2.8
Term note maturing June 11, 2008	7.0	3.0

	$19.8	$5.8

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with more than 90% of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the six months ended March 31, 2008, the origination of loans held for sale used $708.1 million of cash and the sales of such loans provided cash totaling $689.2 million.

The primary use of cash from investing activities is the investment in loans receivable originated for the portfolio. During the six months ended March 31, 2008, the Company had a net increase in loans receivable of $95.3 million compared with an increase of $77.4 million for the six months ended March 31, 2007. In addition, the Company purchased $63.3 million in debt securities and $9.2 million in equity securities during the six months ended March 31, 2008 compared with purchases of $26.7 million in debt securities and $49,000 in equity securities during the six months ended March 31, 2007. Sources of cash from investing activities also included sales and maturities of debt securities totaling $24.8 million and $36.0 million, respectively, during the six months ended March 31, 2008 compared to sales and maturities of debt securities totaling $0 and $21.0 million, respectively, during the six months ended March 31, 2007.

The Company’s primary sources of funds from financing activities during the six months ended March 31, 2008 included a $19.8 million increase in deposits compared with a $112.9 million increase for the six months ended March 31, 2007 and a $106.6 million increase in advances from the Federal Home Loan Bank compared with a $12.3 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2008:

	March 31, 2008
	Certificates of deposit	FHLB Borrowings	Note Payable	Due to Other Banks	Subordinated Debentures
	(In thousands)
Maturing in:
Three months or less	$207,934	$144,000	$3,000	$17,385	$—
Over three months through six months	86,406	4,900	—	—	—
Over six months through twelve months	96,186	5,000	—	—	—
Over twelve months	81,058	111,100	2,810	—	19,589

Total	$471,584	$265,000	$5,810	$17,385	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at March 31, 2008 are as follows:

Less than one year	$590,195
Over 1 year but less than 5 years	2,026,494
Over 5 years	1,739,535

Total	$4,356,224

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2008 and September 30, 2007.

	Actual		Regulatory Capital Requirements
			For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008
Tangible capital (to total assets)	$104,856	8.35%	$18,827	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	115,069	10.71%	85,949	8.00%	$107,437	10.00%
Tier I risk-based capital (to risk- weighted assets)	104,856	9.76%	53,718	5.00%	64,462	6.00%
Tier I leverage capital (to average assets)	104,856	8.35%	50,205	4.00%	62,757	5.00%

As of September 30, 2007
Tangible capital (to total assets)	$98,974	8.79%	$16,892	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	108,751	11.18%	77,790	8.00%	$97,237	10.00%
Tier I risk-based capital (to risk- weighted assets)	98,974	11.18%	48,618	5.00%	58,342	6.00%
Tier I leverage capital (to average assets)	98,974	8.79%	45,045	4.00%	56,307	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2008 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

For the six months ended March 31, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the

Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At March 31, 2008, the Company had issued $139.7 million of unexpired interest rate lock commitments to loan customers compared with $144.7 million of unexpired commitments at September 30, 2007.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward sales of mortgage-backed securities, which is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $15.0 million in notional value at September 30, 2007. These hedges were matched against $15.3 million of interest rate lock commitments at September 30, 2007 that were to be sold through the mandatory delivery of loan pool sales. The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was a credit balance totaling $125,000 at September 30, 2007. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was a credit balance totaling $25,000 at September 30, 2007. There were no such forward commitments outstanding at March 31, 2008.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At March 31, 2008, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $50.0 million and $80.0 million at March 31, 2008 and September 30, 2007, respectively. At March 31, 2008, there were swaps in a net settlement receivable position totaling $47,000 and no swaps in a net settlement payable position. At September 30, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $864,000. A net loss of $58,000 and a net gain of $64,000 were recognized on fair value hedges during the three and six months ended March 31, 2008, respectively, compared with net gains of $141,000 and $314,000 during the three and six months ended March 31, 2007, respectively.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of March 31, 2008 and September 30, 2007 were as follows:

		March 31, 2008				September 30, 2007
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability
October 20, 2008	$10,000,000	3.07%	4.30%	$7,882	$10,000,000	5.50%	4.30%	$(55,664)
November 19, 2009	—	—	—	—	10,000,000	5.52%	3.50%	(26,557)
November 23, 2009	10,000,000	3.10%	3.75%	16,352	10,000,000	5.46%	3.75%	(72,534)
November 26, 2010	10,000,000	3.10%	4.13%	5,912	10,000,000	5.49%	4.13%	(205,111)
November 26, 2010	5,000,000	3.09%	4.13%	3,063	5,000,000	5.48%	4.13%	(101,518)
November 26, 2010	5,000,000	3.08%	4.13%	3,169	5,000,000	5.47%	4.13%	(100,482)
January 24, 2010	—	—	—	—	10,000,000	5.44%	3.70%	(43,702)
January 28, 2011	10,000,000	3.09%	4.30%	10,145	10,000,000	5.47%	4.30%	(178,348)
February 25, 2011	—	—	—	—	5,000,000	5.47%	4.80%	(48,365)
September 14, 2012	—	—	—	—	5,000,000	5.58%	4.25%	(31,931)

Total	$50,000,000			$46,523	$80,000,000			$(864,212)

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the three and six months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Interest paid (variable rate):
Total amount (000s)	$614.4	$1,053.5	$1,577.0	$2,127.0
Average interest rate	4.10%	5.27%	4.62%	5.32%

Interest received (fixed rate):
Total amount (000s)	$700.4	$713.6	$1,599.0	$1,612.0
Average interest rate	4.67%	3.57%	4.68%	4.03%

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

During the quarter ended March 31, 2008, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of March 31, 2008, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. Management has evaluated the requirements of SFAS No. 157 and believes it will not have a material effect on the Company’s financial condition or results of operations.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations—A Replacement of FASB Statement No. 141” (“SFAS 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. Management is currently evaluating the impact of SFAS 141(R) on its accounting for future acquisitions and the impact of SFAS 160 on Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of SFAS 161 on Company’s consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Management has evaluated the requirements of the Issue and believes it will not have a material effect on the Company’s financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 through January 31, 2008	2,242	$10.08	2,242	400,805
February 1, 2008 through February 29, 2008	—	—	—	400,805
March 1, 2008 through March 31, 2008	11,025	$10.79	11,025	389,780

Total	13,267	$10.67	13,267

(1)	In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of the Stockholders of the Company was held on February 7, 2008. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
William A. Donius	9,223,720	491,569
Leon A. Felman	9,391,786	323,503
Steven C. Roberts	9,470,539	244,750

2.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
9,269,169	34,980	17,454

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

10.1	Employment Agreement, by and among, Pulaski Financial Corp., Pulaski Bank and Gary W. Douglass

10.2	Separation and Release Agreement, by and between, Pulaski Financial Corp. and William A. Donius

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
***	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.
****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: May 12, 2008	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: May 12, 2008	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer