Form 10-Q
period 2008-06-30
PULASKI FINANCIAL CORP
filed 2008-08-08
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Check one):	Large accelerated filer	☐	Accelerated filer	☒
	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common Stock, par value $.01 per share	10,202,737 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2008

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

	June 30, 2008	September 30, 2007
ASSETS

Cash and amounts due from depository institutions	$20,811,138	$20,537,008
Federal funds sold and overnight deposits	12,779,643	3,236,735

Total cash and cash equivalents	33,590,781	23,773,743
Equity securities available for sale, at fair value	12,089,064	3,964,629
Debt securities available for sale, at fair value	1,000,000	7,043,172
Debt securities held to maturity, at amortized cost (fair value, $5,979,231 at September 30, 2007)	—	5,979,878
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $16,308,304 and $399,629 at June 30, 2008 and September 30, 2007, respectively)	16,650,700	371,480
Mortgage-backed securities available for sale, at fair value	2,341,736	2,655,202
Capital stock of Federal Home Loan Bank, at cost	11,761,000	8,305,500
Loans receivable held for sale, at lower of cost or market	78,369,931	58,536,280
Loans receivable, net of allowance for loan losses of $11,909,229 and $10,421,304 at June 30, 2008 and September 30, 2007, respectively	1,060,131,150	949,826,147
Real estate acquired in settlement of loans, net of allowance for losses of $214,000 and $74,035 at June 30, 2008 and September 30, 2007, respectively	4,779,226	3,089,656
Premises and equipment, net	19,934,501	20,389,445
Bank-owned life insurance	27,304,795	25,059,509
Accrued interest receivable	5,917,825	6,605,153
Goodwill	3,938,524	3,938,524
Core deposit intangible	394,540	500,668
Deferred tax asset	5,425,159	5,050,795
Other assets	6,960,071	6,375,126

Total assets	$1,290,589,003	$1,131,464,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$833,362,945	$835,488,696
Advances from Federal Home Loan Bank of Des Moines	223,000,000	158,400,000
Borrowings from the Federal Reserve Bank of St. Louis	95,000,000	—
Notes payable	7,725,000	2,980,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,900,540	2,957,793
Accrued interest payable	1,093,213	2,530,722
Due to other banks	13,651,836	17,484,741
Other liabilities	7,926,076	11,229,464

Total liabilities	1,204,248,610	1,050,660,416

Stockholders’ Equity:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock—$.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at June 30, 2008 and September 30, 2007	130,687	130,687
Treasury stock—at cost; 2,871,108 and 3,133,228 shares at June 30, 2008 and September 30, 2007, respectively	(16,342,274)	(17,040,449)
Treasury stock—equity trust—at cost; 226,809 and 230,225 shares at June 30, 2008 and September 30, 2007, respectively	(2,848,968)	(3,030,198)
Additional paid-in capital	51,626,947	50,560,264
Accumulated other comprehensive loss	(637,750)	(66,283)
Retained earnings	54,411,751	50,250,470

Total stockholders’ equity	86,340,393	80,804,491

Total liabilities and stockholders’ equity	$1,290,589,003	$1,131,464,907

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income:
Loans receivable	$16,995,252	$17,793,950	$54,338,828	$50,283,652
Debt and equity securities	296,567	230,094	906,399	700,287
Mortgage-backed securities	249,476	38,532	318,459	121,386
Capital stock of the Federal Home Loan Bank of Des Moines	118,627	154,852	387,757	340,436
Other	16,587	49,771	84,056	157,633

Total interest and dividend income	17,676,509	18,267,199	56,035,499	51,603,394

Interest Expense:
Deposits	5,663,501	8,293,269	21,532,078	22,612,704
Advances from Federal Home Loan Bank of Des Moines	1,798,663	2,274,896	6,386,963	6,533,852
Borrowings from the Federal Reserve Bank of St. Louis	389,740	42	406,370	42
Subordinated debentures	250,398	376,902	985,000	1,132,516
Notes payable	66,225	55,738	151,792	171,642

Total interest expense	8,168,527	11,000,847	29,462,203	30,450,756

Net interest income	9,507,982	7,266,352	26,573,296	21,152,638
Provision for loan losses	2,140,974	1,911,482	4,901,665	3,166,517

Net interest income after provision for loan losses	7,367,008	5,354,870	21,671,631	17,986,121

Non-Interest Income:
Mortgage revenues	1,855,884	2,010,526	5,300,597	4,490,328
Retail banking fees	960,784	918,714	2,921,437	2,455,910
Investment brokerage revenues	266,032	158,584	836,701	534,240
Gain on the sales of securities	7,848	—	324,540	143,720
Bank-owned life insurance income	307,327	247,550	745,286	758,615
Other	115,761	44,976	629,824	537,813

Total non-interest income	3,513,636	3,380,350	10,758,385	8,920,626

Non-Interest Expense:
Salaries and employee benefits	4,511,077	2,813,355	10,730,990	8,263,409
Occupancy, equipment and data processing expense	1,768,148	1,453,797	5,221,281	4,135,708
Advertising	292,520	394,409	926,949	1,013,292
Professional services	435,395	318,109	1,143,197	979,070
FDIC deposit insurance premium expense	181,600	21,633	571,890	61,691
Gain on derivative instruments	(266,238)	(131,123)	(330,560)	(444,793)
Data processing termination (recovery) expense	(180,000)	—	(180,000)	219,534
Real estate foreclosure losses and expense, net	677,274	142,804	1,060,716	463,396
Other	1,116,312	764,056	3,011,521	2,232,753

Total non-interest expense	8,536,088	5,777,040	22,155,984	16,924,060

Income before income taxes	2,344,556	2,958,180	10,274,032	9,982,687
Income tax expense	685,260	974,637	3,334,302	3,308,408

Net income	$1,659,296	$1,983,543	$6,939,730	$6,674,279

Other comprehensive loss	(637,750)	(76,971)	(571,467)	(64,038)

Comprehensive income	$1,021,546	$1,906,572	$6,368,263	$6,610,241

Per Share Amounts:
Basic earnings per share	$0.17	$0.20	$0.70	$0.68
Weighted average common shares outstanding—basic	9,983,506	9,825,886	9,872,309	9,826,523
Diluted earnings per share	$0.16	$0.19	$0.68	$0.65
Weighted average common shares outstanding—diluted	10,271,469	10,266,592	10,222,348	10,267,007

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2007	$130,687	$(20,070,647)	$50,560,264	$(66,283)	$50,250,470	$80,804,491
Comprehensive income:
Net income	—	—	—	—	6,939,730	6,939,730
Change in unrealized loss on investment securities, net of tax	—	—	—	(370,252)	—	(370,252)
Realized gain on sales of investment securities included in net income, net of tax	—	—	—	(201,215)	—	(201,215)

Comprehensive income	—	—	—	(571,467)	6,939,730	6,368,263

Dividends ($0.095 per share)	—	—	—	—	(2,778,449)	(2,778,449)
Stock options exercised (245,542 shares)		1,002,056	151,566	—	—	1,153,622
Stock option and award expense	—	—	342,682	—	—	342,682
Stock issued under dividend reinvestment plan (52,528 shares)	—	214,367	320,692	—	—	535,059
Stock repurchased (49,761 shares)	—	(574,611)	—	—	—	(574,611)
Treasury stock issued (13,811 shares)	—	56,363	135,472	—	—	191,835
Purchase of equity trust shares	—	(110,000)	—	—	—	(110,000)
Release of equity trust shares (20,252 shares)	—	291,230	(291,230)	—	—	—
Forfeiture of equity trust shares (63,610 shares)	—	—	(366,835)	—	—	(366,835)
Amortization of equity trust expense	—	—	704,021	—	—	704,021
Excess tax benefit from stock-based compensation	—	—	70,315	—	—	70,315

Balance, June 30, 2008	$130,687	$(19,191,242)	$51,626,947	$(637,750)	$54,411,751	$86,340,393

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS

ENDED JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$6,939,730	$6,674,279

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,293,554	1,114,030
Net deferred loan costs	2,067,365	2,407,782
Net amortization of debt and equity securities premiums and discounts	(292,468)	(483,126)
Broker fees financed under interest-rate swap agreements	464,751	147,699
Equity trust expense, net	337,186	649,784
Stock option and award expense	342,682	230,774
Provision for loan losses	4,901,665	3,166,517
Provision for losses on real estate acquired in settlement of loans	352,000	115,535
Losses on sales of real estate acquired in settlement of loans	459,137	121,519
Originations of loans held for sale	(1,037,872,467)	(1,016,307,926)
Proceeds from sales of loans held for sale	1,022,323,551	994,921,955
Gain on sales of loans held for sale	(4,284,735)	(3,528,955)
Gain on sales of equity securities available for sale	(70,027)	(143,720)
Gain on sales of debt securities available for sale	(254,513)	—
Gain on sale of investment in joint venture	(30,755)	—
Gain on derivative instruments	(330,560)	(444,793)
Increase in cash value of bank-owned life insurance	(745,286)	(758,615)
Increase (decrease) in accrued expenses	230,675	(493,999)
Tax benefit from release of equity trust shares	—	(150,824)
Excess tax benefit from stock-based compensation	(70,315)	(55,466)
Increase (decrease) in current income taxes payable	(2,410,006)	2,162,952
Changes in other assets and liabilities	(2,450,594)	(1,296,614)

Net adjustments	(16,039,160)	(18,625,491)

Net cash used in operating activities	(9,099,430)	(11,951,212)

Cash Flows From Investing Activities:
Proceeds from sales of debt securities available for sale	45,664,024	—
Proceeds from sales of equity securities available for sale	425,985	772,648
Proceeds from maturities of investment in time deposits	—	693,000
Proceeds from maturities of debt securities available for sale	7,000,000	—
Proceeds from maturities of debt securities held to maturity	45,100,000	40,000,000
Proceeds from redemption of FHLB stock	10,521,800	10,289,300
Purchase of bank-owned life insurance	(1,500,000)	—
Purchases of debt securities available for sale	(46,319,632)	—
Purchases of equity securities available for sale	(9,334,113)	(223,592)
Purchases of debt securities held to maturity	(38,861,190)	(37,542,697)
Purchases of FHLB stock	(13,977,300)	(9,656,600)
Principal payments received on mortgage-backed securities	603,499	492,567
Net increase in loans	(139,916,933)	(143,857,078)
Proceeds from sales of real estate acquired in settlement of loans receivable	3,772,649	3,720,400
Proceeds from sale of investment in joint venture	49,375	—
Proceeds from disposal of equipment	9,856	637
Cash paid for equity in joint venture	(233,691)	(100,000)
Purchases of premises and equipment	(848,466)	(1,846,030)

Net cash used in investing activities	(137,844,137)	(137,257,445)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED

ENDED JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(2,182,008)	$170,295,372
Proceeds from (repayment of) Federal Home Loan Bank advances, net	64,600,000	(4,800,000)
Proceeds from Federal Reserve Bank borrowings, net	95,000,000	—
Proceeds from notes payable	5,000,000	—
Payment on notes payable	(255,000)	(170,000)
Net (decrease) increase in due to other banks	(3,832,905)	1,659,508
Net decrease in advance payments by borrowers for taxes and insurance	(57,253)	(709,306)
Treasury stock issued for purchase of equity in joint venture	191,835	—
Proceeds from cash received in dividend reinvestment plan	535,059	287,610
Purchase of equity trust shares	(110,000)	(732,500)
Tax benefit from release of equity trust shares	—	150,824
Excess tax benefit for stock based compensation	70,315	55,466
Treasury stock issued for stock options exercised	1,153,622	355,706
Dividends paid on common stock	(2,778,449)	(2,593,120)
Stock repurchases	(574,611)	(642,585)

Net cash provided by financing activities	156,760,605	163,156,975

Net increase in cash and cash equivalents	9,817,038	13,948,318
Cash and cash equivalents at beginning of period	23,773,743	22,123,258

Cash and cash equivalents at end of period	$33,590,781	$36,071,576

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$22,969,430	$22,347,762
Interest on advances from FHLB and other borrowings	6,774,911	6,525,405
Interest on subordinated debentures	1,004,560	1,132,754
Interest on notes payable	150,811	115,335

Cash paid during the period for interest	30,899,712	30,121,256
Income taxes, net	5,454,933	1,715,663
Non cash Investing Activities:
Real estate acquired in settlement of loans receivable	$6,276,664	$4,085,091

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Pulaski Service Corporation. All significant intercompany accounts and transactions have been eliminated. The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of subordinated debentures and notes payable. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank. The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2008 and September 30, 2007 and its results of operations for the three- and nine-month periods ended June 30, 2008 and 2007. The results of operations for the three- and nine-month periods ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2007 contained in the Company’s 2007 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

Certain reclassifications have been made to 2007 amounts to conform to the 2008 presentation. In accordance with Statement of Financial Accounting Standards No, 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” the Company reclassified certain direct fees and costs associated with the origination and sale of loans held for sale during the three- and nine-month periods ended June 30, 2007 into mortgage revenues to conform to the 2008 presentation in the Company’s consolidated statements of income and comprehensive income. The net effect of these reclassifications decreased appraisal revenues, title policy revenues and salaries and benefits expense $233,000, $184,000 and $310,000, respectively and increased mortgage revenues $107,000 during the three months ended June 30, 2007. For the nine months ended June 30, 2007, the net effect of these reclassifications decreased appraisal revenues, title policy revenues and salaries and benefits expense $615,000, $543,000 and $738,000, respectively and increased mortgage revenues $421,000.

2.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding—basic	9,983,506	9,825,886	9,872,309	9,826,523
Treasury stock—equity trust	169,391	149,433	174,847	131,176
Equivalent shares—employee stock options and awards	118,572	291,273	175,192	309,308

Weighted average shares outstanding—diluted	10,271,469	10,266,592	10,222,348	10,267,007

Net income per share—basic	$0.17	$0.20	$0.70	$0.68
Net income per share—diluted	$0.16	$0.19	$0.68	$0.65

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

The following options to purchase shares during the three- and nine-month periods ended June 30, 2008 and 2007 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. These options expire in various periods from 2014 through 2018, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Number of option shares	478,898	144,828	401,139	131,707
Equivalent anti-dilutive shares	166,909	38,391	150,821	34,240

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards issued during the nine months ended June 30, 2008 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of two to five years. The exercise period for stock options generally may not exceed 10 years from the date of grant. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). On December 19, 2007, the Company granted 20,300 stock option awards to non-employee directors with exercise prices equal to market value of the Company’s shares at the date of grant. These stock option awards were immediately vested on the date of grant and are exercisable for a period of five years from the date of grant. The Company recorded compensation expense during the quarter ended December 31, 2007 totaling $48,000 in connection with these awards.

A summary of the Company’s stock option program as of June 30, 2008 and changes during the nine-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (years)
Outstanding at October 1, 2007	780,008	$8.51
Granted	322,550	11.48
Exercised	(245,542)	4.70
Expired	(31,570)	13.67
Forfeited	(44,763)	14.33

Outstanding at June 30, 2008	780,683	$10.39	$1.1	6.7

Exercisable at June 30, 2008	371,448	$8.17	$1.1	4.2

The aggregate intrinsic value of stock options exercised during the nine months ended June 30, 2008 and 2007 was $1.1 million and $551,000, respectively. The weighted average grant-date fair value of options granted during the nine months ended June 30, 2008 was $2.99 per share. As of June 30, 2008, the total unrecognized compensation expense related to non-vested stock options and awards was $1.3 million and the related weighted average period over which it is expected to be recognized is 3.7 years.

The fair value of stock options granted during the nine-month periods ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Nine Months Ended June 30,
	2008	2007
Risk free interest rate	4.22%	4.56%
Expected volatility	27.83%	27.50%
Expected life in years	5.5	5.7
Dividend yield	2.62%	2.13%
Expected forfeiture rate	1.28%	1.24%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. Currently, none of the Company’s executive officers participate in the plan. The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to the purchase of Company shares in the open market and cash. Should the participants voluntarily leave the Company, they forego any unvested accrued benefits. At June 30, 2008, there were 226,973 shares in the plan totaling $2.8 million, which were classified as treasury stock – equity trust in the Company’s consolidated financial statements, of which 157,401 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Since the majority of the Company’s mortgage loans originated are sold on a servicing-released basis, most of the deferred expense is recorded as a reduction of the mortgage revenue realized upon sale. Excess tax benefits associated with all share based payments totaled approximately $70,000 for the nine months ended June 30, 2008.

4.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on October 1, 2007. At October 1, 2007, the Company had $120,000 of unrecognized tax benefits, $108,000 of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of June 30, 2008, the Company had approximately $12,000 accrued for the payment of interest and penalties. The tax years ended September 30, 2004 through 2006 remain open to examination by the taxing jurisdictions to which the Company is subject.

Pursuant to recent Securities and Exchange Commission guidance, the Company did not provide the tabular reconciliation disclosures required by Interpretation No. 48. The Company will provide all required Interpretation No. 48 disclosures in its 2008 Annual Report on Form 10-K.

5.	EQUITY SECURITIES AVAILABLE FOR SALE

Equity securities available for sale at June 30, 2008 and September 30, 2007 are summarized as follows:

	June 30, 2008	September 30, 2007
Amortized cost	$13,121,253	$4,004,798
Gross unrealized gains	—	74,272
Gross unrealized losses	(1,032,189)	(114,441)

Estimated fair value	$12,089,064	$3,964,629

Included in equity securities available for sale at June 30, 2008 were 350,000 shares of Fannie Mae 8.25% Series S fixed-rate preferred stock with total amortized cost of $8.9 million. The total market value of these Fannie Mae securities at June 30, 2008 was $8.0 million, which was $851,000 less than the Company’s original cost, resulting in a $527,000 after-tax charge to other comprehensive income. At June 30, 2008, these securities had been in a continuous loss position for less than four months. Management evaluated these securities to determine whether they should be considered other-than-temporarily impaired at June 30, 2008. The quoted market prices for these securities had been volatile during the quarter in response to the national mortgage credit crisis. The high and low market value of these securities during the quarter ended June 30, 2008 totaled $8.8 million and $7.9 million, respectively. These uncertainties and general market and economic conditions resulted in further material declines and subsequent partial recoveries in the quoted market prices for the Fannie Mae preferred stocks subsequent to June 30, 2008. The high and low market value of the Company’s securities during the month ended July 31, 2008 totaled $8.0 million and $4.8 million, respectively. When evaluating the likelihood that the carrying value of the securities would fully recover in future periods, management considered, among other things, the severity and the continuous duration of the declines in the fair value of these securities, the Company’s ability and intent to hold these securities into the foreseeable future, the issuer’s high credit rating, the securities’ investment-grade rating and recent actions by the United States Congress in response to the national credit crisis and the financial condition of Fannie Mae. Management determined from this evaluation process that the decline in value at June 30, 2008 was not other than temporary. Management will continue to evaluate the likelihood of whether any future decline in value is other than temporary. If, in future periods, management determines that it is not probable that the market value of these securities will recover to the Company’s original cost, the Company would record a charge to earnings to reflect the other-than-temporary impairment of the securities.

6.	LOANS RECEIVABLE

Loans receivable at June 30, 2008 and September 30, 2007 are summarized as follows:

	June 30, 2008	September 30, 2007
Real estate mortgage:
One- to four-family residential	$323,092,466	$332,205,536
Multi-family residential	32,848,209	30,219,199
Commercial real estate	255,410,295	200,205,837

Real estate construction and development:
Residential	42,958,878	45,427,668
Multi-family	15,409,267	13,899,603
Commercial	44,625,869	39,594,005

Commercial and industrial	130,815,397	77,641,815
Equity lines	224,221,258	219,539,073
Consumer and installment	6,964,777	6,918,612

	1,076,346,416	965,651,348

Add (less):
Deferred loan costs	5,193,049	5,162,991
Loans in process	(9,499,086)	(10,566,888)
Allowance for loan losses	(11,909,229)	(10,421,304)

Total	$1,060,131,150	$949,826,147

Weighted average interest rate at end of period	6.11%	7.44%

7.	DEPOSITS

Deposits at June 30, 2008 and September 30, 2007 are summarized as follows:

	June 30, 2008		September 30, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$69,602,804	—	$57,004,801	—
Interest-bearing checking	139,864,919	2.14%	57,815,627	1.79%
Passbook savings accounts	27,240,722	0.30%	28,908,862	0.29%
Money market	174,412,522	2.21%	173,949,915	4.05%

Total transaction accounts	411,120,967	1.69%	317,679,205	2.57%

Certificates of deposit:
Less than $100,000	221,284,544	3.39%	239,400,859	5.45%
$100,000 and greater	200,957,434	3.75%	278,408,632	4.73%

Total certificates of deposit	422,241,978	3.56%	517,809,491	5.06%

Total deposits	$833,362,945	2.64%	$835,488,696	4.11%

8.	SALE-LEASEBACK OF OFFICE BUILDINGS

The Bank entered into an Agreement of Purchase and Sale, dated May 21, 2008, with United Trust Fund Limited Partnership (the “Agreement”) pursuant to which the Bank agreed to sell the property located at 12300 Olive Boulevard, St. Louis, Missouri, which is the Bank’s headquarters, for $6.8 million and the property located at One Pulaski Center Drive, St. Louis, Missouri, which houses the Bank’s mortgage lending and appraisal divisions, for $5.2 million. Pursuant to the Agreement, the Bank will enter into lease agreements with a wholly-owned subsidiary of the purchaser to lease back the properties. The Agreement specifies initial lease terms of fifteen years and gives the Bank the right, under specified terms and conditions, to extend the terms of the leases for four additional periods of five years each. In addition to rent, the Bank will be required to pay all taxes, insurance and maintenance costs that arise through the use of the properties.

The Agreement and the signing of the leases are subject to completion of customary due diligence by the buyer and confirmation by the Bank that it will be permitted to obtain operating lease treatment for the leases under U.S. generally accepted accounting principles. The Company expects to realize an after-tax gain of approximately $4.0 million on the sale of the properties, which will be recognized ratably over the fifteen-year life of the leases.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates and changes in federal and state legislation and regulation. The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2007, including the Risk Factors section of that report. The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri. It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.29 billion in assets at June 30, 2008. Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in the St. Louis and Kansas City metropolitan areas.

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

OVERVIEW OF RESULTS

During the three- and nine-month periods ended June 30, 2008, Pulaski Financial Corp. experienced strong results in many areas of its business. While net income decreased 16.3% in the June 2008 quarter compared to last year’s quarter as the result of a $989,000 after-tax charge for separation-related expenses resulting from the resignation of the Company’s former chief executive officer, net interest income increased 30.8% and non-interest income increased 3.9% year-over-year. For the nine-month period, net income increased 4.0% in 2008 compared to last year’s period, driven by a 25.6% increase in net interest income and a 20.6% increase in non-interest income. Also significantly affecting net income in 2008 were substantial increases in the provision for loan losses. The growth in non-interest income was bolstered by solid mortgage revenues and strong growth in retail banking fees and investment brokerage revenues. Driving these results were strong lending volumes and robust core deposit growth, which resulted in significant balance sheet growth during the nine-month period. See Results of Operations.

The Company’s strategic plan centers on continued growth as a premier St. Louis community bank and is focused on growth in each of the Company’s core products: commercial loans, residential loans and checking and money market deposit accounts. Total assets increased $159.1 million, or 14.1%, to $1.29 billion at June 30, 2008 from $1.13 billion at September 30, 2007. Approximately 75% of this growth came during the Company’s first 2008 fiscal quarter, as total assets at June 30, 2008 increased $39.7 million, or 3.2%, when compared to December 31, 2007. The growth in total assets was primarily due to $110.3 million of growth in loans receivable and $19.8 million of growth in loans held for sale during the nine months ended June 30, 2008. The growth in loans receivable stemmed almost entirely from growth in the commercial portfolio, as mortgage loans secured by commercial real estate increased $55.2 million to $255.4 million and commercial and industrial loans increased $53.2 million to $130.8 million at June 30, 2008, respectively. These increases were consistent with the Company’s continued focus on profitable growth in these core loan products and were bolstered by the Company’s new banking locations and additional lending staff.

Core deposits, which consist of checking, money market and passbook savings accounts, have been a key component of the Company’s growth and their growth is the primary focus of the Company’s strategic plan. Primarily as the result of increased commercial relationships, successful marketing efforts and new branch locations, core deposits increased 29.4%, or $93.4 million, to $411.1 million at June 30, 2008 from $317.7 million at September 30, 2007. This growth included a $94.6 million increase in checking account balances to $209.5 million and a $463,000 increase in money market deposit accounts to $174.4 million at June 30, 2008. Certificates of deposit decreased $95.6 million to $422.2 million at June 30, 2008, primarily as the result of an $82.0 million decrease in brokered certificates of deposit to $108.4 million, which management treats as a wholesale funding source. These brokered deposits were replaced with lower-costing borrowings from the Federal Home Loan Bank and the Federal Reserve Bank. Total deposits decreased $2.1 million, or 0.3%, to $833.4 million at June 30, 2008 from $835.5 million at September 30, 2007.

The Company has expanded its physical footprint over the last few years to better serve the key business centers of the St. Louis metropolitan area. Since 2005, the Company has opened or acquired six new full-service bank locations in the central corridor of St. Louis, including three new locations opened in calendar year 2007. Many of the area’s key business districts are located in this central corridor. The addition of these new bank locations combined with strong marketing efforts and focused talent acquisition has resulted in rapid growth in the Company’s balance sheet. The three banking locations opened in 2007, Richmond Heights, Clayton and downtown St. Louis, saw combined deposit growth of $40.1 million during the nine months ended June 30, 2008 and had combined total deposits of $55.1 million at June 30, 2008.

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

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$825,025	$12,908	6.26%	$679,536	$12,242	7.21%
Consumer	4,003	64	6.35%	4,156	64	6.19%
Home equity	223,781	3,073	5.49%	211,077	4,177	7.92%

Total loans receivable	1,052,809	16,045	6.10%	894,769	16,483	7.37%
Loans held for sale	68,290	950	5.57%	82,297	1,311	6.37%
Debt securities, net	13,276	80	2.41%	15,939	193	4.84%
Equity securities, net	12,614	217	6.87%	3,897	37	3.82%
FHLB stock	13,488	119	3.52%	9,376	155	6.61%
Mortgage-backed securities	13,961	249	7.15%	3,268	39	4.72%
Other	3,235	17	2.05%	3,994	49	4.98%

Total interest-earning assets	1,177,673	17,677	6.00%	1,013,540	18,267	7.21%

Non-interest-earning assets	85,238			79,619

Total assets	$1,262,911			$1,093,159

Interest-bearing liabilities:
Demand deposit	$112,716	$491	1.74%	$63,163	$276	1.75%
Savings	27,444	23	0.33%	30,070	25	0.34%
Money market	193,162	1,085	2.25%	154,342	1,647	4.27%
Time deposits	415,005	4,065	3.92%	497,293	6,345	5.10%

Total interest-bearing deposits	748,327	5,664	3.03%	744,868	8,293	4.45%

FHLB advances	249,422	1,799	2.88%	173,481	2,275	5.25%
Federal Reserve borrowings	69,923	390	2.23%	3	—	6.23%
Notes payable	5,831	66	4.54%	3,150	56	7.08%
Subordinated debentures	19,589	250	5.11%	19,589	377	7.70%

Total interest-bearing liabilities	1,093,092	8,169	2.99%	941,091	11,001	4.68%

Non-interest bearing liabilities:
Non-interest bearing deposits	63,872			48,208
Other non-interest bearing liabilities	18,590			22,458

Total non-interest-bearing liabilities	82,462			70,666

Stockholders’ equity	87,357			81,402

Total liabilities and stockholders’ equity	$1,262,911			$1,093,159

Net interest income		$9,508			$7,266

Interest rate spread (2)			3.01%			2.53%
Net interest margin (3)			3.23%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.74%			107.70%

(1)	Includes non-accrual loans with an average balance of $5.4 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$802,534	$40,490	6.73%	$642,794	$34,575	7.17%
Consumer	4,201	182	5.76%	3,974	192	6.43%
Home equity	222,735	10,973	6.57%	207,800	12,616	8.10%

Total loans receivable	1,029,470	51,645	6.69%	854,568	47,383	7.39%
Loans held for sale	66,945	2,694	5.37%	63,072	2,900	6.13%
Debt securities, net	15,019	391	3.47%	16,074	579	4.80%
Equity securities, net	9,962	516	6.90%	4,069	121	3.97%
FHLB stock	12,284	388	4.21%	8,957	340	5.07%
Mortgage-backed securities	6,597	318	6.44%	3,413	121	4.74%
Other	3,356	83	3.34%	4,139	159	5.08%

Total interest-earning assets	1,143,633	56,035	6.53%	954,292	51,603	7.21%

Non-interest-earning assets	80,874			73,643

Total assets	$1,224,507			$1,027,935

Interest-bearing liabilities:
Demand deposit	$87,081	$1,130	1.73%	$61,114	$853	1.86%
Savings	28,029	70	0.33%	30,454	83	0.36%
Money market	191,134	4,407	3.07%	152,041	4,820	4.23%
Time deposits	470,034	15,925	4.52%	449,177	16,857	5.00%

Total interest-bearing deposits	776,278	21,532	3.70%	692,786	22,613	4.35%

FHLB advances	233,425	6,387	3.65%	167,854	6,532	5.19%
Federal Reserve borrowings	23,853	406	2.27%	1	—	6.23%
Notes payable	3,909	152	5.18%	3,234	172	7.08%
Subordinated debentures	19,589	985	6.70%	19,589	1,133	7.71%

Total interest-bearing liabilities	1,057,054	29,462	3.72%	883,464	30,450	4.60%

Non-interest bearing liabilities:
Non-interest bearing deposits	61,730			46,097
Other non-interest bearing liabilities	19,656			19,492

Total non-interest-bearing liabilities	81,386			65,589

Stockholders’ equity	86,067			78,882

Total liabilities and stockholders’ equity	$1,224,507			$1,027,935

Net interest income		$26,573			$21,153

Interest rate spread (2)			2.81%			2.61%
Net interest margin (3)			3.10%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.19%			108.02%

(1)	Includes non-accrual loans with an average balance of $6.2 million and $1.3 million for the nine months ended June 30, 2008 and 2007, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2008 vs 2007			Nine Months Ended June 30, 2008 vs 200 7
	Volume	Rate	Net	Volume	Rate	Net
	( In thousands)			( In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$7,862	$(7,196)	$666	$9,172	$(3,257)	$5,915
Consumer	(8)	8	—	16	(26)	(10)
Home Equity	1,501	(2,605)	(1,104)	1,300	(2,943)	(1,643)

Total loans receivable	9,355	(9,793)	(438)	10,488	(6,226)	4,262
Loans held for sale	(208)	(153)	(361)	249	(455)	(206)
Debt securities, net	(28)	(85)	(113)	(36)	(152)	(188)
Equity securities, net	133	47	180	262	133	395
FHLB stock	263	(299)	(36)	139	(91)	48
Mortgage-backed securities	181	29	210	142	55	197
Other	(8)	(24)	(32)	(29)	(47)	(76)

Net change in income on interest earning assets	9,688	(10,278)	(590)	11,215	(6,783)	4,432

Interest-bearing liabilities:
Demand deposits	225	(10)	215	374	(97)	277
Savings	(1)	(1)	(2)	(7)	(6)	(13)
Money market	1,970	(2,532)	(562)	1,507	(1,920)	(413)
Time deposits	(951)	(1,329)	(2,280)	1,102	(2,034)	(932)

Total interest-bearing deposits	1,243	(3,872)	(2,629)	2,976	(4,057)	(1,081)
FHLB advances	3,814	(4,290)	(476)	2,857	(3,002)	(145)
Federal Reserve borrowings	390	—	390	406	—	406
Notes payable	119	(109)	10	45	(65)	(20)
Subordinated debentures	—	(127)	(127)	—	(148)	(148)

Net change in expense on interest bearing liabilities	5,566	(8,398)	(2,832)	6,284	(7,272)	(988)

Change in net interest income	$4,122	$(1,880)	$2,242	$4,931	$489	$5,420

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2008 was $1.7 million, or $0.16 per diluted share on 10.3 million average diluted shares outstanding, compared with net income of $2.0 million, or $0.19 per diluted share on 10.3 million average diluted shares outstanding, during the same quarter last year. For the nine months ended June 30, 2008, net income was $6.9 million, or $0.68 per diluted share on 10.2 million average diluted shares outstanding, compared with $6.7 million, or $0.65 per diluted share on a 10.3 million average diluted shares outstanding, for the same period a year ago. Results for the three- and nine-month periods ended June 30, 2008 included an after-tax charge of $989,000, or $0.10 per diluted share, for a separation payment and other expenses related to the resignation of the Company’s former chief executive officer on May 1, 2008.

Net Interest Income

Net interest income rose 30.8%, or $2.2 million, to $9.5 million for the quarter ended June 30, 2008 compared with $7.3 million for the same period last year. For the nine months ended June 30, 2008, net interest income rose to $26.6 million compared with $21.2 million for the same nine-month period last year. The increases were fueled primarily by improvement in the Company’s net interest margin, which increased to 3.23% during the quarter ended June 30, 2008 from 2.87% for the quarter ended June 30, 2007. For the nine-month period, the net interest margin increased to 3.10% in 2008 compared with 2.96% in 2007. The increased net interest margin was due primarily to an increase in core deposits, which are typically the Company’s lowest cost of funds, combined with lower wholesale funding costs.

Total interest and dividend income decreased $591,000, or 3.2%, to $17.7 million for the quarter ended June 30, 2008 compared with $18.3 million for the comparable 2007 quarter. The decrease was primarily due to a decrease in the average yield on loans receivable from 7.37% during the quarter ended June 30, 2007 to 6.10% during the quarter ended June 30, 2008, partially offset by an increase in the average balance of loans receivable, which increased $158.0 million to $1.05 billion for the June 2008 quarter. For the nine months ended June 30, 2008, total interest income increased $4.4 million, or 8.6%, to $56.0 million compared with $51.6 million for the same nine-month period last year, primarily due to an increase in the average balance of loans, offset by a decrease in the average yield on loans. The average balance of loans receivable increased to $1.03 billion during the nine months ended June 30, 2008 compared with $854.6 million during the nine months ended June 30, 2007. The average yield on loans receivable for the nine-month periods decreased from 7.39% during 2007 to 6.69% during 2008. The decreases in the average loan yields were due to lower market interest rates during the 2008 periods.

Total interest expense decreased $2.8 million, or 25.7%, to $8.2 million for the quarter ended June 30, 2008 compared with $11.0 million during the quarter ended June 30, 2007 and decreased $989,000 to $29.5 million during the nine months ended June 30, 2008 compared with $30.5 million during the same nine-month period last year. The lower expense was the result of decreases in the average cost of funds partially offset by increases in the average balance of interest-bearing liabilities.

The average cost of funds decreased from 4.68% for the quarter ended June 30, 2007 to 2.99% for the quarter ended June 30, 2008 while the average balance of interest-bearing liabilities increased from $941.1 million to $1.09 billion during the same periods, respectively. For the nine-month periods, the average cost of funds decreased from 4.60% during 2007 to 3.72% during 2008 while the average balance of interest-bearing liabilities increased from $883.5 million to $1.06 billion during the same periods, respectively.

The increased average balances in interest-bearing liabilities resulted from increases in the average balances of deposits, advances from the Federal Home Loan Bank of Des Moines (“FHLB”) and borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”), which were used to fund asset growth during the periods. The decreased average costs were the result of lower market interest rates during the periods, growth in core deposits and a shift in the mix of wholesale funding sources. The Company primarily funds its assets with savings deposits from its retail and commercial customers, which are typically its lowest-cost funding source. This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, time deposits from national brokers and short-term borrowings from the Federal Reserve Bank. Management actively chooses between these wholesale funding sources depending on their relative costs and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank. As a result of the 275 basis point decline in the Federal Reserve Board’s target federal funds rate during the nine months ended June 30, 2008 combined with increased national demand for brokered time deposits, the Company had the ability to secure borrowings from the FHLB and the Federal Reserve Bank at rates substantially lower than those available for brokered time deposits. During the nine months ended June 30, 2008, management shifted $82.0 million in maturing brokered time deposits into lower-cost FHLB and Federal Reserve Bank borrowings.

Interest expense on deposits decreased $2.6 million, or 31.7%, to $5.7 million during the quarter ended June 30, 2008 compared with $8.3 million for the quarter ended June 30, 2007 and decreased $1.1 million to $21.5 million during the nine months ended June 30, 2008 compared with $22.6 million for the same nine-month period last year as the result of decreases in the average cost partially offset by increases in the average balance. The average balance of interest-bearing deposits increased to $748.3 million for the quarter ended June 30, 2008 from $744.9 million for the quarter ended June 30, 2007 while the average cost of deposits decreased from 4.45% to 3.03% during the same periods, respectively. For the nine-month periods, the average balance of interest-bearing deposits increased to $776.3 million during 2008 from $692.8 million during 2007 while the average cost decreased from 4.35% to 3.70% during the same periods, respectively. Growth in average total deposits during the 2008 periods was the result of core deposit growth partially offset by a decline in the balance of brokered time deposits. This change in the mix of deposits combined with lower market interest rates resulted in lower average costs during the 2008 periods.

Interest expense on advances from the Federal Home Loan Bank decreased $476,000, or 20.9%, to $1.8 million during the quarter ended June 30, 2008 compared with $2.3 million for the quarter ended June 30, 2007 and was $6.4 million during the nine months ended June 30, 2008 compared with $6.5 million for the same nine-month period last year as the result of decreases in the average cost partially offset by increases in the average balance. The average balance increased to $249.4 million for the quarter ended June 30, 2008 from $173.5 million for the quarter ended June 30, 2007 while the average cost decreased from 5.25% to 2.88% during the same periods, respectively. For the nine-month periods, the average balance increased to $233.4 million during 2008 from $167.9 million during 2007 while the average cost decreased from 5.19% to 3.65% during the same periods, respectively. The increased average balances resulted from additional borrowings, which were used to fund asset growth and replace higher-cost maturing brokered certificates of deposit. The decreased average costs were the result of lower market interest rates during the 2008 periods.

Interest expense on borrowings from the Federal Reserve Bank increased to $390,000 during the quarter ended June 30, 2008 compared with $42 for the quarter ended June 30, 2007 and was $406,000 during the nine months ended June 30, 2008 compared with $42 for the same nine-month period last year as the result of increases in the average balance. The average balance increased to $69.9 million for the quarter ended June 30, 2008 from $3,000 for the quarter ended June 30, 2007, and for the nine-month period, increased to $23.9 million during 2008 from $1,000 during 2007. The average cost of these borrowings during the three and nine months ended June 30, 2008 was 2.23% and 2.27%, respectively. During the 2008 periods, the Company supplemented its wholesale borrowing needs with lower-costing, short-term borrowings from the Discount Window of the Federal Reserve Bank. The proceeds of these borrowings were used to fund asset growth and replace higher-cost maturing brokered certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2008 was $2.1 million and $4.9 million, respectively, compared with $1.9 million and $3.2 million, respectively, for the same periods a year ago. The provision for loan losses in the current-year periods related primarily to substantial growth in performing commercial loans, which carry a higher level of inherent risk than residential loans, charge-offs and an increase in the level of non-performing loans. The ratio of nonperforming loans to total loans increased from 1.03% at September 30, 2007 to 1.40% at June 30, 2008. The balance of nonperforming loans increased $5.6 million to $16.1 million at June 30, 2008 from $10.5 million at September 30, 2007. See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 3.9% to $3.5 million for the quarter ended June 30, 2008 compared with $3.4 million for the same period in the prior year primarily as the result of higher retail banking fees and investment brokerage revenues, partially offset by a decrease in mortgage revenues. For the nine months ended June 30, 2008, total non-interest income increased $1.8 million, or 20.6%, to $10.8 million compared with $8.9 million for the same nine-month period last year as the result of significant increases in mortgage revenues, retail banking fees, investment brokerage revenues and gain on the sales of securities.

Mortgage revenues decreased 7.7% to $1.9 million during the quarter ended June 30, 2008 on loan sales of $331.7 million, compared with mortgage revenues of $2.0 million during the quarter ended June 30, 2007 on loan sales of $399.3 million. For the nine months ended June 30, 2008, mortgage revenues increased to $5.3 million on loan sales of $1.0 billion compared with revenues of $4.5 million on loan sales of $991.4 million for the same nine-month period last year. The Company experienced a modest reduction in loan sales activity in the June 2008 quarter as the result of weakened loan demand caused by an overall shrinkage in the number of qualified, credit-worthy borrowers in the market as may potential borrowers were impacted by the national credit crisis. However, the Company realized higher gross revenue margins during the 2008 periods due primarily to a shift in the mix of the types of loans originated to products with higher sales margins and to reduced market competition. Mortgage revenues for the three and nine months ended June 30, 2008 were reduced by a $200,000 settlement payment related to early payment defaults on loans sold to one of the Company’s major loan investors. Management currently does not anticipate similar settlements with its other investors.

Retail banking fees increased 4.6% to $961,000 during the quarter ended June 30, 2008 from $919,000 during the same 2007 quarter. For the nine months ended June 30, 2008, retail banking fees increased to $2.9 million, or 19.0%, compared with $2.5 million for the same nine-month period last year. The increases were primarily the result of the increase in core deposits and a change in the Company’s policy on account overdraft fees.

Investment brokerage revenues totaled $266,000 and $837,000 for the three and nine months ended June 30, 2008, respectively, compared with $159,000 and $534,000, respectively, for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates. The increased revenues in the 2008 periods were the result of successful sales efforts to new customers combined with an improved bond sales environment caused by the steepened interest-rate yield curve.

Gain on sales of securities totaled $8,000 for the three months ended June 30, 2008 and resulted from the sale of $20.9 million of debt securities classified as available for sale and $426,000 in equity securities classified as available for sale compared with no gain on sales for the same period a year ago. Gain on sales of securities totaled $325,000 for the nine months ended June 30, 2008 and resulted from sales of $45.7 million of debt securities classified as available for sale and $426,000 in equity securities available for sale compared with a $144,000 gain for the nine months ended June 30, 2007 on sales of $773,000 of available-for-sale equity securities.

Non-Interest Expense

Total non-interest expense increased $2.8 million to $8.5 million for the quarter ended June 30, 2008 compared with $5.8 million for the same period a year ago and increased $5.2 million to $22.2 million for the nine months ended June 30, 2008 compared with $16.9 million for the nine months ended June 30, 2007. Non-interest expense for the 2008 periods included a $1.6 million charge for the separation payment, related payroll taxes and legal expenses resulting from the resignation of the Company’s former chief executive officer on May 1, 2008. In addition, the strategic growth in the number of banking locations in 2007 significantly increased non-interest expense during the 2008 periods.

Salaries and employee benefits expense increased $1.7 million to $4.5 million for the quarter ended June 30, 2008 compared with $2.8 million for the quarter ended June 30, 2007 and increased $2.5 million to $10.7 million for the nine months ended June 30, 2008 compared with $8.3 million for the nine months ended June 30, 2007. Salaries and employee benefits expense for the 2008 periods included $1.4 million in separation payments and $21,000 in related payroll taxes resulting from the resignation of the Company’s former chief executive officer. In addition, the increases resulted from the expenses associated with the additional employees at the new Clayton and downtown St. Louis bank locations opened during the second half of calendar year 2007 and staff expansion necessary to support increased commercial loan activity.

Occupancy, equipment and data processing expense increased $314,000 to $1.8 million for the three-month period ended June 30, 2008 compared with $1.5 million for the three-month period ended June 30, 2007 and increased to $5.2 million for the nine months ended June 30, 2008 compared with $4.1 million for the nine months ended June 30, 2007. The increases were primarily due to the new Clayton and downtown St. Louis bank locations and increased data processing costs related to increased loan and deposit activity.

Advertising expense decreased $102,000 to $293,000 for the three-month period ended June 30, 2008 compared with $394,000 for the three-month period ended June 30, 2007 and decreased $86,000 to $927,000 for the nine months ended June 30, 2008 compared with $1.0 million for the nine months ended June 30, 2007. The decreases were generally due to a reduction in the overall level of advertising during the 2008 periods.

Professional fees increased $117,000 to $435,000 for the three-month period ended June 30, 2008 compared with $318,000 for the three-month period ended June 30, 2007 and increased $164,000 to $1.1 million for the nine months ended June 30, 2008 compared with $979,000 for the nine months ended June 30, 2007. The increases were primarily due to $123,000 in legal expenses related to the resignation of the Company’s former chief executive officer.

FDIC deposit insurance premium expense increased $160,000 to $182,000 for the quarter ended June 30, 2008 compared with the same 2007 quarter and increased $510,000 to $572,000 for the nine months ended June 30, 2008 compared with $62,000 for the nine months ended June 30, 2007. The increase was a result of the final utilization, during the quarter ended December 31, 2007, of the one-time assessment credit which was provided to eligible insured depository institutions under the Federal Deposit Insurance Reform Act of 2005. Absent any premium increase resulting from recent bank failures, management expects future quarterly FDIC insurance premium expense to be consistent with the amount recorded in the quarter ended June 30, 2008.

Gain on derivative instruments was $266,000 for the quarter ended June 30, 2008 compared with a gain of $131,000 for the quarter ended June 30, 2007. Gains on derivative instruments were $331,000 and $445,000 for the nine-month periods ended June 30, 2008 and 2007, respectively. The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. The Company uses long-haul, fair-value, hedge accounting. Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings during the period in which the change occurred. See Quantitative and Qualitative Disclosures About Market Risk and Off-Balance Sheet Arrangements.

Data processing termination expense totaled $220,000 for the nine months ended June 30, 2007 due to the write off, during December 2006, of capitalized expenses related to the termination of a contract to convert the Company’s core data processing system. The Company recovered $180,000 of this expense during the quarter ended June 30, 2008.

Real estate foreclosure losses and expense, net include realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties which occur subsequent to foreclosure and expenses incurred in connection with maintaining the properties until they are sold. Real estate foreclosure losses and expense, net increased $534,000 to $677,000 for the quarter ended June 30, 2008 compared with $143,000 for the same quarter last year and increased $597,000 to $1.1 million for the nine-month period ended June 30, 2008 compared with $463,000 for the same nine-month period last year. The increases were generally due to the overall increased foreclosure activity and the related realized losses on sales, and to a $200,000 additional write-down during the June 2008 quarter related to a $2.3 million commercial office building in St. Louis County, Missouri. See Non-Performing Assets.

Income Taxes

The provision for income taxes was $685,000 and $3.3 million for the three and nine months ended June 30, 2008, respectively, compared with $975,000 and $3.3 million for the three and nine months ended June 30, 2007, respectively. The effective tax rate for the nine months ended June 30, 2008 was 32.5% compared with 33.1% for the same 2007 period. The lower effective tax rate was primarily the result of a $150,000 benefit in the December 2007 quarter related to a change in the estimated amount of the Company’s tax liability.

NON-PERFORMING ASSETS

Non-performing assets at June 30, 2008 and September 30, 2007 are summarized as follows:

	June 30, 2008	September 30, 2007
	(Dollars in thousands)
Non-accrual loans:
Residential real estate	$2,725	$2,082
Commercial real estate	1,133	3,708
Real estate construction and development	218	—
Commercial and industrial	240	—
Home equity	948	554
Other	93	105

Total non-accrual loans	5,357	6,449

Accruing loans past due 90 days or more:
Residential real estate	2,809	2,564
Commercial real estate	553	44
Real estate construction and development	953	—
Home equity	1,301	1,064
Other	46	150

Total accruing loans past due 90 days or more	5,662	3,822

Troubled-debt restructurings	5,076	209

Total non-performing loans	16,095	10,480
Real estate acquired in settlement of loans	4,779	3,090
Other nonperforming assets	43	43

Total non-performing assets	$20,917	$13,613

Ratio of non-performing loans to total loans	1.40%	1.03%
Ratio of non-performing assets to totals assets	1.62%	1.20%

Nonperforming loans increased to $16.1 million at June 30, 2008 from $10.5 million at September 30, 2007. The increase was primarily due to an increase in troubled debt restructurings to $5.1 million at June 30, 2008 compared with $209,000 at September 30, 2007 caused by the restructuring of a $3.4 million commercial real estate loan. The largest restructured credit at June 30, 2008 was a $3.4 million loan secured by commercial real estate. Because of the borrower’s weakened financial condition, the loan was restructured during the quarter ended June 30, 2008 to reduce the interest rate to a rate that was closer to current market rates, and to extend the amortization term from 25 to 30 years. The remaining balance of troubled debt restructurings at June 30, 2008 consisted of 16 residential mortgage loans to 9 borrowers. The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans. At June 30, 2008, one restructured loan totaling $119,000 was past due 90 days or more under the restructured loan terms. Management believes the loans are adequately collateralized and properly valued at June 30, 2008.

Non-accrual loans decreased from $6.4 million to $5.4 million during the nine-month period ended June 30, 2008 primarily as a result of the foreclosure on a $2.3 million loan secured by commercial real estate during January 2008 which was previously classified as non-accrual. Non-accrual residential real estate loans at June 30, 2008 consisted of 30 individual loans totaling $2.7 million. Non-accrual commercial loans at June 30, 2008 consisted of five loans secured by commercial real estate totaling $1.1 million.

Accruing loans greater than 90 days past due increased from $3.8 million at September 30, 2007 to $5.7 million at June 30, 2008, primarily as the result of the weakened economic environment. The major components of the increase included a $953,000 increase in real estate construction and development loans, a $509,000 increase in commercial and multi-family real estate loans, a $245,000 increase in loans secured by residential real estate and a $237,000 increase in home equity loans. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Real estate acquired in settlement of loans totaled $4.8 million at June 30, 2008 compared with $3.1 million at September 30, 2007. The balance at June 30, 2008 consisted of 22 residential real estate properties and three commercial real estate properties in the Company’s two primary market areas of St. Louis and Kansas City. The Company’s largest foreclosed property at June 30, 2008 was a $2.3 million commercial office building in St. Louis County, Missouri. The property was acquired through foreclosure in January 2008 and management is currently working through lease issues with the tenant and a potential purchaser. Lease payments are being paid as agreed.

The total balance of impaired loans at June 30, 2008 and September 30, 2007 was $12.0 million and $6.7 million, respectively. Impaired loans with specific allowance for loan losses totaled $6.9 million and $847,000 at June 30, 2008 and September 30, 2007, respectively, and the specific allowance for loan losses related to these loans totaled $1.1 million and $493,000 at June 30, 2008 and September 30, 2007, respectively. Impaired loans with no specific allowance for loan losses totaled $5.1 million and $5.9 million at June 30, 2008 and September 30, 2007, respectively.

ALLOWANCE FOR LOAN LOSSES

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Nine Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Balance, beginning of period	$10,421	$7,817
Provision charged to expense	4,902	3,167
Recoveries	116	26
Charge-offs:
Residential real estate - first liens	(567)	(240)
Residential real estate - second and other liens	(1,238)	(415)
Real estate construction and development	(150)	—
Home equity	(1,014)	(250)
Commercial and multi-family real estate	(374)	—
Consumer and other	(187)	(106)

Total charge-offs	(3,530)	(1,011)

Balance, end of period	$11,909	$9,999

	June 30, 2008	September 30, 2007
Specific loan loss reserves related to non-performing loans	$1,082	$493
Balance of non-performing loans with no specific loan loss reserves	$9,220	$9,633
Ratio of allowance to total loans outstanding	1.04%	1.02%

Net charge-offs for the quarter ended June 30, 2008 totaled $1.3 million, or 0.48% of average loans on an annualized basis compared with $422,000, or 0.17% of average loans on an annualized basis, for the same quarter last year. For the nine-month periods, net charge-offs totaled $3.4 million, or 0.42% of average loans on an annualized basis, in 2008 compared with $985,000, or 0.14% of average loans on an annualized basis in 2007. Net charge-offs in the June 2008 quarter included $911,000 in charge-offs on single-family residential first and second mortgage loans, $276,000 in charge-offs on home equity loans and $121,000 in charge-offs on real estate construction and development loans. Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas and, as a result, while charge-offs in the 2008 period increased, the Company’s five-year average annual historical charge-off experience has been low, totaling only $565,000, or 0.05% of average loans. The Company was historically a lender of only 1-4 family conforming residential loans. Today, the Company has expanded its loan portfolio to include higher-risk home equity, commercial and construction loans. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in 2008. The Company has not engaged in sub-prime lending activities.

The provision for loan losses is determined by management as the amount necessary to bring the allowance for loan losses to a level that is considered adequate to absorb probable losses in the loan portfolio. The allowance for loan losses is a critical accounting estimate reported within the consolidated financial statements. The allowance is based upon quarterly management estimates of probable losses inherent in the loan portfolio. Management’s estimates are determined by quantifying certain risks in the portfolio that are affected primarily by changes in the size and composition of the portfolio combined with an analysis of past-due and classified loans, but can also be affected by: changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices and changes in national and local economic conditions and developments.

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

Generally, when commercial loans are over 30 days delinquent or residential, consumer or home equity loans are over 90 days past due, they are evaluated individually for impairment. Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment. The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the Company records a loss valuation equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available. Historic loss rates used to determine the allowance are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience. Any material increase in non-performing loans could adversely affect our financial condition and results of operation.

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses could adversely affect the Company’s financial condition and results of operations.

FINANCIAL CONDITION

Equity securities available for sale increased $8.1 million to $12.1 million at June 30, 2008 from $4.0 million at September 30, 2007 largely resulting from the purchase of $8.9 million of Fannie Mae 8.25% Series S fixed-rate preferred stock during December 2007 and February 2008. The total market value of these Fannie Mae securities at June 30, 2008 was $8.0 million, which was $851,000 less than the Company’s original cost, resulting in a $527,000 after-tax charge to other comprehensive income. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

Debt securities held to maturity decreased from $6.0 million at September 30, 2007 to $0 at June 30, 2008 and debt securities available for sale decreased from $7.0 million at September 30, 2007 to $1.0 million at June 30, 2008, while mortgage-backed securities held to maturity increased to $16.7 million at June 30, 2008 from $371,000 at September 30, 2007. Such securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing. The increase in mortgage-backed securities resulted primarily from the securitization of $16.3 million of individual portfolio loans into Fannie Mae mortgage-backed securities during April 2008.

Stock in the Federal Home Loan Bank of Des Moines increased $3.5 million to $11.8 million at June 30, 2008 from $8.3 million at September 30, 2007. The increase was due to the increase in the balance of advances from the FHLB, as the Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines increased $64.6 million to $223.0 million at June 30, 2008 from $158.4 million at September 30, 2007 and borrowings from the Federal Reserve Bank of St. Louis increased to $95.0 million at June 30, 2008 from $0 at September 30, 2007. The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, brokered certificates of deposit acquired on a national level and short-term borrowings from the Discount Window of the Federal Reserve Bank. Management actively chooses between these wholesale funding sources depending on their relative costs. The increased balances were used to fund asset growth and replace maturing brokered certificates of deposit. See Net Interest Income.

Notes payable increased $4.7 million to $7.7 million at June 30, 2008 compared with $3.0 million at September 30, 2007. See Liquidity and Capital Resources.

Accrued interest payable decreased $1.4 million to $1.1 million at June 30, 2008 compared with $2.5 million at September 30, 2007 due primarily to a reduction in the balance of brokered time deposits during the period, which pay interest at maturity.

Due to other banks decreased $3.8 million to $13.7 million at June 30, 2008 compared with $17.5 million at September 30, 2007. Due to other banks represents checks drawn on a correspondent bank’s checking account. On a daily basis, the Company settles with the correspondent bank. The balances primarily represent the checks issued to fund loans on the final business day of the month.

Total stockholders’ equity at June 30, 2008 was $86.3 million, an increase of $5.5 million from $80.8 million at September 30, 2007. The increase was primarily attributable to net income totaling $6.9 million, the exercise of 245,542 stock options for $1.2 million and the amortization of equity trust expense of $704,000, partially offset by dividend payments of $2.8 million, the repurchase, during the quarter ended December 31, 2007, of 32,500 shares of the Company’s common stock in the open market at a total cost of $389,000 and the repurchase of 17,271 shares of the Company’s common stock at a total cost of $186,000 from participants in the Company’s stock-based compensation plans to facilitate their payroll tax withholding requirements. Accumulated other comprehensive loss increased $571,000 at June 30, 2008 from $66,000 at September 30, 2007, primarily as the result of a decline in the fair market value of Fannie Mae preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Bank had outstanding commitments to originate loans totaling $133.2 million and commitments to sell loans totaling $165.8 million. At June 30, 2008, certificates of deposit totaling $363.7 million were scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At June 30, 2008, the Bank had approximately $59.7 million in additional borrowing authority under the arrangement with the FHLB in addition to the $223.0 million in advances outstanding at that date.

The borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window. The Bank had approximately $65.8 million in additional borrowing authority at June 30, 2008 under this arrangement in addition to the $95.0 million in borrowings outstanding at that date and had approximately $214.4 million of commercial loans pledged as collateral under this agreement.

In addition, at June 30, 2008, the Company had the following borrowings with a correspondent bank:

	Total Amount Authorized	Amount Outstanding
	(In Millions)
Revolving line of credit with no maturity	$10.0	$—
Term note maturing May 20, 2010	2.7	2.7
Term note maturing September 30, 2008	7.0	5.0

	$19.7	$7.7

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the nine months ended June 30, 2008, the origination of loans held for sale used $1.04 billion of cash and the sales of such loans provided cash totaling $1.02 billion compared with originations of $1.02 billion and sales of $994.9 million during the nine months ended June 30, 2007.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio. During the nine months ended June 30, 2008, the Company had a net increase in loans receivable of $139.9 million compared with an increase of $143.9 million for the nine months ended June 30, 2007. In addition, the Company purchased $85.2 million in debt securities and $9.3 million in equity securities during the nine months ended June 30, 2008 compared with purchases of $37.5 million in debt securities and $224,000 in equity securities during the nine months ended June 30, 2007. Sources of cash from investing activities also included sales and maturities of debt securities totaling $45.7 million and $52.1 million, respectively, during the nine months ended June 30, 2008 compared to sales and maturities of debt securities totaling $0 and $40.0 million, respectively, during the nine months ended June 30, 2007.

The Company’s primary sources and uses of funds from financing activities during the nine months ended June 30, 2008 included a $2.2 million decrease in deposits compared with a $170.3 million increase for the nine months ended June 30, 2007, a $64.6 million increase in advances from the Federal Home Loan Bank compared with a $4.8 million decrease during the same period last year and a $95.0 million increase in borrowings from the Federal Reserve Bank for the nine months ended June 30, 2008 compared with no increase during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2008:

	June 30, 2008
	Certificates of Deposit	FHLB Borrowings	Notes Payable	Other Borrowings	Due to Other Banks
	(In thousands)
Maturing in:
Three months or less	$131,799	$131,900	$5,000	$95,000	$13,652
Over three months through six months	157,381	5,000	—	—	—
Over six months through twelve months	74,474	20,000	—	—	—
Over twelve months	58,588	66,100	2,725	—	—

Total	$422,242	$223,000	$7,725	$95,000	$13,652

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at June 30, 2008 are as follows:

Less than one year	$598,994
Over 1 year through 3 years	1,014,632
Over 3 years through 5 years	935,775
Over 5 years	1,533,586

Total	$4,082,987

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2008 and September 30, 2007.

			Regulatory Capital Requirements
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008:
Tangible capital (to total assets)	$106,652	8.29%	$19,302	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	117,465	10.76%	87,340	8.00%	$109,175	10.00%
Tier I risk-based capital (to risk-weighted assets)	106,652	9.77%	54,588	5.00%	65,505	6.00%
Tier I leverage capital (to average assets)	106,652	8.29%	51,473	4.00%	64,341	5.00%

As of September 30, 2007:
Tangible capital (to total assets)	$98,974	8.79%	$16,892	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	108,751	11.18%	77,790	8.00%	$97,237	10.00%
Tier I risk-based capital (to risk-weighted assets)	98,974	10.18%	48,618	5.00%	58,342	6.00%
Tier I leverage capital (to average assets)	98,974	8.79%	45,045	4.00%	56,307	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2008 from that disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

For the nine months ended June 30, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans. Commitments to originate loans consist primarily of residential real estate loans. At June 30, 2008, the Company had issued $133.2 million of unexpired interest rate lock commitments to loan customers compared with $144.7 million of unexpired commitments at September 30, 2007.

The Company typically economically hedges these derivative commitments through one of two means – either by obtaining a corresponding best-efforts lock commitment with an investor to sell the loan at an agreed upon price, or by forward sales of mortgage-backed securities, which is a means of matching a corresponding derivative asset that has similar characteristics as the bank-issued commitment but changes directly opposite in fair value from market movements. Loans hedged through forward sales of mortgage-backed securities are sold individually or in pools on a mandatory delivery basis to investors, whereas the best efforts sales are locked on a loan-by-loan basis shortly after issuing the rate lock commitments to customers. The Company had outstanding forward commitments to sell mortgage-backed securities totaling $15.0 million in notional value at September 30, 2007. These hedges were matched against $15.3 million of interest rate lock commitments at September 30, 2007 that were to be sold through the mandatory delivery of loan pool sales. The carrying value of the interest rate lock commitment liabilities included in the consolidated balance sheets was a credit balance totaling $125,000 at September 30, 2007. The carrying value of the forward sales commitment assets included in the consolidated balance sheets was a credit balance totaling $25,000 at September 30, 2007. There were no such forward commitments outstanding at June 30, 2008.

The Company entered into interest rate swap agreements during November 2004 which were designed to convert the fixed rates paid on certain brokered certificates of deposit into variable, LIBOR-based rates. The effect of the swap agreements result in the counterparty paying the fixed rate to the Company while the Company pays the variable LIBOR-based rate to the counterparty. Effective January 1, 2006, the Company designated $80.0 million of interest rate swaps as fair value hedges of $80.0 million of the fixed-rate, brokered certificates of deposit under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”) using long-haul, fair-value, hedge accounting. At June 30, 2008, these fair value hedges were considered to be highly effective. Any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings, as appropriate, during the period in which the change occurred. The notional amounts of the liabilities being hedged were $10.0 million and $80.0 million at June 30, 2008 and September 30, 2007, respectively. During the nine months ended June 30, 2008, interest rate swaps with notional amounts totaling $70 million were called by the counterparty under the terms of the contracts in response to the declining interest rate environment and the remaining $10 million in notional amount was scheduled to be called on July 28, 2008. At June 30, 2008, swaps in a net settlement payable position totaled $13,000 and there were no swaps in a net settlement receivable position. At September 30, 2007, there were no swaps in a net settlement receivable position and swaps in a net settlement payable position totaled $864,000. Net gains of $266,000 and $331,000 were recognized on fair value hedges during the three and nine months ended June 30, 2008, respectively, compared with net gains of $131,000 and $445,000 during the three and nine months ended June 30, 2007, respectively.

The maturity date, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of June 30, 2008 and September 30, 2007 are summarized as follows:

		June 30, 2008				September 30, 2007
Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability	Notional Amount	Interest Rate Paid	Interest Rate Received	Estimated Fair Value Of Liability
October 20, 2008	$—	—	—	$—	$10,000,000	5.50%	4.30%	$(55,664)
November 19, 2009	—	—	—	—	10,000,000	5.52%	3.50%	(26,557)
November 23, 2009	—	—	—	—	10,000,000	5.46%	3.75%	(72,534)
November 26, 2010	—	—	—	—	10,000,000	5.49%	4.13%	(205,111)
November 26, 2010	—	—	—	—	5,000,000	5.48%	4.13%	(101,518)
November 26, 2010	—	—	—	—	5,000,000	5.47%	4.13%	(100,482)
January 24, 2010	—	—	—	—	10,000,000	5.44%	3.70%	(43,702)
January 28, 2011	10,000,000	2.44%	4.30%	(12,644)	10,000,000	5.47%	4.30%	(178,348)
February 25, 2011	—	—	—	—	5,000,000	5.47%	4.80%	(48,365)
September 14, 2012	—	—	—	—	5,000,000	5.58%	4.25%	(31,931)

Total	$10,000,000			$(12,644)	$80,000,000			$(864,212)

The gross amounts of interest paid to and received from the counterparty under the swap agreements and the related average interest rates during the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Interest paid (variable rate):
Total amount (000s)	$228.6	$1,080.8	$1,805.9	$3,207.7
Average interest rate	2.74%	5.40%	4.25%	5.35%

Interest received (fixed rate):
Total amount (000s)	$469.8	$898.3	$2,068.5	$2,510.3
Average interest rate	5.64%	4.49%	4.87%	4.18%

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

During the quarter ended June 30, 2008, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of June 30, 2008, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 through April 30, 2008	3,577	$10.90	3,577	386,203
May 1, 2008 through May 31, 2008	—	—	—	386,203
June 1, 2008 through June 30, 2008	—	—	—	386,203
Total	3,577	$10.90	3,577

(1)	In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp.*

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.**

3.3	Bylaws of Pulaski Financial Corp.***

4.0	Form of Certificate for Common Stock****

10.1	Agreement of Purchase and Sale, dated May 21, 2008, between Pulaski Bank and United Trust Fund Limited Partnership

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.
**	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.
***	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.
****	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 8, 2008	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: August 8, 2008	/s/ Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer