Form 10-K
period 2008-09-30
PULASKI FINANCIAL CORP
filed 2008-12-12
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $91.5 million.

There were issued and outstanding 10,217,459 shares of the registrant’s common stock as of December 10, 2008.

Documents Incorporated by Reference

Portions of 2008 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III).

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, rather statements based on Pulaski Financial Corp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Unless the context indicates otherwise, all references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Pulaski Financial Corp. and its subsidiaries.

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank (the “Bank”). The Company’s primary asset is its investment in the Bank, but it also maintains investment and mortgage-backed securities portfolios for liquidity. It has subordinated debt in connection with the issuance of trust preferred securities, the proceeds from which have been injected into the Bank as capital. Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in the Kansas City metropolitan area and the Illinois portion of the St. Louis metropolitan area. Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate one-to four-family residential mortgage loans, residential construction loans, home equity lines of credit, multifamily and commercial real estate and commercial and industrial loans principally within its lending market.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City metropolitan area. In the St. Louis metropolitan area, we conduct operations out of our main office, eleven full-service branch offices and one loan production office. In the Kansas City metropolitan area, we operate out of two mortgage lending offices in Lee’s Summit, Missouri and Overland Park, Kansas.

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

At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.5% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the thirteenth largest market share out of 139 financial institutions with offices in this metropolitan statistical area. Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation and Regions Financial Corp., operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers. We expect competition to increase in the future as a result of legislative, regulatory and technological changes. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the St. Louis metropolitan area.

Lending Activities

Residential Mortgage Lending. The majority of our mortgage production is sold on a best efforts, flow basis, servicing-released, to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending. This strategy also allows us to offer more competitive interest rates. Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 days. The loans held in warehouse provide an attractive asset yield during the short time we hold them, pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-cost, short-term funds. Loan sale activity is our largest source of non-interest income.

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

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price. We will make loans in excess of that limit provided the borrower obtains mortgage insurance or the customer demonstrates sufficient credit history and ability to service the debt. Prior to 2008, the Company offered second mortgage loans that exceed 80% combined loan-to-value ratios, which were priced with enhanced yields. The Company still offers second mortgage loans up to 85% of the current loan values on an exception basis to extremely credit-worthy borrowers. However, the current underwriting guidelines are more stringent due to the current adverse economic environment. At September 30, 2008 the Company had $86.3 million of second mortgage loans.

We generally obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers. During the year ended September 30, 2008, the Company performed approximately 60% of its appraisals through the in-house staff. By using in-house staff to perform the appraisal services, management has improved the quality of the appraisal process as loan officers no longer have the ability to control the assignment of the appraisal services.

Construction and Development Loans. We originate real estate construction and development loans that consist primarily of 1-4 family residential construction loans made to retail mortgage customers and builders. Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants. We employ both internal staff and external title company experts to ensure that loan disbursements are substantiated by regular inspections and review. Construction and development loans are similar to all residential loans in that loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due. In most instances, loan amounts are limited to 85% of the “as completed” appraised value of the construction project. Personal guarantees are generally obtained from commercial borrowers. At September 30, 2008, the Company had $6.7 million of land development loans to residential developers and none of these loans were greater than 90 days past due.

Commercial Real Estate Loans. We engage in commercial real estate lending, typically through direct originations. We have expanded our commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates. Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans. Personal guarantees are generally obtained. Our commercial loan policy limits our lending amount to 15% of our unimpaired Bank capital plus reserves, which was $114.8 million at September 30, 2008. Current market conditions are particularly adverse for residential land development loans and the Company has recently de-emphasized this type of lending.

Commercial and Industrial Loans. We originate commercial and industrial loans that are secured by property such as inventory, equipment and finished goods. All commercial borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan. In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower. The structure of the collateral varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged. Personal guarantees are generally obtained.

Home Equity Lines of Credit. Home equity lines of credit are secured with a deed of trust and are issued in an amount up to 85% of the appraised or assessed value of the property securing the line of credit, less the outstanding balance on the first mortgage. The Bank’s credit underwriting standards for home equity loans have generally followed conforming loan guidelines. This type of loans is generally originated in conjunction with the process of originating first mortgage loans eligible for sale in the secondary market. In prior periods, the Company originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans. At September 30, 2008, the balance of equity loans with combined loan-to-value ratios equal to 100% totaled approximately $5 million. Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis. Our introductory rate on equity lines loans is also the floor rate on all new originations. Interest rates are based upon the loan-to-value ratio of the property, with better rates given to borrowers with more equity. Home equity lines of credit, because they adjust monthly with fluctuations in the prime interest rate, present less interest rate risk to us. Lending up to 100% of the value of the property presents greater credit risk to us. Consequently, we limit this product to customers with a favorable credit history.

Consumer and Other Loans. We originate consumer loans to residents of the metropolitan areas of St. Louis and Kansas City. These loans are generally offered to our customers as a convenience and include automobile loans, unsecured loans, and other secured consumer goods loans. Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks. New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model. Collision and comprehensive insurance coverage is required on all automobile loans. Consumer and other loans totaled $6.9 million at September 30, 2008.

Loan Marketing and Processing. Loan applicants come through direct marketing efforts by our loan officers, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions. All types of loans may be originated in any of our offices, but are closed primarily at title companies to accommodate our customers. Loans we retain in our portfolio are serviced from our main office. Loans sold into the secondary mortgage market are generally sold on a “servicing released” basis and are serviced by the purchaser while loans sold on a participation basis are serviced by us. Mortgage loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing. An appraisal of the real estate offered as collateral is performed by an appraiser approved by us and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure. The CEO may approve secured loans up to $1.0 million and unsecured up to $250,000. An internal loan committee, consisting of five senior officers and two non-management directors approves secured loans up to $8.0 million and unsecured loans up to $2.0 million, while all loans above these levels are approved by the full board of directors.

Loan applicants are promptly notified of our decision. Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 60 to 90 days.

Loan Underwriting Risks.

Adjustable-Rate Loans. The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased costs to be paid by the customer due to changing interest rates. During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased costs to the borrower. Furthermore, because the ARM loans we originate generally provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

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

Construction and Development Loans. Construction and development loans involve greater credit risks than residential or commercial real estate lending. Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development. If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss. We generally obtain personal guarantees from builders and commercial borrowers.

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

Consumer Loans. Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan repayments are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by loss of employment, divorce, illness or personal bankruptcy. Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

TABLE 1: Loans Receivable

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$253,132	22.97%	$232,064	24.05%	$230,585	28.89%	$219,192	33.98%	$214,652	41.31%
Residential second mortgage	86,349	7.83%	100,142	10.37%	84,161	10.54%	36,537	5.67%	28,007	5.39%
Commercial and multi-family	293,713	26.64%	230,425	23.86%	164,157	20.56%	118,695	18.40%	63,592	12.24%
Real estate construction	99,382	9.01%	98,921	10.24%	57,195	7.16%	45,022	6.98%	34,441	6.63%
Commercial and industrial	137,688	12.49%	77,642	8.04%	48,785	6.11%	26,306	4.08%	16,787	3.23%
Home equity	225,357	20.44%	219,539	22.73%	207,153	25.95%	195,647	30.34%	158,462	30.50%
Consumer and other:
Automobile	2,334	0.21%	2,647	0.27%	2,123	0.27%	1,838	0.28%	1,801	0.35%
Other	4,562	0.41%	4,271	0.44%	4,154	0.52%	1,676	0.27%	1,884	0.35%

Total loans	1,102,517	100.00%	965,651	100.00%	798,313	100.00%	644,913	100.00%	519,626	100.00%

Add (less):
Unamortized loan origination costs, net of loan fees	5,205		5,163		4,879		3,931		3,152
Loans in process	(6,223)		(10,567)		(10,176)		(8,843)		(6,615)
Allowance for loan losses	(12,762)		(10,421)		(7,817)		(6,806)		(5,579)

Total loans receivable, net	$1,088,737		$949,826		$785,199		$633,195		$510,584

TABLE 2: Loan Maturities and Re-pricing (1)

	At September 30, 2008
	Due Or Re-pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential	$93,573	$101,116	$144,792	$339,481
Commercial and multi-family	169,160	107,739	16,814	293,713
Real estate construction	82,014	15,831	1,537	99,382
Commercial and industrial	95,187	18,689	23,812	137,688
Home equity	197,152	28,141	64	225,357
Consumer and other	1,891	4,790	215	6,896

Total loans	$638,977	$276,306	$187,234	$1,102,517

(1)	Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3: Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2009
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential	$135,724	$110,184
Commercial and multi-family	124,216	337
Real estate construction	17,368	—
Commercial and industrial	42,501	—
Home equity	—	28,205
Consumer and other	5,005	—

Total	$324,814	$138,726

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

Loan Originations, Sales and Purchases. To manage our interest rate risk position, we generally sell the fixed-rate residential mortgage loans that we originate. The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on deposits will increase while we hold long-term, fixed-rate loans in our portfolio. It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available. Residential mortgage loans are generally sold with servicing released. Gains, net of origination expense, from the sale of such loans are recorded at the time of sale. Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing. This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a best efforts delivery, which minimizes any exposure from loans that do not close. Our issuance of interest rate commitments is considered a derivative investment and changes in market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4: Loan Activity

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,024,584	$859,472	$710,064
Loans originated:
Residential real estate	1,454,363	1,483,847	1,299,247
Commercial and multi-family real estate	119,259	123,862	110,818
Real estate construction and development	66,825	104,946	65,612
Commercial and industrial	302,280	172,946	78,008
Home equity	147,640	179,997	178,650
Consumer and other	3,057	3,101	3,059

Total loans originated	2,093,424	2,068,699	1,735,394

Loans acquired in business combination	—	—	12,249
Loans purchased:
Residential real estate	1,475	513	18,753
Commercial real state	27,627	16,020	1,790
Loans sold	(1,327,263)	(1,331,839)	(1,146,312)
Loan principal repayments	(646,190)	(588,281)	(472,466)

Net loan activity	149,073	165,112	149,408

Total gross loans, including loans held for sale, at end of period	$1,173,657	$1,024,584	$859,472

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

If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior of the property is taken. The physical condition and occupancy status of the property is determined before recommending further action. Such inspection normally takes place on or about the 45th day of delinquency. Generally, after 45 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available for eligible homeowners. If by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures. The first notice is mailed to the borrower 8 days following the payment due date. The Bank receives a computer-generated collection report daily. The customer is contacted by telephone to ascertain the nature of the delinquency. If by the 45th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank’s intent to begin legal action if the delinquency is not corrected. Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral or may collect under the existing note, whatever is most economically efficient.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest or principal.

The Bank’s Board of Directors is informed, on a quarterly basis, as to the status of all loans that are delinquent 90 days or more, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by the Bank.

TABLE 5: Non-performing Assets

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage.	$5,904	$1,780	$736	$142	$370
Residential real estate second mortgage	752	302	58	—	—
Commercial and multi-family real estate	1,125	3,708	—	—	—
Real estate-construction and development	133	—	—	—	—
Commercial and industrial	341	—	—	—	—
Home equity	1,695	554	119	—	66
Consumer and other	160	105	27	24	93

Total	10,110	6,449	940	166	529

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage.	2,543	2,212	3,614	4,742	3,495
Residential real estate second mortgage	—	352	370	—	—
Commercial and multi-family real estate	231	44	125	—	—
Real estate-construction and development	—	—	—	440	—
Commercial and industrial	—	—	—	—	—
Home equity	1,468	1,064	1,456	618	215
Consumer and other	7	150	21	17	32

Total	4,249	3,822	5,586	5,817	3,742

Troubled debt restructurings:
Residential real estate first mortgage .	4,985	209	220	13	—
Residential real estate second mortgage	670	—	—	—	—
Commercial and industrial	537	—	—	—	—
Home equity	112	—	—	—	—

Total	6,304	209	220	13	—

Non-performing loans (1)	20,663	10,480	6,746	5,996	4,271
Real estate owned (net)	3,519	3,090	2,764	754	1,068
Other non-performing assets	237	43	43	—	7

Total non-performing assets	$24,419	$13,613	$9,553	$6,750	$5,346

Total non-performing loans as a percentage of net loans	1.88%	1.09%	0.85%	0.94%	0.83%
Total non-performing loans as a percentage of total assets	1.58%	0.93%	0.70%	0.76%	0.67%
Total non-performing assets as a percentage of total assets	1.87%	1.20%	0.99%	0.86%	0.84%

(1)	Includes $221,000, $696,000, $667,000, $663,000, and $848,000 of FHA/VA loans at September 30, 2008, 2007, 2006, 2005 and 2004, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $369,000, $347,000 and $69,000 for the years ended September 30, 2008, 2007 and 2006, respectively. The gross interest income that would have been recorded in such period if the loans had been current in accordance with their terms and had been outstanding throughout the period was $445,000, $633,000 and $110,000 for the years ended September 30,

2008, 2007 and 2006, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Acquired in Settlement of Loans. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value less estimated selling costs. Upon receipt of a new appraisal and market analysis, the carrying value is written down through a charge to income, if appropriate. The balance of real estate acquired in settlement of loans increased $429,000 from $3.1 million at September 30, 2007 to $3.5 million at September 30, 2008. The balance at September 30, 2008 consists of thirty-seven residential properties, five residential construction properties and two building lots acquired in settlement of debts outstanding.

Asset Classification. The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of Thrift Supervision (“OTS”). The regulations require that each insured institution regularly review and classify its assets based on asset quality. In addition, OTS examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

The Bank’s Risk Management Committee, which includes the Bank’s Chief Financial Officer, other senior officers and collection department personnel meet quarterly to review all classified assets, to approve action plans to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves.

TABLE 6: Classified Loans

	At September 30, 2008
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
Residential real estate first mortgage	—	$—	11	$635	68	$8,918	—	$—
Residential real estate second mortgage	—	—	4	67	32	840	—	—
Commercial and multi-family real estate	—	—	3	18	15	11,691	—	—
Real estate construction and development	—	—	—	—	4	8,187	—	—
Commercial and industrial	—	—	2	124	31	7,342	2	1,097
Home equity	—	—	4	94	59	2,470	2	30
Consumer and other	1	2	15	149	1	3	—	—

Total	1	$2	39	$1,087	210	$39,451	4	$1,127

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. All charged-off loans are charged to the allowance for loan losses and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to the Bank’s income. The allowance for loan losses is based on management’s periodic evaluation of the Bank’s past loan loss experience, known and inherent risks in the portfolio, the composition of the loan portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Bank periodically recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances in order to reduce loan balances to the estimated value of the collateral.

The following assessments are performed quarterly in accordance with the Bank’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination. The risk ratings are assigned through the use of a credit-scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value ratio, affordability ratios and other personal history. Historical loss rates and industry data for each credit rating are used to determine the appropriate allocation percentage for each loan grade. Commercial real estate loans are individually reviewed and assigned a credit risk rating at least annually by the internal loan committee. Consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

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

TABLE 7: Allowance for Loan Losses

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$10,421	$7,817	$6,806	$5,579	$3,866
Allowance of acquired institution	—	—	282	—	—
Provision charged to expense	7,735	3,855	1,501	1,634	1,934
Charge-offs:
Residential real estate first mortgage	940	193	497	209	73
Residential real estate second mortgage	1,600	521	—	—	—
Commercial and multi-family real estate	374	—	—	—	—
Real estate construction and development	455	119	—	—	—
Commercial and industrial	355	—	7	—	—
Home equity	1,674	296	88	10	15
Consumer and other	233	164	190	197	146

Total charge-offs	5,631	1,293	782	416	234

Recoveries
Residential real estate first mortgage	2	—	3	5	1
Residential real estate second mortgage	1	—	—	—	—
Real estate construction and development	—	—	—	—	5
Home equity	224	17	3	—	—
Consumer and other	10	25	4	4	7

Total recoveries	237	42	10	9	13

Net charge-offs	5,394	1,251	772	407	221

Allowance at end of period	$12,762	$10,421	$7,817	$6,806	$5,579

Ratio of allowance to total loans outstanding at the end of the period	1.16%	1.09%	0.99%	1.06%	1.08%
Ratio of net charge-offs to average loans outstanding during the period	0.52%	0.14%	0.10%	0.06%	0.06%
Allowance for loan losses to non-performing loans	61.76%	99.44%	115.89%	113.51%	130.63%

TABLE 8: Allocation of Allowance for Loan Losses

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate first and second mortgage	$4,034	30.79%	$3,561	34.42%	$3,462	39.43%	$2,584	39.65%	$2,248	49.44%
Home equity	1,753	20.44	1,396	22.73	1,428	25.95	2,107	30.34	1,976	30.50
Commercial and multi-family real estate	3,824	26.64	3,045	23.86	1,611	20.56	1,063	18.40	335	8.53
Real estate construction and development	1,067	9.01	1,028	10.24	521	7.16	517	6.98	448	6.58
Commercial and industrial	1,827	12.49	1,054	8.04	533	6.11	273	4.08	219	4.24
Consumer and other	257.63		337.71		262.79		262.55		353.71

Total allowance for loan losses	$12,762	100.00%	$10,421	100.00%	$7,817	100.00%	$6,806	100.00%	$5,579	100.00%

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

We maintain a portfolio of primarily investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates and collateralized mortgage obligations. Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. Collateralized mortgage obligations are types of debt securities issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally dividend into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

The Investment Committee, which includes our Chief Executive Officer and our Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures. Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments). Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered. The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value. They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2008 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the government or its agencies.

TABLE 9: Investment and Mortgage-Backed Securities

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Held to maturity at amortized cost:
Investment securities -
U.S. Treasury and Agency Obligations	$—	$5,980	$12,932

Mortgage-backed securities:
FHLMC	$4	$12	$27
GNMA	283	327	364
FNMA	15,434	—	—

Total	$15,721	339	391

Collateralized mortgage obligations - FHLMC	$23	$32	$50

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$—	$7,043	$—

Mortgage-backed securities:
GNMA	$280	$322	$401
FNMA	1,943	2,333	2,789

Total	$2,223	$2,655	$3,190

Collateralized mortgage obligations - GNMA	$7,958	$—	$—

Equity securities	$1,537	$3,965	$4,517

TABLE 10: Maturities and Yields

	At September 30, 2008
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities	$—	—	$2	12.03%	$283	9.18%	$15,436	4.83%	$15,721	4.91%
CMOs	—	—	—	—	—	—	23	3.40%	23	3.40%

Total mortgage-backed and related securities	$—	—	$2	12.03%	$283	9.18%	$15,459	4.83%	$15,744	4.91%

Available for sale:
Mortgage-backed securities	$2	6.00%	$1,941	3.82%	$—	—	$280	7.41%	$2,223	4.24%
CMOs	—	—	—	—	—	—	7,958	4.15%	7,958	4.15%

Total mortgage-backed and related securities	$2	6.00%	$1,941	3.82%	$—	—	$8,238	4.24%	$10,181	4.16%

The above table is presented based upon contractual maturities. Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. At September 30, 2008, the Company’s portfolio did not include any callable securities. This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General. Deposits, loan repayments, loan sales, FHLB borrowings and borrowings from the Federal Reserve Bank are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by the level of market interest rates. Borrowings from the FHLB of Des Moines and borrowings from the Federal Reserve Bank may be used to compensate for reductions in the availability of funds from these other sources.

Deposit Accounts. Our depositors reside predominately in the St. Louis metropolitan area. Deposits are attracted from within our market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider current market interest rates, the pricing of competitors, our profitability, the Company’s overall interest-rate-risk profile, the Company’s liquidity needs and our customer preferences and concerns. Our Asset Liability Committee regularly reviews our deposit mix and pricing. We supplement our retail deposits through brokered certificates of deposit and municipal deposits.

TABLE 11: Deposits

	At September 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$76,404	8.35%	$57,005	6.82%	$38,830	5.92%
Interest-bearing checking	178,698	19.52	57,816	6.92	53,448	8.15
Passbook savings accounts	25,829	2.82	28,909	3.46	31,896	4.86
Money market	149,141	16.29	173,950	20.82	134,383	20.50

Total demand deposits	430,072	46.98	317,680	38.02	258,557	39.43

Certificates of deposit which mature:
Within 1 year	420,766	45.98	360,188	43.11	276,316	42.15
After 1 year, but within 3 years	53,176	5.81	108,324	12.97	46,786	7.14
Thereafter	11,297	1.23	49,297	5.90	73,918	11.28

Total certificates of deposit	485,239	53.02	517,809	61.98	397,020	60.57

Total deposits	$915,311	100.00%	$835,489	100.00%	$655,577	100.00%

Included in certificates of deposit at September 30, 2008, were brokered time deposits totaling $110.5 million, $10.1 million and $8.4 million that were scheduled to mature during the years ended September 30, 2009, 2010 and 2011, respectively.

At September 30, 2008, 2007 and 2006, certificates of deposit with a minimum principal amount of $100,000 totaled $221.2 million, $278.6 million, and $189.6 million, respectively. At September 30, 2008, such deposits were scheduled to mature as follows:

TABLE 12: Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2008
(In thousands)
Three months or less	$88,031
Over 3 through 6 months	46,069
Over 6 through 12 months	49,571
Over 12 months	37,513

Total	$221,184

TABLE 13: Time Deposits by Rates

	At September 30,
	2008	2007	2006
	(In thousands)
0.00 – 1.99%	$21,468	$2,536	$4,177
2.00 – 2.99%	183,702	3,805	17,565
3.00 – 3.99%	196,728	39,393	33,718
4.00 – 4.99%	17,265	31,677	91,632
5.00 – 5.99%	65,627	439,991	249,558
10.00 – 10.99%	449	407	370

Total	$485,239	$517,809	$397,020

TABLE 14: Time Deposits by Maturities

	Amount Due as of September 30, 2008
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 – 1.99%	$21,468	$—	$—	$—	$—	$21,468
2.00 – 2.99%	167,023	16,058	192	182	247	183,702
3.00 – 3.99%	175,188	9,761	10,055	1,200	524	196,728
4.00 – 4.99%	10,088	3,545	2,901	138	593	17,265
5.00 – 5.99%	46,999	10,122	93	8,413	—	65,627
10.00 – 10.99%	—	449	—	—	—	449

Total	$420,766	$39,935	$13,241	$9,933	$1,364	$485,239

TABLE 15: Deposit Activity

	Years Ended September 30,
	2008	2007	2006
	(In thousands)
Beginning balance	$835,489	$655,577	$496,171
Deposits acquired in business combination	—	—	41,370
Net increase excluding interest credited	60,998	160,598	107,226
Interest credited	18,824	19,314	10,810

Net increase in deposits	79,822	179,912	159,406

Ending balance	$915,311	$835,489	$655,577

TABLE 16: Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$63,325	—%	$47,982	—%	$31,365	—%
Interest-bearing checking	106,009	1.97	60,996	1.85	48,266	1.44
Passbook savings	27,727	0.33	30,170	0.35	32,430	0.36
Money market	183,957	2.88	155,261	4.24	98,804	3.16
Certificates of deposit	466,094	4.28	466,248	5.05	373,125	4.21

Total	$847,112	3.24%	$760,657	4.12%	$583,990	3.36%

Borrowings. We use advances from the FHLB of Des Moines and borrowings from the Federal Reserve Bank to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB of Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale. Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

TABLE 17: FHLB Advances

	Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Maximum balance at any month end during the period	$265,500	$203,500	$200,000
Average balance during the period	224,460	168,476	168,067
Period-end balance	210,600	158,400	172,800
Weighted-average interest rate:
At end of period	2.67%	4.81%	5.08%
During the period	3.54%	5.20%	4.63%

We have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed. These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less. At September 30, 2008, $224.2 million of commercial loans were assigned under this arrangement. The assets underlying these borrowings are under the Bank’s physical control.

TABLE 18: Federal Reserve Borrowings

	Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Maximum balance at any month end during the period	$112,000	$—	—
Average balance during the period	34,093	1	—
Period-end balance	40,000	—	—
Weighted-average interest rate:
At end of period	2.25%	—	—
During the period	2.28%	6.25%	—

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company. At September 30, 2008, we had outstanding subordinated debentures totaling $19.6 million. Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

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

We also operate a fixed-income securities sales division consisting of five management and sales personnel. The business consists primarily of buying and selling bonds for community bank investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corporation, sells insurance products and annuities. Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects. At September 30, 2008, the Bank’s equity investment in its subsidiary was $384,237 or 0.03% of the Bank’s assets.

Personnel

As of September 30, 2008, we had 427 full-time equivalent employees. The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position
Gary W. Douglass	57	President and Chief Executive Officer of Pulaski Financial Corp. and Chief Executive Officer of the Bank
W. Thomas Reeves	54	President of Pulaski Bank
Ramsey K. Hamadi	39	Chief Financial Officer of Pulaski Financial Corp. and Pulaski Bank
Matthew A. Locke	39	President of Mortgage Lending Division of Pulaski Bank
Brian Bjorkman	37	President of Commercial Lending Division of Pulaski Bank
Cheri Bliefernich	40	Executive Vice President of Banking Operations of Pulaski Bank

(1)	As of September 30, 2008.

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank. There are no family relationships among the executive officers.

Gary W. Douglass was named President and Chief Executive Office of the Company and Chief Executive Officer of the Bank on May 1, 2008. Before joining Pulaski, Mr. Douglass was Executive Vice President, Finance and Chief Financial Officer of CPI Corp. (NYSE: CPI), a leading portrait studio operator in North America, headquartered in St. Louis. Mr. Douglass previously held the position of Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., parent of Roosevelt Bank, before its merger with Mercantile Bancorporation, Inc. in 1997. Mr. Douglass is a certified public accountant and a former partner with Deloitte, where he headed that firm’s accounting and auditing practice and its financial institutions practice in St. Louis.

W. Thomas Reeves has served as President of the Bank since March 2006. Prior to joining Pulaski, Mr. Reeves served as Executive Director of Downtown Now!, a not-for-profit organization dedicated to generating investment in, and development of, the downtown St. Louis Area from October 1999 to March 2006. Mr. Reeves also served as Senior Vice President and Chief Lending Officer of Mercantile Bank of St. Louis, where he oversaw all middle market and real estate lending activity in five states. He was Senior Vice President and Chief Lending officer and served in various executive and board positions with Mark Twain Bancshares Inc. and its affiliates. He also served as a bank regulator with the Missouri Division of Finance.

Ramsey K. Hamadi joined the Bank in June 2000 as Controller before being named Chief Financial Officer in July 2001. Prior to joining the Bank, Mr. Hamadi was a Safety and Soundness Examiner at the Federal Reserve Bank of St. Louis.

Matthew A. Locke joined the Bank in 1997 and currently serves as the President of the Mortgage Division. Prior to assuming his current position, he served the Bank as Senior Vice President and Kansas City Lending Manager. Mr. Locke holds a BBA from Pittsburg State University and a MBA from Webster University in St. Louis.

Brian Bjorkman joined the Bank in 2003 and currently serves as the President of the Commercial Division. Prior to joining the Bank, Mr. Bjorkman was President of Commercial Lending at Founders Bank in Chesterfield, Missouri prior to its acquisition by Bank Midwest. Mr. Bjorkman is a graduate of Drake University.

Cheri Bliefernich joined the Bank in 2004 and has served as Executive Vice President of Banking Operations since October 2008. Prior to assuming the current position, Mrs. Bliefernich served as Senior Vice President, Banking since January 2007 and Vice President, Commercial Retail since November 2004. She has also served as Senior Vice President of Retail Banking at Royal Banks and Vice President of Retail Banking at Founders Bank. Mrs. Bliefernich has been in the banking industry for over 16 years.

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

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 2008, the Bank met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution since it is a subsidiary of the holding company. If the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report.

Branching. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS regulations preempt any state law purporting to regulate branching by federal savings institutions.

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

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, the Federal Deposit Insurance Corporation has proposed to adopt an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would make the range eight to 771/2 basis points. The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds. That payment is established quarterly and for the year ended December 31, 2008, averaged 1.2 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Reserve System. The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that for 2008, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over up to and including $45.8 million; a 10% reserve ratio is applied over $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by OTS regulation, such as lending and real estate investments. OTS has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including insurance activities and underwriting, and investment banking.

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

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%. At September 30, 2008, approximately $62.5 million of second mortgage loans, or 18.4% of our $339.5 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90%. In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount, of up to 100% of the value of the home securing the loan. At September 30, 2008, we held $13.6 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan-to-value ratio in our home equity line of credit portfolio is below 80%. These loan-to-value ratios are based on values at the time of origination. Subsequent declines in real estate values could result in an increase in such ratios. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale.

The unseasoned nature of many loans in our commercial loan portfolio may result in errors in judging their collectability, which may lead to additional provisions or charge-offs, which would reduce our profits.

Our commercial loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has increased $123.8 million, or 30.4%, to $530.8 million at September 30, 2008 from $407.0 million at September 30, 2007, and increased $416.0 million, or 362.3%, from $114.8 million at September 30, 2004. A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. These loans have also not been subjected to a sustained period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential mortgage loan portfolio.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Our non-performing assets increased significantly in fiscal 2008 from $13.6 million, or 1.20% of total assets at September 30, 2007 to $24.4 million, or 1.87% of total assets. The increase was primarily due to the weakened economy and the softening real estate market. If the economy and/or the real estate market continues to weaken these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance. If this occurs, we may experience losses, which could have a negative effect on our results of operations. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

With most of our loans concentrated in the St. Louis and Kansas City metropolitan areas, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the St. Louis metropolitan area, our success depends, to a significant extent, upon economic conditions in the St. Louis metropolitan area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Missouri could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.

Negative developments in the latter half of calendar 2007 and 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

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

Like other financial institutions, we are subject to interest-rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., the prime rate) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

We principally manage interest-rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest-rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

If The Goodwill That We Recorded in Connection with a Business Acquisition Becomes Impaired, It Could Have a Negative Impact on Our Profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. At September 30, 2008, our goodwill totaled $3.9 million. While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets have increased $666.3 million, or 104.4%, from $637.9 million at September 30, 2004 to $1.30 billion at September 30, 2008, primarily due to increases in commercial, residential and home equity loans. We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that we have sufficient capital resources to satisfy our capital requirements for the foreseeable future. Subsequent to September 30, 2008, we applied for $32.5 million in preferred stock in the U.S. Treasury Department’s Tarp Capital Purchase Program. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit. At September 30, 2008, we had $210.6 million of FHLB advances outstanding with an additional $76.4 million available borrowing capacity, $40.0 million of borrowings from the Federal Reserve Bank outstanding with an additional $128.1 million available borrowing capacity and $128.9 million in brokered certificates of deposit. If we were to become less than “well capitalized,” as defined by applicable OTS regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.

We may continue to build market share in the St. Louis metropolitan area through our branching strategy. We opened three new branches during calendar year 2007. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale. We have no assurance our new branches will be successful even after they have been established.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend, in part, upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our chief executive officer. The loss of the chief executive officer and other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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

Pulaski Bank is subject to extensive regulation, supervision and examination by the OTS, its chartering authority, and by the FDIC, as insurer of its deposits. The Company is subject to regulation and supervision by the OTS. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the FDIC insurance fund and for the depositors and borrowers of Pulaski Bank. The regulation and supervision by the OTS and the FDIC are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have, in recent years, increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

The banking business is highly competitive and we experience competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank conducts its business through twelve full-service banking offices. The following table sets forth information on those offices as of September 30, 2008.

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
		(Dollars in thousands)
Main Office:
12300 Olive Boulevard Creve Coeur, Missouri 63141	1978	$3,204	Owned		32,300

Full-Service Bank Offices:
199 Jamestown Mall Florissant, Missouri 63034	1998	57	Leased	(2)	2,500

3760 South Grand Avenue St. Louis, Missouri 63118	1967	567	Owned		3,500

4226 Bayless Road St. Louis, Missouri 63123	2001	751	Owned		3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	840	Owned		2,800

1700 O’Fallon Road
St. Charles, Missouri 63304	2003	1,201	Owned		4,000

17701 Edison Road, Suite 100 Chesterfield, Missouri 63005	2005	1,609	Owned		3,800

415 DeBaliviere St. Louis, Missouri 63112	2006	1,500	Owned	(3)	25,000

10 Maryland Plaza St. Louis, Missouri 63108	2006	25	Leased	(4)	1,700

6510 Clayton Road Richmond Heights, Missouri 63117	2007	2,892	Owned		2,700

900 Olive Street St. Louis, Missouri 63101	2007	957	Leased	(5)	3,700

175 Carondelet Plaza Clayton, Missouri 63105	2007	937	Leased	(6)	4,100

Other Offices:
12152 Olive Boulevard St. Louis, Missouri 63141	2002	—	Leased	(7)	5,000

6600 College Boulevard Overland Park, Kansas 66211	2002	176	Leased	(8)	10,000

702 East Highway 50 O’Fallon, Illinois 62269	2006	58	Leased	(9)	10,400

2724A Grovelin Street Godfrey, Illinois 62035	2006	9	Leased	(10)	1,400

Location	Year Opened	Net Book Value (1)	Owned/ Leased		Approximate Square Footage
8413 Clint Drive Belton, Missouri 64012	2007	53	Leased	(11)	900

821 NE Columbus, Suite 100 Lee’s Summit, Missouri 64063	2008	8	Leased	(12)	1,900

One Pulaski Center Drive St. Louis, Missouri 63141	2003	4,094	Owned	(13)	27,000

Future offices (14)		915

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	Includes the period the office was located at 6955 Parker Road at Highway 367 in Florissant. The office was moved to its current site in October 1998. Lease expires on August 31, 2011.
(3)	The Bank acquired this location as a result of the acquisition of Central West End Bank in March 2006. Approximately 7,974 square feet is leased to eight tenants with varying lease expiration dates.
(4)	The Bank acquired this lease as a result of the acquisition of Central West End Bank in March 2006. The lease expires on April 30, 2009.
(5)	Lease expires on August 31, 2017.
(6)	Lease expires on September 30, 2017.
(7)	Serves as a record storage site. Lease is on a month-to-month term.
(8)	Houses loan production office. Lease expires on October 31, 2013.
(9)	Houses loan production office. Lease expires on February 28, 2009. Office was closed October 31, 2008.
(10)	Houses loan production office. Lease expires on December 14, 2009.
(11)	Houses loan production office. Lease expires on April 30, 2010.
(12)	Houses loan production office and opened effective October 14, 2008. Lease expires on October 15, 2011.
(13)	Houses the mortgage lending, appraisal and title divisions.
(14)	Consists of land purchased at New Halls Ferry, leasehold improvements and furniture, fixtures and equipment related to Lee’s Summit office opened effective October 2008.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL Midwest Thrift Index. The total return assumes reinvestment of all dividends. The graph assumes $100 was invested at the close of business on September 30, 2003.

	At September 30,
Index	2003	2004	2005	2006	2007	2008
Pulaski Financial Corp.	$100.00	$136.22	$187.59	$178.56	$142.45	$100.12
NASDAQ Composite	100.00	106.15	120.41	126.39	151.18	117.06
SNL Midwest Thrift Index	100.00	113.21	117.98	129.14	128.62	111.71

Source: SNL Financial LC, Charlottesville, VA

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	63	$9.50	63	386,140
August 1, 2008 through August 31, 2008	—	—	—	386,140
September 1, 2008 through September 30, 2008	2,074	8.70	2,074	384,066
Total	2,137	$8.72	2,137

(1)	In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Analysis” in the Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 32 in the Annual Report to Stockholders.

KPMG LLP’s attestation report on the Company’s internal control over financial reporting is incorporated by reference to page 33 in the Annual Report to Stockholders.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1—Election of Directors” in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee expert, the section captioned “Corporate Governance – Meetings and Committees of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance – Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

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

Information required by this item is incorporated herein by reference to the section captioned “Item 2 – Approval of the Amendment to the Pulaski Financial Corp. 2006 Long-Term Incentive Plan – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships, and Director Independence Related Transactions

The information set forth under the sections captioned “Corporate Governance – Independent Directors,” “– Policy and Procedures Governing Related Party Transactions,” and “Transactions with Management” in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 3 – Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2008 and 2007

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years ended September 30, 2008, 2007 and 2006

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the Annual Report to Stockholders

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Articles of Incorporation of Pulaski Financial Corp.[1]

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.[2]

3.3	Bylaws of Pulaski Financial Corp.[3]

4.1	Form of Certificate for Common Stock[4]

4.2	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass[5]

10.2	Pulaski Financial Corp. 2002 Stock Option Plan.[1]

10.3	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan[6]

10.4	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan[7]

10.5	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”) [8]

10.6	Separation and Release Agreement between Pulaski Financial Corp. and William A. Donius[5]

10.7	Form of Stock Option Agreement[9]

10.8	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan[11]

10.9	Pulaski Financial Corp. Stock-Based Preferred Compensation Plan[11]

10.10	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.11	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form[11]

10.12	Pulaski Financial Corp. 2006 Long-Term Incentive Plan[11]

10.13	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Ramsey K. Hamadi, W. Thomas Reeves, Matthew A. Locke and Brian J. Bjorkman

13.1	Annual Report to Stockholders

21.1	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.
[2]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004.
[3]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 9, 2005.
[4]	Incorporated herein by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998.
[5]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008.
[6]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.
[7]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004.
[8]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-K for the year ended September 30, 2003, as filed on December 27, 2003.
[9]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005.
[10]	Incorporated herein by reference to Pulaski Financial Corp.’s Form 10-k for the year ended September 30, 2005, as filed on December 13, 2005.
[11]	Incorporated herein by reference to Pulaski Financial Corp.’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.
(Registrant)

/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary W. Douglass Gary W. Douglass	President and Chief Executive Officer (principal executive officer)	December 12, 2008

/s/ Ramsey K. Hamadi Ramsey K. Hamadi	Chief Financial Officer (principal accounting and financial officer)	December 12, 2008

/s/ Stanley J. Bradshaw Stanley J. Bradshaw	Chairman of the Board	December 12, 2008

/s/ Lee S. Wielansky Lee S. Wielansky	Vice-Chairman of the Board	December 12, 2008

/s/ William M. Corrigan, Jr. William M. Corrigan, Jr.	Director	December 12, 2008

/s/ William A. Donius William A. Donius	Director	December 12, 2008

/s/ Leon A. Felman Leon A. Felman	Director	December 12, 2008

/s/ Michael R. Hogan Michael R. Hogan	Director	December 12, 2008

/s/ Timothy K. Reeves Timothy K. Reeves	Director	December 12, 2008

/s/ Steven C. Roberts Steven C. Roberts	Director	December 12, 2008