Form 10-Q
period 2008-12-31
PULASKI FINANCIAL CORP
filed 2009-02-09
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2009
Common Stock, par value $.01 per share	10,241,645 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND SEPTEMBER 30, 2008 (UNAUDITED)

	December 31,	September 30,
	2008	2008
ASSETS

Cash and amounts due from depository institutions	$22,789,675	$28,430,409
Federal funds sold and overnight deposits	1,128,185	647,453
Total cash and cash equivalents	23,917,860	29,077,862
Equity securities available for sale, at fair value	589,000	733,000
Debt securities available for sale, at fair value	4,016,819	-
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $15,158,931 and $15,607,652 at December 31, 2008 and September 30, 2008, respectively)	15,130,639	15,744,497
Mortgage-backed securities available for sale, at fair value	11,936,775	10,180,666
Capital stock of Federal Home Loan Bank, at cost	9,860,900	10,896,100
Loans held for sale, at lower of cost or market	79,301,875	71,966,443
Loans receivable, net of allowance for loan losses of $15,663,958 and $12,761,532 at December 31, 2008 and September 30, 2008, respectively	1,141,328,720	1,088,736,516
Real estate acquired in settlement of loans, net of allowance for losses of $141,800 and $417,773 at December 31, 2008 and September 30, 2008, respectively	2,609,331	3,518,806
Premises and equipment, net	19,716,832	19,853,426
Bank-owned life insurance	27,885,195	27,591,986
Accrued interest receivable	5,295,601	5,614,887
Goodwill	3,938,524	3,938,524
Core deposit intangible	329,932	361,591
Deferred tax asset	8,031,681	8,062,641
Prepaid expenses, accounts receivable and other assets	9,268,512	7,873,515
Total assets	$1,363,158,196	$1,304,150,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,001,934,509	$915,311,365
Advances from Federal Home Loan Bank of Des Moines	96,400,000	210,600,000
Borrowings from the Federal Reserve Bank of St. Louis	143,000,000	40,000,000
Note payable	7,640,000	7,640,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,791,972	3,667,014
Accrued interest payable	673,604	1,505,949
Due to other banks	-	14,377,831
Other liabilities	9,676,204	9,098,795
Total liabilities	1,280,705,289	1,221,789,954
Stockholders' Equity:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; none issued or outstanding	-	-
Common stock - $.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at December 31, 2008 and September 30, 2008	130,687	130,687
Treasury stock - at cost; 2,830,873 and 2,853,078 shares at December 31, 2008 and September 30, 2008, respectively	(16,202,110)	(16,278,615)
Treasury stock - equity trust - at cost; 231,068 and 226,992 shares at December 31, 2008 and September 30, 2008, respectively	(2,681,791)	(2,771,883)
Additional paid-in capital	52,207,535	51,987,198
Accumulated other comprehensive income (loss)	14,802	(97,394)
Retained earnings	48,983,784	49,390,513
Total stockholders’ equity	82,452,907	82,360,506
Total liabilities and stockholders’ equity	$1,363,158,196	$1,304,150,460

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007
Interest and Dividend Income:
Loans receivable	$16,350,922	$18,941,655
Debt and equity securities	106,856	218,553
Mortgage-backed securities	313,123	35,417
Capital stock of the Federal Home Loan Bank of Des Moines	59,867	130,701
Other	3,944	43,821
Total interest and dividend income	16,834,712	19,370,147
Interest Expense:
Deposits	6,123,294	8,201,737
Advances from Federal Home Loan Bank of Des Moines	1,170,653	2,525,367
Borrowings from the Federal Reserve Bank of St. Louis	79,767	137
Subordinated debentures	246,423	393,560
Notes payable	101,120	47,853
Total interest expense	7,721,257	11,168,654
Net interest income	9,113,455	8,201,493
Provision for loan losses	4,691,578	1,032,551
Net interest income after provision for loan losses	4,421,877	7,168,942
Non-Interest Income:
Mortgage revenues	1,549,630	1,107,536
Retail banking fees	967,034	1,028,498
Investment brokerage revenues	261,464	215,011
Gain on the sales of securities	243,386	53,924
Other	292,022	573,556
Total non-interest income	3,313,536	2,978,525
Non-Interest Expense:
Salaries and employee benefits	3,342,002	3,020,556
Occupancy, equipment and data processing expense	1,781,391	1,596,924
Advertising	285,999	340,167
Professional services	261,470	283,217
FDIC deposit insurance premuim expense	199,219	232,751
Gain on derivative instruments	-	(122,247)
Real estate foreclosure losses and expense, net	341,564	228,560
Other	661,055	700,087
Total non-interest expense	6,872,700	6,280,015
Income before income taxes	862,713	3,867,452
Income tax expense	296,856	1,135,300
Net income	$565,857	$2,732,152

Other comprehensive income	112,196	104,767
Comprehensive income	$678,053	$2,836,919
Per Share Amounts:
Basic earnings per share	$0.06	$0.28
Weighted average common shares outstanding - basic	10,114,506	9,780,132
Diluted earnings per share	$0.06	$0.27
Weighted average common shares outstanding - diluted	10,274,626	10,186,789

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2008 (UNAUDITED)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total

Balance, September 30, 2008	$130,687	$(19,050,498)	$51,987,198	$(97,394)	$49,390,513	$82,360,506

Comprehensive income:

Net income	-	-	-	-	565,857	565,857

Change in unrealized gain (loss) on investment securities, net of tax	-	-	-	263,096	-	263,096

Realized gain on sales of investment securities included in net income, net of tax	-	-	-	(150,900)	-	(150,900)
Comprehensive income	-	-	-	112,196	565,857	678,053

Dividends ($0.095 per share)	-	-	-	-	(972,586)	(972,586)

Stock option and award expense	-	-	132,505	-	-	132,505

Stock issued under dividend reinvestment plan (25,652 shares)	-	104,686	58,430	-	-	163,116

Shares surrendered to satisfy tax withholding obligations of stock-based compensation	-	(28,181)	-	-	-	(28,181)

Purchase of equity trust shares (6,950 shares)	-	(44,200)	-	-	-	(44,200)

Distribution of equity trust shares (9,504 shares)	-	134,292	(134,292)	-	-	-

Amortization of equity trust expense	-	-	163,694	-	-	163,694

Balance, December 31, 2008	$130,687	$(18,883,901)	$52,207,535	$14,802	$48,983,784	$82,452,907

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$565,857	$2,732,152
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	451,830	425,219
Net deferred loan costs	596,425	681,891
Net amortization of debt and equity securities premiums and discounts	54,603	(125,316)
Broker fees financed under interest-rate swap agreements	-	143,916
Equity trust expense, net	163,694	287,186
Stock option and award expense	132,505	129,389
Provision for loan losses	4,691,578	1,032,551
Provision for losses on real estate acquired in settlement of loans	56,500	34,000
Losses on sales of real estate acquired in settlement of loans	129,270	63,104
Originations of loans held for sale	(262,834,432)	(313,036,235)
Proceeds from sales of loans held for sale	256,800,138	284,988,902
Gain on sales of loans held for sale	(1,301,138)	(997,902)
Loss on equity securities available for sale	155,500	-
Gain on sales of debt securities available for sale	(398,886)	(53,924)
Gain on sale of investment in joint venture	-	(30,755)
Gain on derivative instruments	-	(122,247)
Increase in cash value of bank-owned life insurance	(293,209)	(265,390)
Decrease in accrued expenses	(721,987)	(254,535)
Excess tax benefit from stock-based compensation	-	(50,099)
Increase in current income taxes payable	133,662	267,610
Changes in other assets and liabilities	(748,469)	(2,232,745)
Net adjustments	(2,932,416)	(29,115,380)

Net cash used in operating activities	(2,366,559)	(26,383,228)
Cash Flows From Investing Activities:
Proceeds from sales of debt securities available for sale	51,050,500	5,199,840
Proceeds from maturities of debt securities available for sale	-	5,000,000
Proceeds from maturities of debt securities held to maturity	-	10,000,000
Proceeds from redemption of FHLB stock	4,571,500	1,921,000
Purchases of debt securities available for sale	(54,714,020)	(10,169,930)
Purchases of equity securities available for sale	-	(6,528,544)
Purchases of debt securities held to maturity	-	(13,876,653)
Purchases of mortgage-backed securities available for sale	(1,831,568)	-
Purchases of FHLB stock	(3,536,300)	(6,104,400)
Principal payments received on mortgage-backed securities	849,764	114,547
Net increase in loans receivable	(59,107,153)	(78,937,005)
Proceeds from sales of real estate acquired in settlement of loans receivable	1,950,650	773,000
Proceeds from sale of investment in joint venture	-	49,375
Cash paid for equity in joint venture	-	(233,691)
Purchases of premises and equipment	(315,236)	(186,555)
Net cash used in investing activities	$(61,081,863)	$(92,979,016)

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

	Three Months Ended
	December 31,
	2008	2007
Cash Flows From Financing Activities:
Net increase in deposits	$86,623,144	$33,533,511
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(114,200,000)	93,900,000
Proceeds from Federal Reserve Bank borrowings, net	103,000,000	-
Payment on notes payable	-	(85,000)
Net decrease in due to other banks	(14,377,831)	(5,874,373)
Net decrease in advance payments by borrowers for taxes and insurance	(1,875,042)	(1,966,023)
Treasury stock issued for purchase of equity in joint venture	-	191,835
Proceeds from cash received in dividend reinvestment plan	163,116	219,305
Purchase of equity trust shares	(44,200)	-
Excess tax benefit for stock based compensation	-	50,099
Treasury stock issued for stock options exercised	-	348,216
Dividends paid on common stock	(972,586)	(901,570)
Stock repurchases	(28,181)	(394,064)
Net cash provided by financing activities	58,288,420	119,021,936
Net decrease in cash and cash equivalents	(5,160,002)	(340,308)

Cash and cash equivalents at beginning of period	29,077,862	23,674,743

Cash and cash equivalents at end of period	$23,917,860	$23,334,435

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$6,912,177	$9,396,102
Interest on advances from FHLB and other borrowings	1,194,530	2,463,920
Interest on other borrowings	94,521	-
Interest on subordinated debentures	251,319	393,770
Interest on notes payable	101,254	47,510
Cash paid during the period for interest	8,553,801	12,301,302
Income taxes, net	201,000	839,640

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	$1,226,945	$1,425,710

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2008 and September 30, 2008 and its results of operations for the three-month periods ended December 31, 2008 and 2007.  The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2008 contained in the Company’s 2008 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Certain reclassifications have been made to fiscal 2008 amounts to conform to the fiscal 2009 presentation.

2.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential common shares outstanding is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2008	2007

Net income	$565,857	$2,732,152

Weighted average shares outstanding - basic	10,114,506	9,780,132
Treasury stock - equity trust	101,863	177,563
Equivalent shares - employee stock options and awards	58,257	229,094

Weighted average shares outstanding - diluted	10,274,626	10,186,789

Net income per share - basic	$0.06	$0.28
Net income per share - diluted	$0.06	$0.27

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

The following options to purchase shares during the three-month periods ended December 31, 2008 and 2007 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.  These options expire in various periods from 2013 through 2018, respectively.

	Three Months Ended
	December 31,
	2008	2007

Number of option shares	654,771	339,691
Equivalent anti-dilutive shares	1,260,975	132,119

3.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  Except as described below, all stock option awards issued during the three months ended December 31, 2008 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of two to five years.  In November 2008, options for 32,000 shares of the Company’s common stock were awarded to directors with terms providing for immediate vesting and exercise prices equal to the market value of the Company’s shares at the date of grant. The exercise period for stock options generally may not exceed 10 years from the date of grant.  Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

A summary of the Company’s stock option program as of December 31, 2008 and changes during the three-month period then ended, is presented below:

				Weighted-
		Weighted	Aggregate	Average
		Average	Intrinsic	Remaining
	Number	Exercise	Value	Contractual
	Of Shares	Price	(in millions)	Life (years)

Outstanding at October 1, 2008	788,233	$10.38

Granted	130,350	7.58

Exercised	—	—

Expired	—	—

Forfeited	—	—

Outstanding at December 31, 2008	918,583	$9.99	$464,527	6.7

Exercisable at December 31, 2008	451,791	$8.51	$457,733	4.5

The weighted average grant-date fair value of options granted during the three months ended December 31, 2008 was $1.90 per share.  As of December 31, 2008, the total unrecognized compensation expense related to non-vested stock options and awards was $1.2 million and the related weighted average period over which it is expected to be recognized is 3.2 years.

The fair value of stock options granted during the three-month periods ended December 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended
	December 31,
	2008	2007
Risk free interest rate	4.30%	4.22%
Expected volatility	35.53%	27.83%
Expected life in years	5.4	5.5
Dividend yield	4.27%	2.62%
Expected forfeiture rate	3.37%	1.28%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff.  The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company and paid into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to the purchase of Company shares in the open market and cash.  Should the participants voluntarily leave the Company, they forego any unvested accrued benefits.  At December 31, 2008, there were 231,068 shares in the plan totaling $2.7 million, which were classified as treasury stock – equity trust in the Company’s consolidated financial statements, of which 92,860 were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  There were no excess tax benefits associated with share based payments during the three months ended December 31, 2008.

4.	INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”).  At December 31, 2008, the Company had $180,000 of unrecognized tax benefits, $139,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2008, the Company had approximately $41,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2005 through 2008 remain open to examination by the taxing jurisdictions to which the Company is subject.

5.	DEBT SECURITIES

Debt securities available for sale at December 31, 2008 consisted of two Federal Home Loan Bank bonds totaling $4.0 million with a weighted average interest rate of 2.49% and a weighted average maturity of 5 months.  Gross unrealized gains and gross unrealized losses at December 31, 2008 totaled $8,000 and $12,000, respectively.

6.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at December 31, 2008 and September 30, 2008 are summarized as follows:

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$2,802	$307	$-	$3,109
Ginnie Mae	241,345	20,282	(89)	261,538
Fannie Mae	14,863,511	96,778	(88,634)	14,871,655
Total	15,107,658	117,367	(88,723)	15,136,302
Collateralized mortgage obligations - Freddie Mac	22,981	-	(352)	22,629

Total	$15,130,639	$117,367	$(89,075)	$15,158,931

Weighted average rate at end of period	4.80%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$572,450	$15,859	$(1,992)	$586,317
Fannie Mae	1,872,309	-	(11,136)	1,861,173
Total	2,444,759	15,859	(13,128)	2,447,490
Collateralized mortgage obligations:
Ginnie Mae	7,950,129	21,980	-	7,972,109
Freddie Mac	1,514,063	3,113	-	1,517,176
Total	9,464,192	25,093	-	9,489,285

Total	$11,908,951	$40,952	$(13,128)	$11,936,775

Weighted average rate at end of period	4.17%

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$3,556	$376	$(3)	$3,929
Ginnie Mae	282,820	29,312	(308)	311,824
Fannie Mae	15,434,529	48,119	(214,043)	15,268,605
Total	15,720,905	77,807	(214,354)	15,584,358
Collateralized mortgage obligations - Freddie Mac	23,592	-	(298)	23,294

Total	$15,744,497	$77,807	$(214,652)	$15,607,652

Weighted average rate at end of period	4.91%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$263,833	$15,657	$-	$279,490
Fannie Mae	1,957,014	-	(14,006)	1,943,008
Total	2,220,847	15,657	(14,006)	2,222,498
Collateralized mortgage obligations - Ginnie Mae	8,105,406	-	(147,238)	7,958,168

Total	$10,326,253	$15,657	$(161,244)	$10,180,666

Weighted average rate at end of period	4.16%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of December 31, 2008 and September 30, 2008.  The Company has the ability and intent to hold these securities until such time as the values recover or the securities repay or mature.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuers.

	Length of Time in Continuous Unrealized Loss Position at December 31, 2008
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held to Maturity:
Mortgage-backed securities	5,460,161	88,723	-	-	5,460,161	88,723
Collateralized mortgage obligations	22,629	352	-	-	22,629	352
	5,482,790	89,075	-	-	5,482,790	89,075

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale:
Mortgage-backed securities	$2,176,333	$13,128	$-	$-	$2,176,333	$13,128
Collateralized mortgage obligations	-	-	-	-	-	-
	2,176,333	13,128	-	-	2,176,333	13,128

Total	$7,659,123	$102,203	$-	$-	$7,659,123	$102,203

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

	Length of Time in Continuous Unrealized Loss Position at September 30, 2008
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held to Maturity:
Mortgage-backed securities	10,201,656	214,354	-	-	10,201,656	214,354
Collateralized mortgage obligations	23,592	298	-	-	23,592	298
	10,225,248	214,652	-	-	10,225,248	214,652

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale:
Mortgage-backed securities	$1,943,008	$14,006	$-	$-	$1,943,008	$14,006
Collateralized mortgage obligations	7,958,168	147,238	-	-	7,958,168	147,238
	9,901,176	161,244	-	-	9,901,176	161,244

Total	$20,126,424	$375,896	$-	$-	$20,126,424	$375,896

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

7.	LOANS RECEIVABLE

Loans receivable at December 31, 2008 and September 30, 2008 are summarized as follows:

	December 31,	September 30,
	2008	2008

Real estate mortgage:
Residential first mortgage	$265,875,451	$253,132,315
Residential second mortgage	82,439,264	86,348,973
Home equity lines of credit	229,461,356	225,357,406
Multi-family residential	31,631,164	32,546,370
Commercial real estate	281,216,604	261,166,327

Real estate construction and development:
Residential	32,081,925	34,511,026
Multi-family	9,788,821	9,607,101
Commercial	62,308,801	55,263,607

Commercial and industrial	154,581,490	137,688,076
Consumer and installment	6,711,794	6,895,479
	1,156,096,670	1,102,516,680
Add (less):
Deferred loan costs	5,241,679	5,204,730
Loans in process	(4,345,671)	(6,223,362)
Allowance for loan losses	(15,663,958)	(12,761,532)
Total	$1,141,328,720	$1,088,736,516

Weighted average interest rate at end of period	5.34%	6.02%

8.	DEPOSITS

Deposits at December 31, 2008 and September 30, 2008 are summarized as follows:

	December 31, 2008		September 30, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$106,928,752	-	$76,404,474	-
Interest-bearing checking	206,143,419	1.71%	178,697,883	2.51%
Passbook savings accounts	24,962,999	0.19%	25,828,504	0.32%
Money market	127,855,680	0.92%	149,141,121	2.12%
Total transaction accounts	465,890,850	1.02%	430,071,982	1.80%

Certificates of deposit:
Retail	236,536,506	3.33%	232,369,917	3.50%
CDARS	146,877,537	2.41%	123,932,466	2.79%
Brokered	152,629,616	3.53%	128,937,000	3.85%
Total certificates of deposit	536,043,659	3.13%	485,239,383	3.41%

Total deposits	$1,001,934,509	2.15%	$915,311,365	2.65%

9.	FAIR VALUES OF ASSETS AND LIABILITIES

Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

SFAS 157 specifies a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value.  This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities.  Level 2 financial instrument valuations use quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data of substantially the full term of the assets or liabilities.  Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

The following disclosures exclude certain non-financial assets and liabilities, which are deferred under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Staff Position No. 157” (“FSP No. 157-2”).  Such non-financial assets include foreclosed real estate, long-lived assets, goodwill, and core deposit intangible assets, which are written down to fair value if considered impaired.  The deferral of these disclosures is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial assets and liabilities, and defers disclosures required by SFAS No. 157 until the Company’s fiscal year beginning October 1, 2009.  The Company does not expect the adoption of the remaining provisions of this statement to have a material effect on its financial statements.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This position was effective when issued.  The adoption of this position did not have an effect on our financial statements.

The Company records securities available for sale and derivative financial instruments at their fair values on a recurring basis.  Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  The following is a general description of the methods used to value such assets.

Equity Securities Available for Sale.  The fair values of equity securities available for sale are generally based on quoted market prices or market prices for similar assets.  However, nonpublic investments are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments.

Debt and Mortgage-Backed Securities Available for Sale.  The fair values of debt and mortgage-backed securities available for sale are generally based on quoted market prices or market prices for similar assets.

Interest Rate Swap Assets and Liabilities.  The fair values of interest rate swap assets and liabilities are generally based on the income approach to value using observable Level II market expectations at measurement date and standard quantitative valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact.  Level II inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, LIBOR basis spreads, volatilities, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements.

Loans Held for Sale.  The fair values of loans held for sale are generally based on quoted market prices or market prices for similar assets.

Impaired Loans.  The fair values of impaired loans are generally based on market prices for similar assets.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2008 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities available for sale	$589	$-	$589	$-
Debt securities available for sale	4,017	-	4,017	-
Mortage-backed securities available for sale	11,937	-	11,937	-
Interest-rate swap	1,536	-	1,536	-
Total assets	$18,079	$-	$18,079	$-
Liabilities:
Interest-rate swap	1,536	-	1,536	-
Total liabilities	$1,536	$-	$1,536	$-

Assets that were recorded at fair value on a non-recurring basis at December 31, 2008 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2008				Quarter Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2008
	(In thousands)
Assets:
Loans held for sale, at lower of cost or market	$79,302	$-	$79,302	$-	$-
Impaired loans	36,467	-	36,467	-	2,015
Total assets	$115,769	$-	$115,769	$-	$2,015

10.	GOODWILL

Goodwill totaled $3.9 million at December 31, 2008 and September 30, 2008, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2008, the Company reviewed goodwill for impairment as of December 31, 2008 in addition to its annual review at September 30, 2008.  No impairment losses were recognized during fiscal year 2008 or the three months ended December 31, 2008.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2008, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.36 billion in assets at December 31, 2008.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in the St. Louis and Kansas City metropolitan areas.

The Company has primarily grown its assets and deposits internally by building its residential and commercial lending operations, by opening de novo branches, and by hiring experienced bankers with existing customer relationships in its market.  The Company’s goal is to continue to deliver value to its shareholders and enhance its franchise value and earnings through controlled growth in its banking operations, while maintaining the personal, community-oriented customer service that has characterized its success to date.

COMMUNITY BANKING STRATEGY PRODUCES MEANINGFUL GROWTH IN KEY BUSINESS LINES

The Company experienced a 79.3% decrease in net income for the three months ended December 31, 2008 compared with the same quarter last year largely as the result of an increased provision for loan losses.  However, execution of its community banking strategy produced strong performance in each of its three primary business lines, commercial banking services, retail mortgage lending and retail banking services, resulting in meaningful growth in loans receivable, core deposits, total assets, net interest income and mortgage revenues.  The Company’s community banking strategy emphasizes high-quality, responsive, and personalized customer service.  The Company has been successful in distinguishing itself from the larger regional banks operating in its market areas by offering quicker decision making in the delivery of banking products and services, offering customized products where needed, and providing customers access to senior decision makers.

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses and its growth in the St. Louis market continues to be fueled by these commercial banking relationships.  Total assets grew $59.0 million, or 4.5%, from $1.30 billion at September 30, 2008 to $1.36 billion at December 31, 2008, primarily as the result of a $52.6 million increase in loans receivable to $1.41 billion at December 31, 2008.  The growth in loans receivable was largely due to growth in commercial loans, as mortgage loans secured by commercial real estate increased $20.1 million to $281.2 million, commercial and industrial loans increased $16.9 million to $154.6 million and commercial real estate construction and development loans increased $7.0 million to $62.3 million at December 31, 2008, respectively.  Commercial loan originations totaled $143.4 million during the three months ended December 31, 2008 compared with $162.4 million during the same period last year.  Because commercial loans generally carry the highest yields in the Company’s loan portfolio, growth in these loans enhanced the Company’s net interest margin during the current-year quarter.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking account balances increased $18.0 million to $286.8 million at December 31, 2008 compared with $168.8 million at September 30, 2008.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staff in the St. Louis and Kansas City metropolitan areas.  It does not engage in sub-prime lending.  The majority of loans originated in the retail mortgage division are one- to four-family residential loans, which are sold to investors on a servicing-released basis, generating mortgage revenue, which is the Company’s largest source of non-interest income.

The Company is a leading mortgage originator in its two markets, originating $307.7 million and $343.4 million in residential loans during the three months ended December 31, 2008 and 2007, respectively.  Residential loans sold to investors for the three months ended December 31, 2008 totaled $255.5 million, which generated mortgage revenues totaling $1.5 million, compared with $284.0 million of loans sold and $1.1 million in revenues for the three months ended December 31, 2007, respectively.  The lower loan origination and sales activity in the 2008 period was the result of weakened loan demand during the first half of the quarter caused by an overall shrinkage in the number of qualified, credit-worthy borrowers in the market as many potential borrowers were impacted by the national credit crisis.  While the volume of loans sold was lower in the December 2008 quarter compared with the same period last year, the Company realized higher gross revenue margins during the current-year quarter due to a shift in the mix of the types of loans originated to products with higher sales margins, such as loans guaranteed by the FHA, and also due to reduced market competition and lower direct origination costs, primarily personnel costs.

As the result of the Federal Reserve’s actions taken in November 2008, which resulted in lower market interest rates, the Company experienced a sharp increase in mortgage loan refinance activity in late November 2008.  Mortgage loan originations totaled $157 million in December 2008, representing a 146% increase in the origination volume experienced in November 2008.  However, because it can take up to approximately 30 days from the date of origination for the investors to fund their purchases of these loans, the Company did not fully realize the mortgage revenues associated with this increased activity in the December 2008 quarter.  At December 31, 2008, mortgage loan applications in process totaled $304.7 million compared with $152.4 million at September 30, 2008 and $131.7 million at December 31, 2007.

Retail Banking Services

Core deposits, which consist of checking, money market and passbook savings accounts, have been critical to support profitable asset growth and their growth is a primary focus of the Company’s strategic plan.  Primarily as the result of increased commercial relationships, successful marketing efforts and branch locations opened in 2007, core deposits increased 8.33%, or $35.8 million, to $465.9 million at December 31, 2008 from $430.1 million at September 30, 2008.  Checking accounts represent the cornerstone product in a customer relationship and generate valuable fee income through service charges.  The balance of checking accounts increased $58.0 million during the quarter to $313.1 million at December 31, 2008 from $255.1 million at September 30, 2008.  Contributing to the increase was a $27.4 million increase in interest-bearing checking accounts resulting from a marketing campaign focused on attracting this type of deposit.  In addition, during the quarter ended December 31, 2008, the Bank began clearing its own official checks that are drawn on itself, which contributed to a $30.5 million increase in noninterest-bearing checking accounts.  At December 31, 2008, the weighted-average cost of interest-bearing checking accounts was 1.71% compared with 2.51% at September 30, 2008.

Management also considers money market deposits to be a core deposit product.  However, during the quarter ended December 31, 2008, marketing focus was shifted away from these products to concentrate on interest-bearing checking accounts.  The balance of money market accounts decreased $21.3 million to $127.9 million at December 31, 2008 from $149.1 million at September 30, 2008.  At December 31, 2008, the weighted-average cost of money market deposits decreased to 0.92% from 2.12% at September 30, 2008 as the result of declining market interest rates.  Money market and interest-bearing checking accounts carry adjustable interest rates that make them an ideal funding source for the Company’s prime-adjusting commercial and home equity loans.

Certificates of deposit increased $50.8 million during the quarter to $536.0 million at December 31, 2008, primarily as the result of a $23.7 million increase in brokered certificates of deposit to $152.6 million, which management actively manages as a wholesale funding source, and a $22.9 million increase in CDARS time deposits to $146.9 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer the bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Total deposits increased $86.6 million, or 9.5%, to $1.00 billion at December 31, 2008 from $915.3 million at September 30, 2008.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts, decreased 6.0% to $967,000 for the three months ended December 31, 2008 compared with $1.0 million for the same 2007 period.  Primarily as the result of tightened consumer spending in the current difficult economic environment, the Bank experienced a reduction in the volume of overdrawn checking accounts during the three months ended December 31, 2008 compared with the same period last year.

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

	Three Months Ended
	December 31, 2008			December 31, 2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate and commercial	$891,328	$12,931	5.80%	$769,685	$13,967	7.29%
Home equity lines of credit	226,781	2,701	4.76%	220,379	4,192	7.61%
Consumer	3,729	53	5.71%	4,359	56	5.09%
Total loans receivable	1,121,838	15,685	5.59%	994,423	18,215	7.33%
Loans held for sale	50,739	666	5.25%	51,511	727	5.64%
Debt securities, net	16,484	99	2.41%	15,868	180	4.54%
Equity securities, net	1,224	7	2.42%	5,485	39	2.81%
Mortgage-backed securities	26,084	313	4.80%	2,980	35	4.75%
FHLB stock	11,601	60	2.06%	10,992	131	4.76%
Other	1,830	4	0.86%	3,988	43	4.40%
Total interest-earning assets	1,229,800	16,834	5.48%	1,085,247	19,370	7.14%
Non-interest-earning assets	83,458			76,327
Total assets	$1,313,258			$1,161,574

Interest-bearing liabilities:
Interest-bearing checking	$188,156	$1,058	2.25%	$62,130	$251	1.62%
Passbook savings	25,810	13	0.20%	28,783	26	0.37%
Money market	140,106	567	1.62%	182,037	1,804	3.96%
Certificate of deposit	518,897	4,485	3.46%	489,498	6,121	5.00%
Total interest-bearing deposits	872,969	6,123	2.81%	762,448	8,202	4.30%
FHLB advances	200,156	1,171	2.34%	210,992	2,525	4.79%
Federal Reserve borrowings	27,207	80	1.17%	11	-	5.04%
Note payable	7,640	101	5.29%	2,980	48	6.43%
Subordinated debentures	19,589	246	5.03%	19,589	394	8.05%
Total interest-bearing liabilities	1,127,561	7,721	2.74%	996,020	11,169	4.49%
Non-interest bearing liabilities:
Non-interest bearing deposits	87,028			59,688
Other non-interest bearing liabilities	13,520			21,018
Total non-interest-bearing liabilities	100,548			80,706
Stockholders' equity	85,149			84,848

Total liabilities and stockholders' equity	$1,313,258			$1,161,574

Net interest income		$9,113			$8,201

Interest rate spread (2)			2.74%			2.65%

Net interest margin (3)			2.96%			3.02%

Ratio of average interest-earning assets to average interest-bearing liabilities	109.07%			108.96%

(1)	Includes non-accrual loans with an average balance of $11.1 million and $6.6 million for the three months ended December 31, 2008 and 2007, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended
	December 31, 2008 vs 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate and commercial	$8,512	$(9,548)	$(1,036)
Home equity lines of credit	797	(2,288)	(1,491)
Consumer	(31)	28	(3)
Total loans receivable	9,278	(11,808)	(2,530)
Loans held for sale	(11)	(50)	(61)
Debt securities, net	46	(127)	(81)
Equity securities, net	(27)	(5)	(32)
Mortgage-backed securities	278	-	278
FHLB stock	47	(118)	(71)
Other	(16)	(23)	(39)
Net change in income on
interest earning assets	9,595	(12,131)	(2,536)

Interest-bearing liabilities:
Interest-bearing checking	677	130	807
Passbook savings	(2)	(11)	(13)
Money market	(347)	(890)	(1,237)
Certificate of deposit	2,193	(3,829)	(1,636)
Total interest-bearing deposits	2,521	(4,600)	(2,079)

FHLB advances	(124)	(1,230)	(1,354)
Federal Reserve borrowings	80	-	80
Note payable	109	(56)	53
Subordinated debentures	-	(148)	(148)
Net change in expense on
interest bearing liabilities	2,586	(6,034)	(3,448)

Change in net interest income	$7,009	$(6,097)	$912

RESULTS OF OPERATIONS

Net income for the three months ended December 31, 2008 was $566,000, or $0.06 per diluted share on 10.3 million average diluted shares outstanding, compared with net income of $2.7 million, or $0.27 per diluted share on 10.2 million average diluted shares outstanding, during the same period last year.  Results for the current-year period were negatively impacted by a $4.7 million provision for loan losses, which included $1.4 million in specific reserves related to two commercial real estate loans.

Net Interest Income

Net interest income rose 11.1%, or $912,000, to $9.1 million for the quarter ended December 31, 2008 compared with $8.2 million for the same period last quarter. The increase was fueled by strong growth in the average balances of loans receivable, which increased to $1.12 billion during the quarter ended December 31, 2008 compared with $994.4 million during the quarter ended December 31, 2007, partially offset by a decline in the net interest margin.  The net interest margin declined to 2.96% during the quarter ended December 31, 2008 from 3.02% for the quarter ended December 31, 2007.  The Company’s net interest margin was negatively impacted during the quarter by the rapid decline in market interest rates.  While the Company saw a decline in interest rates on its prime adjusting commercial and home equity loans and on its short-term wholesale borrowings, interest rates paid on its retail deposits did not fall as quickly due to strong competition for deposits.

Total interest and dividend income decreased $2.5 million, or 13.1%, to $16.8 million for the quarter ended December 31, 2008 compared with $19.4 million for the comparable 2007 quarter.  The decrease was primarily due to a decrease in the average yield on loans receivable from 7.33% during the quarter ended December 31, 2007 to 5.59% during the quarter ended December 31, 2008, partially offset by an increase in the average balance of loans receivable from $994.4 million during the quarter ended December 31, 2007 to $1.12 billion during the quarter ended December 31, 2008.  The decrease in the average loan yield was due to lower market interest rates during the 2008 period, while the increase in the average balance was primarily due to growth in commercial loans.

Total interest expense decreased $3.4 million, or 30.9%, to $7.7 million for the quarter ended December 31, 2008 compared with $11.2 million for the quarter ended December 31, 2007.  The lower expense was the result of a decrease in the average cost of funds partially offset by an increase in the average balance of interest-bearing liabilities.  The average cost of funds decreased from 4.49% for the quarter ended December 31, 2007 to 2.74% for the quarter ended December 31, 2008 while the average balance of interest-bearing liabilities increased from $996.0 million to $1.13 billion during the same periods, respectively.  The increased average balance in interest-bearing liabilities, which was used to fund asset growth during the period, resulted primarily from increases in the average balances of deposits (mainly checking accounts and certificates of deposit) and, to a lesser extent, an increase in borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”), partially offset by a decrease in the average balance of advances from the Federal Home Loan Bank of Des Moines (“FHLB”).  The decreased average costs were the result of lower market interest rates during the period, growth in core deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers, which are typically its lowest-cost funding source.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $2.1 million, or 25.3%, to $6.1 million during the quarter ended December 31, 2008 compared with $8.2 million for the quarter ended December 31, 2007 as the result of a decrease in the average cost partially offset by an increase in the average balance.  The average balance of interest-bearing deposits increased to $873.0 million for the quarter ended December 31, 2008 from $762.4 million for the quarter ended December 31, 2007 while the average cost of deposits decreased from 4.30% to 2.81% during the same periods, respectively.  Growth in average total deposits during the 2008 period was the result of growth in core deposits, CDARS time deposits and brokered time deposits.  The growth of core deposits combined with lower market interest rates resulted in lower average costs during the 2008 period.

Interest expense on advances from the Federal Home Loan Bank decreased $1.4 million, or 53.6%, to $1.2 million during the quarter ended December 31, 2008 compared with $2.5 million for the quarter ended December 31, 2007 as the result of decreases in the average cost and the average balance.  The average balance decreased to $200.2 million for the quarter ended December 31, 2008 from $211.0 million for the quarter ended December 31, 2007 and the average cost decreased from 4.79% to 2.34% during the same periods, respectively.  The decreased average balances resulted from management’s decision to shift a portion of these short-term borrowings to less costly short-term borrowings at the Federal Reserve Bank.  The decreased average cost was the result of lower market interest rates during the 2008 period.

Interest expense on borrowings from the Federal Reserve Bank increased to $80,000 during the quarter ended December 31, 2008 compared with $137 for the quarter ended December 31, 2007 as the result of an increase in the average balance to $27.2 million for the quarter ended December 31, 2008 from $11,000 for the quarter ended December 31, 2007.  The average cost of these borrowings during the three months ended December 31, 2008 and 2007 was 1.17% and 5.04%, respectively.  During the 2008 period, the Company shifted borrowings from the FHLB into less-costly, short-term borrowings from the Discount Window of the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2008 was $4.7 million compared with $1.0 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 11.2% to $3.3 million for the quarter ended December 31, 2008 compared with $3.0 million for the same period last year primarily due to the strong growth in mortgage revenues, gain on the sales of securities and higher investment brokerage revenues, partially offset by a decrease in retail banking fees.

Investment brokerage revenues totaled $261,000 for the three months ended December 31, 2008 compared with $215,000 for the same period a year ago.  The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates.  The increased revenues in the 2008 period were the result of successful sales efforts to new customers combined with an improved bond sales environment caused by the steepened interest-rate yield curve.

Gain on sales of securities totaled $243,000 for the three months ended December 31, 2008 on sales of $51.1 million of debt securities classified as available for sale compared with $54,000 for the three months ended December 31, 2007 on sales of $5.2 million of available-for-sale debt securities.   Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Non-Interest Expense

Total non-interest expense increased $593,000 to $6.9 million for the quarter ended December 31, 2008 compared with $6.3 million for the same period a year ago.  The increase was primarily due to increases in salaries and employee benefits expense, occupancy, equipment and data processing expense and real estate foreclosure expense and losses, and a decrease in gain on derivative financial instruments, partially offset by a decrease in advertising expense.

Salaries and employee benefits expense increased $321,000 to $3.3 million for the quarter ended December 31, 2008 compared with $3.0 million for the quarter ended December 31, 2007.  The increase was mainly the result of a decrease in the volume of loans originated for sale during the current-year quarter resulting in a lower level of direct compensation expense that was capitalized as loan origination costs.

Occupancy, equipment and data processing expense increased $184,000 to $1.8 million for the three-month period ended December 31, 2008 compared with $1.6 million for the three-month period ended December 31, 2007.  The increase was largely related to an increase in outside contract services expense related to the hiring of an independent security company to provide security guards at certain of the Bank’s branch offices, increased expenses related to the temporary relocation of one of the Bank’s branch offices due to water damage, and increased expenses related to the increased level of loan and deposit activity.

Advertising expense decreased $54,000 to $286,000 for the three-month period ended December 31, 2008 compared with $340,000 for the three-month period ended December 31, 2007.  The decrease was generally due to a reduction in the overall level of advertising during the 2008 period and a more focused effort to control such expenses.

Gain on derivative instruments was $0 for the quarter ended December 31, 2008 compared with a gain of $122,000 for the quarter ended December 31, 2007.  During November 2004, the Company entered into interest rate swap agreements with notional values totaling $80 million, which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates.  The Company used long-haul, fair-value, hedge accounting.  Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings during the period in which the ineffectiveness occurred.  All of these interest-rate swap agreements were called by the counterparties during the year ended September 30, 2008 due to the declining interest-rate environment.

Real estate foreclosure losses and expense, net include realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties which occur subsequent to foreclosure and expenses incurred in connection with maintaining the properties until they are sold.  Real estate foreclosure losses and expense, net increased $113,000 to $342,000 for the quarter ended December 31, 2008 compared with $229,000 for the same quarter last year. The increases were generally due to the overall increased foreclosure activity and the related realized losses on sales.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes was $297,000 for the three months ended December 31, 2008 compared with $1.1 million for the three months ended December 31, 2007.  The effective tax rate for the three months ended December 31, 2008 was 34.4% compared with 29.4% for the same 2007 period.  The lower effective tax rate in the 2007 period was primarily the result of a higher percentage of non-taxable income to total pre-tax income related to bank-owned life insurance and non-taxable interest income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2008 and September 30, 2008 are summarized as follows:

	December 31,	September 30,
	2008	2008
Non-accrual loans:
Residential real estate:
First mortgage	$4,330,175	$5,903,709
Second mortgage	628,127	752,245
Home equity	3,027,561	1,695,073
Commercial and multi-family real estate	1,513,516	1,125,117
Real estate construction and development	1,089,027	133,108
Commercial and industrial	3,119,410	341,250
Consumer and other	223,022	159,727
Total non-accrual loans	13,930,838	10,110,229
Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	4,909,005	2,542,770
Home equity	435,579	1,467,606
Commercial and multi-family real estate	-	230,845
Real estate construction and development	557,435	-
Consumer and other	-	7,349
Total accruing loans past due 90 days or more	5,902,019	4,248,570
Troubled-debt restructured:
Current under restructured terms:
Residential real estate:
First mortgage	9,480,307	3,800,747
Second mortgage	1,156,601	659,033
Home equity	902,739	-
Commercial and multi-family real estate	7,896,715	-
Commercial and industrial	1,361,080	537,422
Total current troubled debt restructured	20,797,442	4,997,202
Past due under restructured terms:
Residential real estate:
First mortgage	652,114	1,183,967
Second mortgage	11,591	11,371
Home equity	55,122	112,081
Commercial and industrial	1,020,252	-
Total past due troubled debt restructured	1,739,079	1,307,419
Total troubled debt restructured	22,536,521	6,304,621
Total non-performing loans	42,369,378	20,663,420
Real estate acquired in settlement of loans:
Residential real estate	2,505,831	3,518,806
Commercial real estate	103,500	-
Total real estate acquired in settlement of loans	2,609,331	3,518,806
Other nonperforming assets	91,792	236,690
Total non-performing assets	$45,070,501	$24,418,916

Ratio of non-performing loans to total loans receivable	3.66%	1.88%
Ratio of non-performing assets to totals assets	3.31%	1.87%
Ratio of allowance for loan losses to non-performing loans	36.97%	61.76%

Non-performing loans increased $21.7 million during the quarter to $42.4 million at December 31, 2008, primarily as the result of a $16.2 million increase in troubled debt restructurings.  The increase in troubled debt restructurings was due to management’s decision to proactively modify loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and, if the underlying collateral values supported the resulting carrying values of the loans, the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of the modification and showed strong intent and ability to repay their obligations under the modified terms.  At December 31, 2008, $20.8 million, or 92%, of the total restructured loans were performing as agreed under the modified terms of the loans.

While these modifications were generally targeted at residential mortgage loan customers, the Company also restructured a $7.8 million commercial real estate loan made to a St. Louis-based customer, which was collateralized by a strip shopping center in Naples, Florida.  The Company’s lending practices generally limit lending outside of its two primary market areas, St. Louis and Kansas City.  However, management has had a long, successful relationship with this borrower.  While the loan had been current under the previous loan terms and remains current under the restructured terms, management determined it was necessary to temporarily reduce the interest rate and defer principal payments while the borrower attempts to secure additional tenants in the property.  However, after considering the values of the borrower’s personal guarantees and the underlying collateral, the Company recorded a $1.2 million provision for loan loss related to this loan during the December 2008 quarter.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  A loan classified as a troubled debt restructuring will retain such classification until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally three months for loans that were less than 30 days past due at the time of restructuring and six months for loans that were 30 days or more past due at the time of restructuring.

Also contributing to the rise in non-performing assets was a $5.5 million increase in loans past due 90 days or more.  The balance of such loans at December 31, 2008 included $9.2 million in first mortgage loans past due, $4.1 million in second mortgage and home equity loans past due and $6.3 million in commercial loans past due.  Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

The ratio of the allowance for loan losses to loans receivable increased to 1.35% at December 31, 2008 compared with 1.16% at September 30, 2008 as the result of the significant increase in the allowance during the quarter.  However, the ratio of the allowance for loan losses to non-performing loans declined to 36.97% at December 31, 2008 compared with 61.76% at September 30, 2008 as the result of the significant increase in non-performing loans.  Management believes the decline in this coverage ratio is reasonable due to a change in the mix of non-performing loans during the quarter, specifically increased troubled debt restructurings that were performing under their restructured terms and residential first mortgage loans.  At December 31, 2008, 46% of total non-performing loans were residential first mortgage loans, which carry a lower level of inherent risk than other types of loans in the Company’s portfolio, especially compared to second mortgage loans and home equity lines of credit where the Company often does not own or service the first mortgage loan.

Real estate acquired in settlement of loans declined to $2.6 million at December 31, 2008 compared with $3.5 million at September 30, 2008.  The balance at December 31, 2008 consisted of 43 residential real estate properties and one commercial real estate property in the Company’s two primary market areas of St. Louis and Kansas City.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	December 31,
	2008	2007
Balance, beginning of year	$12,761,532	$10,421,304
Provision charged to expense	4,691,578	1,032,551
Charge-offs:
Residential real estate first mortgage	667,104	101,450
Residential real estate second mortgage	470,859	133,782
Home equity lines of credit	610,327	127,589
Real estate construction & development	8,303	-
Commercial & industrial	23,577	-
Consumer and other	43,483	47,771
Total charge-offs	1,823,653	410,592
Recoveries:
Residential real estate first mortgage	1,281	-
Residential real estate second mortgage	323	-
Home equity lines of credit	12,662	106,218
Commercial and multi-family real estate	14,283	-
Consumer and other	5,952	2,002
Total recoveries	34,501	108,220
Balance, end of year	$15,663,958	$11,151,483

	December 31,	September 30,
	2008	2008
Specific loan loss allowance related to non-performing loans	$2,652,713	$807,629
Balance of non-performing loans with no specific loan loss allowance	27,805,731	17,704,652
Ratio of allowance to total loans outstanding	1.35%	1.16%

The provision for loan losses for the three months ended December 31, 2008 was $4.7 million compared with $2.8 million for the quarter ended September 30, 2008 and $1.0 million for the same quarter a year ago. The provision in the December 2008 quarter included the addition of $1.4 million in specific allowance related to two loans collateralized by commercial real estate.  The increased provision was due to the increase in the level of non-performing loans, net charge-offs and growth in performing commercial loans, which have historically carried a higher level of inherent risk than residential loans.

Net charge-offs for the quarter ended December 31, 2008 totaled $1.8 million, or 0.64% of average loans on an annualized basis, compared with $2.0 million, or 0.73% of average loans on an annualized basis, for the quarter ended September 30, 2008 and $302,000, or 0.12% of average loans on an annualized basis, for the December 2007 quarter.  Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas.  Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the three months ended December 31, 2008.  The Company has not engaged in sub-prime lending activities.

The Company maintains the allowance for loan losses to absorb probable losses in the Company’s loan portfolio.   Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Management’s estimates are determined through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the nature and volume of the portfolio combined with an analysis of past-due and classified loans, and can also be affected by the following factors:  changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, and changes in the experience, ability, and depth of lending management staff.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination.  The risk ratings are assigned through the use of a credit scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value, debt-to-income ratios or other personal history.  The Company’s historical loss rates and industry data for each credit rating, adjusted as described below, are used to determine the appropriate allocation percentage for each loan grade.  Commercial real estate, consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

When commercial real estate loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment.  Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment.  The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan.  If a loan is determined to be impaired, the Company establishes an allowance for loan losses equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available.  Historical loss rates used to determine allowance provisions are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

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

FINANCIAL CONDITION

Cash and cash equivalents decreased $5.2 million to $23.9 million at December 31, 2008 from $29.1 million at September 30, 2008.  Cash balances included overnight investments in federal funds of $1.1 million at December 31, 2008 compared with $647,000 at September 30, 2008.

Debt securities available for sale increased to $4.0 million at December 31, 2008 compared with $0 at September 30, 2008.  Mortgage-backed securities available for sale increased to $11.9 million at December 31, 2008 from $10.2 million at September 30, 2008, while mortgage-backed securities held to maturity decreased to $15.1 million at December 31, 2008 from $15.7 million at September 30, 2008.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $1.0 million to $9.9 million at December 31, 2008 from $10.9 million at September 30, 2008.  The decrease was the result of the decrease in the amount of FHLB borrowings during the quarter as the Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Prepaid expenses, accounts receivable and other assets increased $1.4 million to $9.2 million at December 31, 2008 from $7.9 million at September 30, 2008.  The increase was primarily the result of an increase in the fair value of an interest-rate swap agreement with a notional value of $14 million.  See Quantitative and Qualitative Disclosures about Market Risk.

Advance payments by borrowers for taxes and insurance decreased $1.9 million to $1.8 million at December 31, 2008 from $3.7 million at September 30, 2008.  The decrease was due to the payment by the Bank of borrowers’ real estate taxes prior to their due date on December 31, 2008.

Due to other banks decreased from $14.4 million at September 30, 2008 to $0 million at December 31, 2008.  Due to other banks represents checks drawn on a correspondent bank’s checking account.  On a daily basis, the Company settles with the correspondent bank.  The balance at September 30, 2008 primarily represented the checks issued to fund loans on the final business day of the month.  Subsequent to September 30, 2008, the Company began to perform this clearing process internally, resulting in the decrease in the liability.

Total stockholders’ equity at December 31, 2008 was $82.5 million, an increase of $92,000 from $82.4 million at September 30, 2008.  The increase was primarily attributable to net income totaling $566,000, common stock issued under the Company’s dividend reinvestment plan totaling $163,000, the amortization of equity trust expense of $164,000 and an increase in accumulated other comprehensive income of $112,000, partially offset by dividend payments of $973,000.

RECENT DEVELOPMENTS

On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  After three years, the Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.  Proceeds from the sale of the preferred stock that are injected into the Bank will qualify as Tier 1 capital.  The securities purchase agreement between the Company and the U.S. Treasury limits the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend of $0.095 per share for three years unless an increase is approved by the Treasury, limits the Company’s ability to repurchase its common stock for three years, and subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008.

In addition, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program.  This program provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Bank had outstanding commitments to originate loans totaling $149.1 million and commitments to sell loans totaling $181.7 million.  Certificates of deposit totaling $446.1 million at December 31, 2008 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2008, the Bank had approximately $201.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $96.4 million in advances outstanding at that date.

The borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  The Bank had approximately $13.8 million in additional borrowing authority at December 31, 2008 under this arrangement in addition to the $143.0 million in borrowings outstanding at that date and had approximately $209.0 million of commercial loans pledged as collateral under this agreement.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale.  During the three months ended December 31, 2008, the origination of loans held for sale used $262.8 million of cash and the sales of such loans provided cash totaling $256.8 million compared with originations and sales totaling $313.0 million and $285.0 million, respectively, during the three months ended December 31, 2007.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the three months ended December 31, 2008, the Company had a net increase in loans receivable of $59.1 million compared with an increase of $78.9 million for the three months ended December 31, 2007.  In addition, the Company purchased $54.7 million in debt securities during the three months ended December 31, 2008 compared with purchases of $24.0 million in debt securities and $6.5 million in equity securities during the three months ended December 31, 2007.  Sources of cash from investing activities also included sales of debt securities totaling $51.1 million, during the three months ended December 31, 2008 compared with sales and maturities of debt securities totaling $5.2 million and $15.0 million, respectively, during the three months ended December 31, 2007.

The Company’s primary sources and uses of funds from financing activities during the three months ended December 31, 2008 included a $86.6 million increase in deposits compared with a $33.5 million increase for the three months ended December 31, 2007, a $103.0 million increase in borrowings from the Federal Reserve Bank for the three months ended December 31, 2008 compared with no increase during the same period last year, and a $114.2 million decrease in advances from the Federal Home Loan Bank compared with a $93.9 million increase during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2008:

	December 31, 2008
	Certificates	FHLB	Federal Reserve	Note	Subordinated
	of Deposit	Borrowings	Borrowings	Payable	Debentures
	(In thousands)
Maturing in:
Three months or less	$179,475	$10,300	$143,000	$7,640	$-
Over three months through six months	146,425	20,000	-	-	-
Over six months through twelve months	120,154	5,100	-	-	-
Over twelve months	89,990	61,000	-	-	19,589
Total	$536,044	$96,400	$143,000	$7,640	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2008 are as follows:

Less than one year	$595,356
Over 1 year through 3 years	1,042,320
Over 3 years through 5 years	946,219
Over 5 years	1,384,537
Total	$3,968,432

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2008 and September 30, 2008.

			Regulatory Capital Requirements
					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Tangible capital (to total assets)	$103,854	7.65%	$20,357	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	116,865	10.26	91,092	8.00	$113,865	10.00%
Tier I risk-based capital (to risk- weighted assets)	103,854	9.12	N/A	N/A	68,319	6.00
Tier I leverage capital (to average assets)	103,854	7.65	54,284	4.00	67,855	5.00

As of September 30, 2008:
Tangible capital (to total assets)	$102,884	7.93%	$19,471	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	114,838	10.59	86,769	8.00	$108,462	10.00%
Tier I risk-based capital (to risk- weighted assets)	102,884	9.49	N/A	N/A	65,077	6.00
Tier I leverage capital (to average assets)	102,884	7.93	51,923	4.00	64,904	5.00

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2008 from that disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

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

For the three months ended December 31, 2008, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential loans.  Commitments to originate loans consist primarily of residential real estate loans.  At December 31, 2008, the Company had issued $149.1 million of unexpired interest rate lock commitments to loan customers compared with $137.4 million of unexpired commitments at September 30, 2008.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms except for the interest rates and interest does not begin to accrue until May 2009.  The contracts are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment under SFAS No. 133.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the quarter ended December 31, 2008.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2008 and September 30, 2008 were $1.5 million and $70,000, respectively.

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

During the quarter ended December 31, 2008, Pulaski Financial’s management, including Pulaski Financial’s principal executive officer and principal financial officer, evaluated the effectiveness of Pulaski Financial’s disclosure controls and procedures as of December 31, 2008, and concluded that Pulaski Financial’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December  31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning October 1, 2008.  In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to the Company’s fiscal year beginning October 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS No. 159 was effective for the Company beginning October 1, 2008.  The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations - A Replacement of FASB Statement No. 141” (“SFAS 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination.  SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations.  Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied.  Management is currently evaluating the impact of SFAS 141(R) on its accounting for future acquisitions and the impact of SFAS 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has evaluated the requirements of SFAS 161 and believes it will not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified.  This EITF Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee.  The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.   The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  Management has evaluated the requirements of the Issue and believes it will not have a material effect on the Company’s financial condition or results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2008 through October 31, 2008	3,447	$8.18	3,447	380,619

November 1, 2008 through November 30, 2008	-	-	-	380,619

December 1, 2008 through December 31, 2008	-	-	-	380,619

Total	3,447	$8.18	3,447

(1)
In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Repurchase Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Pulaski Financial Corp. (3)

3.4	Bylaws of Pulaski Financial Corp. (4)

4.1	Form of Certificate for Common Stock(5)

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(3)

4.3	Warrant to Purchase 778,421 Shares of Common Stock of Pulaski Financial Corp.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Incorporated herein by reference into this document from the Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2009.

(4)	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.

(5)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: February 6, 2009	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: February 6, 2009	/s/Ramsey K. Hamadi
Ramsey K. Hamadi
Chief Financial Officer