Form 10-Q
period 2009-03-31
PULASKI FINANCIAL CORP
filed 2009-05-08
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 OR

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

Yes        ☒                        No        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, par value $.01 per share	10,312,201 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2009

PART I—FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED)

	March 31, 2009	September 30, 2008
ASSETS
Cash and amounts due from depository institutions	$26,669,796	$28,430,409
Federal funds sold and overnight deposits	26,803,371	647,453

Total cash and cash equivalents	53,473,167	29,077,862
Equity securities available for sale, at fair value	589,000	733,000
Debt securities available for sale, at fair value	5,012,859	—
Mortgage-backed and related securities held to maturity, at amortized cost (fair value, $14,649,157 and $15,607,652 at March 31, 2009 and September 30, 2008, respectively)	14,414,583	15,744,497
Mortgage-backed securities available for sale, at fair value	16,857,130	10,180,666
Capital stock of Federal Home Loan Bank, at cost	11,649,800	10,896,100
Loans held for sale, at lower of cost or market	110,201,448	71,966,443
Loans receivable, net of allowance for loan losses of $18,467,535 and $12,761,532 at March 31, 2009 and September 30, 2008, respectively	1,172,785,888	1,088,736,516
Real estate acquired in settlement of loans, net of allowance for losses of $267,356 and $417,773 at March 31, 2009 and September 30, 2008, respectively	3,999,678	3,518,806
Premises and equipment, net	19,548,993	19,853,426
Bank-owned life insurance	28,149,049	27,591,986
Accrued interest receivable	4,889,691	5,614,887
Goodwill	3,938,524	3,938,524
Core deposit intangible	299,602	361,591
Deferred tax asset	6,013,886	8,062,641
Prepaid expenses, accounts receivable and other assets	9,569,957	7,873,515

Total assets	$1,461,393,255	$1,304,150,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,094,872,922	$915,311,365
Advances from Federal Home Loan Bank of Des Moines	86,100,000	210,600,000
Borrowings from the Federal Reserve Bank of St. Louis	130,000,000	40,000,000
Note payable	—	7,640,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,762,391	3,667,014
Accrued interest payable	1,195,669	1,505,949
Due to other banks	—	14,377,831
Other liabilities	10,797,995	9,098,795

Total liabilities	1,345,317,977	1,221,789,954

Stockholders’ Equity:
Preferred stock—$.01 par value per share, authorized 1,000,000 shares; 32,538 shares issued at March 31, 2009, $1,000 per share liquidation value, net of discount	30,440,827	—
Common stock—$.01 par value per share, authorized 18,000,000 shares; 13,068,618 shares issued at March 31, 2009 and September 30, 2008	130,687	130,687
Additional paid-in capital from common stock	54,528,272	51,987,198
Treasury stock, at cost; 2,764,878 and 2,853,078 shares at March 31, 2009 and September 30, 2008, respectively	(15,932,784)	(16,278,615)
Treasury stock, equity trust, at cost; 239,138 and 226,992 shares at March 31, 2009 and September 30, 2008, respectively	(2,705,791)	(2,771,883)
Accumulated other comprehensive income (loss)	73,746	(97,394)
Retained earnings	49,540,321	49,390,513

Total stockholders’ equity	116,075,278	82,360,506

Total liabilities and stockholders’ equity	$1,461,393,255	$1,304,150,460

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest and Dividend Income:
Loans receivable	$16,310,470	$18,401,922	$32,661,392	$37,343,577
Securities and other	346,558	586,921	830,348	1,015,413

Total interest and dividend income	16,657,028	18,988,843	33,491,740	38,358,990

Interest Expense:
Deposits	5,312,328	7,666,839	11,435,622	15,868,576
Advances from Federal Home Loan Bank of Des Moines	915,395	2,062,933	2,086,047	4,588,300
Borrowings from the Federal Reserve Bank of St. Louis	135,165	16,493	214,932	16,630
Subordinated debentures	200,190	341,042	446,613	734,602
Notes payable	12,233	37,714	113,354	85,567

Total interest expense	6,575,311	10,125,021	14,296,568	21,293,675

Net interest income	10,081,717	8,863,822	19,195,172	17,065,315
Provision for loan losses	5,664,407	1,728,140	10,355,985	2,760,691

Net interest income after provision for loan losses	4,417,310	7,135,682	8,839,187	14,304,624

Non-Interest Income:
Mortgage revenues	4,313,013	1,846,936	5,862,643	2,954,471
Retail banking fees	935,598	932,155	1,902,632	1,960,653
Investment brokerage revenues	379,227	355,659	640,691	570,669
Gain on the sales of securities	—	262,768	243,386	316,693
Other	143,790	445,052	435,812	1,018,610

Total non-interest income	5,771,628	3,842,570	9,085,164	6,821,096

Non-Interest Expense:
Salaries and employee benefits	3,593,274	3,199,356	6,935,276	6,219,913
Occupancy, equipment and data processing expense	2,053,152	1,958,654	3,933,441	3,658,120
Advertising	209,286	294,262	495,285	634,429
Professional services	370,947	424,586	632,418	707,802
FDIC deposit insurance premium expense	410,593	157,540	609,812	390,291
Loss (gain) on derivative instruments	—	57,925	—	(64,322)
Real estate foreclosure losses and expense, net	409,437	154,881	751,001	383,441
Other	607,336	669,025	1,169,492	1,266,571

Total non-interest expense	7,654,025	6,916,229	14,526,725	13,196,245

Income before income taxes	2,534,913	4,062,023	3,397,626	7,929,475
Income tax expense	761,910	1,513,742	1,058,766	2,649,042

Net income	$1,773,003	$2,548,281	$2,338,860	$5,280,433

Other comprehensive income (loss)	58,944	(294,099)	171,140	(227,816)

Comprehensive income	$1,831,947	$2,254,182	$2,510,000	$5,052,617

Income available to common shares	$1,535,393	$2,548,281	$2,101,250	$5,280,433

Per Share Amounts:
Basic earnings per common share	$0.15	$0.26	$0.21	$0.54
Weighted average common shares outstanding—basic	10,153,221	9,854,302	10,133,651	9,817,014
Diluted earnings per common share	$0.15	$0.25	$0.20	$0.52
Weighted average common shares outstanding—diluted	10,283,324	10,209,176	10,324,389	10,197,921

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Preferred Stock, Net of Discount	Common Stock	Additional Paid-In Capital Common	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance, September 30, 2008	$—	$130,687	$51,987,198	$(19,050,498)	$(97,394)	$49,390,513	$82,360,506

Comprehensive income:
Net income	—	—	—	—	—	2,338,860	2,338,860
Change in unrealized gain (loss) on investment securities, net of tax	—	—	—	—	322,040	—	322,040
Realized gain on sales of investment securities included in net income, net of tax	—	—	—	—	(150,900)	—	(150,900)

Comprehensive income	—	—	—	—	171,140	2,338,860	2,510,000

Preferred stock and common stock warrant issued	30,334,273	—	2,167,495	—	—	—	32,501,768
Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,951,442)	(1,951,442)
Preferred stock dividend	—	—	—	—	—	(131,056)	(131,056)
Amortization of discount on preferred stock	106,554	—	—	—	—	(106,554)	—
Stock option and award expense	—	—	232,185	—	—	—	232,185
Common stock issued under dividend reinvestment plan (67,320 shares)	—	—	66,671	274,734	—	—	341,405
Restricted common stock issued (24,327 shares)	—	—	(99,278)	99,278	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	—	—	—	(28,181)	—	—	(28,181)
Purchase of equity trust shares (11,160 shares)	—	—	—	(68,200)	—	—	(68,200)
Distribution of equity trust shares (9,504 shares)	—	—	(134,292)	134,292	—	—	—
Amortization of equity trust expense	—	—	296,913	—	—	—	296,913
Excess tax benefit from stock-based compensation	—	—	11,380	—	—	—	11,380

Balance, March 31, 2009	$30,440,827	$130,687	$54,528,272	$(18,638,575)	$73,746	$49,540,321	$116,075,278

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2009 AND MARCH 31, 2008 (UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,338,860	$5,280,433

Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	927,688	853,576
Net deferred loan costs	1,388,296	1,423,525
Net amortization of debt and equity securities premiums and discounts	79,593	(228,966)
Broker fees financed under interest-rate swap agreements	—	345,874
Equity trust expense, net	296,913	122,942
Stock option and award expense	232,185	231,835
Provision for loan losses	10,355,985	2,760,691
Provision for losses on real estate acquired in settlement of loans	196,956	152,000
Losses on sales of real estate acquired in settlement of loans	239,229	81,044
Originations of loans held for sale	(914,107,005)	(708,060,249)
Proceeds from sales of loans held for sale	881,278,228	689,163,917
Gain on sales of loans held for sale	(5,406,228)	(2,867,917)
Loss on equity securities available for sale	155,500	—
Gain on sales of debt securities available for sale	(398,886)	(316,693)
Gain on sale of investment in joint venture	—	(30,755)
Gain on derivative instruments	—	(64,322)
Increase in cash value of bank-owned life insurance	(557,063)	(437,959)
Decrease (increase) in deferred tax asset	2,048,755	(180,000)
Excess tax benefit from stock-based compensation Excess tax benefit from stock-based compensation	(11,380)	(60,803)
Increase in accrued expenses	108,141	530,598
Decrease in current income taxes payable	(261,869)	(2,184,093)
Changes in other assets and liabilities	441,233	(1,657,163)

Net adjustments	(22,993,729)	(20,422,918)

Net cash used in operating activities	(20,654,869)	(15,142,485)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of time deposits in other banks	99,000	—
Maturities of debt securities held to maturity	—	29,000,000
Maturities of debt securities available for sale	1,000,000	7,000,000
Sales of debt securities available for sale	51,050,500	24,798,746
Redemption of FHLB stock	4,571,500	7,089,000
Sales of real estate acquired in settlement of loans receivable	3,248,200	1,682,249
Sales of equipment	12,150	8,125
Sale of investment in joint venture	—	49,375
Purchases of:
Debt securities held to maturity	—	(38,861,190)
Debt securities available for sale	(56,715,014)	(24,426,102)
Mortgage-backed securities available for sale	(7,003,443)	—
Equity securities available for sale	—	(9,159,029)
FHLB stock	(5,325,200)	(12,302,800)
Bank-owned life insurance	—	(1,500,000)
Premises and equipment	(635,405)	(602,205)
Principal payments received on mortgage-backed securities	1,892,020	239,318
Net increase in loans receivable	(99,958,911)	(95,264,406)
Cash paid for equity in joint venture	—	(233,691)

Net cash used in investing activities	$(107,764,603)	$(112,482,610)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS

ENDED MARCH 31, 2009 AND MARCH 31, 2008, CONTINUED (UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Cash Flows From Financing Activities:
Net increase in deposits	$179,561,557	$19,772,369
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(124,500,000)	106,600,000
Proceeds from Federal Reserve Bank borrowings, net	90,000,000	—
Proceeds from notes payable	—	3,000,000
Payment on notes payable	(7,640,000)	(170,000)
Net decrease in due to other banks	(14,377,831)	(100,166)
Net decrease in advance payments by borrowers for taxes and insurance	(904,623)	(1,412,477)
Treasury stock issued for purchase of equity in joint venture	—	191,835
Proceeds from cash received in dividend reinvestment plan	341,405	337,349
Proceeds from issuance of preferred stock and common stock warrants	32,501,768	—
Purchase of equity trust shares	(68,200)	(110,000)
Excess tax benefit for stock based compensation	11,380	60,803
Treasury stock issued for stock options exercised	—	800,922
Dividends paid on common stock	(1,951,442)	(1,809,685)
Dividends paid on preferred stock	(131,056)	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(28,181)	(146,872)
Common stock repurchased	—	(388,750)

Net cash provided by financing activities	152,814,777	126,625,328

Net increase (decrease) in cash and cash equivalents	24,395,305	(999,767)
Cash and cash equivalents at beginning of period	29,077,862	23,674,743

Cash and cash equivalents at end of period	$53,473,167	$22,674,976

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$11,696,714	$16,815,115
Interest on advances from FHLB	2,110,196	4,603,478
Interest on other borrowings	227,754	16,630
Interest on subordinated debentures	457,860	752,692
Interest on notes payable	114,323	84,762

Cash paid during the period for interest	14,606,847	22,272,677
Income taxes, net	(659,000)	4,569,532

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	4,165,257	5,449,165

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2009 and September 30, 2008 and its results of operations for the three- and six-month periods ended March 31, 2009 and 2008. The results of operations for the three- and six-month periods ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2008 contained in the Company’s 2008 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Certain reclassifications have been made to fiscal 2008 amounts to conform to the fiscal 2009 presentation.

2.	PREFERRED STOCK

On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrants. As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and will be amortized using the level yield method over a five-year period through a charge to retained earnings. Such amortization will not reduce net income, but will reduce income available for common shares.

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter. After three years, the Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends. The securities purchase agreement between the Company and the U.S. Treasury limits, for three years, the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend prior to participation in the program of $0.095 per share unless an increase is approved by the Treasury, limits the Company’s ability to repurchase its common stock for three years, and subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$1,773,003	$2,548,281	$2,338,860	$5,280,433
Less:
Preferred dividends declared	(131,056)	—	(131,056)	—
Amortization of discount on preferred stock	(106,554)	—	(106,554)	—

Income available for common shares	$1,535,393	$2,548,281	$2,101,250	$5,280,433

Weighted average common shares outstanding—basic	10,153,221	9,854,302	10,133,651	9,817,014
Treasury stock—equity trust	87,987	177,556	95,001	177,560
Equivalent shares—employee stock options and awards	42,116	177,318	50,275	203,347
Equivalent shares—common stock warrant	—	—	45,462	—

Weighted average common shares outstanding—diluted	10,283,324	10,209,176	10,324,389	10,197,921

Earnings per common share:
Basic	$0.15	$0.26	$0.21	$0.54
Diluted	$0.15	$0.25	$0.20	$0.52

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, combined with the effect of any unamortized compensation expense, exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Similarly, outstanding warrants are dilutive when the average market price of the Company’s common stock exceeds the exercise price during a period. Proceeds from the assumed exercise of dilutive warrants are assumed to be used to repurchase common shares at the average market price of such stock during the period.

The following options and warrants to purchase common shares during the three- and six-month periods ended March 31, 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares and were considered anti-dilutive. The options expire in various periods from 2012 through 2019, respectively, and the warrants expire in 2019.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Number of option shares	747,245	385,503	696,873	362,471
Equivalent anti-dilutive shares	812,231	160,370	696,917	142,940
Number of warrant shares	778,421	—	—	—
Equivalent anti-dilutive shares	13,399	—	—	—

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards issued during the six months ended March 31, 2009 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of two to five years. In November 2008, options for 32,000 shares of the Company’s common stock were awarded to directors with terms providing for immediate vesting and exercise prices equal to the market value of the Company’s shares at the date of grant. The exercise period for stock options generally may not exceed 10 years from the date of grant. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

A summary of the Company’s stock option program as of March 31, 2009 and changes during the six-month period then ended, is presented below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at October 1, 2008	788,233	$10.38
Granted	179,350	$7.27
Exercised	—	—
Expired	—	—
Forfeited	(3,000)	$12.99

Outstanding at March 31, 2009	964,583	$9.80	$184,000	6.4

Exercisable at March 31, 2009	480,311	$8.79	$184,000	4.2

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2009 was $1.82 per share. As of March 31, 2009, the total unrecognized compensation expense related to non-vested stock options and awards was $1.3 million and the related weighted average period over which it is expected to be recognized is 3.1 years.

The fair value of stock options granted during the six-month periods ended March 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended March 31,
	2009	2008
Risk free interest rate	4.30%	4.22%
Expected volatility	35.53%	27.83%
Expected life in years	5.4	5.5
Dividend yield	4.27%	2.62%
Expected forfeiture rate	3.37%	1.28%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff. The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success. The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company and paid into a rabbi trust for the benefit of the participants. The assets of the trust are limited to Company shares purchased in the open market and cash. Should the participants voluntarily leave the Company, they forego any unvested accrued benefits. At March 31, 2009, there were 239,138 shares in the plan with an aggregate value of $2.7 million, which were classified as treasury stock – equity trust in the Company’s consolidated financial statements, of which 87,005 were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share. Excess tax benefits associated with all stock-based compensation totaled approximately $11,000 for the six months ended March 31, 2009.

5.	INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”). At March 31, 2009, the Company had $180,000 of unrecognized tax benefits, $139,000 of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of March 31, 2009, the Company had approximately $41,000 accrued for the payment of interest and penalties. The tax years ended September 30, 2005 through 2008 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.	DEBT SECURITIES

Debt securities available for sale at March 31, 2009 consisted of two Federal Home Loan Bank bonds and one Freddie Mac bond totaling $5.0 million with a weighted average interest rate of 2.32% and a weighted average maturity of five months. Gross unrealized gains and gross unrealized losses at March 31, 2009 totaled $2,000 and $1,700, respectively. At March 31, 2009, the Company had one Federal Home Loan Bank bond classified as available for sale that was in a continuous unrealized loss position for less than twelve months totaling $1,700 and had a market value totaling $2.0 million. The Company has the ability and intent to hold this security until its maturity on July 28, 2009. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

7.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at March 31, 2009 and September 30, 2008 are summarized as follows:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$2,260	$242	$—	$2,502
Ginnie Mae	235,470	20,247	—	255,717
Fannie Mae	14,154,273	220,602	(6,491)	14,368,384

Total mortgage-backed securities	14,392,003	241,091	(6,491)	14,626,603
Collateralized mortgage obligations -
Freddie Mac	22,580	—	(26)	22,554

Total held to maturity	$14,414,583	$241,091	$(6,517)	$14,649,157

Weighted average rate at end of period	4.72%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$557,839	$24,629	$—	$582,468
Fannie Mae	1,726,050	28,979	—	1,755,029

Total mortgage-backed securities	2,283,889	53,608	—	2,337,497

Collateralized mortgage obligations:
Freddie Mac	1,514,063	27,923	—	1,541,986
Ginnie Mae	7,768,695	68,602	—	7,837,297
Fannie Mae	5,171,875	—	(31,525)	5,140,350

Total collateralized mortgage obligations	14,454,633	96,525	(31,525)	14,519,633

Total available for sale	$16,738,522	$150,133	$(31,525)	$16,857,130

Weighted average rate at end of period	3.77%

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$3,556	$376	$(3)	$3,929
Ginnie Mae	282,820	29,312	(308)	311,824
Fannie Mae	15,434,529	48,119	(214,043)	15,268,605

Total mortgage-backed securities	15,720,905	77,807	(214,354)	15,584,358
Collateralized mortgage obligations -
Freddie Mac	23,592	—	(298)	23,294

Total held to maturity	$15,744,497	$77,807	$(214,652)	$15,607,652

Weighted average rate at end of period	4.91%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$263,833	$15,657	$—	$279,490
Fannie Mae	1,957,014	—	(14,006)	1,943,008

Total mortgage-backed securities	2,220,847	15,657	(14,006)	2,222,498
Collateralized mortgage obligations: -
Ginnie Mae	8,105,406	—	(147,238)	7,958,168

Total available for sale	$10,326,253	$15,657	$(161,244)	$10,180,666

Weighted average rate at end of period	4.16%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of March 31, 2009 and September 30, 2008. The Company has the ability and intent to hold these securities until such time as the values recover or the securities repay or mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuers.

	LENGTH OF TIME IN CONTINUOUS UNREALIZED LOSS POSITION AT MARCH 31, 2009
	Less than 12 months		12 months or more		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
Held to Maturity:
Mortgage-backed securities	$2,295,623	$6,491	$—	$—	$2,295,623	$6,491
Collateralized mortgage obligations	22,580	26	—	—	22,580	26

Total held to maturity	2,318,203	6,517	—	—	2,318,203	6,517

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale:
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	5,140,350	31,525	—	—	5,140,350	31,525

Total available for sale	5,140,350	31,525	—	—	5,140,350	31,525

Total at March 31, 2009	$7,458,553	$38,042	$—	$—	$7,458,553	$38,042

Percent of total	100.0%	100.0%	—	—	100.0%	100.0%

	LENGTH OF TIME IN CONTINUOUS UNREALIZED LOSS POSITION AT SEPTEMBER 30, 2008
	Less than 12 months		12 months or more		Total
	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses	Amortized Cost	Unrealized Losses
Held to Maturity:
Mortgage-backed securities	$10,201,656	$214,354	$—	$—	$10,201,656	$214,354
Collateralized mortgage obligations	23,592	298	—	—	23,592	298

Total held to maturity	10,225,248	214,652	—	—	10,225,248	214,652

	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale:
Mortgage-backed securities	1,943,008	14,006	—	—	1,943,008	14,006
Collateralized mortgage obligations	7,958,168	147,238	—	—	7,958,168	147,238

Total available for sale	9,901,176	161,244	—	—	9,901,176	161,244

Total at September 30, 2008	$20,126,424	$375,896	$—	$—	$20,126,424	$375,896

Percent of total	100.0%	100.0%	—	—	100.0%	100.0%

8.	LOANS RECEIVABLE

Loans receivable at March 31, 2009 and September 30, 2008 are summarized as follows:

	March 31,	September 30,
	2009	2008
Real estate mortgage:
Residential first mortgage	$265,828,645	$253,132,315
Residential second mortgage	76,375,441	86,348,973
Home equity lines of credit	231,874,625	225,357,406
Multi-family residential	36,769,188	32,546,370
Commercial real estate	298,746,152	261,166,327
Real estate construction and development:
Residential	28,012,333	34,511,026
Multi-family	7,058,323	9,607,101
Commercial	69,535,536	55,263,607
Commercial and industrial	168,456,525	137,688,076
Consumer and installment	5,554,142	6,895,479

	1,188,210,910	1,102,516,680
Add (less):
Deferred loan costs	4,837,558	5,204,730
Loans in process	(1,795,045)	(6,223,362)
Allowance for loan losses	(18,467,535)	(12,761,532)

Total	$1,172,785,888	$1,088,736,516

Weighted average interest rate at end of period	5.30%	6.02%

9.	DEPOSITS

Deposits at March 31, 2009 and September 30, 2008 are summarized as follows:

	March 31, 2009		September 30, 2008
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Transaction accounts:
Non-interest-bearing checking	$129,308,955	—	$76,404,474	—
Interest-bearing checking	213,811,588	1.58%	178,697,883	2.51%
Passbook savings accounts	26,306,886	0.19%	25,828,504	0.32%
Money market	139,276,900	0.78%	149,141,121	2.12%

Total transaction accounts	508,704,329	0.89%	430,071,982	1.80%

Certificates of deposit:
Retail	283,825,519	3.09%	232,369,917	3.50%
CDARS	177,402,074	1.94%	123,932,466	2.79%
Brokered	124,941,000	3.20%	128,937,000	3.85%

Total certificates of deposit	586,168,593	2.77%	485,239,383	3.41%

Total deposits	$1,094,872,922	1.89%	$915,311,365	2.65%

10.	FAIR VALUES OF ASSETS AND LIABILITIES

Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

SFAS 157 specifies a three-level hierarchy for valuation techniques used to measure financial assets and financial liabilities at fair value. This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data. Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation.

In April 2009, the Financial Accounting Standards Board issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have, if any, on its financial statements.

The following disclosures exclude certain non-financial assets and liabilities, which are deferred under the provisions of Financial Accounting Standards Board Staff Position No. FAS 157-2, “Effective Date of FASB Staff Position No. 157” (“FSP No. 157-2”). Such non-financial assets include foreclosed real estate, long-lived assets and goodwill, which are written down to fair value if considered impaired. The deferral of these disclosures is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial assets and liabilities, and defers disclosures required by SFAS No. 157 until the Company’s fiscal year beginning October 1, 2009. The Company does not expect the adoption of the remaining provisions of this statement to have a material effect on its financial statements.

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

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2009 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Equity securities available for sale	$589	$—	$589	$—
Debt securities available for sale	5,013	—	5,013	—
Mortage-backed securities available for sale	16,857	—	16,857	—
Interest-rate swap	1,561	—	1,561	—

Total assets	$24,020	$—	$24,020	$—

Liabilities:
Interest-rate swap	1,561	—	1,561	—

Total liabilities	$1,561	$—	$1,561	$—

Assets that were recorded at fair value or at the lower of cost or market on a non-recurring basis at March 31, 2009 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2009				Total Losses Recognized in Quarter Ended March 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Loans held for sale, at lower of cost or market	$110,201	$—	$110,201	$—	$—
Impaired loans	45,703	—	45,703	—	1,285

Total assets	$155,904	$—	$155,904	$—	$1,285

11.	INTEREST-RATE SWAPS

The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value. These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan. Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%. Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%. The two contracts have identical terms except for the interest rates and interest does not begin to accrue until May 2009. The contracts are scheduled to mature on May 15, 2015. While these two swap derivatives generally work together as an interest-rate hedge, the

Company has not designated them for hedge treatment under SFAS No. 133. Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings.

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	March 31, 2009	September 30, 2008
Fair value recorded in other assets	$1,561,000	$70,000
Fair value recorded in other liabilities	1,561,000	70,000

The gross gains and losses on these contracts recorded in the consolidated statements of income and comprehensive income for the three- and six-month periods ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Gross gains included in loss (gain) on derivative financial instruments	$(1,491,000)	$—	$(70,000)	$—
Gross losses included in loss (gain) on derivative financial instruments	1,491,000	—	70,000	—

Net loss (gain)	$—	$—	$—	$—

12.	GOODWILL

Goodwill totaled $3.9 million at March 31, 2009 and September 30, 2008, respectively. Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the results of operations in the periods in which they become known. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. Because of the decline in the market value of the Company’s common stock during the six months ended March 31, 2009, the Company reviewed goodwill for impairment as of March 31, 2009 in addition to its annual review at September 30, 2008. No impairment losses were recognized during fiscal year 2008 or the six months ended March 31, 2009.

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

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri. It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.5 billion in assets at March 31, 2009. Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in the St. Louis and Kansas City metropolitan areas.

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

COMMUNITY BANKING STRATEGY PRODUCES MEANINGFUL GROWTH IN KEY BUSINESS LINES

The Company experienced decreases in net income of 30.4% and 55.7% during the three- and six-month periods ended March 31, 2009, respectively, compared with the same periods last year largely as the result of increased provisions for loan losses. However, execution of its community banking strategy produced strong performance in each of its three primary business lines, commercial banking services, retail mortgage lending and retail banking services, resulting in meaningful growth in loans receivable, core deposits, total assets, net interest income and mortgage revenues. The Company’s community banking strategy emphasizes high-quality, responsive, and personalized customer service. The Company has been successful in distinguishing itself from the larger regional banks operating in its market areas by offering quicker decision making in the delivery of banking products and services, offering customized products where needed, and providing customers access to senior decision makers.

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses and the Company’s growth in the St. Louis market continues to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate. Total assets grew $157.2 million, or 12.1%, from $1.30 billion at September 30, 2008 to $1.46 billion at March 31, 2009, largely as the result of an $84.0 million increase in loans receivable. Commercial loans accounted for substantially all of the growth in loans receivable as the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards. During the six-month period, mortgage loans secured by commercial real estate increased $37.6 million to $298.7 million, commercial and industrial loans increased $30.8 million to $168.5 million and commercial real estate construction and development loans increased $14.3 million to $69.5 million at March 31, 2009, respectively. Commercial loan originations totaled $91.4 million and $234.8 million during the three and six months ended March 31, 2009, respectively, compared with $109.8 million and $272.3 million during the same period last year.

The Company’s commercial loan customers are also among the best sources of core deposit accounts. Commercial checking account balances increased $28.9 million to $197.6 million at March 31, 2009 compared with $168.8 million at September 30, 2008.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas. The Company is a leading mortgage originator in these two markets, as it has successfully leveraged its reputation for strength and quality customer service with these staffs of experienced mortgage loan officers who have strong community relationships. Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis. Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.

The Federal Reserve’s actions taken to lower market interest rates and stimulate mortgage lending activity resulted in a dramatic increase in mortgage refinancing volume beginning in late November 2008. The Company was able to capture a meaningful share of this increased activity without significantly adding fixed costs to its infrastructure. During the three and six months ended March 31, 2009, the Company originated residential mortgage loans for sale to investors totaling $262.8 million and $914.1 million, respectively, compared with $395.0 million and $708.1 million during the same 2008 periods, respectively. Residential loans sold to investors for the three months ended March 31, 2009 totaled $620.4 million, which generated mortgage revenues totaling $4.3 million, compared with $402.3 million of loans sold and $1.8 million in revenues for the three months ended March 31, 2008. Residential loans sold to investors for the six months ended March 31, 2009 totaled $875.9 million, which generated mortgage revenues totaling $5.9 million, compared with $686.3 million of loans sold and $3.0 million in revenues for the six months ended March 31, 2008. The Company experienced a market-driven decline in gross profit margins on loans sold during the 2009 periods as the result of tighter pricing in a market dominated by refinancing activity. However, because of increased efficiencies, the Company’s net profit margins on loans sold increased to 0.70% and 0.67% during the three and six months ended March 31, 2009, respectively, compared with 0.46% and 0.43% during the same 2008 periods, respectively. Loans held for sale increased $38.2 million to $110.2 million at March 31, 2009 from $72.0 million at September 30, 2008.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income. Their growth continues to be one of the Company’s primary strategic objectives. Core deposits increased $78.6 million, or 18%, to $508.7 million at March 31, 2009 from $430.1 million at September 30, 2008. Checking accounts, which represent the cornerstone product in a customer relationship, increased $88.0 million to $343.1 million at March 31, 2009 from $255.1 million at September 30, 2008. The increase was primarily the result of a $28.9 million increase in commercial checking accounts, a $23.3 million increase in retail checking accounts and a $35.9 million increase in non-interest bearing checking accounts related to the Company’s outstanding official checks, which it began clearing internally during the quarter ended December 31, 2008. Also enhancing its ability to attract core deposits, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program during the quarter ended March 31, 2009. This program provides full FDIC insurance coverage for non interest-

bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor. Both FDIC limits will be in effect through December 31, 2009. Money market accounts decreased $9.9 million during the six months ended March 31, 2009, but increased $11.4 million during the March 2009 quarter to $139.3 million at March 31, 2009 primarily as the result of the introduction of a new product during March 2009 that offers the Bank’s customers the ability to receive FDIC insurance on deposits up to $12.5 million. Money market and interest-bearing checking accounts carry adjustable interest rates that make them an ideal funding source for the Company’s prime-adjusting commercial and home equity loans. Primarily as the result of declining market interest rates, the weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 1.58% and 0.78%, respectively, at March 31, 2009 compared with 2.51% and 2.12% at September 30, 2008.

Certificates of deposit increased $100.9 million to $586.2 million at March 31, 2009 from $485.2 million at September 30, 2008, primarily as the result of a $51.5 million increase in retail certificates of deposit to $283.8 million and a $53.5 million increase in CDARS time deposits to $177.4 million. CDARS deposits, which are generally offered to in-market retail and commercial customers, offer the bank’s customers the ability to receive FDIC insurance on deposits up to $50 million. Brokered time deposits decreased $4.0 million to $124.9 million at March 31, 2009 compared with $128.9 million at September 30, 2008, as the Company repaid certain maturing brokered deposits with increases in retail deposits. Total deposits increased $179.6 million, or 19.6%, to $1.09 billion at March 31, 2009 from $915.3 million at September 30, 2008.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $936,000 for the three months ended March 31, 2009 compared with $932,000 for the same 2008 period. Retail banking fees were $1.9 million for the six months ended March 31, 2009 compared with $2.0 million for the same period a year ago. Primarily as the result of tightened consumer spending in the current difficult economic environment, the Bank experienced a reduction in the volume of overdrawn checking accounts during the three- and six- months ended March 31, 2009 compared with the same period last year.

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

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$335,981	$5,317	6.33%	$339,927	$5,966	7.02%
Commercial	594,094	7,013	4.72%	473,324	7,649	6.46%
Home equity lines of credit	231,975	2,169	3.74%	224,071	3,707	6.62%
Consumer	3,599	54	5.94%	4,240	63	5.89%

Total loans receivable	1,165,649	14,553	4.99%	1,041,562	17,385	6.68%
Loans held for sale	153,190	1,758	4.59%	81,205	1,017	5.01%
Securities and other	56,263	346	2.53%	45,854	587	5.12%

Total interest-earning assets	1,375,102	16,657	4.85%	1,168,621	18,989	6.50%

Non-interest-earning assets	70,556			81,106

Total assets	$1,445,658			$1,249,727

Interest-bearing liabilities:
Interest-bearing checking	$207,412	809	1.56%	$86,672	388	1.79%
Passbook savings	25,440	12	0.19%	27,852	21	0.30%
Money market	135,634	266	0.78%	198,302	1,518	3.06%
Certificates of deposit	586,746	4,225	2.88%	505,383	5,740	4.54%

Total interest-bearing deposits	955,232	5,312	2.22%	818,209	7,667	3.75%

FHLB advances	109,399	915	3.35%	240,107	2,063	3.44%
Federal Reserve borrowings	122,922	135	0.44%	1,890	16	3.49%
Note payable	1,613	12	3.03%	2,927	38	5.15%
Subordinated debentures	19,589	201	4.09%	19,589	341	6.96%

Total interest-bearing liabilities	1,208,755	6,575	2.18%	1,082,722	10,125	3.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	109,302			61,653
Other non-interest bearing liabilities	14,775			19,342

Total non-interest-bearing liabilities	124,077			80,995

Stockholders’ equity	112,826			86,010

Total liabilities and stockholders’ equity	$1,445,658			$1,249,727

Net interest income		$10,082			$8,864

Interest rate spread (2)			2.67%			2.76%
Net interest margin (3)			2.93%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.76%			107.93%

(1)	Includes non-accrual loans with an average balance of $14.9 million and $6.5 million for the three months ended March 31, 2009 and respectively.

(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)	Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$340,055	$11,074	6.51%	$342,310	$12,186	7.12%
Commercial	570,434	14,188	4.97%	449,039	15,396	6.86%
Home equity lines of credit	229,350	4,870	4.25%	222,215	7,900	7.11%
Consumer	3,664	106	5.82%	4,300	118	5.49%

Total loans receivable	1,143,503	30,238	5.29%	1,017,864	35,600	6.99%
Loans held for sale	101,402	2,423	4.78%	66,276	1,744	5.26%
Securities and other	56,743	831	2.93%	42,566	1,015	4.79%

Total interest-earning assets	1,301,648	33,492	5.15%	1,126,706	38,359	6.81%

Non-interest-earning assets	77,083			78,703

Total assets	$1,378,731			$1,205,409

Interest-bearing liabilities:
Interest-bearing checking	$197,678	1,868	1.89%	$74,334	639	1.72%
Passbook savings	25,627	25	0.19%	28,320	47	0.34%
Money market	137,895	834	1.21%	190,125	3,322	3.49%
Certificates of deposit	552,448	8,709	3.15%	497,397	11,861	4.77%

Total interest-bearing deposits	913,648	11,436	2.50%	790,176	15,869	4.02%

FHLB advances	155,277	2,086	2.69%	225,470	4,588	4.07%
Federal Reserve borrowings	74,538	215	0.58%	946	17	3.52%
Note payable	4,660	113	4.87%	2,953	86	5.79%
Subordinated debentures	19,589	447	4.56%	19,589	734	7.50%

Total interest-bearing liabilities	1,167,712	14,297	2.45%	1,039,134	21,294	4.10%

Non-interest bearing liabilities:
Non-interest bearing deposits	98,043			60,666
Other non-interest bearing liabilities	14,141			20,183

Total non-interest-bearing liabilities	112,184			80,849

Stockholders’ equity	98,835			85,426

Total liabilities and stockholders’ equity	$1,378,731			$1,205,409

Net interest income		$19,195			$17,065

Interest rate spread (2)			2.70%			2.71%
Net interest margin (3)			2.95%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	111.47%			108.43%

(1)	Includes non-accrual loans with an average balance of $12.8 million and $6.5 million for the six months ended March 31, 2009 and 2008, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2009 vs 2008			Six Months Ended March 31, 2009 vs 2008
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(69)	$(580)	$(649)	$(80)	$(1,032)	$(1,112)
Commercial	7,704	(8,340)	(636)	7,809	(9,017)	(1,208)
Home equity lines of credit	852	(2,390)	(1,538)	715	(3,745)	(3,030)
Consumer	(12)	3	(9)	(29)	17	(12)

Total loans receivable	8,475	(11,307)	(2,832)	8,415	(13,777)	(5,362)
Loans held for sale	1,299	(558)	741	1,122	(443)	679
Securities and other	191	(432)	(241)	407	(591)	(184)

Net change in income on interest earning assets	9,965	(12,297)	(2,332)	9,944	(14,811)	(4,867)

Interest-bearing liabilities:
Interest-bearing checking	751	(330)	421	1,160	69	1,229
Passbook savings	(2)	(7)	(9)	(4)	(18)	(22)
Money market	(373)	(879)	(1,252)	(737)	(1,751)	(2,488)
Certificates of deposit	4,666	(6,181)	(1,515)	3,187	(6,339)	(3,152)

Total interest-bearing deposits	5,042	(7,397)	(2,355)	3,606	(8,039)	(4,433)
FHLB advances	(1,095)	(53)	(1,148)	(1,198)	(1,304)	(2,502)
Federal Reserve borrowings	232	(113)	119	251	(53)	198
Note payable	(13)	(13)	(26)	62	(35)	27
Subordinated debentures	—	(140)	(140)	—	(287)	(287)

Net change in expense on interest bearing liabilities	4,166	(7,716)	(3,550)	2,721	(9,718)	(6,997)

Change in net interest income	$5,799	$(4,581)	$1,218	$7,223	$(5,093)	$2,130

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2009 was $1.8 million, or $0.15 per diluted common share on 10.3 million average diluted shares outstanding, compared with net income of $2.5 million, or $0.25 per diluted common share on 10.2 million average diluted shares outstanding, during the same quarter last year. For the six months ended March 31, 2009, net income was $2.3 million, or $0.20 per diluted common share on 10.3 million average diluted shares outstanding, compared with $5.3 million, or $0.52 per diluted common share on a 10.2 million average diluted shares outstanding, for the same period a year ago. Net income for the three- and six-months ended March 31, 2009 was negatively impacted by a $5.7 million and $10.4 million provision for loan losses compared with $1.7 million and $2.8 million for same periods in 2008. In addition, dividends and discount amortization on preferred stock totaling $238,000, or $0.02 per common share, reduced income available for common shares in the three and six months ended March 31, 2009.

Net interest income rose 13.7%, or $1.2 million, to $10.1 million for the quarter ended March 31, 2009 compared with $8.9 million for the same period last quarter. For the six months ended March 31, 2009, net interest income rose to $19.2 million compared with $17.1 million for the same six-month period last year. The increases were fueled by growth in the average balances of loans receivable and loans held for sale, partially offset by declines in the net interest margin.

The net interest margin was 2.93% for the three months ended March 31, 2009 compared with 2.96% for the quarter ended December 31, 2008 and 3.03% for the March 2008 quarter. For the six-month period, the net interest margin was 2.95% in 2009 compared with 3.03% in 2008. The Company experienced declines in interest rates on its prime-adjusting commercial and home equity loans and on its short-term wholesale borrowings following reductions in the prime interest rate during the December 2008 quarter. However, interest rates paid on its retail deposits did not fall as quickly due to competition for deposits and, accordingly, the Company experienced compression in its net interest margin during the fiscal 2009 periods. In addition, the significant growth in mortgage loans held for sale resulting from increased refinancing activity, which were at yields lower than loans held in portfolio, generated increased interest income, but resulted in downward pressure on the overall yield on average interest-earning assets. Management believes the continued maturity of fixed-rate deposits and improved pricing on wholesale funding coupled with continued price improvement on new commercial loan originations and renewals, including interest-rate floors on adjustable-rate loans, will benefit the Company’s net interest margin in future periods.

Total interest and dividend income decreased $2.3 million, or 12.3%, to $16.7 million for the quarter ended March 31, 2009 compared with $19.0 million for the same 2008 quarter. For the six months ended March 31, 2009, total interest and dividend income was $33.5 million compared with $38.4 million for the same period a year ago. The decreases were primarily due to decreases in the average yields on loans receivable and loans held for sale, partially offset by increases in the average balances of such loans.

The average balance of loans receivable increased to $1.17 billion and $1.14 billion during the three and six months ended March 31, 2009, respectively, compared with $1.04 billion and $1.02 billion during the same 2008 periods, respectively, primarily as the result of commercial loan growth. As the result of declining market interest rates, the average yield on loans receivable decreased to 4.99% and 5.29% during the three and six months ended March 31, 2009, respectively, compared with 6.68% and 6.99% during the same 2008 periods, respectively. See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Commercial Banking Services.

The average balance of loans held for sale increased to $153.2 million and $101.4 million during the three and six months ended March 31, 2009, respectively, compared with $81.2 million and $66.3 million during the same 2008 periods, respectively, as the result of the increased refinancing activity. As the result of declining market interest rates, the average yield on loans held for sale decreased to 4.59% and 4.78% during the three and six months ended March 31, 2009, respectively, compared with 5.01% and 5.26% during the same 2008 periods, respectively. See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Retail Mortgage Lending.

Total interest expense decreased $3.5 million, or 35.1%, to $6.6 million for the quarter ended March 31, 2009 compared with $10.1 million for the quarter ended March 31, 2008 and decreased $7.0 million to $14.3 million during the six months ended March 31, 2009 compared with $21.3 million during the same six-month period last year. The lower expense was the result of decreases in the average cost of funds partially offset by increases in the average balance of interest-bearing liabilities. The average cost of funds decreased from 3.74% for the quarter ended March 31, 2008 to 2.18% for the quarter ended March 31, 2009 while the average balance of interest-bearing liabilities increased from $1.08 billion to $1.21 billion during the same periods, respectively. For the six-month periods, the average balance of interest-bearing liabilities increased from $1.04 billion in 2008 to $1.17 billion in 2009 while the average cost of funds decreased from 4.10% to 2.45% during the same periods, respectively. The increased average balance in interest-bearing liabilities, which was used to fund asset growth during the period, resulted primarily from increases in the average balances of deposits (mainly checking accounts and certificates of deposit) and, to a lesser extent, an increase in borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”), offset by a decrease in the average balance of advances from the Federal Home Loan Bank of Des Moines (“FHLB”). The decreased average costs were the result of lower market interest rates during the period, growth in core deposits and a shift in the mix of wholesale funding sources. The Company primarily funds its assets with savings deposits from its retail and commercial customers. This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers. Management actively chooses among these wholesale funding sources depending on their relative costs and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $2.4 million, or 30.7%, to $5.3 million during the quarter ended March 31, 2009 compared with $7.7 million for the quarter ended March 31, 2008. For the six months ended March 31, 2009, interest expense on deposits was $11.4 million compared with $15.9 million for the same period a year ago. The decrease in interest expense was the result of a decrease in the average cost partially offset by an increase in the average balance. The average balance of interest-bearing deposits increased to $955.2 million for the quarter ended March 31, 2009 from $818.2 million for the quarter ended March 31, 2008 while the average cost of deposits decreased from 3.75% to 2.22% during the same periods, respectively. For the six-month periods, the average balance of interest-bearing deposits increased to $913.6 million from $790.2 million while the average cost of deposits decreased from 4.02% to 2.50% during the same periods, respectively. Growth in average total deposits during the fiscal 2009 periods was the result of growth in core deposits, CDARS time deposits and retail time deposits. The growth in core deposits combined with lower market interest rates resulted in lower average costs during the fiscal 2009 periods. See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Retail Banking Services.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The FDIC subsequently announced that it would reduce the special assessment to 10 basis points if Congress increases the FDIC’s borrowing authority with the U.S. Department of the Treasury. The assessment is expected to increase interest expense on deposits during the quarter ended June 30, 2009. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any such special assessments are expected to increase interest expense on deposits if and when they become effective.

Interest expense on advances from the Federal Home Loan Bank decreased $1.1 million, or 55.6%, to $915,000 during the quarter ended March 31, 2009 compared with $2.1 million for the quarter ended March 31, 2008 and decreased to $2.1 million during the six months ended March 31, 2009 compared with $4.6 million for the same six-month period last year as the result of decreases in the average cost and the average balance. The average balance decreased to $109.4 million for the quarter ended March 31, 2009 from $240.1 million for the quarter ended March 31, 2008 and the average cost decreased from 3.44% to 3.35% during the same periods, respectively. For the six-month periods, the average balance decreased to $155.3 million during 2009 from $225.5 million during 2008 and the average cost decreased from 4.07% to 2.69% during the same periods, respectively The decreased average balances resulted from management’s decision to shift a portion of these short-term borrowings to less costly short-term borrowings at the Federal Reserve Bank and growth in deposits. The decreased average cost was the result of lower market interest rates during the 2009 period.

Interest expense on borrowings from the Federal Reserve Bank increased to $135,000 during the quarter ended March 31, 2009 compared with $16,000 for the quarter ended March 31, 2008 as the result of an increase in the average balance to $122.9 million for the quarter ended March 31, 2009 from $1.9 million for the quarter ended March 31, 2008 while the average costs of these borrowings decreased to 0.44% from 3.49% during the same periods, respectively. For the six months ended March 31, 2009, interest expense on these borrowings increased $198,000 to $215,000 during 2009 compared with $17,000 for 2008. The average balance increased to $74.5 million during the six months ended March 31,

2009 from $946,000 during the same period in 2008 while the average cost decreased from 3.52% to 0.58% for the same periods, respectively.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2009 was $5.7 million and $10.4 million respectively, compared with $1.7 million and $2.8 million, respectively for the same periods a year ago. See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 50.2% to $5.8 million for the quarter ended March 31, 2009 compared with $3.8 million for the same period last year. For the six months ended March 31, 2009, total non-interest income increased $2.3 million to $9.1 million compared with $6.8 million for the same six-month period last year. The increases were primarily the result of strong growth in mortgage revenues, partially offset by decreases in other non-interest income and gain on sale of sales of securities. See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Retail Mortgage Lending.

Gain on sales of securities totaled $263,000 for the three months ended March 31, 2008 on sales of $20.0 million of debt securities classified as available for sale. There were no such sales during the three months ended March 31, 2009. For the six-month periods, gain on sales of securities totaled $243,000 in 2009 on sales of $51.1 million of debt securities classified as available for sale compared with $317,000 in 2008 on sales of $24.8 million of available-for-sale debt securities. Such securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Investment brokerage revenues totaled $379,000 and $641,000 for the three and six months ended March 31, 2009, respectively compared with $356,000 and $571,000, respectively for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors. Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates. The increased revenues in the fiscal 2009 periods were the result of a shift in the mix of products sold resulting in higher profit margins.

Other non-interest income totaled $144,000 and $436,000 for the three and six months ended March 31, 2009, respectively, compared with $445,000 and $1.0 million for the same 2008 periods. The decreases were primarily the result of a decrease in fees received from a correspondent bank related to the Bank’s official check clearing process and impairment charges recognized in the 2009 periods for certain investments that were previously carried at historical cost. Subsequent to September 30, 2008, the Bank began clearing its official checks internally, allowing the Bank the use of the float related to these outstanding checks. This process was previously performed by a correspondent bank that paid the Bank fees for the use of the float.

Non-Interest Expense

Total non-interest expense increased $738,000 to $7.7 million for the quarter ended March 31, 2009 compared with $6.9 million for the same period a year ago. For the six months ended March 31, 2009 total non-interest expense increased $1.3 million to $14.5 million compared with $13.2 million for the same six-month period last year. The increases were primarily due to increases in salaries and employee benefits expense, occupancy, equipment and data processing expense, FDIC deposit insurance premium expense and real estate foreclosure expense and losses. Partially offsetting these increases were decreases in advertising expense, professional services expense and other non-interest expense as the Company focused on reducing controllable expenses and began to realize benefits from a more disciplined line-item budget accountability process.

Salaries and employee benefits expense increased $394,000 to $3.6 million for the quarter ended March 31, 2009 compared with $3.2 million for the quarter ended March 31, 2008 and increased $715,000 to $6.9 million for the six months ended March 31, 2009 compared with $6.2 million for the six months ended March 31, 2008. The increases were the result of the payment of incentives related to the increased mortgage and commercial lending volumes, which did not qualify as capitalized loan origination expenses, and also to the reversal, in March 2008, of $364,000 in accrued performance-based incentives related to the separation of several employees.

Occupancy, equipment and data processing expense increased $94,000 to $2.1 million for the three-month period ended March 31, 2009 compared with $2.0 million for the three-month period ended March 31, 2008 and increased $275,000 to $3.9 million for the six months ended March 31, 2009 compared with $3.7 million for the six months ended March 31, 2008. The increase was largely related to an increase in expense related to the use of an independent security company to provide security guards at certain of the Bank’s branch offices, increased expenses related to the temporary relocation of one of the Bank’s branch offices due to water damage, and increased expenses related to the increased level of loan and deposit activity.

Advertising expense decreased $85,000 to $209,000 for the three-month period ended March 31, 2009 compared with $294,000 for the three-month period ended March 31, 2008 and decreased $139,000 to $495,000 for the six months ended March 31, 2009 compared with $634,000 for the six months ended March 31, 2008. The decreases were generally due to a reduction in the overall level of advertising during the 2009 period and a more focused effort to control such expenses.

FDIC deposit insurance premium expense increased $253,000 to $411,000 for the three months ended March 31, 2009 compared with $158,000 for the same period in 2008 and increased $220,000 to $610,000 for the six months ended March 31, 2009 compared with $390,000 for the six months ended March 31, 2008. The increases were the result of deposit growth and the recent industry-wide increase in FDIC insurance rates.

Loss (gain) on derivative instruments totaled a loss of $58,000 for the quarter ended March 31, 2008 and a gain of $64,000 for the six-month period ended March 31, 2008. There were no such gains or losses during the 2009 periods. During November 2004, the Company entered into interest rate swap agreements with notional values totaling $80 million, which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates. The Company used long-haul, fair-value, hedge accounting. Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings during the period in which the ineffectiveness occurred. All of these interest-rate swap agreements were called by the counterparties during the year ended September 30, 2008 due to the declining interest-rate environment.

Real estate foreclosure losses and expense, net includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties which occur subsequent to foreclosure and expenses incurred in connection with maintaining the properties until they are sold. Real estate foreclosure losses and expense, net increased $255,000 to $409,000 for the quarter ended March 31, 2009 compared with $155,000 for the same period last year and increased $368,000 to $751,000 for the six-month period ended March 31, 2009 compared to $383,000 for the same period a year ago. The increases were generally due to the overall increased foreclosure activity and the related realized losses on sales. See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes was $762,000 and $1.1 million for the three and six months ended March 31, 2009 compared with $1.5 million and $2.6 million for the three and six months ended March 31, 2008, respectively. The effective tax rates for the three and six months ended March 31, 2009 were 30.1% and 31.2%, respectively, compared with 37.3% and 33.4% for the same 2008 periods. The lower effective tax rates in the 2009 periods were primarily the result of a higher percentage of non-taxable income to total pre-tax income related to bank-owned life insurance and non-taxable interest income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2009, December 31, 2008 and September 30, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008	September 30, 2008
Non-accrual loans:
Residential real estate:
First mortgage	$4,526,284	$4,330,175	$5,903,709
Second mortgage	824,154	628,127	752,245
Home equity	2,342,883	3,027,561	1,695,073
Commercial and multi-family real estate	5,783,115	1,513,516	1,125,117
Real estate construction and development	372,998	1,089,027	133,108
Commercial and industrial	3,644,934	3,119,410	341,250
Consumer and other	142,392	223,022	159,727

Total non-accrual loans	17,636,760	13,930,838	10,110,229

Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	2,644,940	4,909,005	2,542,770
Second mortgage	109,535	—	—
Home equity	647,822	435,579	1,467,606
Commercial and multi-family real estate	14,213	—	230,845
Real estate construction and development	557,435	557,435	—
Consumer and other	39,771	—	7,349

Total accruing loans past due 90 days or more	4,013,716	5,902,019	4,248,570

Troubled-debt restructured:
Current under restructured terms:
Residential real estate:
First mortgage	12,023,658	9,480,307	3,800,747
Second mortgage	1,549,511	1,156,601	659,033
Home equity	1,405,519	902,739	—
Commercial and multi-family real estate	7,895,865	7,896,715	—
Commercial and industrial	1,336,788	1,361,080	537,422
Consumer and other	64,287	—	—

Total current troubled debt restructured	24,275,628	20,797,442	4,997,202

Past due under restructured terms:
Residential real estate:
First mortgage	2,619,663	652,114	1,183,967
Second mortgage	57,591	11,591	11,371
Home equity	93,449	55,122	112,081
Commercial and industrial	1,020,252	1,020,252	—

Total past due troubled debt restructured	3,790,955	1,739,079	1,307,419

Total troubled debt restructured	28,066,583	22,536,521	6,304,621

Total non-performing loans	49,717,059	42,369,378	20,663,420

Real estate acquired in settlement of loans:
Residential real estate	3,896,178	2,505,831	3,518,806
Commercial real estate	103,500	103,500	—

Total real estate acquired in settlement of loans	3,999,678	2,609,331	3,518,806

Other nonperforming assets	2,500	91,792	236,690

Total non-performing assets	$53,719,237	$45,070,501	$24,418,916

Ratio of non-performing loans to total loans receivable	4.17%	3.66%	1.88%
Ratio of non-performing assets to totals assets	3.68%	3.31%	1.87%
Ratio of allowance for loan losses to non-performing loans	37.15%	36.97%	61.76%
Excluding troubled-debt restructured that is current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.14%	1.86%	1.42%
Ratio of non-performing assets to totals assets	2.01%	1.78%	1.49%
Ratio of allowance for loan losses to non-performing loans	66.30%	65.00%	81.20%

Non-performing loans increased to $49.7 million at March 31, 2009 from $42.4 million at December 31, 2008 and $20.7 million at September 30, 2008, primarily as the result of increased troubled debt restructurings. The increase in troubled debt restructurings was due to management’s decision to proactively modify loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s recoveries on these loans. The restructured terms of the loans generally included a reduction of the interest rates and, if the underlying collateral values supported the resulting carrying values of the loans, the addition of past due interest to the principal balance of the loans. Many of these borrowers were current at the time of the modification and showed strong intent and ability to repay their obligations under the modified terms. At March 31, 2009, $24.3 million, or 86%, of the total restructured loans were performing as agreed under the modified terms of the loans.

While these modifications were generally targeted at residential mortgage loan customers, during the quarter ended December 31, 2008, the Company restructured a $7.8 million commercial real estate loan made to a St. Louis-based customer, which was collateralized by a strip shopping center in Naples, Florida. The Company’s lending practices generally limit lending outside of its two primary market areas, St. Louis and Kansas City. However, management has had a long, successful relationship with this borrower. While the loan had been current under the previous loan terms and remains current under the restructured terms, management determined it was necessary to temporarily reduce the interest rate and defer principal payments while the borrower attempts to secure additional tenants in the property. However, after considering the values of the borrower’s personal guarantees and the underlying collateral, the Company recorded a $1.2 million provision for loan loss related to this loan during the December 2008 quarter.

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

Also contributing to the rise in non-performing assets during the six months ended March 31, 2009 was a $7.5 million increase in non-accrual loans. During the quarter ended March 31, 2009, three loans made to two commercial borrowers with principal balances totaling $4.0 million that were secured by residential building lots under development and raw land, were placed on non-accrual status. Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

The ratio of the allowance for loan losses to loans receivable increased to 1.55% at March 31, 2009 compared with 1.35% at December 31, 2008 and 1.16% at September 30, 2008 as the result of the significant increase in the allowance. The ratio of the allowance for loan losses to non-performing loans was 37.15% at March 31, 2009 compared with 36.97% at December 31, 2008 and 61.76% at September 30, 2008. Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 66.3% at March 31, 2009 compared with 65.0% at December 31, 2008 and 81.2% at September 30, 2008. Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically increased troubled debt restructurings that were performing under their restructured terms and residential first mortgage loans. At March 31, 2009, 44% of total non-performing loans were residential first mortgage loans, which carry a lower level of inherent risk than other types of loans in the Company’s portfolio, especially compared to second mortgage loans and home equity lines of credit where the Company often does not own or service the first mortgage loan.

Real estate acquired in settlement of loans was $4.0 million at March 31, 2009 compared with $3.5 million at September 30, 2008. The balance at March 31, 2009 consisted of 52 residential real estate properties and one commercial real estate property in the Company’s two primary market areas of St. Louis and Kansas City.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Balance, beginning of period	$15,663,958	$11,151,483	$12,761,532	$10,421,304
Provision charged to expense	5,664,407	1,728,140	10,355,985	2,760,691
Charge-offs:
Residential real estate first mortgage	1,008,416	53,115	1,675,520	154,565
Residential real estate second mortgage	386,032	604,380	856,891	738,162
Home equity lines of credit	879,804	610,453	1,490,131	738,042
Real estate construction & development	458,400	28,700	466,703	28,700
Commercial & multi-family real estate	—	374,000	—	374,000
Commercial & industrial	107,394	—	130,971	—
Consumer and other	31,521	93,885	75,004	141,656

Total charge-offs	2,871,567	1,764,533	4,695,220	2,175,125

Recoveries:
Residential real estate first mortgage	854	—	2,136	—
Residential real estate second mortgage	2,921	—	3,244	—
Home equity lines of credit	3,482	677	16,144	106,895
Commercial and multi-family real estate	—	—	14,283	—
Consumer and other	3,480	91	9,431	2,093

Total recoveries	10,737	768	45,238	108,988

Balance, end of period	$18,467,535	$11,115,858	$18,467,535	$11,115,858

		March 31, 2009	September 30, 2008
Specific loan loss allowance related to non-performing loans		$3,937,641	$807,629
Balance of non-performing loans with no specific loan loss allowance		33,617,778	17,704,652
Ratio of allowance to total loans outstanding		1.55%	1.16%

The provision for loan losses for the three months ended March 31, 2009 was $5.7 million compared with $4.7 million for the December 2008 quarter and $1.7 million for the March 2008 quarter. For the six-month periods, the provision for loan losses was $10.4 million in 2009 compared with $2.8 million in 2008. The increased provision in the fiscal 2009 periods was due to the increase in the level of non-performing loans, net charge-offs and growth in performing commercial loans, which have historically carried a higher level of inherent risk than residential loans.

Net charge-offs for the three- and six-month periods ended March 31, 2009 totaled $2.9 million, or 0.98% of average loans on an annualized basis, and $4.6 million, or 0.81% of average loans on an annualized basis, respectively, compared with $1.8 million, or 0.68% of average loans on an annualized basis, and $2.1 million, or 0.41% of average loans on an annualized basis, for the same periods a year ago, respectively. Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas. Because the Company’s loan portfolio is typically collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral. Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2009 periods. The Company has not engaged in sub-prime lending activities.

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

FINANCIAL CONDITION

Cash and cash equivalents increased $24.4 million to $53.5 million at March 31, 2009 from $29.1 million at September 30, 2008. Cash balances included overnight investments in federal funds, which increased to $26.8 million at March 31, 2009 compared with $647,000 at September 30, 2008, primarily as the result of an increase in float related to loan fundings during the last few days of the month. Subsequent to September 30, 2008, the Bank began clearing its official checks internally, which increased the amount of float related to such outstanding checks.

Debt securities available for sale increased to $5.0 million at March 31, 2009 compared with $0 at September 30, 2008. Mortgage-backed securities available for sale increased to $16.9 million at March 31, 2009 from $10.2 million at September 30, 2008, while mortgage-backed securities held to maturity decreased to $14.4 million at March 31, 2009 from $15.7 million at September 30, 2008. Such securities are primarily held as collateral to secure large commercial and municipal deposits. The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased $754,000 to $11.6 million at March 31, 2009 from $10.9 million at September 30, 2008. The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings. However, effective in December 2008, the FHLB informed its member banks that it was temporarily suspending redemptions of its stock when members reduced their outstanding borrowings.

Deferred tax assets decreased $2.0 million to $6.0 million at March 31, 2009 from $8.1 million at September 30, 2008 primarily as the result of the utilization of capital loss carryovers generated by losses on the sale of the Company’s entire portfolio of Fannie Mae preferred stock during September 2008. At the time of sale, such losses were classified as capital losses for Federal income tax purposes and, accordingly, could only be deducted on the Company’s income tax return to the extent they could be used to offset capital gains. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which provided ordinary loss treatment on such sales. However, under Statement of Accounting Standards No. 109, Accounting for Income Taxes, these losses were treated as capital losses for financial accounting purposes at September 30, 2008, but were recognized as ordinary losses during the quarter ended December 31, 2008.

Prepaid expenses, accounts receivable and other assets increased $1.7 million to $9.6 million at March 31, 2009 from $7.9 million at September 30, 2008. The increase was primarily the result of an increase in the fair value of an interest-rate swap agreement with a notional value of $14 million, which also increased other liabilities by a like amount. See Quantitative and Qualitative Disclosures about Market Risk.

Advances from the Federal Home Loan Bank of Des Moines decreased $124.5 million to $86.1 million at March 31, 2009 from $210.6 million at September 30, 2008 while borrowings from the Federal Reserve Bank increased $90.0 million to $130.0 million at March 31, 2009 from $40.0 million at September 30, 2008. The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level. Management actively chooses between these wholesale funding sources depending on their relative costs. Funds received from retail deposit growth during the six months ended March 31, 2009 were used to reduce the net outstanding balance of these borrowings by $34.5 million.

Note payable decreased from $7.6 million at September 30, 2008 to $0 at March 31, 2009 as the Company repaid these borrowings from a correspondent bank using a portion of the proceeds from the sale of preferred stock to the U.S. Department of Treasury. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

Due to other banks decreased from $14.4 million at September 30, 2008 to $0 at March 31, 2009. The balance at September 30, 2008 represented the Bank’s outstanding official checks that were cleared through a correspondent bank’s checking account. Subsequent to September 30, 2008, the Company began to perform this clearing process internally, resulting in the decrease in the liability.

Total stockholders’ equity increased $33.7 million to $116.1 million at March 31, 2009 from $82.4 million at September 30, 2008. On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury. See Note 2 of Notes to Unaudited Consolidated Financial Statements. Also increasing stockholders’ equity were net income totaling $2.3 million, common stock issued under the Company’s dividend reinvestment plan totaling $341,000, the amortization of equity trust expense of $297,000 and an increase in accumulated other comprehensive income of $171,000, partially offset by dividend payments of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Bank had outstanding commitments to originate loans totaling $192.0 million and commitments to sell loans totaling $245.8 million. Certificates of deposit totaling $468.8 million at March 31, 2009 were scheduled to mature in one year or less. Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships. The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed. Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank. At March 31, 2009, the Bank had approximately $229.8 million in additional borrowing authority under the arrangement with the FHLB in addition to the $86.1 million in advances outstanding at that date.

The borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window and its Term Auction Facility. The Bank had approximately $42.4 million in additional borrowing authority at March 31, 2009 under this arrangement in addition to the $130.0 million in borrowings outstanding at that date and had approximately $230.0 million of commercial loans pledged as collateral under this agreement.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market. Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale. During the six months ended March 31, 2009, the origination of loans held for sale used $914.1 million of cash and the sales of such loans provided cash totaling $881.3 million compared with originations and sales totaling $708.1 million and $689.2 million, respectively, during the six months ended March 31, 2008.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio. During the six months ended March 31, 2009, the Company had a net increase in loans receivable of $100.0 million compared with an increase of $95.3 million for the six months ended March 31, 2008. In addition, the Company purchased $56.7 million in debt securities and $7.0 million in mortgage-backed securities during the six months ended March 31, 2009 compared with purchases of $63.3 million in debt securities and $9.2 million in equity securities during the six months ended March 31, 2008. Sources of cash from investing activities also included sales and maturities of debt securities totaling $51.1 million and $1.0 million, during the six months ended March 31, 2009 compared with sales and maturities of debt securities totaling $24.8 million and $36.0 million, respectively, during the six months ended March 31, 2008.

The Company’s primary sources and uses of funds from financing activities during the six months ended March 31, 2009 included a $179.6 million increase in deposits compared with a $19.8 million increase for the six months ended March 31, 2008, a $90.0 million increase in borrowings from the Federal Reserve Bank for the six months ended March 31, 2009 compared with no increase during the same period last year, a $124.5 million decrease in advances from the Federal Home Loan Bank compared with a $106.6 million increase during the same period last year, and proceeds from the issuance of preferred stock totaling $32.5 million during January 2009.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2009:

	March 31, 2009
	Certificates of Deposit	FHLB Borrowings	Federal Reserve Borrowings	Subordinated Debentures
	(In thousands)
Maturing in:
Three months or less	$254,994	$20,000	$130,000	$—
Over three months through six months	115,994	5,100	—	—
Over six months through twelve months	97,834	1,500	—	—
Over twelve months	117,347	59,500	—	19,589

Total	$586,169	$86,100	$130,000	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at March 31, 2009 are as follows:

Less than one year	$623,676
Over 1 year through 3 years	1,133,572
Over 3 years through 5 years	1,000,930
Over 5 years	1,275,545

Total	$4,033,723

REGULATORY CAPITAL

The Bank is required to maintain specific amounts of capital pursuant to Office of Thrift Supervision (“OTS”) regulations on minimum capital standards. The OTS’s minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I (core) capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets. The Tier I capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighting factor of 50%).

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2009 and September 30, 2008.

			Regulatory Capital Requirements
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2009:
Tangible capital (to total assets)	$126,015	8.66%	$21,828	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	140,545	11.76	95,590	8.00	$119,487	10.00%
Tier I risk-based capital (to risk-weighted assets)	126,015	10.55	N/A	N/A	71,692	6.00
Tier I leverage capital (to average assets)	126,015	8.66	58,209	4.00	72,761	5.00

As of September 30, 2008:
Tangible capital (to total assets)	$102,884	7.93%	$19,471	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	114,838	10.59	86,769	8.00	$108,462	10.00%
Tier I risk-based capital (to risk-weighted assets)	102,884	9.49	N/A	N/A	65,077	6.00
Tier I leverage capital (to average assets)	102,884	7.93	51,923	4.00	64,904	5.00

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2009 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

For the three and six months ended March 31, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments, forward contracts to sell mortgage-backed securities and interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans. At March 31, 2009, the Company had issued $192.1 million of unexpired interest rate lock commitments to loan customers compared with $137.4 million of unexpired commitments at September 30, 2008.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008. These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan. Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%. Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%. The two contracts have identical terms except for the interest rates and interest does not begin to accrue until May 2009. The contracts are scheduled to mature on May 15, 2015. While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment under SFAS No. 133. Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2009. The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2009 and September 30, 2008 were $1.6 million and $70,000, respectively.

CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2009, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). SFAS No. 157 defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly and provides that a transaction price not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2 (as defined below). The Company will adopt FSP FAS 157-4 during the quarter ended June 30, 2009. Management has evaluated the requirements of this FSP and believes it will not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are performed before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-then-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4. The Company will adopt FSP FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009. Management has evaluated the requirements of this FSP and believes it will not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Management has evaluated the requirements of FSP FAS 107-1 and APB 28-1 and believes it will not have a material effect on the Company’s financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 through January 31, 2009	—	—	—	380,619
February 1, 2009 through February 28, 2009	—	—	—	380,619
March 1, 2009 through March 31, 2009	—	—	—	380,619

Total	—	—	—

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

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: Not applicable

Item 6. Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Pulaski Financial Corp. (3)

3.4	Bylaws of Pulaski Financial Corp. (4)

4.1	Form of Certificate for Common Stock (5)

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.3	Warrant to Purchase 778,421 Shares of Common Stock of Pulaski Financial Corp. (3)

10.1	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated

10.2	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Incorporated herein by reference into this document from the Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2009.

(4)	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.

(5)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: May 8, 2009	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: May 8, 2009	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer