Form 10-Q
period 2009-06-30
PULASKI FINANCIAL CORP
filed 2009-08-07
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common Stock, par value $.01 per share	10,367,351 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED)

	June 30,	September 30,
	2009	2008
ASSETS
Cash and amounts due from depository institutions	$24,913,214	$28,430,409
Federal funds sold and overnight deposits	25,245,565	647,453
Total cash and cash equivalents	50,158,779	29,077,862
Equity securities available for sale, at fair value	810,379	733,000
Debt securities available for sale, at fair value	6,989,412	-
Mortgage-backed and related securities held to maturity, at amortized cost (fair value,
$13,403,851 and $15,607,652 at June 30, 2009 and September 30, 2008, respectively)	13,239,796	15,744,497
Mortgage-backed securities available for sale, at fair value	16,481,735	10,180,666
Capital stock of Federal Home Loan Bank, at cost	11,649,800	10,896,100
Loans held for sale, at lower of cost or market	175,855,644	71,966,443
Loans receivable, net of allowance for loan losses of $20,743,470 and $12,761,532 at
June 30, 2009 and September 30, 2008, respectively	1,158,384,055	1,088,736,516
Real estate acquired in settlement of loans, net of allowance for losses
of $154,976 and $417,773 at June 30, 2009 and September 30, 2008, respectively	2,303,283	3,518,806
Premises and equipment, net	19,256,217	19,853,426
Bank-owned life insurance	28,400,977	27,591,986
Accrued interest receivable	5,039,594	5,614,887
Goodwill	3,938,524	3,938,524
Core deposit intangible	270,643	361,591
Deferred tax asset	6,013,867	8,062,641
Prepaid expenses, accounts receivable and other assets	10,093,729	7,873,515
Total assets	$1,508,886,434	$1,304,150,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,159,612,612	$915,311,365
Advances from Federal Home Loan Bank of Des Moines	66,100,000	210,600,000
Borrowings from the Federal Reserve Bank of St. Louis	130,000,000	40,000,000
Note payable	-	7,640,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	4,046,026	3,667,014
Accrued interest payable	836,977	1,505,949
Due to other banks	-	14,377,831
Other liabilities	11,457,423	9,098,795
Total liabilities	1,391,642,038	1,221,789,954
Stockholders' Equity:
Preferred stock - $.01 par value per share, authorized 1,000,000 shares; 32,538 shares
issued at June 30, 2009, $1,000 per share liquidation value, net of discount	30,547,756	-
Common stock - $.01 par value per share, authorized 18,000,000 shares;
13,068,618 shares issued at June 30, 2009 and September 30, 2008	130,687	130,687
Additional paid-in capital from common stock	54,946,379	51,987,198
Treasury stock, at cost; 2,970,730 and 3,080,070 shares at June 30, 2009 and
September 30, 2008, respectively	(18,550,908)	(19,050,498)
Accumulated other comprehensive income (loss)	113,257	(97,394)
Retained earnings	50,057,225	49,390,513
Total stockholders’ equity	117,244,396	82,360,506
Total liabilities and stockholders’ equity	$1,508,886,434	$1,304,150,460

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income:
Loans receivable	$15,074,193	$16,044,890	$45,312,363	$51,644,661
Loans held for sale	2,047,308	950,362	4,470,530	2,694,168
Securities and other	373,725	681,257	1,204,073	1,696,670
Total interest and dividend income	17,495,226	17,676,509	50,986,966	56,035,499
Interest Expense:
Deposits	4,999,929	5,663,501	16,435,551	21,532,078
Advances from Federal Home Loan Bank of Des Moines	841,363	1,798,663	2,927,411	6,386,963
Borrowings from the Federal Reserve Bank of St. Louis	80,151	389,740	295,082	406,370
Subordinated debentures	171,367	250,398	617,981	985,000
Notes payable	-	66,225	113,353	151,792
Total interest expense	6,092,810	8,168,527	20,389,378	29,462,203
Net interest income	11,402,416	9,507,982	30,597,588	26,573,296
Provision for loan losses	6,154,000	2,140,974	16,509,985	4,901,665
Net interest income after provision for loan losses	5,248,416	7,367,008	14,087,603	21,671,631
Non-Interest Income:
Mortgage revenues	4,437,660	1,526,651	10,300,303	4,481,122
Retail banking fees	979,827	960,784	2,882,459	2,921,437
Investment brokerage revenues	364,508	266,032	1,005,199	836,701
Gain on the sales of securities	-	7,848	243,386	324,540
Other	321,559	493,341	757,370	1,511,951
Total non-interest income	6,103,554	3,254,656	15,188,717	10,075,751
Non-Interest Expense:
Salaries and employee benefits	3,619,605	4,511,077	10,554,881	10,730,990
Occupancy, equipment and data processing expense	2,045,677	1,884,114	5,979,118	5,542,234
Advertising	249,056	292,520	744,341	926,949
Professional services	401,687	435,395	1,034,105	1,143,197
FDIC deposit insurance premuim expense	463,476	181,600	1,073,288	571,890
FDIC special deposit insurance assessment	700,000	-	700,000	-
Gain on derivative instruments	-	(266,238)	-	(330,560)
Recovery of data processing termination expense	-	(180,000)	-	(180,000)
Real estate foreclosure losses and expense, net	313,527	677,274	1,064,529	1,060,716
Other	768,531	741,366	1,938,021	2,007,934
Total non-interest expense	8,561,559	8,277,108	23,088,283	21,473,350
Income before income taxes	2,790,411	2,344,556	6,188,037	10,274,032
Income tax expense	775,624	685,260	1,834,390	3,334,302
Net income	$2,014,787	$1,659,296	$4,353,647	$6,939,730
Other comprehensive income (loss)	39,511	(343,651)	210,651	(571,467)
Comprehensive income	$2,054,298	$1,315,645	$4,564,298	$6,368,263
Income available to common shares	$1,501,133	$1,659,296	$3,602,383	$6,939,730
Per Share Amounts:
Basic earnings per common share	$0.15	$0.17	$0.35	$0.70
Weighted average common shares outstanding - basic	10,200,321	9,983,506	10,155,874	9,872,309
Diluted earnings per common share	$0.14	$0.16	$0.35	$0.68
Weighted average common shares outstanding - diluted	10,395,653	10,271,469	10,348,468	10,222,348

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Preferred		Additional		Accumulated
	Stock,		Paid-In		Other
	Net of	Common	Capital	Treasury	Comprehensive	Retained
	Discount	Stock	Common	Stock	Income (Loss)	Earnings	Total

Balance, September 30, 2008	$-	$130,687	$51,987,198	$(19,050,498)	$(97,394)	$49,390,513	$82,360,506
Comprehensive income:
Net income	-	-	-	-	-	4,353,647	4,353,647
Change in unrealized gain (loss)
on investment securities, net of tax	-	-	-	-	361,551	-	361,551
Realized gain on sales of investment securities
included in net income, net of tax	-	-	-	-	(150,900)	-	(150,900)
Comprehensive income	-	-	-	-	210,651	4,353,647	4,564,298
Preferred stock and common stock warrant issued	30,334,273	-	2,167,495	-	-	-	32,501,768
Common stock dividends ($0.095 per share)	-	-	-	-	-	(2,935,671)	(2,935,671)
Preferred stock dividends	-	-	-	-	-	(537,781)	(537,781)
Amortization of discount on preferred stock	213,483	-	-	-	-	(213,483)	-
Stock options exercised	-	-	9,824	93,949	-	-	103,773
Stock option and award expense	-	-	357,944	-	-	-	357,944
Commmon stock issued under dividend
reinvestment plan (100,860 shares)	-	-	148,803	411,610	-	-	560,413
Restricted common stock issued (24,327 shares)	-	-	(99,278)	99,278	-	-	-
Common stock surrendered to satisfy tax withholding
obligations of stock-based compensation	-	-	-	(28,181)	-	-	(28,181)
Purchase of equity trust shares (31,315 shares)	-	-	-	(211,358)	-	-	(211,358)
Distribution of equity trust shares (9,504 shares)	-	-	(134,292)	134,292	-	-	-
Amortization of equity trust expense	-	-	495,170	-	-	-	495,170
Excess tax benefit from stock-based compensation	-	-	13,515	-	-	-	13,515
Balance, June 30, 2009	$30,547,756	$130,687	$54,946,379	$(18,550,908)	$113,257	$50,057,225	$117,244,396

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)

	Nine Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$4,353,647	$6,939,730
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,409,024	1,293,554
Net deferred loan costs	2,070,332	2,067,365
Debt and equity securities premiums and discounts, net	117,353	(292,468)
Broker fees financed under interest-rate swap agreements	-	464,751
Equity trust expense, net	495,170	337,186
Stock option and award expense	357,944	342,682
Provision for loan losses	16,509,985	4,901,665
Provision for losses on real estate acquired in settlement of loans	503,302	352,000
Losses on sales of real estate acquired in settlement of loans	146,483	459,137
Originations of loans held for sale	(1,637,934,201)	(1,037,872,467)
Proceeds from sales of loans held for sale	1,543,779,588	1,022,323,551
Gain on sales of loans held for sale	(9,734,588)	(4,284,735)
Loss (gain) on equity securities available for sale	155,500	(70,027)
Gain on sales of debt securities available for sale	(398,886)	(254,513)
Gain on sale of investment in joint venture	-	(30,755)
Gain on derivative instruments	-	(330,560)
Increase in cash value of bank-owned life insurance	(808,991)	(745,286)
Decrease (increase) in deferred tax asset	2,048,774	(374,364)
Excess tax benefit from stock-based compensation	(13,515)	(70,315)
Increase in accrued expenses	804,787	230,675
Decrease in current income taxes payable	(624,182)	(2,410,006)
Changes in other assets and liabilities	(481,222)	(2,076,230)
Net adjustments	(81,597,343)	(16,039,160)
Net cash used in operating activities	(77,243,696)	(9,099,430)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of time deposits in other banks	99,000	-
Maturities of debt securities held to maturity	-	45,100,000
Maturities of debt securities available for sale	4,000,000	7,000,000
Sales of debt securities available for sale	51,050,500	45,664,024
Sales of equity securities available for sale	-	425,985
Redemption of FHLB stock	4,571,500	10,521,800
Sales of real estate acquired in settlement of loans receivable	6,093,225	3,772,649
Sales of equipment	12,150	9,856
Sale of investment in joint venture	-	49,375
Purchases of:
Debt securities held to maturity	-	(38,861,190)
Debt securities available for sale	(61,707,758)	(46,319,632)
Mortgage-backed securities available for sale	(7,003,443)	-
Equity securities available for sale	-	(9,334,113)
FHLB stock	(5,325,200)	(13,977,300)
Bank-owned life insurance	-	(1,500,000)
Premises and equipment	(823,965)	(848,466)
Principal payments received on mortgage-backed securities	3,485,042	603,499
Net increase in loans receivable	(93,755,344)	(139,916,933)
Cash paid for equity in joint venture	-	(233,691)
Net cash used in investing activities	$(99,304,293)	$(137,844,137)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED JUNE 30, 2009 AND JUNE 30, 2008, CONTINUED (UNAUDITED)

	Nine Months Ended
	June 30,
	2009	2008
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$244,301,247	$(2,182,008)
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(144,500,000)	64,600,000
Proceeds from Federal Reserve Bank borrowings, net	90,000,000	95,000,000
Proceeds from notes payable	-	5,000,000
Payment on notes payable	(7,640,000)	(255,000)
Net decrease in due to other banks	(14,377,831)	(3,832,905)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	379,012	(57,253)
Treasury stock issued for purchase of equity in joint venture	-	191,835
Proceeds from cash received in dividend reinvestment plan	560,413	535,059
Proceeds from issuance of preferred stock and common stock warrants	32,501,768	-
Proceeds from stock options exercised	103,773	1,153,622
Purchase of equity trust shares	(211,358)	(110,000)
Excess tax benefit for stock based compensation	13,515	70,315
Dividends paid on common stock	(2,935,671)	(2,778,449)
Dividends paid on preferred stock	(537,781)	-
Common stock surrendered to satisfy tax withholding
obligations of stock-based compensation	(28,181)	(185,861)
Common stock repurchased	-	(388,750)
Net cash provided by financing activities	197,628,906	156,760,605
Net increase in cash and cash equivalents	21,080,917	9,817,038
Cash and cash equivalents at beginning of period	29,077,862	23,773,743
Cash and cash equivalents at end of period	$50,158,779	$33,590,781

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$17,048,687	$22,969,430
Interest on advances from FHLB	2,951,560	6,397,822
Interest on other borrowings	307,822	377,089
Interest on subordinated debentures	635,958	1,004,560
Interest on notes payable	114,323	150,811
Cash paid during the period for interest	21,058,350	30,899,712
Income taxes, net	501,000	5,454,933

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	5,527,487	6,276,664
Loans securitized into mortgage-backed securities	-	16,264,184

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2009 and September 30, 2008 and its results of operations for the three- and nine-month periods ended June 30, 2009 and 2008.  The results of operations for the three- and nine-month periods ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2008 contained in the Company’s 2008 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

The Company has evaluated all subsequent events through August 7, 2009, which represents the filing date of this document, to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of June 30, 2009, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.	PREFERRED STOCK

On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrants.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and is being amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization will not reduce net income, but will reduce income available for common shares.

The fair value of the preferred stock was estimated on the date of issuance by computing the present value of expected future cash flows using a risk-adjusted rate of return for similar securities of 12%.  The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model assuming a risk-free interest rate of 4.30%, expected volatility of 35.53% and a dividend yield of 4.27%.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$2,014,787	$1,659,296	$4,353,647	$6,939,730
Less:
Preferred dividends declared	(406,725)	-	(537,781)	-
Amortization of discount on preferred stock	(106,929)	-	(213,483)	-
Income available for common shares	$1,501,133	$1,659,296	$3,602,383	$6,939,730

Weighted average common shares outstanding - basic	10,200,321	9,983,506	10,155,874	9,872,309
Weighted average unvested common shares held in equity trust	96,968	169,391	95,657	174,847
Equivalent shares - employee stock options and awards	52,715	118,572	51,409	175,192
Equivalent shares - common stock warrant	45,649	-	45,528	-
Weighted average common shares outstanding - diluted	10,395,653	10,271,469	10,348,468	10,222,348

Earnings per common share:
Basic	$0.15	$0.17	$0.35	$0.70
Diluted	$0.14	$0.16	$0.35	$0.68

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

The following options and warrants to purchase common shares during the three- and nine-month periods ended June 30, 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares and were considered anti-dilutive.  The options expire in various periods from 2012 through 2019, respectively, and the warrants expire in 2019.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of option shares	723,958	478,898	705,902	401,139
Equivalent anti-dilutive shares	665,729	166,909	686,929	150,821
Number of warrant shares	778,421	-	778,421	-
Equivalent anti-dilutive shares	-	-	-	-

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  Except as described below, all stock option awards issued during the nine months ended June 30, 2009 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and vest over a period of two to five years.  In November 2008, options for 32,000 shares of the Company’s common stock were awarded to directors with terms providing for immediate vesting and exercise prices equal to the market value of the Company’s shares at the date of grant. The exercise period for stock options generally may not exceed 10 years from the date of grant.  Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

A summary of the Company’s stock option program as of June 30, 2009 and changes during the nine-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2008	788,233	$10.38
Granted	184,350	7.22
Exercised	(23,021)	4.51
Expired	(16,334)	12.49
Forfeited	(16,666)	10.44
Outstanding at June 30, 2009	916,562	$9.85	$ 413,769	6.6
Exercisable at June 30, 2009	481,699	$9.24	$ 389,899	4.7

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2009 was $1.81 per share.  As of June 30, 2009, the total unrecognized compensation expense related to non-vested stock options and awards was $1.1 million and the related weighted average period over which it is expected to be recognized is 2.8 years.

The fair value of stock options granted during the nine-month periods ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	2009	2008
Risk free interest rate	4.30%	4.22%
Expected volatility	35.53%	27.83%
Expected life in years	5.4	5.5
Dividend yield	4.27%	2.62%
Expected forfeiture rate	3.37%	1.28%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff.  The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company and paid into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to Company shares purchased in the open market and cash.  Should the participants voluntarily leave the Company, they forego any unvested accrued benefits.  At June 30, 2009, there were 262,413 shares in the plan with an aggregate value of $2.8 million, which were included in treasury stock in the Company’s consolidated financial statements, of which 86,909 shares were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Excess tax benefits associated with all stock-based compensation totaled approximately $13,515 for the nine months ended June 30, 2009.

5.	INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”).  At June 30, 2009, the Company had $180,000 of unrecognized tax benefits, $139,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2009, the Company had approximately $41,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2005 through 2008 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.	DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities available for sale at June 30, 2009 and September 30, 2008 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:
Available for Sale:
Equity securities	$811,060	$236	$(917)	$810,379
Debt securities	6,998,993	-	(9,581)	6,989,412
Total	$7,810,053	$236	$(10,498)	$7,799,791
Weighted average rate at end of period	0.37%

September 30, 2008:
Available for Sale - equity securities	$744,500	$-	$(11,500)	$733,000

The summary below displays the length of time the securities available for sale were in a continuous unrealized loss position as of June 30, 2009 and September 30, 2008.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for Sale:
Equity securities	$197,575	$917	$-	$-	$197,575	$917
Debt obligations of
government sponsored entities	6,989,412	9,581	-	-	6,989,412	9,581
Total	$7,186,987	$10,498	$-	$-	$7,186,987	$10,498

Length of Time in Continuous Unrealized Loss Position at September 30, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for Sale - equity securities	$144,000	$11,500	$-	$-	$144,000	$11,500

7.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at June 30, 2009 and September 30, 2008 are summarized as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$499	$19	$(5)	$513
Ginnie Mae	229,463	20,639	-	250,102
Fannie Mae	12,988,383	178,571	(35,290)	13,131,664
Total mortgage-backed securities	13,218,345	199,229	(35,295)	13,382,279
Collateralized mortgage obligations -
Freddie Mac	21,451	121	-	21,572
Total held to maturity	$13,239,796	$199,350	$(35,295)	$13,403,851

Weighted average rate at end of period	4.63%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$544,581	$22,078	$-	$566,659
Fannie Mae	1,513,585	46,236	-	1,559,821
Total mortgage-backed securities	2,058,166	68,314	-	2,126,480
Collateralized mortgage obligations:
Freddie Mac	1,514,063	32,407	-	1,546,470
Ginnie Mae	7,552,896	92,388	-	7,645,284
Fannie Mae	5,163,673	-	(172)	5,163,501
Total collateralized mortgage obligations	14,230,632	124,795	(172)	14,355,255
Total available for sale	$16,288,798	$193,109	$(172)	$16,481,735

Weighted average rate at end of period	4.12%

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$3,556	$376	$(3)	$3,929
Ginnie Mae	282,820	29,312	(308)	311,824
Fannie Mae	15,434,529	48,119	(214,043)	15,268,605
Total mortgage-backed securities	15,720,905	77,807	(214,354)	15,584,358
Collateralized mortgage obligations -
Freddie Mac	23,592	-	(298)	23,294
Total held to maturity	$15,744,497	$77,807	$(214,652)	$15,607,652

Weighted average rate at end of period	4.91%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$263,833	$15,657	$-	$279,490
Fannie Mae	1,957,014	-	(14,006)	1,943,008
Total mortgage-backed securities	2,220,847	15,657	(14,006)	2,222,498
Collateralized mortgage obligations: -
Ginnie Mae	8,105,406	-	(147,238)	7,958,168
Total available for sale	$10,326,253	$15,657	$(161,244)	$10,180,666

Weighted average rate at end of period	4.16%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of June 30, 2009 and September 30, 2008.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	LENGTH OF TIME IN CONTINUOUS UNREALIZED LOSS POSITION AT JUNE 30, 2009
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held to Maturity:
Mortgage-backed securities	$1,590,442	$24,886	$1,921,914	$10,409	$3,512,356	$35,295
Total held to maturity	1,590,442	24,886	1,921,914	10,409	3,512,356	35,295

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale:
Collateralized mortgage obligations	5,163,501	172	-	-	5,163,501	172
Total available for sale	5,163,501	172	-	-	5,163,501	172

Total at June 30, 2009	$6,753,943	$25,058	$1,921,914	$10,409	$8,675,857	$35,467

Percent of total	77.8%	70.7%	22.2%	29.3%	100.0%	100.0%

	LENGTH OF TIME IN CONTINUOUS UNREALIZED LOSS POSITION AT SEPTEMBER 30, 2008
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held to Maturity:
Mortgage-backed securities	$10,201,656	$214,354	$-	$-	$10,201,656	$214,354
Collateralized mortgage obligations	23,592	298	-	-	23,592	298
Total held to maturity	10,225,248	214,652	-	-	10,225,248	214,652

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for Sale:
Mortgage-backed securities	1,943,008	14,006	-	-	1,943,008	14,006
Collateralized mortgage obligations	7,958,168	147,238	-	-	7,958,168	147,238
Total available for sale	9,901,176	161,244	-	-	9,901,176	161,244

Total at September 30, 2008	$20,126,424	$375,896	$-	$-	$20,126,424	$375,896

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

8.	LOANS RECEIVABLE

Loans receivable at June 30, 2009 and September 30, 2008 are summarized as follows:

	June 30,	September 30,
	2009	2008
Real estate mortgage:
Residential first mortgage	$256,910,813	$253,132,315
Residential second mortgage	69,830,621	86,348,973
Home equity lines of credit	231,393,479	225,357,406
Multi-family residential	35,849,887	32,546,370
Commercial real estate	307,522,449	261,166,327
Real estate construction and development:
Residential	25,768,648	34,511,026
Multi-family	6,565,357	9,607,101
Commercial	68,890,502	55,263,607
Commercial and industrial	167,915,523	137,688,076
Consumer and installment	5,471,002	6,895,479
	1,176,118,281	1,102,516,680
Add (less):
Deferred loan costs	4,590,936	5,204,730
Loans in process	(1,581,692)	(6,223,362)
Allowance for loan losses	(20,743,470)	(12,761,532)
Total	$1,158,384,055	$1,088,736,516

Weighted average interest rate at end of period	5.29%	6.02%
Specific loan loss allowance on impaired loans
determined in accordance with SFAS 114	$5,457,871	$807,630
Balance of impaired loans with specific allowance	19,878,225	2,958,768
Balance of impaired loans with no specific allowance	39,565,567	13,694,276

The following table summarizes the activity in the allowance for loan losses for the nine months ended June 30, 2009 and 2008:

	2009	2008
Balance, beginning of period	$12,761,532	$10,421,304
Provision charged to expense	16,509,985	4,901,665
Charge-offs	(8,579,247)	(3,530,094)
Recoveries	51,200	116,354
Net charge-offs	(8,528,047)	(3,413,740)
Balance, end of period	$20,743,470	$11,909,229

9.	DEPOSITS

Deposits at June 30, 2009 and September 30, 2008 are summarized as follows:

	June 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$113,381,218	-	$76,404,474	-
Interest-bearing checking	266,147,290	1.28%	178,697,883	2.51%
Passbook savings accounts	28,202,294	0.21%	25,828,504	0.32%
Money market	159,089,375	0.82%	149,141,121	2.12%
Total transaction accounts	566,820,177	0.84%	430,071,982	1.80%

Certificates of deposit:
Retail	325,012,751	2.87%	232,369,917	3.50%
CDARS	151,207,684	1.70%	123,932,466	2.79%
Brokered	116,572,000	2.14%	128,937,000	3.85%
Total certificates of deposit	592,792,435	2.43%	485,239,383	3.41%

Total deposits	$1,159,612,612	1.65%	$915,311,365	2.65%

10.	FAIR VALUE MEASUREMENTS

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

In April 2009, the Financial Accounting Standards Board issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.  The adoption of this FSP during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

The following disclosures exclude certain non-financial assets and liabilities, which are deferred under the provisions of Financial Accounting Standards Board Staff Position No. FAS 157-2, “Effective Date of FASB Staff Position No. 157” (“FSP No. 157-2”).  Such non-financial assets include foreclosed real estate, long-lived assets and goodwill, which are written down to fair value if considered impaired.  The deferral of these disclosures is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial assets and liabilities, and defers disclosures required by SFAS No. 157 until the Company’s fiscal year beginning October 1, 2009.  The Company does not expect the adoption of the remaining provisions of this FSP to have a material effect on its financial statements.

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

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2009 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities available for sale	$810	$-	$810	$-
Debt securities available for sale	6,989	-	6,989	-
Mortage-backed securities available for sale	16,482	-	16,482	-
Interest-rate swap	943	-	943	-
Total assets	$25,224	$-	$25,224	$-
Liabilities:
Interest-rate swap	943	-	943	-
Total liabilities	$943	$-	$943	$-

Assets that were recorded at fair value on a non-recurring basis at June 30, 2009 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at June 30, 2009				Quarter Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2009
	(In thousands)
Assets:
Loans held for sale	$12,242	$-	$12,242	$-	$77
Impaired loans	19,878	-	19,878	-	1,520
Total assets	$32,120	$-	$32,120	$-	$1,597

11.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair values of financial instruments have been estimated by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company might realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and September 30, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2009 and September 30, 2008 are summarized as follows:

	June 30, 2009		September 30, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
			(In Thousands)
ASSETS:
Cash and cash equivalents	$50,159	$50,159	$29,078	$29,078
Debt securities - AFS	6,989	6,989	-	-
Equity securities - AFS	810	810	733	733
Capital stock of FHLB	11,650	11,650	10,896	10,896
Mortgage-backed securities - HTM	13,240	13,404	15,744	15,608
Mortgage-backed securities - AFS	16,482	16,482	10,181	10,181
Loans receivable held for sale	175,856	178,838	71,966	73,189
Loans receivable	1,158,384	1,181,251	1,088,737	1,102,715
Accrued interest receivable	5,040	5,040	5,615	5,615
Interest-rate swap assets	943	943	70	70

LIABILITIES:
Deposit transaction accounts	566,820	566,820	430,072	430,072
Certificate of deposits	592,792	599,709	485,239	485,413
Advances from the FHLB	66,100	67,837	210,600	210,600
Borrowings from the Federal Reserve Bank	130,000	130,000	40,000	40,000
Note payable	-	-	7,640	7,640
Subordinated debentures	19,589	19,588	19,589	17,051
Accrued interest payable	837	837	1,506	1,506
Due to other banks	-	-	14,378	14,378
Interest-rate swap liabilities	943	943	70	70

	June 30, 2009		September 30, 2008
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
			(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate
first and second mortgage loans	$148,621	$-	$113,697	$-
Commitments to originate
non-mortgage loans	13,699	-	23,733	-
Unused lines of credit	252,669	-	290,018	-

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at June 30, 2009 and December 31, 2008.

Cash and Cash Equivalents - The carrying amount approximates fair value.

Capital Stock of the Federal Home Loan Bank - The carrying amount approximates fair value.

Loans Receivable - The fair value of loans receivable is estimated for various groups of loans segregated by type of loan, fixed versus adjustable interest terms and performing versus non-performing status.  The fair value of performing loans is calculated by discounting all expected future cash flows. Cash flows include all principal and interest to be received, taking embedded optionality such as the customer’s right to prepay into account. Discount rates are computed for each loan category using implied forward market rates adjusted to recognize each loan’s approximate credit risk.  Fair value of impaired loans approximates their carrying value because such loans are recorded at the appraised or estimated recoverable value of the collateral or the underlying cash flow.

Accrued Interest Receivable - The carrying value approximates fair value.

Deposits - The estimated fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows of existing deposits using rates currently available on advances from the Federal Home Loan Bank having similar characteristics.

Advances from Federal Home Loan Bank - The estimated fair value of advances from Federal Home Loan Bank is determined by discounting the future cash flows of existing advances using rates currently available on advances from Federal Home Loan Bank having similar characteristics.

Borrowings from the Federal Reserve Bank - The carrying value approximates fair value since the balance at June 30, 2009 matured in three days and the balance at September 30, 2008 matured in eight days.

Note Payable - The carrying value approximates fair value since it is a variable rate obligation.

Due to Other Banks - The carrying value approximates fair value since the amounts are generally settled in cash on the next business day.

Subordinated Debentures - The estimated fair values of subordinated debentures are determined by discounting the estimated future cash flows using rates currently available on debentures having similar characteristics.

Accrued Interest Payable - The carrying value approximates fair value.

Off-Balance Sheet Items - The estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements and the difference between current levels of interest rates and the committed rates. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates; however, no premium or discount is offered thereon, and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

12.	INTEREST-RATE SWAPS

The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment under SFAS No. 133.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings.

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	June 30,	September 30,
	2009	2008

Fair value recorded in other assets	$943,000	$70,000
Fair value recorded in other liabilities	943,000	70,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-month periods ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Gross (gains) losses on derivative
financial assets	$619,000	$-	$(873,000)	$-
Gross (gains) losses on derivative
financial liabilities	(619,000)	-	873,000	-
Net loss (gain)	$-	$-	$-	$-

13.	GOODWILL

Goodwill totaled $3.9 million at June 30, 2009 and September 30, 2008, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the nine months ended June 30, 2009, the Company reviewed goodwill for impairment as of June 30, 2009 in addition to its annual review at September 30, 2008.  No impairment losses were recognized during fiscal year 2008 or the nine months ended June 30, 2009.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2008, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp. is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.5 billion in assets at June 30, 2009.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and three loan production offices in the St. Louis and Kansas City metropolitan areas.

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

RESULTS OF COMMUNITY BANKING STRATEGY

The Company experienced a 21% increase in net income during the three months ended June 30, 2009 compared with the same 2008 period, but experienced a 37% decrease in net income during the nine-month period ended June 30, 2009 compared with the same 2008 period largely as the result of an increase in the provisions for loan losses.  See Results of Operations.  Execution of its community banking strategy produced strong performance in each of its three primary business lines, commercial banking services, retail mortgage lending and retail banking services, resulting in meaningful growth in loans receivable, core deposits, total assets, net interest income and mortgage revenues.  The Company’s community banking strategy emphasizes high-quality, responsive, and personalized customer service.  The Company has been successful in distinguishing itself from the larger regional banks operating in its market areas by offering quicker decision making in the delivery of banking products and services, offering customized products where needed, and providing customers access to senior decision makers.

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses and the Company’s growth in the St. Louis market continues to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Total assets grew $204.7 million, or 15.7%, from $1.30 billion at September 30, 2008 to $1.51 billion at June 30, 2009, largely as the result of a $69.6 million increase in loans receivable and a $103.9 million increase in loans held for sale.  Commercial loans accounted for substantially all of the growth in loans receivable and, although loan growth slowed during the June 2009 quarter, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  During the nine-month period, mortgage loans secured by commercial real estate increased $46.4 million to $307.5 million, commercial and industrial loans increased $30.2 million to $167.9 million and commercial real estate construction and development loans increased $13.6 million to $68.9 million at June 30, 2009, respectively.  Commercial loan originations totaled $98.9 million and $333.7 million during the three and nine months ended June 30, 2009, respectively, compared with $126.9 million and $399.2 million during the same periods last year.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking account balances increased $79.4 million to $248.2 million at June 30, 2009 compared with $168.8 million at September 30, 2008.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas.  The Company is a leading mortgage originator in these two markets, as it has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  To a lesser extent, the Company originates adjustable-rate, first-mortgage loans and home equity lines of credit, which are retained in its portfolio.

The Federal Reserve’s actions taken to lower market interest rates and stimulate mortgage lending activity resulted in a dramatic increase in mortgage refinancing volume beginning in late November 2008.  The Company was able to capture a meaningful share of this increased activity without significantly adding fixed costs to its infrastructure.  During the three and nine months ended June 30, 2009, the Company originated residential mortgage loans for sale to investors totaling $723.8 million and $1.64 billion, respectively, compared with $329.8 million and $1.04 billion during the same 2008 periods, respectively. Residential loans sold to investors for the three months ended June 30, 2009 totaled $672.7 million, which generated mortgage revenues totaling $4.4 million, compared with $331.7 million of loans sold and $1.5 million in revenues for the three months ended June 30, 2008.  Residential loans sold to investors for the nine months ended June 30, 2009 totaled $1.53 billion, which generated mortgage revenues totaling $10.3 million, compared with $1.00 billion of loans sold and $4.5 million in revenues for the nine months ended June 30, 2008.  The Company experienced a market-driven decline in gross profit margins on loans sold during the 2009 periods as the result of tighter pricing in a market dominated by refinancing activity.  However, because of increased efficiencies, the Company’s net profit margins on loans sold increased to 0.66% and 0.67% during the three and nine months ended June 30, 2009, respectively, compared with 0.46% and 0.44% during the same 2008 periods, respectively.  Loans held for sale increased $103.9 million to $175.9 million at June 30, 2009 from $72.0 million at September 30, 2008.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives.  Core deposits increased $136.7 million, or 32%, to $566.8 million at June 30, 2009 from $430.1 million at September 30, 2008.  Checking accounts, which represent the cornerstone product in a customer relationship, increased $124.4 million to $379.5 million at June 30, 2009 from $255.1 million at September 30, 2008.  The increase was primarily the result of a $79.4 million increase in commercial checking accounts, a $14.5 million increase in retail checking accounts and a $30.5 million increase in non-interest bearing checking accounts related to the Company’s outstanding official checks, which it began clearing internally during the quarter ended December 31, 2008.  Also enhancing its ability to attract core deposits, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program during the quarter ended March 31, 2009.  This program provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts increased $9.9 million to $159.1 million at June 30, 2009 from $149.1 million at September 30, 2008 primarily as the result of the introduction of a new product during March 2009 that offers the Bank’s customers the ability to receive FDIC insurance on certain money market deposits up to $12.5 million.  Money market and interest-bearing checking accounts carry adjustable interest rates that make them an ideal funding source for the Company’s prime-adjusting commercial and home equity loans.  Primarily as the result of declining market interest rates, the weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 1.28% and 0.82%, respectively, at June 30, 2009 compared with 2.51% and 2.12% at September 30, 2008.

Certificates of deposit increased $107.6 million to $592.8 million at June 30, 2009 from $485.2 million at September 30, 2008, primarily as the result of a $92.6 million increase in retail certificates of deposit to $325.0 million and a $27.3 million increase in CDARS time deposits to $151.2 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers, offer the bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Brokered time deposits decreased $12.4 million to $116.6 million at June 30, 2009 compared with $128.9 million at September 30, 2008, as the Company repaid certain maturing brokered deposits with increases in retail deposits.  Total deposits increased $244.3 million, or 26.7%, to $1.16 billion at June 30, 2009 from $915.3 million at September 30, 2008.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $980,000 for the three months ended June 30, 2009 compared with $961,000 for the same 2008 period.  Retail banking fees were $2.9 million for the nine months ended June 30, 2009 and 2008, respectively.  While the Bank’s checking accounts grew significantly during the nine months ended June 30, 2009, the volume of overdrawn checking accounts did not increase proportionately, primarily as the result of tightened consumer spending in the current difficult economic environment.

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

	Three Months Ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable: (1)
Real estate	$322,564	$5,023	6.23%	$328,559	$5,665	6.90%
Commercial	627,216	7,834	5.00%	496,466	7,243	5.84%
Home equity lines of credit	233,008	2,171	3.73%	223,781	3,073	5.49%
Consumer	3,635	46	5.20%	4,003	64	6.35%
Total loans receivable	1,186,423	15,074	5.08%	1,052,809	16,045	6.10%
Loans held for sale	174,728	2,047	4.69%	68,290	950	5.57%
Securities and other	53,270	374	2.81%	56,574	682	4.82%
Total interest-earning assets	1,414,421	17,495	4.95%	1,177,673	17,677	6.00%
Non-interest-earning assets	69,329			85,238
Total assets	$1,483,750			$1,262,911

Interest-bearing liabilities:
Interest-bearing checking	$225,110	781	1.39%	$112,716	491	1.74%
Passbook savings	27,092	13	0.20%	27,444	23	0.33%
Money market	154,305	318	0.82%	193,162	1,085	2.25%
Certificates of deposit	594,676	3,888	2.61%	415,005	4,065	3.92%
Total interest-bearing deposits	1,001,183	5,000	2.00%	748,327	5,664	3.03%
FHLB advances	103,711	841	3.25%	249,422	1,799	2.88%
Federal Reserve borrowings	118,297	80	0.27%	69,923	390	2.23%
Note payable	-	-	-	5,831	66	4.54%
Subordinated debentures	19,589	172	3.50%	19,589	250	5.11%
Total interest-bearing liabilities	1,242,780	6,093	1.96%	1,093,092	8,169	2.99%
Non-interest bearing liabilities:
Non-interest bearing deposits	106,258			63,872
Other non-interest bearing liabilities	14,422			18,590
Total non-interest-bearing liabilities	120,680			82,462
Stockholders' equity	120,290			87,357

Total liabilities and stockholders' equity	$1,483,750			$1,262,911

Net interest income		$11,402			$9,508

Interest rate spread (2)			2.99%			3.01%

Net interest margin (3)			3.22%			3.23%

Ratio of average interest-earning assets to
average interest-bearing liabilities	113.81%			107.74%

(1)	Includes non-accrual loans with an average balance of $20.3 million and $5.4 million for the three months ended June 30, 2009 and 2008, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable: (1)
Real estate	$334,224	$16,096	6.42%	$337,743	$17,851	7.05%
Commercial	589,361	22,022	4.98%	464,790	22,639	6.49%
Home equity lines of credit	230,569	7,040	4.07%	222,735	10,973	6.57%
Consumer	3,656	154	5.62%	4,202	182	5.76%
Total loans receivable	1,157,810	45,312	5.22%	1,029,470	51,645	6.69%
Loans held for sale	125,844	4,471	4.74%	66,945	2,694	5.37%
Securities and other	55,585	1,204	2.89%	47,218	1,696	4.79%
Total interest-earning assets	1,339,239	50,987	5.08%	1,143,633	56,035	6.53%
Non-interest-earning assets	74,498			80,874
Total assets	$1,413,737			$1,224,507

Interest-bearing liabilities:
Interest-bearing checking	$206,822	2,649	1.71%	$87,081	1,130	1.73%
Passbook savings	26,116	38	0.20%	28,029	70	0.33%
Money market	143,365	1,151	1.07%	191,134	4,407	3.07%
Certificates of deposit	566,524	12,598	2.96%	470,034	15,925	4.52%
Total interest-bearing deposits	942,827	16,436	2.32%	776,278	21,532	3.70%
FHLB advances	138,088	2,927	2.83%	233,425	6,387	3.65%
Federal Reserve borrowings	89,125	295	0.44%	23,854	406	2.27%
Note payable	3,106	113	4.87%	3,908	152	5.18%
Subordinated debentures	19,589	618	4.21%	19,589	985	6.70%
Total interest-bearing liabilities	1,192,735	20,389	2.28%	1,057,054	29,462	3.72%
Non-interest bearing liabilities:
Non-interest bearing deposits	100,781			61,730
Other non-interest bearing liabilities	14,234			19,656
Total non-interest-bearing liabilities	115,015			81,386
Stockholders' equity	105,987			86,067

Total liabilities and stockholders' equity	$1,413,737			$1,224,507

Net interest income		$30,598			$26,573

Interest rate spread (2)			2.80%			2.81%

Net interest margin (3)			3.05%			3.10%

Ratio of average interest-earning assets to
average interest-bearing liabilities	112.28%			108.19%

(1)	Includes non-accrual loans with an average balance of $15.3 million and $6.2 million for the nine months ended June 30, 2009 and 2008, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	June 30, 2009 vs 2008			June 30, 2009 vs 2008
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(102)	$(540)	$(642)	$(183)	$(1,572)	$(1,755)
Commercial	5,777	(5,186)	591	7,184	(7,801)	(617)
Home equity lines of credit	795	(1,697)	(902)	610	(4,543)	(3,933)
Consumer	(5)	(13)	(18)	(23)	(5)	(28)
Total loans receivable	6,465	(7,436)	(971)	7,588	(13,921)	(6,333)
Loans held for sale	2,087	(990)	1,097	2,312	(535)	1,777
Securities and other	493	(801)	(308)	444	(936)	(492)
Net change in income on
interest earning assets	9,045	(9,227)	(182)	10,344	(15,392)	(5,048)

Interest-bearing liabilities:
Interest-bearing checking	899	(609)	290	1,540	(21)	1,519
Passbook savings	-	(10)	(10)	(5)	(27)	(32)
Money market	(184)	(583)	(767)	(902)	(2,354)	(3,256)
Certificates of deposit	6,037	(6,214)	(177)	4,228	(7,555)	(3,327)
Total interest-bearing deposits	6,752	(7,416)	(664)	4,861	(9,957)	(5,096)
FHLB advances	(2,298)	1,340	(958)	(2,232)	(1,228)	(3,460)
Federal Reserve borrowings	1,071	(1,381)	(310)	589	(700)	(111)
Note payable	(33)	(33)	(66)	(30)	(9)	(39)
Subordinated debentures	-	(78)	(78)	-	(367)	(367)
Net change in expense on
interest bearing liabilities	5,492	(7,568)	(2,076)	3,188	(12,261)	(9,073)

Change in net interest income	$3,553	$(1,659)	$1,894	$7,156	$(3,131)	$4,025

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2009 was $2.0 million, or $0.14 per diluted common share on 10.4 million average diluted shares outstanding, compared with net income of $1.7 million, or $0.16 per diluted common share on 10.3 million average diluted shares outstanding, during the same quarter last year.  For the nine months ended June 30, 2009, net income was $4.4 million, or $0.35 per diluted common share on 10.3 million average diluted shares outstanding, compared with $6.9 million, or $0.68 per diluted common share on a 10.2 million average diluted shares outstanding, for the same period a year ago.  Net income for the three and nine months ended June 30, 2009 was negatively impacted by a $6.2 million and $16.5 million provision for loan losses, respectively, compared with $2.1 million and $4.9 million for same periods in 2008, respectively, and by a $700,000 pretax charge to earnings in June 2009 for an industry-wide FDIC special deposit insurance assessment.  Also reducing income available to common shares for the three and nine months ended June 30, 2009 were dividends and discount amortization on the Company’s preferred stock, issued as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $514,000, or $0.05 per diluted common share, and $751,000, or $0.07 per diluted common share, respectively.  Results for the three- and nine-month periods ended June 30, 2008 included an after-tax charge of $989,000, or $0.10 per diluted share, for a separation payment and other expenses related to the resignation of the Company’s former chief executive officer on May 1, 2008.

Net interest income rose 19.9%, or $1.9 million, to $11.4 million for the quarter ended June 30, 2009 compared with $9.5 million for the same period last quarter. For the nine months ended June 30, 2009, net interest income rose to $30.6 million compared with $26.6 million for the same nine-month period last year. The increases were fueled by growth in the average balances of loans receivable and loans held for sale combined with lower costs on deposits and wholesale funding sources.

The net interest margin was 3.22% during the quarter ended June 30, 2009 compared with 2.93% for the quarter ended March 31, 2009 and 3.23% for the quarter ended June 30, 2008.  The yield on loans receivable increased during the June 2009 quarter compared with the linked-quarter, resulting primarily from continued price improvement on new commercial loan originations and renewals, including interest-rate floors on adjustable-rate loans.   In addition, the Company benefited from a market-driven decline in the cost of its deposits and wholesale borrowings.

The net interest margin was 3.05% for the nine months ended June 30, 2009 compared with 3.10% for the nine months ended June 30, 2008.  The Company experienced declines in interest rates on its prime-adjusting commercial and home equity loans and on its short-term wholesale borrowings following reductions in the prime interest rate during the December 2008 quarter.  Conversely, interest rates paid on its retail deposits did not fall as quickly due to competition for deposits and, accordingly, the Company experienced compression in its net interest margin during the nine months ended June 30, 2009.

Total interest and dividend income decreased $181,000, or 1.0%, to $17.5 million for the quarter ended June 30, 2009 compared with $17.7 million for the same 2008 quarter.  For the nine months ended June 30, 2009, total interest and dividend income was $51.0 million compared with $56.0 million for the same period a year ago.  The decreases were primarily due to decreases in the average yields on loans receivable and loans held for sale, partially offset by increases in the average balances of such loans.

The average balance of loans receivable increased to $1.19 billion and $1.16 billion during the three and nine months ended June 30, 2009, respectively, compared with $1.05 billion and $1.03 billion during the same 2008 periods, respectively, primarily as the result of commercial loan growth.  As the result of declining market interest rates, the average yield on loans receivable decreased to 5.08% and 5.22% during the three and nine months ended June 30, 2009, respectively, compared with 6.10% and 6.69% during the same 2008 periods, respectively.  However, primarily as the result of improved pricing on commercial loans, the average yield on loans receivable increased during the quarter ended June 30, 2009 from 4.99% during the quarter ended March 31, 2009.  See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Commercial Banking Services.

The average balance of loans held for sale increased to $174.7 million and $125.8 million during the three and nine months ended June 30, 2009, respectively, compared with $68.3 million and $66.9 million during the same 2008 periods, respectively, primarily as the result of the increased refinancing activity and, to a lesser extent, an increase in loans made to first-time home buyers during the quarter ended June 30, 2009.  As the result of declining market interest rates, the average yield on loans held for sale decreased to 4.69% and 4.74% during the three and nine months ended June 30, 2009, respectively, compared with 5.57% and 5.37% during the same 2008 periods, respectively.  See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Retail Mortgage Lending.

Total interest expense decreased $2.1 million, or 25.4%, to $6.1 million for the quarter ended June 30, 2009 compared with $8.2 million for the quarter ended June 30, 2008 and decreased $9.1 million to $20.4 million during the nine months ended June 30, 2009 compared with $29.5 million during the same nine-month period last year.  The lower expense was the result of decreases in the average cost of funds partially offset by increases in the average balance of interest-bearing liabilities.  The average cost of funds decreased from 2.99% for the quarter ended June 30, 2008 to 1.96% for the quarter ended June 30, 2009 while the average balance of interest-bearing liabilities increased from $1.09 billion to $1.24 billion during the same periods, respectively.  For the nine-month period, the average balance of interest-bearing liabilities increased from $1.06 billion in 2008 to $1.19 billion in 2009 while the average cost of funds decreased from 3.72% to 2.28% during the same periods, respectively.  The increased average balances in interest-bearing liabilities, which were used to fund asset growth during the periods, resulted primarily from increases in the average balances of deposits (mainly checking accounts and certificates of deposit) and, to a lesser extent, an increase in borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”), offset by a decrease in the average balance of advances from the Federal Home Loan Bank of Des Moines (“FHLB”).  The decreased average costs were the result of lower market interest rates during the period, growth in core deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $664,000, or 11.7%, to $5.0 million during the quarter ended June 30, 2009 compared with $5.7 million for the quarter ended June 30, 2008.  For the nine months ended June 30, 2009, interest expense on deposits was $16.4 million compared with $21.5 million for the same period a year ago.  The decrease in interest expense was the result of a decrease in the average cost partially offset by an increase in the average balance.  The average balance of interest-bearing deposits increased to $1.00 billion for the quarter ended June 30, 2009 from $748.3 million for the quarter ended June 30, 2008 while the average cost decreased from 3.03% to 2.00% during the same periods, respectively.  For the nine-month periods, the average balance of interest-bearing deposits increased to $942.8 million from $776.3 million while the average cost of deposits decreased from 3.70% to 2.32% during the same periods, respectively.  Growth in average total deposits during the fiscal 2009 periods was the result of growth in core deposits, CDARS time deposits and retail time deposits.  The growth in core deposits combined with lower market interest rates resulted in lower average costs during the fiscal 2009 periods.  See Community Banking Strategy Produces Meaningful Growth In Key Business Lines –Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $957,000, or 53.2%, to $841,000 during the quarter ended June 30, 2009 compared with $1.8 million for the quarter ended June 30, 2008 and decreased to $2.9 million during the nine months ended June 30, 2009 compared with $6.4 million for the same nine-month period last year primarily as the result of a decrease in the average balances.  The average balance decreased to $103.7 million for the quarter ended June 30, 2009 from $249.4 million for the quarter ended June 30, 2008 and the average cost increased from 2.88% to 3.25% during the same periods, respectively.  For the nine-month periods, the average balance decreased to $138.1 million during 2009 from $233.4 million during 2008 and the average cost decreased from 3.65% to 2.83% during the same periods, respectively.  The decreased average balances resulted from management’s decision to shift a portion of these short-term borrowings to less costly short-term borrowings at the Federal Reserve Bank and to pay down such borrowings with proceeds from the growth in deposits.  The decrease in the average cost for the nine-month period was the result of lower market interest rates during the 2009 period, while the increase in the average cost for the three-month period was the result of the repayment of certain short-term borrowings, which carried lower interest rates than the remaining longer-term borrowings.

Interest expense on borrowings from the Federal Reserve Bank decreased to $80,000 during the quarter ended June 30, 2009 compared with $390,000 for the quarter ended June 30, 2008, and for the nine month periods, decreased to $295,000 during 2009 compared with $406,000 for 2008.  The decreases were primarily the result of a decrease in the average cost partially offset by an increase in the average balance.  The average balance increased to $118.3 million for the quarter ended June 30, 2009 from $69.9 million for the quarter ended June 30, 2008 while the average costs of these borrowings decreased to 0.27% from 2.23% during the same periods, respectively.  The average balance increased to $89.1 million during the nine months ended June 30, 2009 from $23.9 million during the same period in 2008 while the average cost decreased from 2.27% to 0.44% for the same periods, respectively.  The decrease in the average cost was the result of the Federal Reserve’s actions taken to lower interest rates on its short-term borrowing programs.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2009 was $6.2 million and $16.5 million respectively, compared with $2.1 million and $4.9 million, respectively for the same periods a year ago.  The increase in the provision was due to the increase in non-performing loans and net charge-offs as the result of the difficult economic climate, and to loan growth, particularly in commercial loans.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 87.5% to $6.1 million for the quarter ended June 30, 2009 compared with $3.3 million for the same period last year and increased $5.1 million to $15.2 million for the nine months ended June 30, 2009 compared with $10.1 million for the same nine-month period last year.  The increases were primarily the result of strong growth in mortgage revenues.  See Community Banking Strategy Produces Meaningful Growth In Key Business Lines – Retail Mortgage Lending.

Gain on sales of securities totaled $8,000 for the three months ended June 30, 2008 on sales of $20.9 million of debt securities classified as available for sale and $426,000 of equity securities available for sale.  There were no such sales during the three months ended June 30, 2009.  For the nine-month periods, gain on sales of securities totaled $243,000 in 2009 on sales of $51.1 million of debt securities classified as available for sale compared with $325,000 in 2008 on sales of $45.7 million of available-for-sale debt securities and $426,000 in equity securities available for sale.  Debt securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Investment brokerage revenues totaled $365,000 and $1.0 million for the three and nine months ended June 30, 2009, respectively compared with $266,000 and $837,000, respectively for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates.  The Company saw an increase in sales volumes as many of its customers shifted funds from loan originations to lower-risk bonds because of the current economic environment.

Other non-interest income totaled $322,000 and $757,000 for the three and nine months ended June 30, 2009, respectively, compared with $493,000 and $1.5 million for the same 2008 periods.  The decreases were primarily the result of a decrease in fees received from a correspondent bank related to the Bank’s official check clearing process and a decrease in commission income received for annuities due to decreased sales activity.  Subsequent to September 30, 2008, the Bank began clearing its official checks internally, allowing the Bank the use of the float related to these outstanding checks.  This process was previously performed by a correspondent bank that paid the Bank fees for the use of the float.  Also contributing to the decrease during the nine-month period were $237,000 of impairment charges recognized in the December 2008 and March 2009 quarters for certain investments that were previously carried at historical cost.

Non-Interest Expense

Total non-interest expense increased $284,000 to $8.6 million for the quarter ended June 30, 2009 compared with $8.3 million for the same period a year ago.  For the nine months ended June 30, 2009, total non-interest expense increased $1.6 million to $23.1 million compared with $21.5 million for the same nine-month period last year.

Salaries and employee benefits expense decreased $891,000 to $3.6 million for the quarter ended June 30, 2009 compared with $4.5 million for the quarter ended June 30, 2008 and decreased $176,000 to $10.6 million for the nine months ended June 30, 2009 compared with $10.7 million for the nine months ended June 30, 2008.  Included in salaries and employee benefits expense for the three and nine months ended June 30, 2008 was $1.5 million of expense associated with the separation payment made to the Company’s former chief executive officer on May 1, 2008.  Excluding this amount, salaries and employee benefits expense increased $580,000 and $1.3 million during the three- and nine-month periods ended June 30, 2009, respectively, compared with the same 2008 periods.  The increases were primarily the result of the payment of incentives related to the increased mortgage and commercial lending volumes, which did not qualify as capitalized loan origination expenses, and also to the reversal, in March 2008, of $364,000 in accrued performance-based incentives related to the separation of several employees.

Occupancy, equipment and data processing expense increased $162,000 to $2.0 million for the three months ended June 30, 2009 compared with $1.9 million for the three months period June 30, 2008 and increased $437,000 to $6.0 million for the nine months ended June 30, 2009 compared with $5.5 million for the nine months ended June 30, 2008.   The increase was largely related to an increase in expense related to the use of an independent security company to provide security guards at certain of the Bank’s branch offices, enhancement of certain capabilities of the Bank’s data processing systems and increased data processing and other expenses related to the increased level of loan and deposit activity.

Advertising expense decreased $43,000 to $249,000 for the three months ended June 30, 2009 compared with $293,000 for the three months ended June 30, 2008 and decreased $183,000 to $744,000 for the nine months ended June 30, 2009 compared with $927,000 for the nine months ended June 30, 2008.  The decreases were generally due to a reduction in the overall level of advertising during the 2009 periods and a more focused effort to control such expenses.

FDIC deposit insurance premium expense increased $282,000 to $463,000 for the three months ended June 30, 2009 compared with $182,000 for the same period in 2008 and increased $501,000 to $1.1 million for the nine months ended June 30, 2009 compared with $572,000 for the nine months ended June 30, 2008.  The increases were the result of deposit growth and an industry-wide increase in FDIC insurance rates.

FDIC special deposit insurance assessment expense for the three and nine months ended June 30, 2009 totaled $700,000.  On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment will be paid on September 30, 2009. The FDIC may impose an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has disclosed that an additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain.  Any future special assessments will increase insurance premium expense on deposits if and when they become effective.

Gain on derivative instruments totaled $266,000 for the quarter ended June 30, 2008 and $331,000 for the nine-month period ended June 30, 2008.  Such gains related to interest rate swap agreements with notional values totaling $80 million, which were designed to convert the fixed rates paid on certain brokered certificates of deposits into variable, LIBOR-based rates.  The Company used long-haul, fair-value, hedge accounting.  Under this method, any hedge ineffectiveness was deemed not material and the impact was recognized as a charge or credit to earnings during the period in which the ineffectiveness occurred.  All of such interest-rate swap agreements were called by the counterparties during the year ended September 30, 2008 due to the declining interest-rate environment.  In addition, the Company entered into two $14 million notional value interest-rate swap agreements during 2008 that placed the Company in equal, but opposite positions with the counterparties resulting in no net effect on non-interest expense.  See Qualitative and Quantitative Disclosures About Market Risk and Off-Balance Sheet Arrangements.

Recovery of data processing termination expense totaled $180,000 for the three and nine months ended June 30, 2008.  Such amount represents the recovery of expenses that were incurred in a prior period as the result of the termination of a contract to convert the Company’s core data processing system.

Real estate foreclosure losses and expense, net includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties which occur subsequent to foreclosure and expenses incurred in connection with maintaining the properties until they are sold.  Real estate foreclosure losses and expense, net decreased $364,000 to $314,000 for the quarter ended June 30, 2009 compared with $677,000 for the same period last year and increased $4,000 for the nine-month period ended June 30, 2009 compared with the same period a year ago.   The fluctuations were generally due to the overall changes in foreclosure activity.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes was $776,000 and $1.8 million for the three and nine months ended June 30, 2009, respectively, compared with $685,000 and $3.3 million for the three and nine months ended June 30, 2008, respectively.  The effective tax rates for the three and nine months ended June 30, 2009 were 27.8% and 29.6%, respectively, compared with 29.2% and 32.5% for the same 2008 periods.  The lower effective tax rates in the 2009 periods were primarily the result of a higher percentage of non-taxable income to total pre-tax income related to bank-owned life insurance and non-taxable interest income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2009, March 31, 2009 and September 30, 2008 are summarized as follows:

	June 30,	March 31,	September 30,
	2009	2009	2008
Non-accrual loans:
Residential real estate:
First mortgage	$7,479,603	$4,526,284	$5,903,709
Second mortgage	1,041,315	824,154	752,245
Home equity	3,256,544	2,342,883	1,695,073
Commercial and multi-family real estate	1,477,939	1,479,067	923,897
Land acquisition and development	9,895,895	4,304,048	201,220
Real estate construction and development	751,655	372,998	133,108
Commercial and industrial	4,349,378	3,644,934	341,250
Consumer and other	151,951	142,392	159,727
Total non-accrual loans	28,404,280	17,636,760	10,110,229
Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	138,040	2,644,940	2,542,770
Second mortgage	-	109,535	-
Home equity	238,998	647,822	1,467,606
Commercial and multi-family real estate	-	-	169,349
Land acquisition and development	-	14,213	61,496
Real estate construction and development	-	557,435	-
Consumer and other	27,373	39,771	7,349
Total accruing loans past due 90 days or more	404,411	4,013,716	4,248,570
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	15,532,958	12,023,658	3,800,747
Second mortgage	1,737,622	1,549,511	659,033
Home equity	1,170,671	1,405,519	-
Commercial and multi-family real estate	7,830,991	7,830,991	-
Land acquisition and development	122,133	64,874	-
Real estate construction and development	100,404	-	-
Commercial and industrial	1,015,313	1,336,788	537,422
Consumer and other	94,246	64,287	-
Total current troubled debt restructurings	27,604,338	24,275,628	4,997,202
Past due under restructured terms:
Residential real estate:
First mortgage	2,188,071	2,619,663	1,183,967
Second mortgage	237,808	57,591	11,371
Home equity	225,657	93,449	112,081
Commercial and industrial	783,638	1,020,252	-
Total past due troubled debt restructurings	3,435,174	3,790,955	1,307,419
Total troubled debt restructurings	31,039,512	28,066,583	6,304,621
Total non-performing loans	59,848,203	49,717,059	20,663,420
Real estate acquired in settlement of loans:
Residential real estate	2,205,383	3,896,178	3,518,806
Commercial real estate	97,900	103,500	-
Total real estate acquired in settlement of loans	2,303,283	3,999,678	3,518,806
Other nonperforming assets	1,846	2,500	236,690
Total non-performing assets	$62,153,332	$53,719,237	$24,418,916

Ratio of non-performing loans to total loans receivable	5.08%	4.17%	1.88%
Ratio of non-performing assets to totals assets	4.12%	3.68%	1.87%
Ratio of allowance for loan losses to non-performing loans	34.66%	37.15%	61.76%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.73%	2.14%	1.42%
Ratio of non-performing assets to totals assets	2.29%	2.01%	1.49%
Ratio of allowance for loan losses to non-performing loans	60.50%	66.30%	81.20%

Non-performing loans increased to $59.8 million at June 30, 2009 from $49.7 million at March 31, 2009 and $20.7 million at September 30, 2008.  The increase from March 31, 2009 was primarily the result of a $10.8 million increase in non-accrual loans, partially offset by a $3.6 million decrease in accruing loans that were 90 days or more past due during the quarter.  The increase in non-accrual loans was primarily attributable to the addition of two loans with principal balances totaling $5.3 million that were secured by residential building lots under development and raw land.  Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Also contributing to the rise in non-performing loans from March 31, 2009 was a $3.0 million increase in troubled debt restructurings, primarily residential real estate first mortgage loans, resulting from management’s decision to proactively modify loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s recoveries on these loans.  Substantially all of the Company’s residential borrowers live in the St. Louis and Kansas City communities that the Company serves, which enabled management to work closely with these troubled borrowers.  The restructured terms of the loans generally included a reduction of the interest rates and, if the underlying collateral values supported the resulting carrying values of the loans, the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of the modification and showed strong intent and ability to repay their obligations under the modified terms.  At June 30, 2009, $27.6 million, or 89%, of the total restructured loans were performing as agreed under the modified terms of the loans.

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

The ratio of the allowance for loan losses to loans receivable increased to 1.76% at June 30, 2009 compared with 1.55% at March 31, 2009 and 1.16% at September 30, 2008.  The ratio of the allowance for loan losses to non-performing loans was 34.66% at June 30, 2009 compared with 37.15% at March 31, 2009 and 61.76% at September 30, 2008.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 60.5% at June 30, 2009 compared with 66.3% at March 31, 2009 and 81.2% at September 30, 2008.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically increased troubled debt restructurings that were performing under their restructured terms and residential first mortgage loans.  At June 30, 2009, 42% of total non-performing loans were residential first mortgage loans, which carry a lower level of inherent risk than other types of loans in the Company’s portfolio, especially compared to second mortgage loans and home equity lines of credit where the Company often does not own or service the first mortgage loan.

Real estate acquired in settlement of loans was $2.3 million at June 30, 2009 compared with $4.0 million at March 31, 2009 and $3.5 million at September 30, 2008.  The balance at June 30, 2009 consisted of 32 residential real estate properties and one commercial real estate property in the Company’s two primary market areas of St. Louis and Kansas City.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$18,467,535	$11,115,858	$12,761,532	$10,421,304
Provision charged to expense	6,154,000	2,140,974	16,509,985	4,901,665
Charge-offs:
Residential real estate first mortgage	773,507	341,313	3,095,717	495,878
Residential real estate second mortgage	407,461	570,761	869,940	1,308,923
Home equity lines of credit	568,752	276,207	1,806,604	1,014,249
Real estate construction & development	6,788	121,388	473,491	150,088
Land acquisition and development	1,837,175	-	1,837,175	-
Commercial & multi-family real estate	-	-	-	374,000
Commercial & industrial	252,712	-	383,684	-
Consumer and other	37,632	45,299	112,636	186,956
Total charge-offs	3,884,027	1,354,968	8,579,247	3,530,094
Recoveries:
Residential real estate first mortgage	1,708	658	11,180	658
Residential real estate second mortgage	1,526	-	2,034	-
Home equity lines of credit	1,485	77	13,028	106,971
Commercial and multi-family real estate	-	-	14,283	-
Consumer and other	1,243	6,630	10,675	8,725
Total recoveries	5,962	7,365	51,200	116,354
Net charge-offs	3,878,065	1,347,603	8,528,047	3,413,740
Balance, end of period	$20,743,470	$11,909,229	$20,743,470	$11,909,229

The provision for loan losses for the three months ended June 30, 2009 was $6.2 million compared with $5.7 million for the March 2009 quarter and $2.1 million for the June 2008 quarter.  For the nine-month periods, the provision for loan losses was $16.5 million in 2009 compared with $4.9 million in 2008. The increased provision in the fiscal 2009 periods was due to the increase in the level of non-performing loans and net charge-offs, reflecting the impact of the adverse economic climate on the Company’s borrowers, and also to growth in performing commercial loans, which have historically carried a higher level of inherent risk than residential loans.

Net charge-offs for the three- and nine-month periods ended June 30, 2009 totaled $3.9 million, or 1.31% of average loans on an annualized basis, and $8.5 million, or 0.98% of average loans on an annualized basis, respectively, compared with $1.3 million, or 0.51% of average loans on an annualized basis, and $3.4 million, or 0.44% of average loans on an annualized basis, for the same periods a year ago, respectively.  Net charge-offs in the June 2009 quarter included a $1.8 million partial charge-off of a loan secured by residential building lots under development.  The remaining balance of the loan has been placed on non-accrual status.  Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2009 periods.  The Company has not engaged in sub-prime lending activities.

The Company maintains the allowance for loan losses to absorb probable losses in the Company’s loan portfolio.   Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Management’s estimates are determined through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the composition and size of the portfolio combined with an analysis of past-due and classified loans, and can also be affected by the following factors:  changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, and changes in the experience, ability, and depth of lending management staff.

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

The Company’s methodology includes factors that allow the Company to adjust its estimates of losses based on the most recent information available.  Historical loss rates used to determine the allowance are adjusted to reflect the impact of current conditions, including actual collection and charge-off experience.

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses could adversely affect the Company’s financial condition and results of operations.

FINANCIAL CONDITION

Cash and cash equivalents increased $21.1 million to $50.2 million at June 30, 2009 from $29.1 million at September 30, 2008.  Cash balances included overnight investments in federal funds, which increased to $25.2 million at June 30, 2009 compared with $647,000 at September 30, 2008, primarily as the result of the receipt of a large commercial deposit on the last day of the quarter.

Debt securities available for sale increased to $7.0 million at June 30, 2009.  There were no such investments at September 30, 2008.  Mortgage-backed securities available for sale increased to $16.5 million at June 30, 2009 from $10.2 million at September 30, 2008, while mortgage-backed and related securities held to maturity decreased to $13.2 million at June 30, 2009 from $15.7 million at September 30, 2008.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased $754,000 to $11.6 million at June 30, 2009 from $10.9 million at September 30, 2008.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.  However, effective in December 2008, the FHLB informed its member banks that it was temporarily suspending redemptions of its stock when members reduced their outstanding borrowings and that it may increase the amount of stock it requires its members to hold.

Deferred tax asset decreased $2.0 million to $6.0 million at June 30, 2009 from $8.1 million at September 30, 2008 primarily as the result of the utilization of capital loss carryovers generated by losses on the sale of the Company’s entire portfolio of Fannie Mae preferred stock during September 2008.  At the time of sale, such losses were classified as capital losses for federal income tax purposes and, accordingly, could only be deducted on the Company’s income tax return to the extent they could be used to offset capital gains.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which provided ordinary loss treatment on such sales.  However, under Statement of Accounting Standards No. 109, Accounting for Income Taxes, these losses were treated as capital losses for financial accounting purposes at September 30, 2008, but were recognized as ordinary losses during the quarter ended December 31, 2008.

Prepaid expenses, accounts receivable and other assets increased $2.2 million to $10.1 million at June 30, 2009 from $7.9 million at September 30, 2008.  The increase was primarily the result of a $873,000 increase in the fair value of an interest-rate swap agreement with a notional value of $14 million, which also increased other liabilities by a like amount, and an increase in accounts receivable.  See Qualitative and Quantitative Disclosures About Market Risk and Off-Balance Sheet Arrangements.

Advances from the Federal Home Loan Bank of Des Moines decreased $144.5 million to $66.1 million at June 30, 2009 from $210.6 million at September 30, 2008 while borrowings from the Federal Reserve Bank increased $90.0 million to $130.0 million at June 30, 2009 from $40.0 million at September 30, 2008.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  Funds received from retail deposit growth during the nine months ended June 30, 2009 were used to reduce the net outstanding balance of these borrowings by $54.5 million.

Note payable decreased from $7.6 million at September 30, 2008 to $0 at June 30, 2009 as the Company repaid these borrowings from a correspondent bank using a portion of the proceeds from the sale of preferred stock to the U.S. Department of Treasury.  See Note 2 of Notes to Unaudited Consolidated Financial Statements.

Due to other banks decreased from $14.4 million at September 30, 2008 to $0 at June 30, 2009.  The balance at September 30, 2008 represented the Bank’s outstanding official checks that were cleared through a correspondent bank’s checking account.  Subsequent to September 30, 2008, the Company began to perform this clearing process internally, resulting in the decrease in the liability.

Total stockholders’ equity increased $34.9 million to $117.2 million at June 30, 2009 from $82.4 million at September 30, 2008.  On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  See Note 2 of Notes to Unaudited Consolidated Financial Statements.  Also increasing stockholders’ equity were net income totaling $4.4 million, common stock issued under the Company’s dividend reinvestment plan totaling $560,000, the amortization of equity trust expense of $495,000 and an increase in accumulated other comprehensive income of $211,000, partially offset by common stock dividend payments of $2.9 million and preferred stock dividends and discount amortization of $751,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At June 30, 2009, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $312.7 million, had a weighted-average interest rate of 1.66%, a weighted average maturity of approximately 11 months and represented 20.7% of total assets.  Use of these funds has given the Company an alternative source to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to changes in changes in the interest rate environment and demand for its loan products, especially loans held for sale that are awaiting final settlement (generally within 30 days) with Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the nine months ended June 30, 2009 allowed the Company to reduce its use of such wholesale funding from a high during fiscal year 2008 of approximately 34% of total assets.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2009, the Bank had approximately $260.9 million in additional borrowing authority under the arrangement with the FHLB in addition to the $66.1 million in advances outstanding at that date.

The borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window and its Term Auction Facility.  At June 30, 2009, the Company had $130.0 million in such borrowings outstanding, which were used to fund loans held for sale.  In addition to the borrowings outstanding, the Bank had approximately $20.8 million in additional borrowing authority under this arrangement at June 30, 2009 and had approximately $232.1 million of commercial loans pledged as collateral under this agreement.

At June 30, 2009, the Bank had outstanding commitments to originate loans totaling $162.3 million and commitments to sell loans totaling $283.6 million.  Certificates of deposit totaling $442.4 million at June 30, 2009 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  In addition to funding its operating expenses, the Company pays cash dividends to its common and preferred shareholders and interest and principal on outstanding debt.  A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  OTS regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations, the prior approval of the OTS is required prior to any capital distribution if the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years or if the Bank would be undercapitalized following the distribution.  The Company believes that this restriction will not have a material adverse impact on the Company’s ability to meet its ongoing cash obligations.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale.  During the nine months ended June 30, 2009, the origination of loans held for sale used $1.64 billion of cash and the sales of such loans provided cash totaling $1.54 billion compared with originations and sales totaling $1.04 billion and $1.02 billion, respectively, during the nine months ended June 30, 2008.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the nine months ended June 30, 2009, the Company had a net increase in loans receivable of $93.8 million compared with an increase of $139.9 million for the nine months ended June 30, 2008.  In addition, the Company purchased $61.7 million in debt securities and $7.0 million in mortgage-backed securities during the nine months ended June 30, 2009 compared with purchases of $85.2 million in debt securities and $9.3 million in equity securities during the nine months ended June 30, 2008.  Sources of cash from investing activities also included sales and maturities of debt securities totaling $51.1 million and $4.0 million, during the nine months ended June 30, 2009 compared with sales and maturities of debt securities totaling $45.7 million and $52.1 million, respectively, during the nine months ended June 30, 2008.

The Company’s primary sources and uses of funds from financing activities during the nine months ended June 30, 2009 included a $244.3 million increase in deposits compared with a $2.2 million decrease for the nine months ended June 30, 2008, a $90.0 million increase in borrowings from the Federal Reserve Bank during the nine months ended June 30, 2009 compared with a $95.0 million increase during the same period last year, a $144.5 million decrease in advances from the Federal Home Loan Bank compared with a $64.6 million increase during the same period last year, and proceeds from the issuance of preferred stock totaling $32.5 million during January 2009.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2009:

	June 30, 2009
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$212,596	$5,100	$130,000	$-
Over three months through six months	153,568	-	-	-
Over six months through twelve months	76,236	32,000	-	-
Over twelve months	150,392	29,000	-	19,589
Total	$592,792	$66,100	$130,000	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2009 are as follows:

Less than one year	$669,217
Over 1 year through 3 years	1,206,883
Over 3 years through 5 years	1,025,753
Over 5 years	1,187,081
Total	$4,088,934

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2009 and September 30, 2008.

			Regulatory Capital Requirements
					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009:
Tangible capital (to total assets)	$128,058	8.52%	$22,539	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	143,159	11.85	96,634	8.00	$120,793	10.00%
Tier I risk-based capital (to risk- weighted assets)	128,058	10.60	N/A	N/A	72,476	6.00
Tier I leverage capital (to average assets)	128,058	8.52	60,105	4.00	75,131	5.00

As of September 30, 2008:
Tangible capital (to total assets)	$102,884	7.93%	$19,471	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	114,838	10.59	86,769	8.00	$108,462	10.00%
Tier I risk-based capital (to risk- weighted assets)	102,884	9.49	N/A	N/A	65,077	6.00
Tier I leverage capital (to average assets)	102,884	7.93	51,923	4.00	64,904	5.00

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2009 from those disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

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

For the three and nine months ended June 30, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2009, the Company had issued $162.3 million of unexpired interest rate lock commitments to loan customers compared with $137.4 million of unexpired commitments at September 30, 2008.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment under SFAS No. 133.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2009.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2009 and September 30, 2008 were $943,000 and $70,000, respectively.

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

During the quarter ended June 30, 2009, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  SFAS No. 157 defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly and provides that a transaction price not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2 (as defined below).  The adoption of FSP FAS 157-4 during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are performed before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.  In instances when a determination is made that an other-then-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  The adoption of FSP FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  The adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial condition or results of operations.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified.  This EITF Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee.  The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.   The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The application of this Issue did not have a material effect on the Company’s financial condition or results of operations.

In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  The guidance applies to the calculation of earnings per share under SFAS No. 128, “Earnings per Share,” for share-based payment awards with rights to dividends or dividend equivalents.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities, according to the FSP, and should be included when computing earnings per share following the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of the FSP is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications. This statement became effective for the Company on June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (the “Codification”).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that organizes accounting pronouncements into approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009. The Company adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements but will change how it makes reference to generally accepted accounting principles beginning in the third quarter of 2009.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings:

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

Item1A.	Risk Factors:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2009 through April 30, 2009	-	-	-	380,619

May 1, 2009 through May 31, 2009	-	-	-	380,619

June 1, 2009 through June 30, 2009	-	-	-	380,619
Total	-	-	-	`

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

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Pulaski Financial Corp. (3)

3.4	Bylaws of Pulaski Financial Corp. (4)

4.1	Form of Certificate for Common Stock(5)

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(3)

4.3	Warrant to Purchase 778,421 Shares of Common Stock of Pulaski Financial Corp.(3)

10.1	Compensation Arrangement with Matthew Locke

10.2	Compensation Arrangement with Brian Bjorkman

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Incorporated herein by reference into this document from the Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2009.

(4)	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.

(5)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: August 7, 2009	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: August 7, 2009	/s/ Paul J. Milano
Paul J. Milano
Chief Financial Officer