Form 10-K
period 2009-09-30
PULASKI FINANCIAL CORP
filed 2009-12-18
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $41.4 million.                     .

There were issued and outstanding 10,439,870 shares of the registrant’s common stock as of December 17, 2009.

Documents Incorporated by Reference
Portions of 2009 Annual Report to Stockholders (Part II).
Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III).

INDEX

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ from anticipated results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, demand for loans and deposits, changes in the quality or composition of our loan portfolio, changes in federal and state legislation and regulation and changes in accounting principles. Additional factors that may affect our results are discussed in “Item 1A – Risk Factors” and in other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

Unless the context indicates otherwise, all references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Pulaski Financial Corp. and its subsidiaries.

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank (the “Bank”). The Company’s primary assets are its investment in the Bank and cash.  The Company also maintains two special-purpose subsidiaries that issue preferred securities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the office properties and equipment of the Bank.  Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its twelve full-service offices in the St. Louis metropolitan area and five loan production offices in the St. Louis and Kansas City metropolitan areas.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate one-to four-family residential mortgage loans, residential construction loans, home equity lines of credit, multi-family and commercial real estate and commercial and industrial loans principally within its lending market.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City metropolitan area.  In the St. Louis metropolitan area, we conduct operations out of our twelve full-service branch offices and two loan production offices.  In the Kansas City metropolitan area, we operate out of three mortgage lending offices in Lee’s Summit and Belton, Missouri and Overland Park, Kansas.

Competition

We face intense competition when attracting savings deposits (our primary source of lendable funds) and originating loans.  Direct competition for savings deposits has historically come from commercial banks, other thrift institutions and credit unions located in our market area.  We have faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.7% of the deposits in the St. Louis, Missouri-Illinois Metropolitan Statistical Area, which was the tenth largest market share out of 144 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation and Regions Financial Corp., operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.  We expect competition for our products to increase in the future as a result of legislative, regulatory and technological changes.  Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment as several non-traditional banking companies have begun collecting deposits in the St. Louis metropolitan area.

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold  on  a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest-rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-cost, short-term funds.  Loan sale activity is our largest source of non-interest income.

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

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  As the result of the low interest rate environment during the year ended September 30, 2009, we experienced an increased demand for our fixed-rate mortgage loan products and almost no demand for ARM loans.  If the current low level of interest rates continues, we expect this lack of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of that limit provided the borrower obtains mortgage insurance.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company still offers second mortgage loans up to 80% of the collateral values on an exception basis to extremely credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2009, the Company had $71.5 million of second mortgage loans.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2009, the Company performed approximately 36% of its appraisals through the in-house staff.  By using in-house staff to perform the appraisal services, management has improved the quality of the appraisal process as loan officers no longer have the ability to control the assignment of the appraisal services.

Construction and Development Loans.  We originate real estate construction and development loans that consist of 1-4 family residential construction loans made to retail mortgage customers and builders, loans for the development of land to be used for residential or commercial real estate construction, and loans for the construction of multi-family and commercial properties.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external title company experts to ensure that loan disbursements are substantiated by regular inspections and review.  Construction and development loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan is measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and the borrowers are generally required to infuse equity into the project.  Personal guarantees are generally obtained from commercial borrowers.  Due to the downturn in local and national economic conditions, we significantly de-emphasized this type of lending during the year ended September 30, 2009.

Commercial Real Estate Loans.  We engage in commercial real estate lending, typically through direct originations.  We have expanded our commercial real estate portfolio to provide diversification and to generate assets that are sensitive to fluctuations in interest rates.  Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans.  Personal guarantees are generally obtained.  Our legal lending limit to any one borrower is 15% of the Bank’s unimpaired capital plus reserves, or approximately $21 million at September 30, 2009.  However, our maximum exposure to any one borrower did not exceed $17 million.

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

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust and are issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  The Bank’s credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, the Company originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  At September 30, 2009, the balance of home equity loans with combined loan-to-value ratios equal to 100% or greater, based on the original appraisals, totaled approximately $5.6 million.  Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate.  This rate is obtained from the Wall Street Journal and adjusts on a monthly basis.  The  rate at the date of origination is also the floor rate for the life of the loan. Interest rates are based upon the loan-to-value ratio of the property, with better rates given to borrowers with more equity.  Home equity lines of credit, because they adjust monthly with fluctuations in the prime interest rate, present less interest rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions and the significant level of our existing loan balances, we de-emphasized home equity lending during the year ended September 30, 2009.

Consumer and Other Loans.  We originate consumer loans to residents of the metropolitan areas of St. Louis and Kansas City, including automobile loans and other secured consumer goods loans.  These loans are generally offered to our customers as a convenience and are not considered to be among our primary products.  Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks.  New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model.  Collision and comprehensive insurance coverage is required on all automobile loans.

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by our loan officers, as well as through referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential loans may be originated in any of our offices, while commercial loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “servicing released” basis and are serviced by the purchaser.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral is performed by an appraiser generally approved by the board of directors and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure.  The CEO or the President may approve secured loans up to $1.0 million and unsecured loans up to $250,000.  An internal loan committee, consisting of five senior officers and three non-management directors approves secured loans up to $10.0 million and unsecured loans up to $2.0 million.  All loans above these levels are approved by the full board of directors.

Loan applicants are promptly notified of our decision.  Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 45 to 60 days for residential loans and 30 days for commercial loans.

Loan Underwriting Risks.

Adjustable-Rate Residential Mortgage Loans.  The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.  There are, however, credit risks resulting from the potential of increased amounts to be paid by the customer due to changing interest rates.  During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased payments required from the borrower. Furthermore, because the ARM loans we originate generally provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  This means that if the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.

Construction and Development Loans.  Construction and development loans involve greater credit risks than residential or commercial real estate lending.  Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of the construction.  If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development.  If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays in completing the project may arise from inclement weather, labor problems, material shortages and other unpredictable contingencies.  Construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In some instances where the collateral value supports a further increase in the outstanding loan amount, no payment from the borrower is required during the term of a construction loan since the accumulated interest is added to the principal of the loan.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.  We generally obtain personal guarantees from builders and commercial borrowers.

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans often have unpredictable cash flows and are more difficult to evaluate and monitor. Payments on loans secured by such properties are often dependent on successful management and operation of the properties.  Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy.  If the cash flows from the property are reduced (for example, if leases are not obtained or renewed) the borrower’s ability to repay the loan and the value of the property securing the loan may be impaired.  We seek to minimize these risks in a variety of ways, including limiting the size of such loans, reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan.  We also generally obtain loan guarantees from financially capable parties.  Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

Commercial and Industrial Loans.  Unlike residential mortgage loans, which generally are made on the basis of a borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, including, in the case of loans secured by accounts receivable, the ability of the borrower to collect amounts due from its customers.  There is little additional credit support provided by the borrower for most of these loans and the secondary source of repayment is based almost solely on the liquidation of the pledged collateral and the ability to collect on personal guarantees, if any.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself, which may be subject to adverse conditions in the economy. Further, any collateral securing such loans may depreciate over time, be difficult to appraise, fluctuate in value and provide an insufficient source of repayment.

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

TABLE 1:  Loans Receivable
	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$249,009	21.67%	$248,886	22.58%	$226,467	23.47%	$226,454	28.37%	$217,537	33.73%
Residential second mortgage and other junior liens	71,451	6.22%	90,595	8.22%	105,739	10.95%	88,292	11.06%	38,192	5.92%
Home equity lines of credit	227,142	19.77%	225,357	20.44%	219,539	22.73%	207,153	25.95%	195,647	30.34%
Multi-family residential	35,199	3.06%	32,546	2.95%	30,219	3.13%	13,629	1.71%	13,994	2.17%
Commercial real estate	239,059	20.80%	183,577	16.65%	132,519	13.72%	104,523	13.09%	72,146	11.18%
Land acquisition and development	77,600	6.75%	77,590	7.04%	67,687	7.01%	46,005	5.76%	32,555	5.05%
Real estate construction	85,958	7.48%	99,382	9.01%	98,921	10.24%	57,195	7.16%	45,022	6.98%
Commercial and industrial	159,364	13.87%	137,688	12.49%	77,642	8.04%	48,785	6.11%	26,306	4.08%
Consumer and other:
Automobile	1,513	0.13%	2,334	0.21%	2,647	0.27%	2,123	0.27%	1,838	0.28%
Other	2,823	0.25%	4,562	0.41%	4,271	0.44%	4,154	0.52%	1,676	0.27%
Total loans	1,149,118	100.00%	1,102,517	100.00%	965,651	100.00%	798,313	100.00%	644,913	100.00%
Add (less):
Unamortized loan origination costs, net of loan fees	4,369		5,205		5,163		4,879		3,931
Loans in process	(813)		(6,223)		(10,567)		(10,176)		(8,843)
Allowance for loan losses	(20,579)		(12,762)		(10,421)		(7,817)		(6,806)
Total loans receivable, net	$1,132,095		$1,088,737		$949,826		$785,199		$633,195

TABLE 2: Loan Maturities and Re-pricing (1)
	At September 30, 2009
	Due Or Re-pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential first mortgage	$99,691	$109,136	$40,182	$249,009
Residential second mortgage and other junior liens	8,207	4,044	59,200	71,451
Home equity lines of credit	218,851	8,145	146	227,142
Multi-family residential	16,875	16,174	2,150	35,199
Commercial real estate	133,482	102,529	3,048	239,059
Land acquisition and development	68,224	9,053	323	77,600
Real estate construction	75,372	9,924	662	85,958
Commercial and industrial	104,928	23,080	31,356	159,364
Consumer and other	2,230	2,014	92	4,336
Total loans	$727,860	$284,099	$137,159	$1,149,118

(1)
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.   Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3: Fixed and Adjustable Rate Loans
	Loans due or re-pricing after September 30, 2010
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential first mortgage	$50,115	$99,203
Residential second mortgage and other junior liens	63,133	111
Home equity lines of credit	65	8,226
Multi-family residential	17,650	674
Commercial real estate	104,788	789
Land acquisition and development	9,233	143
Real estate construction	10,586	–
Commercial and industrial	54,436	–
Consumer and other	2,106	–
Total	$312,112	$109,146

Scheduled contractual principal repayments of loans generally do not reflect the actual life of such assets.  The average life of loans is substantially less than their contractual terms because of principal prepayments.  In addition, due-on-sale clauses on loans generally give us the right to declare loans immediately due and payable if, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

Loan Originations, Sales and Purchases.  To manage our interest rate risk position, we generally sell the fixed-rate residential first mortgage loans that we originate.  The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on short-term deposits (maturities generally less than three years) will increase while we hold long-term, fixed-rate loans in our portfolio.  It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available.  Residential mortgage loans are generally sold with servicing released.  Gains, net of direct origination expense, from the sale of such loans are recorded at the time of sale.  Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing.  This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

 Additionally, we generally negotiate a best-efforts delivery to the investor, which minimizes any exposure from loans that do not close.  Our issuance of interest-rate commitments is considered a derivative instrument and changes in its market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4:  Loan Activity
	Years Ended September 30,
	2009	2008	2007
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,173,657	$1,024,584	$859,472
Loans originated:
Residential real estate	2,127,312	1,454,363	1,483,847
Multi-family real estate	7,394	8,278	16,468
Commercial real estate	65,748	88,037	55,290
Land acquisition and development	16,786	22,944	52,104
Real estate construction and development	53,190	66,825	104,946
Commercial and industrial	297,273	302,280	172,946
Consumer and other	1,565	3,057	3,101
Total loans originated	2,569,268	1,945,784	1,888,702
Net increase in home equity lines of credit	1,785	5,818	12,386
Loans purchased:
Residential real estate	546	1,475	513
Commercial real estate	15,502	27,627	16,020
Loans sold
Residential real estate	(2,004,736)	(1,327,263)	(1,331,839)
Commercial real estate	(22,787)	-	-
Loans principal repayments, charge offs, and foreclosures	(467,106)	(504,368)	(420,670)
Net loan activity	92,472	149,073	165,112
Total gross loans, including loans held for sale, at end of period	$1,266,129	$1,173,657	$1,024,584

Non-performing Assets and Delinquencies

The following is a summary of non-performing assets at the dates indicated.

TABLE 5: Non-performing Assets
	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage.	$7,093	$5,904	$1,780	$736	$142
Residential real estate second mortgage	629	752	302	58	-
Home equity lines of credit	3,086	1,695	554	119	-
Commercial and multi-family real estate	2,595	924	3,492	-	-
Land acquisition and development	2,193	201	216	-	-
Real estate-construction and development	7,455	133	-	-	-
Commercial and industrial	703	341	-	-	-
Consumer and other	220	160	105	27	24
Total	23,974	10,110	6,449	940	166

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage.	1	2,543	2,212	3,614	4,742
Residential real estate second mortgage	27	-	352	370	-
Home equity lines of credit	43	1,468	1,064	1,456	618
Commercial and multi-family real estate	-	169	-	62	-
Land acquisition and development	316	62	44	63	-
Real estate-construction and development	-	-	-	-	440
Consumer and other	-	7	150	21	17
Total	387	4,249	3,822	5,586	5,817

Troubled debt restructurings:
Current under restructured terms:
Residential real estate first mortgage	17,785	3,801	209	220	13
Residential real estate second mortgage	2,062	659	-	-	-
Home equity lines of credit	1,695	-	-	-	-
Land acquisition and development	107	-	-	-	-
Real estate-construction and development	100	-	-	-	-
Commercial and industrial	787	537	-	-	-
Consumer and other	93	-	-	-	-
Total	22,629	4,997	209	220	13
Past due under restructured terms:
Residential real estate first mortgage	2,788	1,184	-	-	-
Residential real estate second mortgage	746	11	-	-	-
Home equity lines of credit	150	112	-	-	-
Commercial and multi-family real estate	7,831	-	-	-	-
Land acquisition and development	57	-	-	-	-
Commercial and industrial	777	-	-	-	-
Total	12,349	1,307	-	-	-
Total restructured loans	34,978	6,304	209	220	13
Total non-performing loans (1)	59,339	20,663	10,480	6,746	5,996
Real estate owned (net)	8,454	3,519	3,090	2,764	754
Other non-performing assets	-	237	43	43	-
Total non-performing assets	$67,793	$24,419	$13,613	$9,553	$6,750

TABLE 5:  Non-performing Assets, Continued
	At September 30,
	2009	2008	2007	2006	2005
Total non-performing loans as a percentage of net loans receivable	5.16%	1.88%	1.09%	0.85%	0.94%
Total non-performing loans as a percentage of total assets	4.22%	1.58%	0.93%	0.70%	0.76%
Total non-performing assets as a percentage of total assets	4.82%	1.87%	1.20%	0.99%	0.86%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	3.19%	1.42%	1.07%	0.82%	0.93%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	3.21%	1.49%	1.18%	0.97%	0.86%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	55.94%	81.24%	101.47%	119.79%	113.76%

(1)
Includes $201,000, $221,000, $696,000, $667,000, and $663,000 of FHA/VA loans at September 30, 2009, 2008, 2007, 2006 and 2005, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $2.3 million, $369,000 and $347,000 for the years ended September 30, 2009, 2008 and 2007, respectively.  The gross interest income that would have been recorded in such periods if the loans had been current in accordance with their terms and had been outstanding throughout the periods was $3.4 million, $814,000 and $634,000 for the years ended September 30, 2009, 2008 and 2007, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Acquired in Settlement of Loans.  Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair value less estimated selling costs.  Fair value is generally determined through a new appraisal or market analysis.  Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  The balance of real estate acquired in settlement of loans increased $4.9 million from $3.5 million at September 30, 2008 to $8.5 million at September 30, 2009.  The balance at September 30, 2009 consists of thirty-three residential properties, six residential construction properties and four commercial properties acquired in settlement of debts outstanding.

Credit Monitoring and Asset Classification.  The Bank’s Risk Management Committee has the overall responsibility for the proper identification and classification of troubled assets, the continued monitoring of such assets, the establishment of the appropriate level of loss reserves, the charge-off of uncollectible loans and the implementation of action plans for significant classified or watch list loans.  The committee consists of the President of the Bank, the President of the commercial lending division, the President of the mortgage lending division, the Chief Financial Officer, the manager of mortgage loan servicing, the manager of commercial loan servicing and various other loan collection personnel.  The Director of Internal Audit also attends the meetings as an independent observer.

The committee meets monthly or more frequently if circumstances dictate, and reviews all problem and potential problem assets, consisting primarily of loans receivable.  The status of significant classified and watch list loans, including workout plans, and emerging trends are discussed in detail.  Following the meetings, the list of classified assets is updated, the appropriate level of loss reserves is recorded, significant loan charge-offs are recorded and classified asset action plans are updated.  Troubled assets are subject to continuous monitoring between meetings.  In addition to oversight by the committee, the board of directors reviews delinquent loans, classified assets, the level of the allowance for loan losses, portfolio mix and the status of workout efforts for large commercial credits at its regular monthly meetings.  Management’s loan reviews and classifications are subject to independent quarterly reviews by a regional accounting firm specializing in asset reviews.

Residential Real Estate Loans.  The Bank has a staff of full-time collectors who are responsible for following up on all past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  The first notice is mailed to the borrower eight days after the payment due date.  Attempts to contact the borrower by telephone generally begin approximately 17 days after the payment due date.  On the 30th day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the 45th day after the due date, a 45-day past due notice is sent.  Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans, after the 60th day of delinquency: (1) the status and unpaid principal balance of each superior lien is determined; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior of the property is taken.  The physical condition and occupancy status of the property is determined before recommending further action.  Such inspection normally takes place on or about the 45th day of delinquency.  At 45 days into the delinquency procedure, the Bank notifies the borrower that home ownership counseling is available for eligible homeowners.  If by the 91st day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

All residential loans that are past due 60 days or more are reviewed during weekly meetings between management and the collectors.  These meetings allow management to understand the collectors’ perspective and opinions about the credits, review collection methods and make suggestions for alternative solutions to problems inherent with certain past-due customers.  Individual action plans are often formulated during these meetings, such as foreclosures, charge-offs, troubled debt restructurings, skip tracing, litigation, or forbearance plans.  These meetings are critical to the identification of troubled loans and allow management to take proactive steps to either resolve a problem or prepare for further action.

Management has proactively modified loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Company’s recoveries on these loans.  These modifications are generally targeted at residential mortgage loan customers.  Substantially all of the Company’s residential borrowers live in the St. Louis and Kansas City communities that the Company serves, which has enabled management to work closely with these troubled borrowers.  The restructured terms of the loans generally include a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.

Identification of restructuring candidates is a combined effort of the collection staff, management, and loan origination personnel.  Restructuring candidates are referred to the restructuring staff and counseled on available options.  Each applicant is required to submit a loan application, provide proof of income, and a hardship letter describing their deteriorating financial condition.  Once completed, the loan is evaluated on its own merit, including a new appraisal and, if appropriate, a workout plan is drafted and a modification to the note and deed, if necessary, is executed.  The restructured terms are entered onto the Bank’s loan system and the loan is flagged for future reporting and tracking.  Occasionally, restructuring applicants are denied.  These denials stem from borrowers who do not have enough income to sustain payments under the modified terms or have not adequately demonstrated their intent to repay.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  A loan classified as a troubled debt restructuring will retain such classification until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally three months for loans that were less than 30 days past due at the time of restructuring and six months for loans that were 30 days or more past due at the time of restructuring.  A report is prepared each month to track the portfolio of restructured loans.

Commercial Loans.  Unlike residential loan monitoring, which is largely based on the past due status of the loan, effective monitoring of a commercial portfolio must be much more proactive.  Early identification of problem assets is essential to managing and controlling risk.  Troubled assets are closely tracked by senior management and are formally reviewed monthly by the Risk Management Committee.  Senior management has recognized that the originating loan officers usually have the closest relationship with the Bank’s borrowers and are generally in the best position to identify potential problems in a timely manner.  Therefore, in addition to their traditional business development responsibilities, senior management has refocused the Bank’s commercial loan officers to remain in close contact with existing borrowers so they can better monitor their financial health on an on-going basis.  When a borrower’s problems are identified early, the Bank often has the opportunity to be “first in line” to secure additional collateral before the borrower’s financial condition deteriorates into a severe condition.

Each commercial loan officer meets monthly (or more frequently if required by specific circumstances) with the President of the Bank, the President of the commercial lending division and the senior loan underwriter to review their entire portfolio.  The meetings address the status of all identified problem or classified credits and any other credits that might potentially become a problem if conditions do not improve.  This procedure has been an effective tool in keeping senior management abreast of changes within the Bank’s commercial loan portfolio and has identified loans that warrant additional monitoring by placement on the Bank’s watch list.

The Bank also utilizes various sources of real estate market data, including quarterly analyses of subdivision and residential building lot inventories in the St. Louis region, to monitor potential problems within the loan portfolio.

Consumer Loans.  When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures.  The first notice is mailed to the borrower eight days following the payment due date.  The Bank receives a computer-generated collection report daily.  The customer is contacted by telephone to ascertain the nature of the delinquency.  If by the 45th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank’s intent to begin legal action if the delinquency is not corrected.  Depending on the type of property held as collateral, the Bank either obtains a judgment in small claims court or takes action to repossess the collateral or may collect under the existing note, whatever is most economically efficient.

Non-Accrued Interest.  Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest or principal.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of Thrift Supervision (“OTS”).  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OTS examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

TABLE 6:  Classified Loans
	At September 30, 2009
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
				(Dollars in thousands)
Residential real estate first mortgage	1	$95	-	$-	246	$32,012	-	$-
Residential real estate second mortgage and other junior liens	4	89	2	88	102	3,790	-	-
Home equity lines of credit.	8	185	2	110	128	6,380	1	194
Commercial and multi-family real estate	-	-	1	7,831	23	17,776	1	95
Land acquisition and development	1	119	2	1,679	16	5,283	1	192
Real estate construction and development	-	-	-	-	18	9,506	-	-
Commercial and industrial	-	-	7	2,728	33	16,215	1	750
Consumer and other	2	49	4	32	20	410	-	-
Total classified loans	16	537	18	12,468	586	91,372	4	1,231
Less specific allowance for loan losses	-	(520)	-	(3,131)	-	(391)	-	-
Total classified loans, net of specific allowance	16	$17	18	$9,337	586	$90,981	4	$1,231

Allowance for Loan Losses.  In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  All charged-off loans are charged to the allowance for loan losses and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to the Company’s income. The allowance for loan losses is based on management’s periodic evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, the size and composition of the loan portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Company periodically recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances in order to reduce loan balances to the estimated value of the collateral.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Homogeneous residential mortgage loans are given one of five standard risk ratings at the time of origination.  The risk ratings are assigned through the use of a credit-scoring model, which assesses credit risk determinants from the borrower’s credit history, the loan-to-value ratio, affordability ratios and other personal history.  Recent historical loss rates and industry data for each credit rating are used as a starting point to determine the appropriate allocation percentage for each loan grade.  Management then adjusts these rates to reflect actual changes and anticipated changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, and changes in the experience, ability, and depth of lending management staff.

Commercial real estate loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.  Consumer and home equity loans are assigned standard risk weightings that determine the allocation percentage.

When commercial real estate loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment.  Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay are also reviewed individually for impairment.  We consider a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan.  If a loan is impaired, we record a loss valuation equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

Our methodology includes factors that allow us to adjust our estimates of losses based on the most recent information available.  Historical charge-off experience generally provides a reasonable starting point for an institution’s analysis of probable losses on groups of homogeneous loans, but should not be the sole determining factor. We have traditionally relied on our five-year average charge-off history as this starting point.  However, consistent with the decline in local and national credit market conditions, our charge-off levels increased significantly during fiscal 2008 and 2009 when compared to the trailing five-year period making the five-year trailing average a less reliable indicator of probable losses existing in the portfolio at September 30, 2009.  Therefore, we relied most heavily on the actual charge-off experience for the year ended September 30, 2009 as our starting point, coupled with our expectations of the trends in these rates over the next twelve months when arriving at the level of allowance for loan losses at September 30, 2009.  Any material increase in non-performing loans will adversely affect our financial condition and results of operations.

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

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$12,762	$10,421	$7,817	$6,806	$5,579
Allowance of acquired institution	-	-	-	282	-
Provision charged to expense	23,030	7,735	3,855	1,501	1,634
Charge-offs:
Residential real estate first mortgage	3,809	940	193	409	49
Residential real estate second mortgage	1,434	1,600	521	88	74
Home equity lines of credit	2,724	1,674	296	88	10
Commercial and multi-family real estate	69	374	-	-	86
Land acquisition and development	4,231	-	-	-	-
Real estate construction and development	2,425	455	119	-	-
Commercial and industrial	533	355	-	7	-
Consumer and other	159	233	164	190	197
Total charge-offs	15,384	5,631	1,293	782	416
Recoveries
Residential real estate first mortgage	47	2	-	3	2
Residential real estate second mortgage	3	1	-	-	3
Home equity lines of credit	70	224	17	3	-
Commercial and multi-family real estate	32	-	-	-	-
Commercial and industrial	3	-	-	-	-
Consumer and other	16	10	25	4	4
Total recoveries	171	237	42	10	9
Net charge-offs	15,213	5,394	1,251	772	407
Allowance at end of period	$20,579	$12,762	$10,421	$7,817	$6,806
Ratio of allowance to total loans outstanding at the end of the period	1.79%	1.16%	1.09%	0.99%	1.06%
Ratio of net charge-offs to average loans outstanding during the period	1.31%	0.52%	0.14%	0.10%	0.06%
Allowance for loan losses to non-performing loans	34.68%	61.76%	99.44%	115.89%	113.51%

TABLE 8: Allocation of Allowance for Loan Losses
	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate first and second mortgage	$5,717	27.89%	$4,034	30.79%	$3,561	34.42%	$3,462	39.43%	$2,584	39.65%
Home equity lines of credit	1,910	19.77	1,753	20.44	1,396	22.73	1,428	25.95	2,107	30.34
Commercial, multi-family real estate and land	7,143	30.62	3,824	26.64	3,045	23.86	1,611	20.56	1,063	18.40

Real estate construction and development	1,169	7.48	1,067	9.01	1,028	10.24	521	7.16	517	6.98
Commercial and industrial	4,367	13.87	1,827	12.49	1,054	8.04	533	6.11	273	4.08
Consumer and other	273	0.37	257	0.63	337	0.71	262	0.79	262	0.55
Total allowance for loan losses	$20,579	100.00%	$12,762	100.00%	$10,421	100.00%	$7,817	100.00%	$6,806	100.00%

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

We maintain a portfolio of primarily investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates and collateralized mortgage obligations.  Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. Collateralized mortgage obligations are types of debt securities issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

The Asset Liability Management Committee, which includes our Chief Executive Officer and our Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures.  Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered.  The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value.  They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2009 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9: Investment and Mortgage-Backed Securities
	Years Ended September 30,
	2009	2008	2007
	(In thousands)

Held to maturity, at amortized cost:
Investment securities -
U.S. Treasury and Agency Obligations	$-	$-	$5,980

Mortgage-backed securities:
Freddie Mac	$-	$4	$12
Ginnie Mae	219	283	327
Fannie Mae	11,840	15,434	-
Total	$12,059	$15,721	$339

Collateralized mortgage obligations – Freddie Mac	$19	$23	$32

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$1,997	$-	$7,043

Mortgage-backed securities:
Ginnie Mae	$544	$280	$322
Fannie Mae	1,302	1,943	2,333
Total	$1,846	$2,223	$2,655

Collateralized mortgage obligations:
Freddie Mac	$1,556	$-	$-
Ginnie Mae	7,462	7,958	-
Fannie Mae	5,223	-	-
Total	$14,241	$7,958	$-

Equity securities	$589	$733	$3,965

TABLE 10: Maturities and Yields
	At September 30, 2009
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
Mortgage-backed securities	$-	-	$-	-	$219	9.32%	$11,840	4.30%	$12,059	4.39%
CMOs	-	-	-	-	-	-	19	1.21%	19	1.21%
Total mortgage-backed and related securities	$-	-	$-	-	$219	9.32%	$11,859	4.30%	$12,078	4.39%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$1,997	0.16%	$-	-	$-	-	$-	-	$1,997	0.16%
Mortgage-backed securities:
Mortgage-backed securities	$-	-	$1,302	3.82%	$-	-%	$544	5.44%	$1,846	4.30%
CMOs	-	-	-	-	6,779	4.09%	7,462	4.15%	14,241	4.12%
Total mortgage-backed and related securities	$-	-	$1,302	3.82%	$6,779	4.09%	$8,006	4.23%	$16,087	4.14%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2009, the Company’s portfolio did not include any callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General.  Deposits (including brokered deposits), loan repayments, loan sales, FHLB borrowings and borrowings from the Federal Reserve Bank are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by the level of market interest rates.  Borrowings from the FHLB of Des Moines and borrowings from the Federal Reserve Bank may be used to compensate for reductions in the availability of funds from these other sources.  Management chooses among these wholesale funding sources depending on their relative costs, our overall interest rate risk exposure and our overall borrowing capacity at the FHLB and the Federal Reserve.

Deposit Accounts.  Our depositors reside predominately in the St. Louis metropolitan area.  Deposits are attracted from within our market area through the offering of a broad selection of commercial and retail deposit instruments, including checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, regular savings accounts, certificates of deposit, retirement savings plans and treasury management services.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider current market interest rates, the pricing of competitors, our profitability, the Company’s overall interest rate risk profile, the Company’s liquidity needs and our customer preferences and concerns.  Our Asset Liability Management Committee regularly reviews our deposit mix and pricing.  We supplement our retail deposits through brokered certificates of deposit and municipal deposits.

TABLE 11: Deposits
	At September 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$103,3984	8.68%	$76,404	8.35%	$57,005	6.82%
Interest-bearing checking	263,020	22.07	178,698	19.52	57,816	6.92
Passbook savings accounts	28,874	2.42	25,829	2.82	28,909	3.46
Money market	253,996	21.32	149,141	16.29	173,950	20.82
Total demand deposits	649,288	54.49	430,072	46.98	317,680	38.02
Certificates of deposit which mature:
Within 1 year	361,638	30.35	420,766	45.98	360,188	43.11
After 1 year, but within 3 years	178,017	14.94	53,176	5.81	108,324	12.97
Thereafter	2,686	0.22	11,297	1.23	49,297	5.90
Total certificates of deposit	542,341	45.51	485,239	53.02	517,809	61.98
Total deposits	$1,191,629	100.00%	$915,311	100.00%	$835,489	100.00%

Included in certificates of deposit at September 30, 2009, were brokered time deposits totaling $75.0 million and $8.5 million that were scheduled to mature during the years ended September 30, 2010 and 2012, respectively.

At September 30, 2009, 2008 and 2007, certificates of deposit with a minimum principal amount of $100,000 totaled $317.7 million, $221.2 million, and $278.6 million, respectively.  At September 30, 2009, such deposits were scheduled to mature as follows:

TABLE 12: Certificates of Deposit with Minimum Balances of $100,000
Maturity Period	Amount as of September 30, 2009
(In thousands)

Three months or less	$135,167
Over 3 through 6 months	57,600
Over 6 through 12 months	42,536
Over 12 months	82,422
Total	$317,725

TABLE 13: Certificates of Deposits by Rates
	At September 30,
	2009	2008	2007
	(In thousands)

0.00 – 1.99%	$248,591	$21,468	$2,536
2.00 – 2.99%	128,241	183,702	3,805
3.00 – 3.99%	135,166	196,728	39,393
4.00 – 4.99%	11,190	17,265	31,677
5.00 – 5.99%	18,667	65,627	439,991
10.00 - 10.99%	486	449	407
Total	$542,341	$485,239	$517,809

TABLE 14: Certificates of Deposits by Maturities
	Amount Due as of September 30, 2009
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$238,271	$10,210	$110	$-	$-	$248,591
2.00 - 2.99%	55,889	68,689	3,117	275	271	128,241
3.00 - 3.99%	53,208	42,561	38,866	531	-	135,166
4.00 - 4.99%	3,635	5,802	143	1,001	609	11,190
5.00 - 5.99%	10,149	80	8,438	-	-	18,667
10.00 - 10.99%	486	-	-	-	-	486
Total	$361,638	$127,342	$50,674	$1,807	$880	$542,341

TABLE 15: Deposit Activity
	Years Ended September 30,
	2009	2008	2007
	(In thousands)

Beginning balance	$915,311	$835,489	$655,577
Net increase excluding interest credited	263,658	60,998	160,598
Interest credited	12,660	18,824	19,314
Net increase in deposits	276,318	79,822	179,912
Ending balance	$1,191,629	$915,311	$835,489

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)

Non-interest-bearing checking	$99,1267	-%	$63,325	-%	$47,982	-%
Interest-bearing checking	221,164	1.58	106,009	1.97	60,996	1.85
Passbook savings	26,845	0.21	27,727	0.33	30,170	0.35
Money market	159,196	1.05	183,957	2.88	155,261	4.24
Certificates of deposit	569,530	2.86	466,094	4.28	466,248	5.05
Total	$1,075,861	2.00%	$847,112	3.24%	$760,657	4.12%

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

TABLE 17: FHLB Advances
	Years Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Maximum balance at any month end during the period	$245,000	$265,500	$203,500
Average balance during the period	120,288	224,460	168,476
Period-end balance	61,000	210,600	158,400
Weighted-average interest rate:
At end of period	3.37%	2.67%	4.81%
During the period	2.92%	3.54%	5.20%

We have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2009, $201.8 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

TABLE 18: Federal Reserve Borrowings
	Years Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Maximum balance at any month end during the period	$143,000	$112,000	$-
Average balance during the period	71,690	34,093	1
Period-end balance	-	40,000	-
Weighted-average interest rate:
At end of period	-	2.25%	-
During the period	0.45%	2.28%	6.25%

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2009, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

We have a title insurance business, which is a division of the Bank’s wholly-owned subsidiary, Pulaski Service Corp.  The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports).  The policies are issued primarily on residential transactions; however, the division also issues policies on certain commercial transactions. Customers of the title division consist primarily of the Bank’s residential mortgage loan customers and also include others that have been referred to the title division.

We operate a residential appraisal division consisting of seven appraisers.  The business consists primarily of providing appraisal services to the Bank’s mortgage loan customers.  All appraisers are either certified or licensed in the states of Missouri, Kansas or both.

We operate a fixed-income securities sales division consisting of six management and sales personnel.  The business consists primarily of buying and selling bonds for community bank and public entity investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corp., sells insurance products and annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2009, the Bank’s equity investment in its subsidiary was $226,391 or 0.02% of the Bank’s assets.

Personnel

As of September 30, 2009, we had 465 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	58	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of the Bank
W. Thomas Reeves	55	President of Pulaski Bank
Paul J. Milano	53	Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Matthew A. Locke	40	President of Mortgage Lending Division of Pulaski Bank
Brian J. Björkman	38	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	41	Executive Vice President of Banking Operations of Pulaski Bank

(1)	As of September 30, 2009.

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank.  There are no family relationships among the executive officers.

Gary W. Douglass was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank on May 1, 2008 and was named Chairman of the Bank on May 1, 2009.  Before joining Pulaski, Mr. Douglass was Executive Vice President, Finance and Chief Financial Officer of CPI Corp. (NYSE: CPI), a leading portrait studio operator in North America, headquartered in St. Louis.  Mr. Douglass previously held the position of Executive Vice President and Chief Financial Officer of Roosevelt Financial Group, Inc., parent of Roosevelt Bank, before its merger with Mercantile Bancorporation, Inc. in 1997.  Mr. Douglass is a certified public accountant and a former partner with Deloitte and Touche LLP, where he headed that firm’s accounting and auditing practice and its financial institutions practice in St. Louis.

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

Paul J. Milano, CPA, was appointed Chief Financial Officer on April 1, 2009.  He joined Pulaski Bank in January 2006 and had served as Secretary, Treasurer and Controller.  He previously served as a director and consultant for Premier Bancshares, Inc., a $148 million bank holding company headquartered in Dallas, Texas.  Before joining Premier, he served as Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Jefferson Savings Bancorp, Inc., a $2 billion publicly traded thrift, until it was merged into Union Planters Bank in 2002 following its purchase.  He was a director of Jefferson’s subsidiary, First Federal Savings Bank, from 1995 to 1999.  Mr. Milano also served nine years with the public accounting firm of KPMG LLP, leaving in 1990 as Senior Manager to join Jefferson Savings.  Mr. Milano is a member of the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants and the Financial Managers Society.

Matthew A. Locke joined the Bank in 1997 and currently serves as the President of the Mortgage Division.  Prior to assuming his current position, he served the Bank as Senior Vice President and Kansas City Lending Manager. Mr. Locke holds a BBA from Pittsburg State University and a MBA from Webster University in St. Louis.

Brian J. Björkman joined the Bank in 2003 and currently serves as the President of the Commercial Division.  Prior to joining the Bank, Mr. Björkman was President of Commercial Lending at Founders Bank in Chesterfield, Missouri prior to its acquisition by Bank Midwest.  Mr. Björkman is a graduate of Drake University.

Cheri G. Bliefernich joined the Bank in 2004 and has served as Executive Vice President of Banking Operations since October 2008.  Prior to assuming the current position, Mrs. Bliefernich served as Senior Vice President, Banking since January 2007 and Vice President, Retail Banking since November 2004.  She has also served as Senior Vice President of Retail Banking at Royal Banks and Vice President of Retail Banking at Founders Bank.  Mrs. Bliefernich has been in the banking industry for over 16 years.

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

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the test, a savings bank is required to either be a “domestic building and loan association” within the definition of the Internal Revenue Code of 1986, as amended (the “Code”), or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed  securities) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of September 30, 2009, the Bank met the QTL test.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.  If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution since it is a subsidiary of the holding company.  If the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments.  Savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was paid on September 30, 2009. The FDIC may impose an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level that will be close to or below zero.  Any future special assessments will increase insurance premium expense on deposits if and when they become effective.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  For most institutions, the amount paid on December 30, 2009 will be substantially higher than typical quarterly deposit insurance assessments.  The amount of the assessment related to future periods will initially be recorded as a prepaid asset and will be charged to expense during the periods to which it relates.

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

Transactions with Related Parties.  The Bank’s authority to engage in certain transactions with “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low-quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Prompt Corrective Regulatory Action.  The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization.  Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized, or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, the Federal Deposit Insurance Corporation implemented an industry-wide seven basis point increase in the assessment range for the first quarter of 2009.  The Federal Deposit Insurance Corporation implemented further refinements to its risk-based assessment that were effective April 1, 2009 and made the range eight to 77-1/2 basis points.  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds.  That payment is established quarterly and for the year ended September 30, 2009 averaged 1.02 basis points of assessable deposits.

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

The Bank elected to participate in the FDIC’s Transaction Account Guarantee Program beginning in the quarter ended March 31, 2009.  This program provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor through December 31, 2013.  The Transaction Account Guarantee Program was originally scheduled to expire on December 31, 2009.  However, the FDIC adopted an optional six-month extension of the program, until June 30, 2010, and the Bank elected to participate in the extension.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was paid on September 30, 2009. The FDIC may impose an additional special assessment if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Board believes would adversely affect public confidence or to a level that will be close to or below zero.  Any future special assessments will increase insurance premium expense on deposits if and when they become effective.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  For most institutions, the amount paid on December 30, 2009 will be substantially higher than typical quarterly deposit insurance assessments.  The amount of the assessment related to future periods will initially be recorded as a prepaid asset and will be charged to expense during the periods to which it relates.

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

Federal Reserve System.  The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that for 2009, reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied over $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.  For 2010, the FRB has set the 3% reserve limit at $55.2 million and the exemption at $10.7 million.

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from just the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board.  The federal savings association charter would be eliminated under some proposals, although others would grandfather existing charters such as that of the Bank.  Another possibility is the elimination of the separate regulatory scheme for savings and loan holding companies, which would require the Company to become a bank holding company.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank and Company, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

Participation in the U.S. Department of Treasury’s Capital Purchase Program.  On January 16, 2009, as part of the Capital Purchase Program under the U.S. Department of Treasury’s Troubled Asset Relief Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.  The securities purchase agreement between the Company and the U.S. Treasury limits, for three years, the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend prior to participation in the program of $0.095 per share unless an increase is approved by the Treasury, limits the Company’s ability to repurchase its common stock for three years, and subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

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

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the year ended September 30, 2009, we recorded a provision for loan losses of $23.0 million.  We also recorded net loan charge-offs of $15.2 million.  Our non-performing assets increased significantly in fiscal 2009 from $24.4 million, or 1.87% of total assets at September 30, 2008 to $67.8 million, or 4.82% of total assets at September 30, 2009.  The increase was primarily due to the weakened economy and the softening real estate market.  If the economy and/or the real estate market continues to weaken these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans.  In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers.  Finally, we also consider many qualitative factors, including general and economic business conditions, anticipated duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are, by nature, more subjective and fluid.  Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors.  Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

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

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2009, approximately $44.7 million of second mortgage loans, or 13.9% of our $320.5 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90%.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount, of up to 100% of the value of the home securing the loan. At September 30, 2009, we held $12.8 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan-to-value ratio in our home equity line of credit portfolio is below 80%. These loan-to-value ratios are based on values at the time of origination.  Subsequent declines in real estate values have likely resulted in an increase in such ratios.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

The unseasoned nature of many loans in our commercial loan portfolio may result in errors in judging their collectability, which may lead to additional provisions for loan losses and/or charge-offs, which would reduce our profits.

Our commercial loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has increased $66.4 million, or 12.5%, to $597.2 million at September 30, 2009 from $530.8 million at September 30, 2008, and increased $575.7 million from $21.4 million at September 30, 2003, the year we began our commercial lending operation.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per-loan basis than those incurred with our residential mortgage loan portfolio.

If the value of real estate in the St. Louis and Kansas City metropolitan areas were to continue to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

The St. Louis and Kansas City metropolitan areas have experienced declines in home prices over the past two years.  A further decline in local economic conditions could have an additional adverse affect on the value of the real estate collateral securing our loans. A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market area.  Our market area has experienced home price declines, increased foreclosures and increased unemployment rates.  Continued deterioration of economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Missouri could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.

As a result of the general economic downturn and uncertainty in the financial markets, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of loans to investors on a servicing-released basis. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans.  These conditions may fluctuate or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  We believe our ability to retain fixed-rate residential mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operation.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2009, our goodwill totaled $3.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $102.3 million, or 7.8%, from $1.30 billion at September 30, 2008 to $1.41 billion at September 30, 2009, primarily due to increases in commercial loans held in our portfolio and residential real estate loans held for sale.  We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

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

On January 16, 2009, as part of the Capital Purchase Program under the U.S. Department of Treasury’s Troubled Asset Relief Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.  We intend to redeem the preferred stock prior to the increase in the dividend rate to 9%.  Such redemption will require us to raise additional capital.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2009, we had $61.0 million of FHLB advances outstanding with an additional $191.3 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with an additional $131.1 million available borrowing capacity and $83.5 million in brokered certificates of deposit.  If we were to become less than “well capitalized,” as defined by applicable OTS regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

The limitations on dividends and repurchases imposed through our participation in the Capital Purchase Program may make our common stock a less attractive investment.

On January 16, 2009, the United States Department of the Treasury purchased newly issued shares of our preferred stock as part of the Troubled Asset Relief Program’s Capital Purchase Program.  As part of this transaction, we agreed to not increase the dividend paid on our common stock and to not repurchase shares of our common stock for a period of three years.  These capital management devices contribute to the attractiveness of our common stock and limitations and prohibitions on such activities may make our common stock less attractive to investors.

The limitations on executive compensation imposed through our participation in the Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions limit our ability to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

The exercise of the warrant by the U. S. Treasury Department will dilute existing stockowners’ ownership interest and may make it more difficult for us to take certain actions that may be in the best interests of shareholders.

In addition to the issuance of preferred shares, we also granted the U.S. Treasury Department a warrant to purchase 778,421 common shares at a price of $6.27 per share.  If the U.S. Treasury Department exercises the entire warrant, it would result in a significant dilution to the ownership interest of our existing stockholders and dilute the earnings per share value of our common stock.  Further, if the U.S. Treasury Department exercises the entire warrant, it will become the second largest shareholder of the Company.  The U.S. Treasury Department has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the warrant.  However, U.S. Treasury Department’s abstention from voting may make it more difficult for us to obtain shareholder approval for those matters that require a majority of total shares outstanding, such as a business combination involving the Company.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on our operations.

The Securities Purchase Agreement that we entered into with the U.S. Treasury Department provides that it may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the TARP Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

Increased and/or special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $700,000.

In lieu of imposing an additional special assessment, the FDIC has adopted a rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  This pre-payment is due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under this rule, we will be required to make a payment of approximately $7.3 million to the FDIC on December 30, 2009.  We will record this payment as a prepaid expense and amortize the expense over the three year assessment period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank conducts its business through twelve full-service banking offices and five loan production offices.  The following table sets forth information on those offices as of September 30, 2009.

Location	Year Opened	Net Book Value (1)	Owned/ Leased	Approximate Square Footage
		(Dollars in thousands)
Main Office:
12300 Olive Boulevard Creve Coeur, Missouri 63141	1978	$2,950	Owned	32,300

Full-Service Bank Offices:
11550 New Halls Ferry Road Florissant, Missouri 63033	1998	1,064	Owned/ Leased (2)	1,900

3760 South Grand Avenue St. Louis, Missouri 63118	1967	535	Owned	3,500

4226 Bayless Avenue St. Louis, Missouri 63123	2001	716	Owned	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	819	Owned	2,800

1700 O’Fallon Road
St. Charles, Missouri 63304	2003	1,124	Owned	4,000

17701 Edison Avenue Chesterfield, Missouri 63005	2005	1,541	Owned	3,800

415 DeBaliviere Avenue St. Louis, Missouri 63112	2006	1,461	Owned	25,000

10 Maryland Plaza St. Louis, Missouri 63108	2006	26	Leased (3)	1,700

6510 Clayton Road Richmond Heights, Missouri 63117	2007	2,830	Owned	2,700

900 Olive Street St. Louis, Missouri 63101	2007	860	Leased (4)	3,700

175 Carondelet Plaza Clayton, Missouri 63105	2007	830	Leased (5)	4,100

Other Offices:

One Pulaski Center Drive St. Louis, Missouri 63141	2003	3,886	Owned (10)	27,000

2724A Grovelin Street Godfrey, Illinois 62035	2006	13	Leased (7)	1,400

Location	Year Opened	Net Book Value (1)	Owned/ Leased	Approximate Square Footage
6600 College Boulevard Overland Park, Kansas 66211	2002	186	Leased (6)	12,700

8413 Clint Drive Belton, Missouri 64012	2007	42	Leased (8)	900

821 NE Columbus Lee’s Summit, Missouri 64063	2008	79	Leased (9)	1,900

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	The Bank owns the land where the branch is located. The building on site is being leased, which expires on October 31, 2010.
(3)	The lease expires on April 30, 2014.
(4)	Lease expires on August 31, 2017.
(5)	Lease expires on September 30, 2017.
(6)	Houses loan production office. Lease expires on October 31, 2013.
(7)	Houses loan production office. Lease expires on December 14, 2012.
(8)	Houses loan production office. Lease expires on April 30, 2010.
(9)	Houses loan production office. Lease expires on October 15, 2011.
(10)	Houses the mortgage lending, appraisal and title divisions.

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

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation – Federal Savings Institution Regulation – Limitations on Capital Distributions” and “Regulation – Holding Company Regulation – Participation in the U.S. Department of Treasury’s Capital Purchase Program” in this annual report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2009
through	-	$-	-	380,619
July 31, 2009
August 1, 2009
through	-	-	-	380,619
August 31, 2009
September 1, 2009
Through	3,426	7.82	-	380,619
September 30, 2009 (2)
Total	3,426	$7.82	-

(1)
In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock.   The repurchase program will continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.

(2)	Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis” in the 2009 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2009 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 35 in the 2009 Annual Report to Stockholders.

KPMG LLP’s attestation report on the Company’s internal control over financial reporting is incorporated by reference to page 36 in the 2009 Annual Report to Stockholders.

Item 9B.  Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1 - Election of Directors” in the Proxy Statement is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business – Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this Form 10-K and to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a written code of ethics, which applies to our senior financial officers.  We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.pulaskibankstl.com or in a report on Form 8-K.  A copy of the Code of Ethics is available, without charge, upon written request to Paul Milano, Corporate Secretary, Pulaski Financial Corp., 12300 Olive Blvd, St. Louis, MO  63141.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee expert, the section captioned “Corporate Governance – Meetings and Committees of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

The information contained under the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance – Director Compensation” in the Proxy Statement is incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	916,806	$9.89	475,200

Equity compensation plans not approved by security holders (1)	13,500	5.13	—

Total	930,306	$9.82	475,200

(1)
Consists of non-statutory stock options granted in 2001 outside of the Company’s stock option plans.  Each of the options was granted at a price equal to the fair market value of the Company common stock on the date of grant.  All of the options vest ratably over a five-year period beginning on the first anniversary date of grant and expire ten years from date of grant.  However, in the event of a change in control (as defined in the Company’s 2000 Stock-Based Incentive Plan) all options will become exercisable until the expiration of the term of the option, regardless of termination of employment.

Item 13. Certain Relationships, and Director Independence Related Transactions

The information set forth under the sections captioned “Corporate Governance – Independent Directors,” “- Policy and Procedures Governing Related Party Transactions,” and “Transactions with Management” in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 3—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2009 and 2008
Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements for the Years ended September 30, 2009, 2008 and 2007

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2009 Annual Report to Stockholders.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of Pulaski Financial Corp.	Definitive Proxy Statement as filed on December 27, 2002
3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.	Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004
3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Form 8-K, as filed on January 16, 2009
3.4	Bylaws of Pulaski Financial Corp.	Form 8-K, as filed on December 21, 2007
4.1	Form of Certificate for Common Stock	Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Form 8-K, as filed on January 16, 2009
4.3	Warrant to Purchase 778,421 shares of common stock of Pulaski Financial Corp.	Form 8-K, as filed on January 16, 2009
4.4
No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 16, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Separation and Release Agreement between Pulaski Financial Corp. and William A. Donius	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.7*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.8*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.10*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.11*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005

10.12*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders
10.13*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano, W. Thomas Reeves, Matthew A. Locke and Brian J. Bjorkman	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.14*	Compensation arrangement with Matthew A. Locke	Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009
10.15*	Compensation arrangement with Brian J. Bjorkman	Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009
13.1	2009 Annual Report to Stockholders

21.1	Subsidiaries of Pulaski Financial Corp.

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Chief Executive Officer Certification regarding TARP

99.2	Chief Financial Officer Certification regarding TARP

* Management contract or compensatory plan or arrangement filed pursuant to Item 15(a) of this Report.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 18, 2009
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 18, 2009
Paul J. Milano	(principal accounting and financial
officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 18, 2009
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Vice-Chairman of the Board	December 18, 2009
Lee S. Wielansky

/s/ Kathryn S. Bader	Director	December 18, 2009
Kathryn S. Bader

/s/ William M. Corrigan, Jr.	Director	December 18, 2009
William M. Corrigan, Jr.

/s/ William A. Donius	Director	December 18, 2009
William A. Donius

/s/ Leon A. Felman	Director	December 18, 2009
Leon A. Felman

/s/ Michael R. Hogan	Director	December 18, 2009
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 18, 2009
Timothy K. Reeves

/s/ Steven C. Roberts	Director	December 18, 2009
Steven C. Roberts