Form 10-Q
period 2009-12-31
PULASKI FINANCIAL CORP
filed 2010-02-12
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2010
Common Stock, par value $.01 per share	10,544,883 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2009

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2009 and
	September 30, 2009 (Unaudited)	1

	Consolidated Statements of Income and Comprehensive Income for
	the Three Months Ended December 31, 2009 and 2008 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Three Months Ended
	December 31, 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended
	December 31, 2009 and 2008 (Unaudited)	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	42

Item 6.	Exhibits	42

	Signatures

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND SEPTEMBER 30, 2009 (UNAUDITED)

	December 31,	September 30,
	2009	2009
ASSETS
Cash and amounts due from depository institutions	$5,528,500	$3,911,448
Federal funds sold and overnight interest-bearing deposits	13,198,889	33,539,216
Total cash and cash equivalents	18,727,389	37,450,664
Equity securities available for sale, at fair value	589,000	589,000
Debt securities available for sale, at fair value	4,997,763	1,997,396
Mortgage-backed securities held to maturity, at amortized cost (fair value of $11,864,797 and $12,374,966 at December 31, 2009 and September 30, 2009, respectively)	11,583,157	12,077,794
Mortgage-backed securities available for sale, at fair value	15,453,202	16,087,148
Capital stock of Federal Home Loan Bank - at cost	7,454,400	11,649,800
Loans held for sale, at lower of cost or market	151,195,342	109,129,721
Loans receivable (net of allowance for loan losses of $22,922,608 and $20,579,170 at December 31, 2009 and September 30, 2009, respectively	1,126,374,800	1,132,094,844
Real estate acquired in settlement of loans (net of allowance for losses of $187,800 and $274,076 at December 31, 2009 and September 30, 2009, respectively)	15,718,133	8,454,610
Premises and equipment, net	18,648,322	18,962,001
Goodwill	3,938,524	3,938,524
Core deposit intangible	217,018	243,100
Accrued interest receivable	4,618,955	4,906,919
Bank-owned life insurance	28,954,301	28,678,679
Deferred tax asset	9,372,904	9,296,234
Prepaid expenses, accounts receivable and other assets	16,239,781	10,869,438
Total assets	$1,434,082,991	$1,406,425,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,155,580,263	$1,191,629,239
Advances from Federal Home Loan Bank	123,800,000	61,000,000
Borrowings from the Federal Reserve Bank of St. Louis	4,700,000	-
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,024,747	4,655,867
Accrued interest payable	722,044	1,034,896
Other liabilities	10,495,581	11,555,500
Total liabilities	1,316,911,635	1,289,464,502
Stockholders' Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at December 31, 2009 and September 30, 2009, $1,000 per share liquidation value, net of discount	30,762,741	30,655,060
Common stock - $.01 par value per share, 18,000,000 shares authorized;13,068,618 shares issued at December 31, 2009 and September 30, 2009	130,687	130,687
Treasury stock-at cost; (2,888,822 and 2,963,817 shares at December 31, 2009 and September 30, 2009, respectively)	(18,168,156)	(18,544,173)
Additional paid-in capital from common stock	55,280,195	55,247,464
Accumulated other comprehensive income, net	144,472	192,773
Retained earnings	49,021,417	49,279,559
Total stockholders’ equity	117,171,356	116,961,370
Total liabilities and stockholders’ equity	$1,434,082,991	$1,406,425,872

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
Interest and Dividend Income:
Loans receivable	$14,858,809	$15,685,231
Loans held for sale	1,620,008	665,691
Securities and other	362,071	483,790
Total interest and dividend income	16,840,888	16,834,712
Interest Expense:
Deposits	4,626,768	6,123,294
Advances from Federal Home Loan Bank	557,242	1,170,653
Borrowings from the Federal Reserve Bank	64	79,767
Subordinated debentures	127,492	246,423
Note payable	-	101,120
Total interest expense	5,311,566	7,721,257
Net interest income	11,529,322	9,113,455
Provision for loan losses	6,074,000	4,691,578
Net interest income after provision for loan losses	5,455,322	4,421,877
Non-Interest Income:
Mortgage revenues	2,701,486	1,549,630
Retail banking fees	932,161	967,034
Investment brokerage revenues	424,044	261,464
Gain on the sales of securities	-	243,386
Bank-owned life insurance	275,622	293,209
Other	110,321	66,637
Total non-interest income	4,443,634	3,381,360
Non-Interest Expense:
Salaries and employee benefits	3,896,579	3,342,002
Occupancy, equipment and data processing expense	2,004,913	1,880,289
Advertising	146,858	285,999
Professional services	517,449	261,470
FDIC deposit insurance premuim expense	491,858	199,219
Real estate foreclosure losses and expense, net	436,203	341,564
Other	688,540	629,981
Total non-interest expense	8,182,400	6,940,524
Income before income taxes	1,716,556	862,713
Income tax expense	466,121	296,856
Net income	$1,250,435	$565,857
Other comprehensive (loss) income	(48,301)	112,196
Comprehensive income	$1,202,134	$678,053
Income available to common shares	$736,029	$565,857
Per Common Share Amounts:
Basic earnings per common share	$0.07	$0.06
Weighted average common shares outstanding - basic	10,274,066	10,114,506
Diluted earnings per common share	$0.07	$0.06
Weighted average common shares outstanding - diluted	10,483,880	10,274,626

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2009 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2009	$30,655,060	$130,687	$(18,544,173)	$55,247,464	$192,773	$49,279,559	$116,961,370
Comprehensive income:
Net income	-	-	-	-	-	1,250,435	1,250,435
Change in unrealized gain (loss)
on investment securities, net of tax	-	-	-	-	(48,301)	-	(48,301)
Realized gain on sales of investment securities
included in net income, net of tax	-	-	-	-	-	-	-
Comprehensive income	-	-	-	-	(48,301)	1,250,435	1,202,134
Common stock dividends ($0.095 per share)	-	-	-	-	-	(994,171)	(994,171)
Preferred stock dividends	-	-	-	-	-	(406,725)	(406,725)
Accretion of discount on preferred stock	107,681	-	-	-	-	(107,681)	-
Stock option and award expense	-	-	-	179,227	-	-	179,227
Commmon stock issued under dividend
reinvestment plan (31,677 shares)	-	-	129,274	77,182	-	-	206,456
Restricted common stock issued (49,012 shares)	-	-	200,018	(200,018)	-	-	-
Common stock surrendered to satisfy tax withholding
obligations of stock-based compensation (4,452 shares)	-	-	(30,593)	-	-	-	(30,593)
Purchase of equity trust shares	-	-	(70,635)	-	-	-	(70,635)
Distribution of equity trust shares (12,161 shares)	-	-	147,953	(147,953)	-	-	-
Amortization of equity trust expense	-	-	-	147,238	-	-	147,238
Tax expense from release of equity shares	-	-	-	(25,667)	-	-	(25,667)
Excess tax benefit from stock-based compensation	-	-	-	2,722	-	-	2,722
Balance, December 31, 2009	$30,762,741	$130,687	$(18,168,156)	$55,280,195	$144,472	$49,021,417	$117,171,356

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$1,250,435	$565,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	471,743	451,830
Net deferred loan costs	554,924	596,425
Debt and equity securities premiums and discounts, net	16,950	54,603
Equity trust expense, net	147,238	163,694
Stock option and award expense	179,227	132,505
Provision for loan losses	6,074,000	4,691,578
Provision for losses on real estate acquired in settlement of loans	278,600	56,500
Losses on sales of real estate acquired in settlement of loans	43,203	129,270
Originations of loans held for sale	(455,782,621)	(248,266,432)
Proceeds from sales of loans held for sale	416,191,188	242,232,138
Gain on sales of loans held for sale	(2,474,188)	(1,301,138)
Loss on equity securities available for sale	-	155,500
Gain on sales of debt securities available for sale	-	(398,886)
Increase in cash value of bank-owned life insurance	(275,622)	(293,209)
(Decrease) increase in deferred tax asset	(76,670)	30,960
Excess tax benefit from stock-based compensation	(2,722)	-
Tax expense for release of equity trust shares	25,667	-
Decrease in accrued expenses	(1,072,253)	(721,987)
Increase in current income taxes payable	309,134	133,662
Changes in other assets and liabilities	(5,659,292)	(779,429)
Net adjustments	(41,051,494)	(2,932,416)
Net cash used in operating activities	(39,801,059)	(2,366,559)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	5,000,000	-
Sales of debt securities available for sale	-	51,050,500
Principal payments on mortgage-backed securities	1,032,058	849,764
Redemption of Federal Home Loan Bank stock	6,601,800	4,571,500
Sales of real estate acquired in settlement of loans receivable	882,201	1,950,650
Purchases of:
Debt securities available for sale	(7,998,695)	(54,714,020)
Mortgage-backed securities available for sale	-	(1,831,568)
Federal Home Loan Bank stock	(2,406,400)	(3,536,300)
Premises and equipment	(158,064)	(315,236)
Net increase in loans receivable	(9,376,407)	(59,107,153)
Net cash used in investing activities	$(6,423,507)	$(61,081,863)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008, CONTINUED (UNAUDITED)

	Three Months Ended
	December 31,
	2009	2008
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(36,048,976)	$86,623,144
Proceeds from (repayment of) Federal Home Loan Bank advances, net	62,800,000	(114,200,000)
Proceeds from Federal Reserve Bank borrowings, net	4,700,000	103,000,000
Net decrease in due to other banks	-	(14,377,831)
Net decrease in advance payments by borrowers for taxes and insurance	(2,631,120)	(1,875,042)
Proceeds from cash received in dividend reinvestment plan	206,456	163,116
Purchase of equity trust shares	(70,635)	(44,200)
Excess tax benefit for stock based compensation	2,722	-
Tax expense for release of equity trust shares	(25,667)	-
Dividends paid on common stock	(994,170)	(972,586)
Dividends paid on preferred stock	(406,725)	-
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(30,593)	(28,181)
Net cash provided by financing activities	27,501,292	58,288,420
Net decrease in cash and cash equivalents	(18,723,275)	(5,160,002)
Cash and cash equivalents at beginning of period	37,450,664	29,077,862
Cash and cash equivalents at end of period	$18,727,389	$23,917,860

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$3,008,700	$6,912,177
Interest on advances from FHLB	556,719	1,194,530
Interest on other borrowings	-	94,521
Interest on subordinated debentures	147,127	251,319
Interest on note payable	-	101,254
Cash paid during the period for interest	3,712,546	8,553,801
Income taxes, net	227,000	201,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	8,467,527	1,226,945

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2009 and September 30, 2009 and its results of operations for the three-month periods ended December 31, 2009 and 2008.  The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the operating results that may be expected for the entire fiscal year.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2009 contained in the Company’s 2009 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Certain reclassifications have been made to fiscal 2009 amounts to conform to the fiscal 2010 presentation.

The Company has evaluated all subsequent events through February 12, 2010, which represents the filing date of this document, to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of December 31, 2009, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.	PREFERRED STOCK

In January 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrants.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings.  Such accretion does not reduce net income, but reduces income available for common shares.

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

	Three Months Ended
	December 31,
	2009	2008
Net income	$1,250,435	$565,857
Less:
Preferred dividends declared	(406,725)	-
Accretion of discount on preferred stock	(107,681)	-
Income available for common shares	$736,029	$565,857

Weighted average common shares outstanding - basic	10,274,066	10,114,506
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	98,263	101,863
Equivalent shares - employee stock options and awards	19,586	58,257
Equivalent shares - common stock warrant	91,965	-
Weighted average common shares outstanding - diluted	10,483,880	10,274,626

Earnings per common share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

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

The following options and warrants to purchase common shares during the three-month period ended December 31, 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares and were considered anti-dilutive.  The options expire in various periods from 2013 through 2019, respectively, and the warrant expires in 2019.

	Three Months Ended
	December 31,
	2009	2008
Number of option shares excluded	671,195	654,771
Equivalent anti-dilutive shares	1,216,365	1,260,975
Number of warrant shares excluded	-	-
Equivalent anti-dilutive shares	-	-

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  Except as described below, all stock option awards issued during the three months ended December 31, 2009 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and all stock option and stock grant awards vest over a period of two to five years.  In October 2009, stock grants for 11,016 shares of the Company’s common stock were awarded to directors with terms providing for vesting of 5,508 shares immediately and 5,508 shares in twelve months.  The exercise period for stock options generally may not exceed 10 years from the date of grant.  Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).

A summary of the Company’s stock option program as of December 31, 2009 and changes during the three-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2009	930,306	$9.82
Granted	15,000	7.25
Exercised	-	-
Forfeited	(800)	13.61
Outstanding at December 31, 2009	944,506	$9.78	$435,681	6.2
Exercisable at December 31, 2009	552,002	$9.32	$409,666	4.6

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2009 was $1.79 per share.  As of December 31, 2009, the total unrecognized compensation expense related to non-vested stock options and awards was $1.2 million and the related weighted average period over which it is expected to be recognized is 2.5 years.

The fair value of stock options granted during the three-month period ended December 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Three Months Ended
	December 31,
	2009	2008
Risk free interest rate	2.44%	4.30%
Expected volatility	38.59%	35.53%
Expected life in years	5.6	5.4
Dividend yield	4.37%	4.27%
Expected forfeiture rate	3.37%	3.37%

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

At December 31, 2009, there were 285,400 shares in the plan with an aggregate value of $3.4 million, which were included in treasury stock in the Company’s consolidated financial statements, including 90,309 shares that were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.	INCOME TAXES

At December 31, 2009, the Company had $167,000 of unrecognized tax benefits, $134,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2009, the Company had approximately $33,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2006 through 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.	DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities available for sale at December 31, 2009 and September 30, 2009 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009:
Available for Sale:
Equity securities	$589,000	$-	$-	$589,000
Debt securities	4,999,801	-	(2,038)	4,997,763
Total	$5,588,801	$-	$(2,038)	$5,586,763
Weighted average rate at end of period	0.10%

September 30, 2009:
Available for Sale:
Equity securities	$589,000	$-	$-	$589,000
Debt securities	1,999,590	-	(2,194)	1,997,396
Total	$2,588,590	$-	$(2,194)	$2,586,396

Weighted average rate on debt securities at end of period	0.16%

The summary below displays the length of time the securities available for sale were in a continuous unrealized loss position as of December 31, 2009 and September 30, 2009.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$4,997,763	$2,038	$-	$-	$4,997,763	$2,038

Percent of total	100.0%	100.0%	$-	$-	100.0%	100.0%

	Length of Time in Continuous Unrealized Loss Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$1,997,396	$2,194	$-	$-	$1,997,396	$2,194

Percent of total	100.0%	100.0%	$-	$-	100.0%	100.0%

7.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$121	$1	$(2)	$120
Ginnie Mae	213,082	25,044	-	238,126
Fannie Mae	11,351,440	262,567	(5,969)	11,608,038
Total mortgage-backed securities	11,564,643	287,612	(5,971)	11,846,284
Collateralized mortgage obligations:
Freddie Mac	18,514	-	(1)	18,513
Total held to maturity	$11,583,157	$287,612	$(5,972)	$11,864,797

Weighted average rate at end of period	4.31%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$490,393	$32,344	$-	$522,737
Fannie Mae	1,100,400	9,915	-	1,110,315
Total mortgage-backed securities	1,590,793	42,259	-	1,633,052
Collateralized mortgage obligations:
Freddie Mac	1,451,848	40,349	-	1,492,197
Ginnie Mae	7,021,442	102,661	-	7,124,103
Fannie Mae	5,154,060	49,790	-	5,203,850
Total collateralized mortgage obligations	13,627,350	192,800	-	13,820,150
Total available for sale	$15,218,143	$235,059	$-	$15,453,202

Weighted average rate at end of period	4.14%

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity:
Mortgage-backed securities:
Freddie Mac	$231	$6	$-	$237
Ginnie Mae	219,247	24,025	-	243,272
Fannie Mae	11,839,470	276,050	(2,856)	12,112,664
Total	12,058,948	300,081	(2,856)	12,356,173

Collateralized mortgage obligations:
Freddie Mac	18,846	-	(53)	18,793
Total	18,846	-	(53)	18,793

Total held to maturity	$12,077,794	$300,081	$(2,909)	$12,374,966

Weighted average rate at end of year	4.39%

Available For Sale:
Mortgage-backed securities:
Ginnie Mae	$514,944	$28,716	$-	$543,660
Fannie Mae	1,292,870	9,659	-	1,302,529
Total	1,807,814	38,375	-	1,846,189

Collateralized mortgage obligations:
Freddie Mac	1,503,822	52,233	-	1,556,055
Ginnie Mae	7,303,502	158,052	-	7,461,554
Fannie Mae	5,158,890	64,460	-	5,223,350

Total	13,966,214	274,745	-	14,240,959

Total available for sale	$15,774,028	$313,120	$-	$16,087,148

Weighted average rate at end of year	4.14%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of December 31, 2009 and September 30, 2009.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at December 31, 2009
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$1,241,767	$5,972	$-	$-	$1,241,767	$5,972

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

	Length of Time in Continuous Unrealized Loss Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$1,580,173	$2,856	$-	$-	$1,580,173	$2,856
Collateralized mortgage obligations	18,846	53	-	-	18,846	53
Total held to maturity	$1,599,019	$2,909	$-	$-	$1,599,019	$2,909

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

8.	LOANS RECEIVABLE

Loans receivable at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31,	September 30,
	2009	2009
Real estate mortgage:
Residential first mortgage	$253,242,928	$248,798,923
Residential second mortgage	69,786,987	72,083,535
Home equity lines of credit	222,172,814	227,141,590
Multi-family residential	43,262,461	44,462,990
Commercial real estate	264,643,237	231,270,107
Land acquisition and development	81,137,209	80,258,931
Real estate construction and development:
Residential	14,040,369	19,664,258
Multi-family	5,920,504	6,864,072
Commercial	30,206,118	59,429,776
Commercial and industrial	157,240,347	154,972,793
Consumer and installment	3,911,927	4,170,863
	1,145,564,901	1,149,117,838
Add (less):
Deferred loan costs	4,207,812	4,369,122
Loans in process	(475,305)	(812,946)
Allowance for loan losses	(22,922,608)	(20,579,170)
Total	$1,126,374,800	$1,132,094,844
Weighted average interest rate at end of period	5.39%	5.33%
Specific loan loss allowance on impaired loans determined in accordance with SFAS 114	$8,451,210	$6,822,942
Balance of impaired loans with specific allowance	23,779,649	19,753,191
Balance of impaired loans with no specific allowance	39,347,148	39,198,182
Ratio of allowance to total outstanding loans	2.00%	1.79%

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of period	$20,579,170	$12,761,532
Provision charged to expense	6,074,000	4,691,578
Charge-offs	(3,754,083)	(1,823,653)
Recoveries	23,521	34,501
Net charge-offs	(3,730,562)	(1,789,152)
Balance, end of period	$22,922,608	$15,663,958

Included in non-performing assets at December 31, 2009 and September 30, 2009 were $45.0 million and $35.0 million, respectively, of loans that were modified in troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  A loan classified as a troubled debt restructuring will retain such classification until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance.  At December 31, 2009, $30.9 million, or 68.6%, of these borrowers were performing as agreed under the modified terms of the loans compared with $22.6 million, or 64.7%, at September 30, 2009.

9.	DEPOSITS

Deposits at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31, 2009		September 30, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$98,533,688	-	$103,398,563	-
Interest-bearing checking	323,354,000	1.24%	263,019,571	1.25%
Passbook savings accounts	28,541,937	0.26%	28,874,588	0.24%
Money market	240,298,105	0.65%	253,995,786	0.76%
Total transaction accounts	690,727,730	0.82%	649,288,508	0.81%

Certificates of deposit:
Retail	346,688,515	2.55%	348,622,361	2.63%
CDARS	79,686,018	1.18%	110,240,370	1.54%
Brokered	38,478,000	2.86%	83,478,000	2.67%
Total certificates of deposit	464,852,533	2.34%	542,340,731	2.42%

Total deposits	$1,155,580,263	1.43%	$1,191,629,239	1.54%

10.	FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of Accounting Standards Codification TM (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

A three-level hierarchy for valuation techniques is used to measure financial assets and financial liabilities at fair value.  This hierarchy is based on whether the valuation inputs are observable or unobservable. Financial instrument valuations are considered Level 1 when they are based on quoted prices in active markets for identical assets or liabilities.  Level 2 financial instrument valuations use quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.  Financial instrument valuations are considered Level 3 when they are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable, and when determination of the fair value requires significant management judgment or estimation.  ASC Topic 820 also provides guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances when a transaction may not be considered orderly.

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

Equity Securities Available for Sale.  The fair values of equity securities available for sale are generally based on quoted market prices or market prices for similar assets.  However, non-public investments are initially valued at transaction price and subsequently adjusted when evidence is available to support such adjustments.

Mortgage-Backed Securities Held to Maturity.  The fair values of mortgage-backed securities held to maturity are generally based on quoted market prices or market prices for similar assets.

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

Loans Held for Sale.  The fair values of loans held for sale are generally based on commitment sales prices obtained from the Company’s investors.

Impaired Loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations).

Real Estate Acquired in Settlement of Loans consists of loan collateral which has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Fair values are generally obtained through external appraisals and assessment of property values by the Company’s internal staff.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

Intangible Assets and Goodwill are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2009, the Company reviewed goodwill for impairment as of December 31, 2009 in addition to its annual review at September 30, 2009.  No impairment losses were recognized during fiscal year 2009 or the three months ended December 31, 2009.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2009 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities available for sale	$589	$-	$589	$-
Debt securities available for sale	4,998	-	4,998	-
Mortgage-backed securities available for sale	15,453	-	15,453	-
Interest-rate swap	925	-	925	-
Total assets	$21,965	$-	$21,965	$-
Liabilities:
Interest-rate swap	$925	$-	$925	$-
Total liabilities	$925	$-	$925	$-

Assets that were recorded at fair value on a non-recurring basis at December 31, 2009 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2009				the Quarter Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2009
	(In thousands)
Assets:
Loans held for sale	$2,798	$-	$2,798	$-	$-
Impaired loans	63,127	-	20,278	42,849	1,646
Real estate acquired in settlement of loans	15,718	-	-	15,718	2,614
Core deposit intangible	217	-	-	217	-
Goodwill	3,939	-	-	3,939	-
Total assets	$85,799	$-	$23,076	$62,723	$4,260

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31, 2009		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$18,728	$18,728	$37,451	$37,451
Debt securities - AFS	4,998	4,998	1,997	1,997
Equity securities - AFS	589	589	589	589
Capital stock of FHLB	7,454	7,454	11,650	11,650
Mortgage-backed securities - HTM	11,583	11,865	12,078	12,375
Mortgage-backed securities - AFS	15,453	15,453	16,087	16,087
Loans receivable held for sale	151,195	154,253	109,130	111,247
Loans receivable	1,126,375	1,150,967	1,132,095	1,158,721
Accrued interest receivable	4,619	4,619	4,907	4,907
Interest-rate swap assets	925	925	1,170	1,170

LIABILITIES:
Deposit transaction accounts	690,728	690,728	649,289	649,289
Certificate of deposits	464,853	471,528	542,341	550,175
Advances from the FHLB	123,800	125,013	61,000	62,759
Borrowings from the Federal Reserve Bank	4,700	4,700	-	-
Subordinated debentures	19,589	19,583	19,589	19,591
Accrued interest payable	722	722	1,035	1,035
Interest-rate swap liabilities	925	925	1,170	1,170

	December 31, 2009		September 30, 2009
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
		(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate
first and second mortgage loans	$81,941	$-	$105,157	$-
Commitments to originate commercial mortgage loans	23,989	-	41,027	-
Commitments to originate non-mortgage loans	1,796	-	1,600	-
Unused lines of credit	231,747	-	258,249	-

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at December 31, 2009 and September 30, 2009.

Cash and Cash Equivalents - The carrying amount approximates fair value.

Equity securities - Estimated fair values are based on stock market prices for publicly quoted stocks.

Capital Stock of the Federal Home Loan Bank - The carrying amount represents redemption value, which approximates fair value.

Loans Receivable - The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current interest rates applicable to each category of such financial instruments. No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

Accrued Interest Receivable - The carrying value approximates fair value.

Interest-Rate Swap Assets - The fair value is based on quoted market prices by an independent valuation service.

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

Borrowings from the Federal Reserve Bank - The carrying value approximates fair value since the balance at December 31, 2009 matured in four days.

Note Payable - The carrying value approximates fair value since it is a variable rate obligation.

Subordinated Debentures - The estimated fair values of subordinated debentures are determined by discounting the estimated future cash flows using rates currently available on debentures having similar characteristics.

Accrued Interest Payable - The carrying value approximates fair value.

Interest-Rate Swap Liabilities - The fair value is based on quoted market prices by an independent valuation service.

Off-Balance-Sheet Items - The estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements and the difference between current levels of interest rates and the committed rates. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates; however, no premium or discount is offered thereon, and accordingly, the Company has not assigned a value to such instruments for purposes of this disclosure.

12.	INTEREST-RATE SWAPS

The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings.

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	December 31,	September 30,
	2009	2009

Fair value recorded in other assets	$925,000	$1,170,000
Fair value recorded in other liabilities	925,000	1,170,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three-month period ended December 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	December 31,
	2009	2008
	(in thousands)
Gross (gains) losses on derivative financial assets	$245,000	$(1,466,000)
Gross (gains) losses on derivative financial liabilities	(245,000)	1,466,000
Net loss (gain)	$-	$-

13.	GOODWILL

Goodwill totaled $3.9 million at December 31, 2009 and September 30, 2009, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2009, the Company reviewed goodwill for impairment as of December 31, 2009 in addition to its annual review at September 30, 2009.  No impairment losses were recognized during fiscal year 2009 or the three months ended December 31, 2009.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2009, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its eighty-eighth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.4 billion in assets at December 31, 2009.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and five loan production offices in the St. Louis and Kansas City metropolitan areas.

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

RESULTS OF COMMUNITY BANKING STRATEGY

The Company experienced a 121% increase in net income during the three months ended December 31, 2009 compared with the same 2008 period, largely as the result of an increase in mortgage revenues and net interest income, partially offset by an increase in the provision for loan losses and non-interest expense.  The Company’s community banking strategy emphasizes high-quality, responsive, and personalized customer service.  The Company has been successful in distinguishing itself from the larger regional banks operating in its market areas by offering quicker decision making in the delivery of banking products and services, offering customized products where needed, and providing customers access to senior decision makers.  Crucial to this strategy is growth in the Company’s three primary business lines:  commercial banking services, retail mortgage lending and retail banking services.

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses and the Company’s operations in the St. Louis market continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Commercial loan originations totaled $96.6 million during the three months ended December 31, 2009 compared with $143.4 million during the same period last year.  Although origination activity slowed during the December 2009 quarter compared with the prior-year quarter as the result of the distressed local and national economic climate, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  During the December 2009 quarter, the Company’s commercial loan portfolio increased $5.2 million to $577.3 million at December 31, 2009.  Commercial real estate loans increased $33.4 million while commercial and multi-family construction and development loans decreased $30.2 million, primarily as the result of the conversion of certain maturing construction loans to permanent financing.  Commercial and industrial loans increased $2.3 million, as the Company continued to emphasize this type of lending.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking account balances increased $20.2 million to $325.5 million at December 31, 2009 compared with $305.2 million at September 30, 2009.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas.  The Company is a leading mortgage originator in these two markets, as it has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered.

Residential mortgage loans originated for sale to investors totaled $455.8 million during the three months ended December 31, 2009 compared with $248.3 million during the December 2008 quarter.  The increased origination activity was primarily due to the historically-low interest rate environment that existed during most of 2009.  Residential loans sold to investors for the three months ended December 31, 2009 totaled $413.7 million, which generated mortgage revenues totaling $2.7 million, compared with $240.9 million of loans sold and $1.5 million in revenues for the three months ended December 31, 2008.  Loans originated for sale during the quarter exceeded loans sold, resulting in a $42.1 million, or 39%, increase in loans held for sale to $151.2 million at December 31, 2009 from $109.1 million at September 30, 2009.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives, resulting in an increase of $41.4 million, or 6%, to $690.7 million at December 31, 2009 from $649.3 million at September 30, 2009.  Checking accounts, which represent the cornerstone product in a customer relationship, increased $55.5 million to $421.9 million at December 31, 2009 from $366.4 million at September 30, 2009 primarily as the result of growth in deposits from public entities and retail customers, and movement of money market accounts and maturing CDARs time deposits into checking accounts.  Also enhancing its ability to attract core deposits, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts decreased $13.7 million to $240.3 million at December 31, 2009 from $254.0 million at September 30, 2009. Money market and interest-bearing checking accounts carry adjustable interest rates that make them an ideal funding source for the Company’s prime-adjusting commercial and home equity loans.  Primarily as the result of declining market interest rates, the weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 1.24% and 0.65%, respectively, at December 31, 2009 compared with 1.25% and 0.76% at September 30, 2009.

Certificates of deposit decreased $77.5 million to $464.9 million at December 31, 2009 from $542.3 million at September 30, 2009, primarily as the result of a $45.0 million decrease in brokered time deposits to $38.5 million, and a $30.6 million decrease in CDARS time deposits to $79.7 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Total deposits decreased $36.0 million, or 3.03%, to $1.16 billion at December 31, 2009 from $1.19 billion at September 30, 2009.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $932,000 for the three months ended December 31, 2009 compared with $967,000 for December 31, 2008.  While the Bank’s checking accounts grew significantly during the three months ended December 31, 2009, the volume of overdrawn checking accounts did not increase proportionately, primarily as the result of tightened consumer spending in the current difficult economic environment.

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

	Three Months Ended
	December 31, 2009			December 31, 2008
	Average	Interest and	Yield/	Average	Interest and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$303,648	$4,772	6.29%	$344,040	$5,756	6.69%
Commercial	617,011	7,791	5.05%	547,288	7,175	5.24%
Home equity lines of credit	224,570	2,253	4.01%	226,781	2,701	4.76%
Consumer	3,578	43	4.77%	3,729	53	5.71%
Total loans receivable	1,148,807	14,859	5.17%	1,121,838	15,685	5.59%
Loans held for sale	134,745	1,620	4.81%	50,739	666	5.25%
Securities and other	64,192	362	2.26%	60,361	484	3.21%
Total interest-earning assets	1,347,744	16,841	5.00%	1,232,938	16,835	5.46%
Non-interest-earning assets	65,944			80,320
Total assets	$1,413,688			$1,313,258

Interest-bearing liabilities:
Interest-bearing checking	$291,480	920	1.26%	$188,156	1,058	2.25%
Passbook savings	28,724	18	0.25%	25,810	13	0.20%
Money market	252,419	705	1.12%	140,106	567	1.62%
Certificates of deposit	488,691	2,984	2.44%	518,897	4,485	3.46%
Total interest-bearing deposits	1,061,314	4,627	1.74%	872,969	6,123	2.81%
FHLB advances	99,282	558	2.25%	200,156	1,171	2.34%
Federal Reserve borrowings	51	-	0.50%	27,207	80	1.17%
Note payable	-	-	-	7,640	102	5.29%
Subordinated debentures	19,589	127	2.60%	19,589	246	5.03%
Total interest-bearing liabilities	1,180,236	5,312	1.80%	1,127,561	7,722	2.74%
Non-interest bearing liabilities:
Non-interest bearing deposits	97,538			87,028
Other non-interest bearing liabilities	16,450			13,520
Total non-interest-bearing liabilities	113,988			100,548
Stockholders' equity	119,464			85,149

Total liabilities and stockholders' equity	$1,413,688			$1,313,258

Net interest income		$11,529			$9,113

Interest rate spread (2)			3.20%			2.72%

Net interest margin (3)			3.42%			2.96%

Ratio of average interest-earning assets to
average interest-bearing liabilities	114.19%			109.35%

(1)	Includes non-accrual loans with an average balance of $22.5 million and $11.1 million for the three months ended December 31, 2009 and 2008, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended
	December 31, 2009 vs 2008
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(652)	$(332)	$(984)
Commercial	2,099	(1,483)	616
Home equity lines of credit	(26)	(422)	(448)
Consumer	(2)	(8)	(10)
Total loans receivable	1,419	(2,245)	(826)
Loans held for sale	1,333	(379)	954
Securities and other	57	(179)	(122)
Net change in income on interest earning assets	2,809	(2,803)	6

Interest-bearing liabilities:
Interest-bearing checking	1,992	(2,130)	(138)
Passbook savings	2	3	5
Money market	1,112	(974)	138
Certificates of deposit	(247)	(1,254)	(1,501)
Total interest-bearing deposits	2,859	(4,355)	(1,496)
FHLB advances	(570)	(43)	(613)
Federal Reserve borrowings	(51)	(29)	(80)
Note payable	(51)	(51)	(102)
Subordinated debentures	-	(119)	(119)
Net change in expense on interest bearing liabilities	2,187	(4,597)	(2,410)

Change in net interest income	$622	$1,794	$2,416

RESULTS OF OPERATIONS

Net income for the quarter ended December 31, 2009 was $1.3 million compared with net income of $566,000 during the same quarter last year. Net income available to common shares for the quarter ended December 31, 2009 was $736,000, or $0.07 per diluted common share on 10.5 million average diluted shares outstanding, compared with $566,000, or $0.06 per diluted common share on 10.3 million average diluted shares outstanding, during the same quarter last year. Results for the three months ended December 31, 2009 were negatively impacted by a $6.1 million provision for loan losses compared with $4.7 million for same period in 2008.  Also reducing income available to common shares for the three months ended December 31, 2009 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $514,000, or $0.05 per diluted common share.

Net interest income rose 26.5%, or $2.4 million, to $11.5 million for the quarter ended December 31, 2009 compared with $9.1 million for the same period last year. The increase was fueled by growth in the average balances of loans receivable and loans held for sale combined with lower costs on deposits and wholesale funding sources.

The net interest margin was 3.42% during the quarter ended December 31, 2009 compared with 2.96% for the quarter ended December 31, 2008.  The net interest margin benefited from a market-driven decline in the cost of deposits and wholesale borrowings, an increase in core deposits, a decrease in brokered deposits and an increase in the average balance of loans held for sale, which was funded with low-cost, short-term borrowings.

Total interest and dividend income was $16.8 million for each of the quarters ended December 31, 2009 and 2008.  The average balance of loans receivable increased to $1.15 billion during the three months ended December 31, 2009, compared with $1.12 billion during the same 2008 period primarily as the result of growth in the average balance of commercial loans.  The average yield on loans receivable decreased to 5.17% during the three months ended December 31, 2009 compared with 5.59% during the same 2008 period as the result of declining market interest rates.

The average balance of loans held for sale increased to $134.7 million during the three months ended December 31, 2009 compared with $50.7 million during the same 2008 period as the result of increased origination activity.  The average yield on loans held for sale decreased to 4.81% during the three months ended December 31, 2009 compared with 5.25% during the same 2008 period as the result of declining market interest rates.  See Results of Community Banking Strategy – Retail Mortgage Lending.

Total interest expense decreased $2.4 million, or 31.2%, to $5.3 million for the quarter ended December 31, 2009 compared with $7.7 million for the quarter ended December 31, 2008.  The lower expense was the result of a decrease in the average cost of funds partially offset by an increase in the average balance of interest-bearing liabilities.  The average cost of funds decreased from 2.74% for the quarter ended December 31, 2008 to 1.80% for the quarter ended December 31, 2009 while the average balance of interest-bearing liabilities increased from $1.13 billion to $1.18 billion during the same periods, respectively.  The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of deposits partially offset by decreases in the average balances of borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”) and advances from the Federal Home Loan Bank of Des Moines (“FHLB”).  The decreased average cost was the result of lower market interest rates during the period, growth in core deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $1.5 million, or 24.4%, to $4.6 million during the quarter ended December 31, 2009 compared with $6.1 million for the quarter ended December 31, 2008, primarily as the result of a decrease in the average cost partially offset by an increase in the average balance.  The average balance of interest-bearing deposits increased to $1.06 billion for the quarter ended December 31, 2009 from $873.0 million for the quarter ended December 31, 2008 while the average cost decreased from 2.81% to 1.74% during the same periods, respectively.  Growth in average total deposits during the fiscal 2010 period was the result of growth in core deposits.  The growth in core deposits combined with lower market interest rates resulted in lower average costs during the fiscal 2010 period.  See Results of Community Banking Strategy – Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $613,000, or 52.4%, to $557,000 during the quarter ended December 31, 2009 compared with $1.2 million for the quarter ended December 31, 2008 primarily as the result of a decrease in the average balance.  The average balance decreased to $99.3 million for the quarter ended December 31, 2009 from $200.2 million for the quarter ended December 31, 2008 and the average cost decreased from 2.34% to 2.25% during the same periods, respectively.  The decreased average balance resulted from the repayment of such borrowings with proceeds from the growth in deposits.  The decrease in the average cost was the result of lower market interest rates during the 2009 period.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2009 was $6.1 million compared with $4.7 million for the same period a year ago.  The increase in the provision was due to increases in the levels of net charge-offs and non-performing loans, reflecting the impact of the adverse economic climate on the Company’s borrowers.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 31.4% to $4.4 million for the quarter ended December 31, 2009 compared with $3.4 million for the same period last year.  The increase was primarily the result of strong growth in mortgage revenues.  See Results of Community Banking Strategy – Retail Mortgage Lending.

Gain on sales of securities totaled $244,000 for the three months ended December 31, 2008 on sales of $51.1 million of debt securities classified as available for sale.  There were no such sales during the three months ended December 31, 2009.   Debt securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Investment brokerage revenues totaled $424,000 for the three months ended December 31, 2009 compared with $261,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to bank, municipal and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in trading volumes and market interest rates.  The Company saw an increase in sales volumes during the December 2009 quarter as many of its customers shifted funds from loan originations to lower-risk bonds because of the current economic environment.

Non-Interest Expense

Total non-interest expense increased $1.2 million to $8.2 million for the quarter ended December 31, 2009 compared with $6.9 million for the same period a year ago. The increase was primarily due to increases in salaries and employee benefits expense, occupancy, equipment and data processing expense, professional services expense and FDIC deposit insurance premium expense, partially offset by a decrease in advertising expense.

Salaries and employee benefits expense increased $555,000 to $3.9 million for the quarter ended December 31, 2009 compared with $3.3 million for the quarter ended December 31, 2008.  The increase was primarily the result of additional expense for temporary employees and the payment of incentives related to the increased mortgage lending volumes, which did not qualify as capitalized loan origination expenses, and the addition of other key personnel to support the Company’s expanded operations.

Occupancy, equipment and data processing expense increased $125,000 to $2.0 million for the three months ended December 31, 2009 compared with $1.9 million for the three months period December 31, 2008.  The increase was largely related to an increase in expense related to the enhancement of certain capabilities of the Bank’s data processing systems and increased data processing and other expenses related to the increased level of loan activity.

Advertising expense decreased $139,000 to $147,000 for the three months ended December 31, 2009 compared with $286,000 for the three months ended December 31, 2008.  The decrease was generally due to a reduction in the overall level of advertising during the 2009 period and a more focused effort to control such expenses.

Professional fees increased $256,000 to $517,000 for the quarter ended December 31, 2009 compared with $261,000 for the quarter ended December 31, 2008.  The increase was primarily due to increased expenses related to regulatory compliance and increased loan collection activity resulting from the depressed economic environment.

FDIC deposit insurance premium expense increased $293,000 to $492,000 for the three months ended December 31, 2009 compared with $199,000 for the same period in 2008.  The increase was the result of higher average deposit balances and an industry-wide increase in FDIC deposit insurance premiums during 2009.

Real estate foreclosure losses and expense, net includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties that occur subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Real estate foreclosure losses and expense, net increased $95,000 to $436,000 for the quarter ended December 31, 2009 compared with $342,000 for the same period last year.  The fluctuations were generally due to the overall increase in foreclosure activity.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes was $466,000 for the three months ended December 31, 2009 compared with $297,000 for the three months ended December 31, 2008.  The effective tax rate for the three months ended December 31, 2009 was 27.2% compared with 34.4% for the same 2008 period.  The lower effective tax rate in the 2009 period was primarily the result of a higher level of federal tax exempt interest on loans.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31,	September 30,
	2009	2009
Non-accrual loans:
Residential real estate:
First mortgage	$6,715,585	$7,093,095
Second mortgage	1,171,605	629,183
Home equity	3,608,166	3,086,013
Commercial and multi-family real estate	1,885,970	2,594,526
Land acquisition and development	1,315,004	2,193,457
Real estate construction and development	1,760,288	7,454,604
Commercial and industrial	1,502,896	702,999
Consumer and other	148,902	219,849
Total non-accrual loans	18,108,416	23,973,726
Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	-	1,394
Second mortgage	-	27,531
Home equity	95,765	42,720
Land acquisition and development	-	315,589
Real estate construction and development	76,180	-
Consumer and other	21,424	-
Total accruing loans past due 90 days or more	193,369	387,234
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	21,884,237	17,785,408
Second mortgage	1,811,827	2,062,096
Home equity	2,199,455	1,694,670
Commercial and multi-family real estate	164,564	-
Land acquisition and development	107,041	107,041
Real estate construction and development	4,469,367	100,404
Commercial and industrial	157,900	787,485
Consumer and other	89,667	91,967
Total current troubled debt restructurings	30,884,058	22,629,071
Past due under restructured terms:
Residential real estate:
First mortgage	4,006,536	2,787,514
Second mortgage	1,274,969	745,704
Home equity	176,325	150,153
Commercial and multi-family real estate	7,499,951	7,830,991
Land acquisition and development	57,112	57,277
Real estate construction and development	100,404	-
Commercial and industrial	1,019,026	776,938
Total past due troubled debt restructurings	14,134,323	12,348,577
Total troubled debt restructurings	45,018,381	34,977,648
Total non-performing loans	63,320,166	59,338,608
Real estate acquired in settlement of loans:
Residential real estate	3,405,871	3,386,106
Commercial real estate	12,312,262	5,068,504
Total real estate acquired in settlement of loans	15,718,133	8,454,610
Other nonperforming assets	2,900	-
Total non-performing assets	$79,041,199	$67,793,218

Ratio of non-performing loans to total loans receivable	5.53%	5.16%
Ratio of non-performing assets to totals assets	5.51%	4.82%
Ratio of allowance for loan losses to non-performing loans	36.20%	34.68%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.83%	3.19%
Ratio of non-performing assets to totals assets	3.36%	3.21%
Ratio of allowance for loan losses to non-performing loans	70.48%	55.94%

Non-performing assets increased to $79.0 million at December 31, 2009 from $67.8 million at September 30, 2009. The increase was primarily the result of a $10.0 million increase in troubled debt restructurings and a $7.3 million increase in real estate acquired in settlement of loans, partially offset by a $5.9 million decrease in non-accrual loans.

Real estate acquired in settlement of loans increased to $15.7 million at December 31, 2009 compared with $8.5 million at September 30, 2009. During the December 2009 quarter, the Company foreclosed on a commercial loan secured by a retail strip shopping center in the St. Louis metropolitan area resulting in a $1.4 million charge-off and a $7.2 million increase in real estate acquired in settlement of loans. Real estate acquired in settlement of loans at December 31, 2009 and September 30, 2009 also included residential building lots under development and raw land in the St. Louis area with aggregate carrying values of $6.0 million and $5.9 million, respectively, that were acquired through the foreclosure on loans to two commercial customers during the quarter ended September 30, 2009. Real estate foreclosure losses and expense was $436,000 for the quarter ended December 31, 2009 compared with $342,000 for the quarter ended December 31, 2008. Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold. The higher expense was generally the result of increased foreclosure activity in the 2009 period.

The increase in troubled debt restructurings was primarily due to management’s continued efforts to proactively modify loan repayment terms with residential borrowers who are experiencing financial difficulties in the current economic climate with the belief that these actions will maximize the Company’s ultimate recoveries on these loans. The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans. Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms. During the quarter ended December 31, 2009, the Company restructured approximately $9.7 million of loans to residential borrowers and returned approximately $1.7 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring. At December 31, 2009, $31.4 million, or 69.6% of total restructured loans, related to residential borrowers compared with $25.2 million, or 72.1% of total restructured loans, at September 30, 2009. At December 31, 2009, 82.6% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 85.4% at September 30, 2009.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan classified as a troubled debt restructuring will retain such classification until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance. Interest income on restructured loans is accrued at the reduced rate once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance.

Also contributing to the increase in troubled debt restructurings and the decrease in non-accrual loans was the restructuring of a commercial relationship secured by a high-rise, residential condominium development in the St. Louis metropolitan area. The loan was restructured during the December 2009 quarter because of the borrower’s weakened financial condition. The terms of the restructuring primarily included an extension of the maturity date of the loan. The balance of the loan at September 30, 2009 was $5.4 million, which was included in non-accrual loans. At December 31, 2009, the balance of the loan was paid down to $4.5 million and was included in troubled debt restructurings on a non-accrual basis. Troubled debt restructurings also included a commercial loan restructured during December 2008 with a principal balance of $7.5 million and $7.8 million at December 31, 2009 and September 30, 2009, respectively. The loan, which was made to a St. Louis-based customer and collateralized by a strip shopping center in Naples, Florida, became past due under its restructured terms during the quarter ended September 30, 2009. At December 31, 2009, $13.6 million of troubled debt restructurings related to commercial borrowers compared with $9.7 million at September 30, 2009.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

The ratio of the allowance for loan losses to loans receivable increased to 2.00% at December 31, 2009 compared with 1.79% at September 30, 2009.  The ratio of the allowance for loan losses to non-performing loans was 36.20% at December 31, 2009 compared with 34.68% at September 30, 2009.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 70.48% at December 31, 2009 compared with 55.94% at September 30, 2009.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically increased troubled debt restructurings that were performing under their restructured terms.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2009 and 2008:
	2009	2008
Balance, beginning of year	$20,579,170	$12,761,532
Provision charged to expense	6,074,000	4,691,578
Charge-offs:
Residential real estate first mortgage	930,913	667,104
Residential real estate second mortgage	185,937	470,859
Home equity lines of credit	725,649	610,327
Land acquisition & development	326,590	-
Real estate construction & development	1,436,313	8,303
Commercial & industrial	73,222	23,577
Consumer and other	75,459	43,483
Total charge-offs	3,754,083	1,823,653
Recoveries:
Residential real estate first mortgage	986	1,281
Residential real estate second mortgage	1,092	323
Home equity lines of credit	3,506	12,662
Commercial and multi-family real estate	5,253	14,283
Commercial & industrial	10,571	-
Consumer and other	2,113	5,952
Total recoveries	23,521	34,501
Balance, end of year	$22,922,608	$15,663,958

The provision for loan losses for the three months ended December 31, 2009 was $6.1 million compared with $6.5 million for the September 2009 quarter and $4.7 million for the December 2008 quarter.  The increased provision over the prior-year quarter was due to increased charge-offs and the increase in the level of non-performing loans reflecting the impact of the adverse economic climate on the Company’s borrowers.

Net charge-offs for the three months ended December 31, 2009 totaled $3.7 million, or 1.30% of average loans on an annualized basis, compared with $1.8 million, or 0.64% of average loans on an annualized basis, for the same period last year.  Net charge-offs in the December 2009 quarter included $1.8 million of charge-offs on commercial loans (primarily related to the foreclosure on one commercial loan, which is discussed above), $1.1 million of charge-offs on first and second mortgage residential loans and $722,000 of charge-offs on home equity lines of credit.  Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2009 period.

The Company maintains the allowance for loan losses to absorb probable losses in the Company’s loan portfolio.   Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Management’s estimates are determined through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the composition and size of the portfolio combined with an analysis of past due and classified loans, and can also be affected by the following factors:  changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, and changes in the experience, ability, and depth of lending management staff.

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

When commercial loans are over 30 days delinquent or residential, consumer and home equity loans are over 90 days past due, they are evaluated individually for impairment.  Additionally, loans that demonstrate credit weaknesses that may impact the borrower’s ability to repay or the value of the collateral are also reviewed individually for impairment.  The Company considers a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan.  If a loan is determined to be impaired, the Company establishes an allowance for loan losses equal to the excess of the loan’s carrying value over the present value of estimated future cash flows or the fair value of collateral if the loan is collateral dependent.

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

FINANCIAL CONDITION

Cash and cash equivalents decreased to $18.7 million at December 31, 2009 from $37.5 million at September 30, 2009.  Federal funds sold and overnight interest-bearing deposit accounts decreased to $13.2 million at December 31, 2009 compared with $33.5 million at September 30, 2009, primarily as the result of a decrease in overnight Fed funds used to fund growth in loans held for sale.

Debt securities available for sale increased to $5.0 million at December 31, 2009 from $2.0 million at September 30, 2009.  Mortgage-backed securities available for sale decreased to $15.5 million at December 31, 2009 from $16.1 million at September 30, 2009, while mortgage-backed and related securities held to maturity decreased to $11.6 million at December 31, 2009 from $12.1 million at September 30, 2009.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $4.2 million to $7.5 million at December 31, 2009 from $11.6 million at September 30, 2009.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.  However, effective in December 2008, the FHLB informed its member banks that it was temporarily suspending redemptions of its stock when members reduced their outstanding borrowings.  The FHLB informed its members that it was resuming the redemptions of excess stock in December 2009.

Prepaid expenses, accounts receivable and other assets increased $5.3 million to $16.2 million at December 31, 2009 from $10.9 million at September 30, 2009 primarily as the result of the prepayment of FDIC deposit insurance premiums.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  The amount paid on December 30, which totaled $7.3 million, was recorded as a prepaid asset and will be charged to expense during the future periods to which it relates.

Advances from the Federal Home Loan Bank of Des Moines increased to $123.8 million at December 31, 2009 from $61.0 million at September 30, 2009 and borrowings from the Federal Reserve Bank increased to $4.7 million at December 31, 2009 from $0 at September 30, 2009.  The increases were used to fund growth in loans held for sale.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.6 million to $2.0 million at December 31, 2009 compared with $4.7 million at September 30, 2009 due to the payment by the Bank of borrowers’ real estate taxes prior to their due date on December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company requires funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At December 31, 2009, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $167.0 million, had a weighted-average interest rate of 2.02%, a weighted average maturity of approximately 15 months and represented 11.6% of total assets.  At September 30, 2009, these combined balances totaled $144.5 million, had a weighted-average interest rate of 2.97%, a weighted average maturity of approximately 20 months and represented 10% of total assets.  Use of these funds has given the Company an alternative source to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially loans held for sale that are awaiting final settlement (generally within 30 days) with Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the three months ended December 31, 2009 allowed the Company to reduce its use of such wholesale funding from a high during fiscal year 2009 of approximately 27% of total assets.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2009, the Bank had approximately $135.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $123.8 million in advances outstanding at that date.

The borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window and its Term Auction Facility.  At December 31, 2009, the Company had $4.7 million in such borrowings outstanding, which were used to fund loans held for sale.  In addition to the borrowings outstanding, the Bank had approximately $105.0 million in additional borrowing authority under this arrangement at December 31, 2009 and had approximately $184.1 million of commercial loans pledged as collateral under this agreement.

At December 31, 2009, the Bank had outstanding commitments to originate loans totaling $107.7 million and commitments to sell loans totaling $242.8 million.  Certificates of deposit totaling $311.6 million at December 31, 2009 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

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

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of loans held for sale.  During the three months ended December 31, 2009, the origination of loans held for sale used $455.8 million of cash and the sales of such loans provided cash totaling $416.2 million compared with originations and sales totaling $248.3 million and $242.2 million, respectively, during the three months ended December 31, 2008.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the three months ended December 31, 2009, the Company had a net increase in loans receivable of $9.4 million compared with an increase of $59.1 million for the three months ended December 31, 2008.  In addition, the Company purchased $8.0 million in debt securities during the three months ended December 31, 2009 compared with purchases of $54.7 million in debt securities and $1.8 million in mortgage-backed securities during the three months ended December 31, 2008.  Sources of cash from investing activities also included maturities of debt securities totaling $5.0 million during the three months ended December 31, 2009 compared with sales of debt securities of $51.1 million during the three months ended December 31, 2008.

The Company’s primary sources and uses of funds from financing activities during the three months ended December 31, 2009 included a $36.0 million decrease in deposits compared with a $86.6 million increase for the three months ended December 31, 2008, a $4.7 million increase in borrowings from the Federal Reserve Bank during the three months ended December 31, 2009 compared with a $103.0 million increase during the same period last year, and a $62.8 million increase in advances from the Federal Home Loan Bank during the three months ended December 31, 2009 compared with a $114.2 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2009:

	December 31, 2009
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$128,408	$64,300	$4,700	$-
Over three months through six months	91,688	30,500	-	-
Over six months through twelve months	91,472	-	-	-
Over twelve months	153,285	29,000	-	19,589
Total	$464,853	$123,800	$4,700	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2009 are as follows:

Less than one year	$595,848
Over 1 year through 3 years	1,162,737
Over 3 years through 5 years	1,176,047
Over 5 years	1,930,846
Total	$4,865,478

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2009 and September 30, 2009.

					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2009:
Tangible capital (to total assets)	$130,045	9.11%	$21,422	1.50%	N/A	N/A
Total risk-based capital (to risk-
weighted assets)	144,516	12.11%	95,486	8.00%	$119,358	10.00%
Tier I risk-based capital (to risk-
weighted assets)	130,045	10.90%	N/A	N/A	71,615	6.00%
Tier I leverage capital (to average
assets)	130,045	9.11%	57,125	4.00%	71,407	5.00%

As of September 30, 2009:
Tangible capital (to total assets)	$128,750	9.19%	$21,004	1.50%	N/A	N/A
Total risk-based capital (to risk-
weighted assets)	143,297	12.33%	92,943	8.00%	$116,179	10.00%
Tier I risk-based capital (to risk-
weighted assets)	128,750	11.08%	N/A	N/A	69,707	6.00%
Tier I leverage capital (to average
assets)	128,750	9.19%	56,010	4.00%	70,012	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2009 from those disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

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

For the three months ended December 31, 2009, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2009, the Company had issued $107.7 million of unexpired interest rate lock commitments to loan customers compared with $147.8 million of unexpired commitments at September 30, 2009.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2009.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2009 and September 30, 2009 were $925,000 and $1.2 million, respectively.

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

During the quarter ended December 31, 2009, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009, and concluded that the Company ’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which was subsequently incorporated into Accounting Standards Codification TM (“ASC”) Topic 805, Business Combinations, significantly changing how entities apply the acquisition method to business combinations. The most significant changes affecting how entities account for business combinations under ASC Topic 805 include: (a) the acquisition date is the date the acquirer obtains control; (b) all (and only) identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree are stated at fair value on the acquisition date; (c) assets or liabilities arising from non-contractual contingencies are measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; (d) adjustments subsequently made to the provisional amounts recorded on the acquisition date are made retroactively during a measurement period not to exceed one year; (e) acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was subsequently incorporated into ASC Topic 420, Exit or Disposal Cost Obligations, are expensed as incurred; (f) transaction costs are expensed as incurred; (g) reversals of deferred income tax valuation allowances and income tax contingencies are recognized in earnings subsequent to the measurement period; and (h) the allowance for loan losses of an acquiree is not permitted to be recognized by the acquirer. Additionally, ASC Topic 805 requires new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, non-controlling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. ASC Topic 805 is effective for all business combinations completed on or after January 1, 2009. For business combinations in which the acquisition date was before the effective date, the provisions of ASC Topic 805 apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The adoption of ASC Topic 805 did not have a material impact on the Company’s financial condition, results of operations or the disclosures that are presented in its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51, which was subsequently incorporated into ASC Topic 810, Consolidation. ASC Topic 810 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires entities to classify noncontrolling interests as a component of stockholders’ equity and requires subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, ASC Topic 810 requires entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. ASC Topic 810 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC Topic 810 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. The implementation of ASC Topic 810 did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently incorporated into ASC Topic 815, Derivatives and Hedging. ASC Topic 815 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC Topic 815 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure and by purpose or strategy (fair value hedge, cash flow hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of ASC Topic 815 did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 affirms that the definition of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC Topic 820 also amended existing accounting guidance to expand certain disclosure requirements. ASC Topic 820 is effective for interim and annual periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 820 during the quarter ended June 30, 2009 did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was subsequently incorporated into ASC Topic 320, Investments – Debt and Equity Securities. This ASC Topic (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The provisions of ASC Topic 320 are effective for interim and annual periods ending after June 15, 2009 and are applied prospectively. The adoption of the provisions of ASC Topic 320 did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which were subsequently incorporated into ASC Topic 825, Financial Instruments. This ASC Topic amends the existing guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information and to require those disclosures in summarized financial information at interim reporting periods. Under ASC Topic 825, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by ASC Topic 825. ASC Topic 825 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The adoption of the provisions of ASC Topic 825 did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was subsequently incorporated into ASC Topic 855, Subsequent Events. ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles (“GAAP) making management directly responsible for subsequent-events accounting and disclosure. ASC Topic 855 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of ASC Topic 855 did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. The adoption of the provisions of this Topic are not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R), Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, Consolidation, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The provisions of this Topic are effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. Management is currently evaluating the requirements of this Topic, which are not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, Generally Accepted Accounting Principles. The ASC establishes the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not have a material impact on the Company’s financial condition or results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Maximum Number
		(b)	Total Number of	(or Approximate
	(a)	Average	Shares (or Units)	Dollar Value) of
	Total Number	Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased (1)	(or Unit)	or Programs (2)	Plans or Programs (2)

October 1, 2009	1,196	$8.01	-	375,997
through October 31, 2009

November 1, 2009	726	6.99	-	375,271
through November 30, 2009

December 1, 2009	2,530	6.30	-	372,741
through December 31, 2009

Total	4,452	$6.87	-

(1)	Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.

(2)
In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended December 31, 2009.

Item 3.	Defaults Upon Senior Securities: Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders:

The Annual Meeting of the Stockholders of the Company was held on February 3, 2010.  The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	VOTES FOR	VOTES WITHHELD
Stanley J .Bradshaw	5,927,617	536,482

William M. Corrigan, Jr.	4,922,998	1,541,101

Gary W. Douglass	5,924,667	539,432

2.	The appointment of KPMG LLP as independent auditors of Pulaski Financial Corp. for the fiscal year ended September 30, 2010 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
8,939,356	121,693	15,363

3.	A non-binding resolution to approve the compensation of the Company’s named executive officers was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,007,368	1,911,568	157,526

Item 5.	Other Information: Not applicable

Item 6.	Exhibits:

3.1	Articles of Incorporation of Pulaski Financial Corp. (1)

3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp. (2)

3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Pulaski Financial Corp. (3)

3.4	Bylaws of Pulaski Financial Corp. (4)

4.1	Form of Certificate for Common Stock (5)

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.3	Warrant to Purchase 778,421 Shares of Common Stock of Pulaski Financial Corp. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Incorporated herein by reference into this document from the Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2009.

(4)	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2007.

(5)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date: February 12, 2010	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date: February 12, 2010	/s/ Paul J. Milano
Paul J. Milano
Chief Financial Officer