Form 10-Q
period 2010-03-31
PULASKI FINANCIAL CORP
filed 2010-06-22
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                        March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at June 21, 2010
Common Stock, par value $.01 per share	10,762,114 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)

	March 31,	September 30,
ASSETS	2010	2009
Cash and amounts due from depository institutions	$7,335,329	$3,911,448
Federal funds sold and overnight interest-bearing deposits	47,368,939	33,539,216
Total cash and cash equivalents	54,704,268	37,450,664
Equity securities available for sale, at fair value	589,000	589,000
Debt securities available for sale, at fair value	3,508,113	1,997,396
Mortgage-backed securities held to maturity, at amortized cost (fair value of $11,731,610 and $12,374,966 at March 31, 2010 and September 30, 2009, respectively)	11,366,099	12,077,794
Mortgage-backed securities available for sale, at fair value	13,389,101	16,087,148
Capital stock of Federal Home Loan Bank - at cost	4,331,600	11,649,800
Mortgage loans held for sale, at lower of cost or market	96,600,151	109,129,721
Loans receivable (net of allowance for loan losses of $26,493,763 and $20,579,170 at March 31, 2010 and September 30, 2009, respectively)	1,086,377,450	1,132,094,844
Real estate acquired in settlement of loans (net of allowance for losses of $1,029,400 and $274,076 at March 31, 2010 and September 30, 2009, respectively)	13,899,544	8,454,610
Premises and equipment, net	18,365,894	18,962,001
Goodwill	3,938,524	3,938,524
Core deposit intangible	192,442	243,100
Accrued interest receivable	4,667,667	4,906,919
Bank-owned life insurance	29,226,713	28,678,679
Deferred tax asset	11,628,824	9,296,234
Prepaid expenses, accounts receivable and other assets	15,907,374	10,869,438
Total assets	$1,368,692,764	$1,406,425,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,164,173,899	$1,191,629,239
Advances from Federal Home Loan Bank	59,500,000	61,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,213,307	4,655,867
Accrued interest payable	1,101,459	1,034,896
Other liabilities	10,098,421	11,555,500
Total liabilities	1,256,676,086	1,289,464,502
Stockholders' Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at March 31, 2010 and September 30, 2009, $1,000 per share liquidation value, net of discount	30,870,801	30,655,060
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at March 31, 2010 and September 30, 2009	130,687	130,687
Treasury stock-at cost; (2,795,494 and 2,963,817 shares at March 31, 2010 and September 30, 2009, respectively)	(17,777,926)	(18,544,173)
Additional paid-in capital from common stock	55,514,811	55,247,464
Accumulated other comprehensive income, net	97,915	192,773
Retained earnings	43,180,390	49,279,559
Total stockholders’ equity	112,016,678	116,961,370
Total liabilities and stockholders’ equity	$1,368,692,764	$1,406,425,872

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest and Dividend Income:
Loans receivable	$14,653,620	$14,552,939	$29,512,430	$30,238,170
Mortgage loans held for sale	1,093,852	1,757,531	2,713,860	2,423,222
Securities and other	306,847	346,558	668,917	830,348
Total interest and dividend income	16,054,319	16,657,028	32,895,207	33,491,740
Interest Expense:
Deposits	4,339,331	5,312,328	8,966,100	11,435,622
Advances from Federal Home Loan Bank	506,125	915,395	1,063,367	2,086,048
Borrowings from the Federal Reserve Bank	193	135,165	257	214,932
Subordinated debentures	123,021	200,190	250,512	446,613
Note payable	-	12,233	-	113,353
Total interest expense	4,968,670	6,575,311	10,280,236	14,296,568
Net interest income	11,085,649	10,081,717	22,614,971	19,195,172
Provision for loan losses	11,240,000	5,664,407	17,314,000	10,355,985
Net interest income (loss) after provision for loan losses	(154,351)	4,417,310	5,300,971	8,839,187
Non-Interest Income:
Mortgage revenues	1,676,561	4,313,013	4,378,047	5,862,643
Retail banking fees	869,997	935,598	1,802,158	1,902,632
Investment brokerage revenues	347,654	379,227	771,698	640,691
Gain on the sales of securities	-	-	-	243,386
Bank-owned life insurance	272,411	263,854	548,033	557,063
Other	217,045	48,620	327,366	115,258
Total non-interest income	3,383,668	5,940,312	7,827,302	9,321,673
Non-Interest Expense:
Salaries and employee benefits	3,653,845	3,593,274	7,550,423	6,935,276
Occupancy, equipment and data processing expense	2,014,696	2,053,152	4,019,609	3,933,441
Advertising	94,918	209,286	241,776	495,285
Professional services	548,407	370,947	1,065,856	632,417
FDIC deposit insurance premuim expense	493,752	410,593	985,611	609,812
Real estate foreclosure losses and expense, net	905,486	409,437	1,341,689	751,001
Other	709,770	776,020	1,398,310	1,406,002
Total non-interest expense	8,420,874	7,822,709	16,603,274	14,763,234
(Loss) income before income taxes	(5,191,557)	2,534,913	(3,475,001)	3,397,626
Income tax (benefit) expense	(869,669)	761,910	(403,548)	1,058,766
Net (loss) income	$(4,321,888)	$1,773,003	$(3,071,453)	$2,338,860
Other comprehensive (loss) income	(46,557)	58,944	(94,858)	171,140
Comprehensive (loss) income	$(4,368,445)	$1,831,947	$(3,166,311)	$2,510,000
(Loss) income available to common shares	$(4,836,673)	$1,535,393	$(4,100,644)	$2,101,250
Per Common Share Amounts:
Basic (loss) earnings per common share	$(0.47)	$0.15	$(0.40)	$0.21
Weighted average common shares outstanding - basic	10,364,565	10,153,221	10,318,818	10,133,651
Diluted (loss) earnings per common share	$(0.47)	$0.15	$(0.40)	$0.20
Weighted average common shares outstanding - diluted	10,364,565	10,283,324	10,318,818	10,324,389

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2009	$30,655,060	$130,687	$(18,544,173)	$55,247,464	$192,773	$49,279,559	$116,961,370
Comprehensive income:
Net loss	-	-	-	-	-	(3,071,453)	(3,071,453)
Change in unrealized loss on investment securities, net of tax	-	-	-	-	(94,858)	-	(94,858)
Comprehensive income	-	-	-	-	(94,858)	(3,071,453)	(3,166,311)
Common stock dividends ($0.095 per share)	-	-	-	-	-	(1,998,525)	(1,998,525)
Preferred stock dividends	-	-	-	-	-	(813,450)	(813,450)
Accretion of discount on preferred stock	215,741	-	-	-	-	(215,741)	-
Stock options excercised	-	-	297,504	(100,675)	-	-	196,829
Stock option and award expense	-	-	-	305,043	-	-	305,043
Commmon stock issued under dividend reinvestment plan (67,585 shares)	-	-	275,816	163,701	-	-	439,517
Restricted stock awards issued, net (48,400 shares)	-	-	197,520	(197,520)	-	-	-
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (5,705 shares)	-	-	(38,568)	-	-	-	(38,568)
Purchase of equity trust shares	-	-	(152,285)	-	-	-	(152,285)
Distribution of equity trust shares (15,406 shares)	-	-	186,260	(186,260)	-	-	-
Amortization of equity trust expense	-	-	-	311,373	-	-	311,373
Tax expense from release of equity shares	-	-	-	(31,037)	-	-	(31,037)
Excess tax benefit from stock-based compensation	-	-	-	2,722	-	-	2,722
Balance, March 31, 2010	$30,870,801	$130,687	$(17,777,926)	$55,514,811	$97,915	$43,180,390	$112,016,678

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS
ENDED MARCH 31, 2010 AND MARCH 31, 2009 (UNAUDITED)

	Six Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net (loss) income	$(3,071,453)	$2,338,860
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	927,318	927,688
Net deferred loan costs	1,077,169	1,388,296
Debt and equity securities premiums and discounts, net	55,653	79,593
Equity trust expense, net	311,373	296,913
Stock option and award expense	305,043	232,185
Provision for loan losses	17,314,000	10,355,985
Provision for losses on real estate acquired in settlement of loans	1,201,900	196,956
(Gains) losses on sales of real estate acquired in settlement of loans	(28,995)	239,229
Originations of mortgage loans held for sale	(781,817,430)	(899,539,005)
Proceeds from sales of mortgage loans held for sale	798,475,993	866,710,228
Gain on sales of mortgage loans held for sale	(4,128,993)	(5,406,228)
Loss on equity securities available for sale	-	155,500
Gain on sales of debt securities available for sale	-	(398,886)
Increase in cash value of bank-owned life insurance	(548,034)	(557,063)
(Increase) decrease in deferred tax asset	(2,332,590)	2,048,755
Excess tax benefit from stock-based compensation	(2,722)	(11,380)
Tax expense for release of equity trust shares	31,037	-
(Decrease) increase in accrued expenses	(634,611)	108,141
Decrease in current income taxes payable	(1,699,781)	(261,869)
Changes in other assets and liabilities	(3,774,328)	441,233
Net adjustments	24,732,002	(22,993,729)
Net cash provided by (used in) operating activities	21,660,549	(20,654,869)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of time deposits in other banks	-	99,000
Maturities of debt securities available for sale	12,000,000	1,000,000
Sales of debt securities available for sale	-	51,050,500
Principal payments on mortgage-backed securities	3,200,507	1,892,020
Redemption of Federal Home Loan Bank stock	9,858,100	4,571,500
Sales of real estate acquired in settlement of loans receivable	2,829,975	3,248,200
Purchases of:
Debt securities available for sale	(13,510,130)	(56,715,014)
Mortgage-backed securities available for sale	-	(7,003,443)
Federal Home Loan Bank stock	(2,539,900)	(5,325,200)
Premises and equipment	(331,211)	(623,255)
Net decrease (increase) in loans receivable	17,878,411	(99,958,911)
Net cash provided by (used in) investing activities	$29,385,752	$(107,764,603)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR SIX MONTHS
ENDED MARCH 31, 2010 AND MARCH 31, 2009, CONTINUED (UNAUDITED)

	Six Months Ended
	March 31,
	2010	2009
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(27,455,340)	$179,561,557
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(1,500,000)	(124,500,000)
Proceeds from Federal Reserve Bank borrowings, net	-	90,000,000
Proceeds from notes payable	-	(7,640,000)
Net decrease in due to other banks	-	(14,377,831)
Net decrease in advance payments by borrowers for taxes and insurance	(2,442,560)	(904,623)
Proceeds from cash received in dividend reinvestment plan	439,517	341,405
Proceeds from issuance of preferred stock and common stock warrants	-	32,501,768
Proceeds from stock options excercised	196,829	-
Purchase of equity trust shares	(152,285)	(68,200)
Excess tax benefit for stock based compensation	2,722	11,380
Tax expense for release of equity trust shares	(31,037)	-
Dividends paid on common stock	(1,998,525)	(1,951,442)
Dividends paid on preferred stock	(813,450)	(131,056)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(38,568)	(28,181)
Net cash (used in) provided by financing activities	(33,792,697)	152,814,777
Net increase in cash and cash equivalents	17,253,604	24,395,305
Cash and cash equivalents at beginning of period	37,450,664	29,077,862
Cash and cash equivalents at end of period	$54,704,268	$53,473,167

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$8,902,312	$11,696,714
Interest on advances from FHLB	1,063,367	2,110,196
Interest on other borrowings	258	227,754
Interest on subordinated debentures	270,118	457,860
Interest on note payable	-	114,323
Cash paid during the period for interest	10,236,055	14,606,847
Income taxes, net	3,599,000	(659,000)

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	9,447,814	4,165,257

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2010 and September 30, 2009 and its results of operations for the three- and six-month periods ended March 31, 2010 and 2009. The results of operations for the three- and six-month periods ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the entire fiscal year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2009 contained in the Company’s 2009 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

The Company has evaluated all subsequent events through the filing date of this document to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of March 31, 2010, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.	PREFERRED STOCK

In January 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury. The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant. As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock. The amount allocated to the warrant is considered a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings. Such accretion does not reduce net income, but reduces income available for common shares.

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

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter. The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends. The securities purchase agreement between the Company and the U.S. Treasury limits, for three years, the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend prior to participation in the program, which as was of $0.095 per share, unless an increase is approved by the Treasury, limits the Company’s ability to repurchase its common stock for three years, and subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (loss) income	$(4,321,888)	$1,773,003	$(3,071,453)	$2,338,860
Less:
Preferred dividends declared	(406,725)	(131,056)	(813,450)	(131,056)
Accretion of discount on preferred stock	(108,060)	(106,554)	(215,741)	(106,554)
(Loss) income available for common shares	$(4,836,673)	$1,535,393	$(4,100,644)	$2,101,250

Weighted average common shares outstanding - basic	10,364,565	10,153,221	10,318,818	10,133,651
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	-	87,987	-	95,001
Equivalent shares - employee stock options and awards	-	42,116	-	50,275
Equivalent shares - common stock warrant	-	-	-	45,462
Weighted average common shares outstanding - diluted	10,364,565	10,283,324	10,318,818	10,324,389

(Loss) earnings per common share:
Basic	$(0.47)	$0.15	$(0.40)	$0.21
Diluted	$(0.47)	$0.15	$(0.40)	$0.20

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

The following options and warrants to purchase common shares during the three- and six-month period ended March 31, 2010 and 2009 were not included in the respective computations of diluted earnings per share since they were considered anti-dilutive because there was either a net loss for the period or the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares. The options expire in various periods from 2013 through 2020, respectively, and the warrant expires in 2019.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Number of option shares excluded	952,214	747,245	1,001,667	696,873
Equivalent anti-dilutive shares	513,579	812,231	507,814	696,917
Number of warrant shares excluded	778,421	-	778,421	-
Equivalent anti-dilutive shares	35,544	-	65,910	-

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock. All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans. Except as described below, all stock option awards issued during the six months ended March 31, 2010 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and all stock option and stock grant awards vest over a period of two to five years. In October 2009, stock grants for 11,016 shares of the Company’s common stock were awarded to directors with terms providing for vesting of 5,508 shares immediately and 5,508 shares in twelve months. The exercise period for stock options generally may not exceed 10 years from the date of grant. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding funds related to the program. Under the Treasury’s guidelines, golden parachute payments are defined to include any payment due to a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans due to the departure or change in control. Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.

A summary of the Company’s stock option program as of March 31, 2010 and changes during the six-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2009	930,306	$9.82
Granted	15,000	7.25
Exercised	(72,900)	2.70
Forfeited	(12,475)	8.69
Outstanding at March 31, 2010	859,931	$10.39	$135,921	6.4
Exercisable at March 31, 2010	515,709	$10.33	$122,200	5.3

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2010 was $2.72 per share. As of March 31, 2010, the total unrecognized compensation expense related to non-vested stock options and awards was $1.0 million and the related weighted average period over which it is expected to be recognized is 2.3 years.

The fair value of stock options granted during the six-month periods ended March 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Six Months Ended
	March 31,
	2010	2009
Risk free interest rate	2.44%	4.30%
Expected volatility	38.59%	35.53%
Expected life in years	5.6	5.4
Dividend yield	4.37%	4.27%
Expected forfeiture rate	3.37%	3.37%

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

At March 31, 2010, there were 299,015 shares in the plan with an aggregate value of $3.5 million, which were included in treasury stock in the Company’s consolidated financial statements, including 82,920 shares that were not yet vested. Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.    INCOME TAXES

Deferred tax assets totaled $11.6 million and $9.3 million at March 31, 2010 and September 30, 2009, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses. Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at March 31, 2010 is more likely than not, and accordingly, no valuation allowance has been recorded. The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At March 31, 2010, the Company had $167,000 of unrecognized tax benefits, $134,000 of which would affect the effective tax rate if recognized. The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits. As of March 31, 2010, the Company had approximately $33,000 accrued for the payment of interest and penalties. The tax years ended September 30, 2006 through 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.    DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt and equity securities available for sale at March 31, 2010 and September 30, 2009 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010:
Available for Sale:
Equity securities	$589,000	$-	$-	$589,000
Debt securities	3,509,703	-	(1,590)	3,508,113
Total	$4,098,703	$-	$(1,590)	$4,097,113
Weighted average rate at end of period	0.25%

September 30, 2009:
Available for Sale:
Equity securities	$589,000	$-	$-	$589,000
Debt securities	1,999,590	-	(2,194)	1,997,396
Total	$2,588,590	$-	$(2,194)	$2,586,396

Weighted average rate at end of period	0.16%

The summary below displays the length of time the securities available for sale were in a continuous unrealized loss position as of March 31, 2010 and September 30, 2009. The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:

Debt obligations of government-sponsored entities	$3,508,113	$1,590	$-	$-	$3,508,113	$1,590

Percent of total	100.0%	100.0%	$-	$-	100.0%	100.0%

	Length of Time in Continuous Unrealized Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$1,997,396	$2,194	$-	$-	$1,997,396	$2,194

Percent of total	100.0%	100.0%	$-	$-	100.0%	100.0%

7.    MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$60	$-	$(3)	$57
Ginnie Mae	206,778	24,521	-	231,299
Fannie Mae	11,144,413	340,990	-	11,485,403
Total mortgage-backed securities	11,351,251	365,511	(3)	11,716,759
Collateralized mortgage obligations:
Freddie Mac	14,848	3	-	14,851
Total held to maturity	$11,366,099	$365,514	$(3)	$11,731,610

Weighted average rate at end of period	4.24%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$478,982	$38,440	$-	$517,422
Fannie Mae	967,813	6,664	-	974,477
Total mortgage-backed securities	1,446,795	45,104	-	1,491,899
Collateralized mortgage obligations:
Freddie Mac	1,228,828	30,071	-	1,258,899
Ginnie Mae	5,404,778	43,475	-	5,448,253
Fannie Mae	5,149,182	40,868	-	5,190,050
Total collateralized mortgage obligations	11,782,788	114,414	-	11,897,202
Total available for sale	$13,229,583	$159,518	$-	$13,389,101

Weighted average rate at end of period	4.14%

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity:
Mortgage-backed securities:
Freddie Mac	$231	$6	$-	$237
Ginnie Mae	219,247	24,025	-	243,272
Fannie Mae	11,839,470	276,050	(2,856)	12,112,664
Total	12,058,948	300,081	(2,856)	12,356,173

Collateralized mortgage obligations:
Freddie Mac	18,846	-	(53)	18,793
Total	18,846	-	(53)	18,793

Total held to maturity	$12,077,794	$300,081	$(2,909)	$12,374,966

Weighted average rate at end of period	4.39%

Available For Sale:
Mortgage-backed securities:
Ginnie Mae	$514,944	$28,716	$-	$543,660
Fannie Mae	1,292,870	9,659	-	1,302,529
Total	1,807,814	38,375	-	1,846,189

Collateralized mortgage obligations:
Freddie Mac	1,503,822	52,233	-	1,556,055
Ginnie Mae	7,303,502	158,052	-	7,461,554
Fannie Mae	5,158,890	64,460	-	5,223,350

Total	13,966,214	274,745	-	14,240,959

Total available for sale	$15,774,028	$313,120	$-	$16,087,148

Weighted average rate at end of period	4.14%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of March 31, 2010 and September 30, 2009. The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at March 31, 2010
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$23	$3	$-	$-	$23	$3

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

	Length of Time in Continuous Unrealized Loss Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$1,580,173	$2,856	$-	$-	$1,580,173	$2,856
Collateralized mortgage obligations	18,846	53	-	-	18,846	53
Total held to maturity	$1,599,019	$2,909	$-	$-	$1,599,019	$2,909

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

8.      LOANS RECEIVABLE

Loans receivable at March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31,	September 30,
	2010	2009
Real estate mortgage:
Residential first mortgage	$252,027,255	$248,798,923
Residential second mortgage	67,163,501	72,083,535
Home equity lines of credit	217,249,152	227,141,590
Multi-family residential	44,461,304	44,462,990
Commercial real estate	255,923,074	231,270,107
Land acquisition and development	82,361,057	80,258,931
Real estate construction and development:
Residential	12,543,255	19,664,258
Multi-family	5,238,127	6,864,072
Commercial	26,915,233	59,429,776
Commercial and industrial	141,743,010	154,972,793
Consumer and installment	4,073,085	4,170,863
	1,109,698,053	1,149,117,838
Add (less):
Deferred loan costs	4,088,391	4,369,122
Loans in process	(915,231)	(812,946)
Allowance for loan losses	(26,493,763)	(20,579,170)
Total	$1,086,377,450	$1,132,094,844

Weighted average interest rate at end of period	5.38%	5.33%

Specific loan loss allowance on impaired loans determined in accordance with SFAS 114	$5,487,753	$6,822,942
Balance of impaired loans with specific allowance	18,270,829	19,753,191
Balance of impaired loans with no specific allowance	44,678,148	39,198,182
Ratio of allowance to total outstanding loans	2.39%	1.79%

The following table summarizes the activity in the allowance for loan losses for the six months ended March 31, 2010 and 2009:

	2010	2009
Balance, beginning of period	$20,579,170	$12,761,532
Provision charged to expense	17,314,000	10,355,985
Charge-offs	(11,528,062)	(4,695,220)
Recoveries	128,655	45,238
Net charge-offs	(11,399,407)	(4,649,982)
Balance, end of period	$26,493,763	$18,467,535

Included in non-performing assets at March 31, 2010 and September 30, 2009 were $37.0 million and $35.0 million, respectively, of loans that were modified in troubled debt restructurings because of the borrowers’ financial difficulties. The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans. At March 31, 2010, $23.5 million, or 63.4%, of these loans were performing as agreed under the modified terms of the loans compared with $22.6 million, or 64.7%, at September 30, 2009. A loan modified in a troubled debt restructuring will remain on non-accrual and will be included in non-performing assets until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. Accordingly, excluded from non-performing assets at March 31, 2010 and December 31, 2009 were $6.2 million and $1.7 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.

9.	DEPOSITS

Deposits at March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$104,586,133	-	$103,398,563	-
Interest-bearing checking	341,587,396	1.20%	263,019,571	1.25%
Passbook savings accounts	29,577,323	0.17%	28,874,588	0.24%
Money market	246,154,986	0.55%	253,995,786	0.76%
Total transaction accounts	721,905,838	0.76%	649,288,508	0.81%

Certificates of deposit:
Retail	349,700,282	2.49%	348,622,361	2.63%
CDARS	84,129,779	0.81%	110,240,370	1.54%
Brokered	8,438,000	5.23%	83,478,000	2.67%
Total certificates of deposit	442,268,061	2.22%	542,340,731	2.42%

Total deposits	$1,164,173,899	1.32%	$1,191,629,239	1.54%

10.	FAIR VALUE MEASUREMENTS

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

The Company records securities available for sale and derivative financial instruments at their fair values on a recurring basis. Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as mortgage loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets. The following is a general description of the methods used to value such assets.

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

Interest Rate Swap Assets and Liabilities. The fair values are based on quoted market prices by an independent valuation service.

Mortgage Loans Held for Sale. The fair values of mortgage loans held for sale are generally based on commitment sales prices obtained from the Company’s investors.

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

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred. Because of the decline in the market value of the Company’s common stock during the six months ended March 31, 2010, the Company reviewed goodwill for impairment as of March 31, 2010 in addition to its annual review at September 30, 2009. No impairment losses were recognized during fiscal year 2009 or the six months ended March 31, 2010.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2010 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Equity securities available for sale	$589	$-	$589	$-
Debt securities available for sale	3,508	-	3,508	-
Mortgage-backed securities available for sale	13,389	-	13,389	-
Interest-rate swap	1,104	-	1,104	-
Total assets	$18,590	$-	$18,590	$-
Liabilities:
Interest-rate swap	$1,104	$-	$1,104	$-
Total liabilities	$1,104	$-	$1,104	$-

Assets that were recorded at fair value on a non-recurring basis at March 31, 2010 and the level of inputs used to determine their fair values are summarized below:

					Total
					Gains (Losses)
					Recognized in
	Carrying Value at March 31, 2010				the Quarter Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Mortgage loans held for sale	$-	$-	$-	$-	$-
Impaired loans, net	51,264	-	17,741	33,523	2,981
Real estate acquired in settlement of loans	13,900	-	-	13,900	(1,798)
Total assets	$65,164	$-	$17,741	$47,423	$1,183

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31, 2010		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$54,704	$54,704	$37,451	$37,451
Debt securities - AFS	3,508	3,508	1,997	1,997
Equity securities - AFS	589	589	589	589
Capital stock of FHLB	4,332	4,332	11,650	11,650
Mortgage-backed securities - HTM	11,366	11,732	12,078	12,375
Mortgage-backed securities - AFS	13,389	13,389	16,087	16,087
Loans receivable held for sale	96,600	98,506	109,130	111,247
Loans receivable	1,086,377	1,124,357	1,132,095	1,158,721
Accrued interest receivable	4,668	4,668	4,907	4,907
Interest-rate swap assets	1,104	1,104	1,170	1,170

LIABILITIES:
Deposit transaction accounts	721,906	721,906	649,289	649,289
Certificate of deposits	442,268	448,398	542,341	550,175
Advances from the FHLB	59,500	60,472	61,000	62,759
Subordinated debentures	19,589	19,583	19,589	19,591
Accrued interest payable	1,101	1,101	1,035	1,035
Interest-rate swap liabilities	1,104	1,104	1,170	1,170

	March 31, 2010		September 30, 2009
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate first and second mortgage loans	$100,285	$-	$105,157	$-
Commitments to originate commercial mortgage loans	14,952	-	41,027	-
Commitments to originate non-mortgage loans	27,512	-	1,600	-
Unused lines of credit	227,782	-	258,249	-

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at March 31, 2010 and September 30, 2009.

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	March 31,	September 30,
	2010	2009

Fair value recorded in other assets	$1,104,000	$1,170,000
Fair value recorded in other liabilities	1,104,000	1,170,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and six-month period ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands)
Gross (gains) losses on derivative financial assets	$(179,000)	$(25,000)	$66,000	$(1,491,000)
Gross (gains) losses on derivative financial liabilities	179,000	25,000	(66,000)	1,491,000
Net loss (gain)	$-	$-	$-	$-

13.	GOODWILL

Goodwill totaled $3.9 million at March 31, 2010 and September 30, 2009, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the six months ended March 31, 2010, the Company reviewed goodwill for impairment as of March 31, 2010 in addition to its annual review at September 30, 2009.  No impairment losses were recognized during fiscal year 2009 or the six months ended March 31, 2010.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2009, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its eighty-eighth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.4 billion in assets at March 31, 2010.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and five loan production offices in the St. Louis and Kansas City metropolitan areas.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses and the Company’s operations in the St. Louis market continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Commercial loan originations totaled $88.2 million and $184.9 million during the three and six months ended March 31, 2010, respectively, compared with $91.4 million and $234.8 million during the same periods last year.  Although origination activity slowed during the 2010 periods compared with the prior-year as the result of the distressed local and national economic climate, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  However, as the result of the weakened market demand for the Company’s loan products and the Company’s tightened underwriting standards, the commercial loan portfolio decreased $27.7 million during the six-month period to $569.2 million at March 31, 2010.  Commercial and multi-family construction and development loans decreased $34.1 million while commercial real estate loans increased $24.7 million primarily as the result of the conversion of certain maturing construction loans to permanent financing.  Commercial and industrial loans decreased $13.2 million.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking account balances increased $6.2 million to $311.4 million at March 31, 2010 compared with $305.2 million at September 30, 2009.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas.  The Company is a leading mortgage originator in these two markets, as it has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered to such investors.

Residential mortgage loans originated for sale to investors totaled $320.9 million and $793.1 during the three and six months ended March 31, 2010 compared with $647.0 million and $926.8 million during the same 2009 periods, respectively.  The origination activity the Company experienced in the 2009 periods represented historically-high levels driven by consumer demand for mortgage refinancings that resulted from the low interest rate environment existing during most of 2009.  The reduced activity during the 2010 periods reflected softening market demand.  Mortgage loan refinancing activity represented approximately 45% of total loan originations during the six months ended March 31, 2010 compared with 70% during the same 2009 period.

Residential loans sold to investors for the three months ended March 31, 2010 totaled $380.6 million, which generated mortgage revenues totaling $1.7 million, compared with $620.4 million of loans sold and $4.3 million in revenues for the three months ended March 31, 2009.  Residential loans sold to investors for the six months ended March 31, 2010 totaled $794.3 million, which generated mortgage revenues totaling $4.4 million, compared with $861.3 million of loans sold and $5.9 million in revenues for the six months ended March 31, 2009.  The net profit margin on loans sold decreased to 0.44% and 0.55% for the three and six months ended March 31, 2010, respectively, compared with 0.70% and 0.68% for the same 2009 periods, respectively.  The Company was able to absorb the increased loan origination and sales volumes that it experienced in the 2009 periods without significantly adding direct, fixed costs to its infrastructure resulting in higher profit margins.  Accordingly, such fixed costs did not decline in proportion to the decreased activity in the 2010 periods, resulting in lower net profit margins.  Loans sold during the six months ended March 31, 2010 exceeded loans originated for sale, resulting in a $12.5 million, or 12%, decrease in mortgage loans held for sale to $96.6 million at March 31, 2010 from $109.1 million at September 30, 2009.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives, resulting in an increase of $72.6 million, or 11%, to $721.9 million at March 31, 2010 from $649.3 million at September 30, 2009.  Checking accounts, which represent the cornerstone product in a customer relationship, increased $79.8 million to $446.2 million at March 31, 2010 from $366.4 million at September 30, 2009 primarily as the result of growth in deposits from commercial and retail customers, and movement of money market accounts and maturing CDARS time deposits into checking accounts.  Also enhancing its ability to attract core deposits, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts decreased $7.8 million to $246.2 million at March 31, 2010 from $254.0 million at September 30, 2009 primarily as the result of a shift in such deposits into interest-bearing checking accounts.  Primarily as the result of declining market interest rates, the weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 1.20% and 0.55%, respectively, at March 31, 2010 compared with 1.25% and 0.76% at September 30, 2009.

Certificates of deposit decreased $100.1 million to $442.3 million at March 31, 2010 from $542.3 million at September 30, 2009, primarily as the result of a $75.0 million decrease in brokered time deposits to $8.4 million, and a $26.1 million decrease in CDARS time deposits to $84.1 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Higher-cost, maturing brokered deposits were repaid with proceeds from the increase in core deposits.  Total deposits decreased $27.5 million, or 2.30%, to $1.16 billion at March 31, 2010 from $1.19 billion at September 30, 2009.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $870,000 and $1.8 million for the three and six months ended March 31, 2010, respectively, compared with $936,000 and $1.9 million for the same 2009 periods, respectively.  While the Bank’s checking accounts grew significantly during the three and six months ended March 31, 2010, the volume of overdrawn checking accounts did not increase proportionately, primarily as the result of tightened consumer spending in the current difficult economic environment.

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

	Three Months Ended
	March 31, 2010			March 31, 2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable:(1)
Real estate	$300,038	$4,604	6.14%	$335,981	$5,317	6.33%
Commercial	609,922	7,825	5.13%	594,094	7,013	4.72%
Home equity lines of credit	220,210	2,184	3.97%	231,975	2,169	3.74%
Consumer	3,615	41	4.56%	3,599	54	5.94%
Total loans receivable	1,133,785	14,654	5.17%	1,165,649	14,553	4.99%
Mortgage loans held for sale	94,844	1,094	4.61%	153,190	1,758	4.59%
Securities and other	84,796	307	1.45%	59,869	346	2.31%
Total interest-earning assets	1,313,425	16,055	4.89%	1,378,708	16,657	4.83%
Non-interest-earning assets	76,447			66,950
Total assets	$1,389,872			$1,445,658

Interest-bearing liabilities:
Interest-bearing checking	$331,357	995	1.20%	$207,412	809	1.56%
Passbook savings	28,814	15	0.22%	25,440	12	0.19%
Money market	245,206	633	1.03%	135,634	266	0.78%
Certificates of deposit	462,349	2,696	2.33%	586,746	4,225	2.88%
Total interest-bearing deposits	1,067,726	4,339	1.63%	955,232	5,312	2.22%
FHLB advances	69,891	506	2.90%	109,399	915	3.35%
Federal Reserve borrowings	157	-	0.49%	122,922	135	0.44%
Note payable	-	-	-	1,613	13	3.03%
Subordinated debentures	19,589	124	2.51%	19,589	200	4.09%
Total interest-bearing liabilities	1,157,363	4,969	1.72%	1,208,755	6,575	2.18%
Non-interest bearing liabilities:
Non-interest bearing deposits	102,367			109,302
Other non-interest bearing liabilities	10,967			14,775
Total non-interest-bearing liabilities	113,334			124,077
Stockholders' equity	119,175			112,826

Total liabilities and stockholders' equity	$1,389,872			$1,445,658

Net interest income		$11,086			$10,082

Interest rate spread (2)			3.17%			2.65%

Net interest margin (3)			3.38%			2.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.48%			114.06%

(1)	Includes non-accrual loans with an average balance of $18.5 million and $14.9 million for the three months ended March 31, 2010 and 2009, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2010			March 31, 2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable: (1)
Real estate	$301,863	$9,376	6.21%	$340,055	$11,074	6.51%
Commercial	613,505	15,616	5.09%	570,434	14,188	4.97%
Home equity lines of credit	222,414	4,437	3.99%	229,350	4,870	4.25%
Consumer	3,596	83	4.61%	3,664	106	5.82%
Total loans receivable	1,141,378	29,512	5.17%	1,143,503	30,238	5.29%
Mortgage loans held for sale	115,014	2,714	4.72%	101,402	2,423	4.78%
Securities and other	74,381	669	1.80%	60,117	831	2.76%
Total interest-earning assets	1,330,773	32,895	4.94%	1,305,022	33,492	5.13%
Non-interest-earning assets	71,138			73,709
Total assets	$1,401,911			$1,378,731

Interest-bearing liabilities:
Interest-bearing checking	$311,199	1,914	1.23%	$197,678	1,868	1.89%
Passbook savings	28,769	34	0.23%	25,627	25	0.19%
Money market	248,852	1,337	1.07%	137,895	834	1.21%
Certificates of deposit	475,665	5,681	2.39%	552,448	8,709	3.15%
Total interest-bearing deposits	1,064,485	8,966	1.68%	913,648	11,436	2.50%
FHLB advances	84,748	1,063	2.51%	155,277	2,086	2.69%
Federal Reserve borrowings	103	-	0.50%	74,538	215	0.58%
Note payable	-	-	-	4,660	113	4.87%
Subordinated debentures	19,589	251	2.56%	19,589	447	4.56%
Total interest-bearing liabilities	1,168,925	10,280	1.76%	1,167,712	14,297	2.45%
Non-interest bearing liabilities:
Non-interest bearing deposits	99,926			98,043
Other non-interest bearing liabilities	13,739			14,141
Total non-interest-bearing liabilities	113,665			112,184
Stockholders' equity	119,321			98,835

Total liabilities and stockholders' equity	$1,401,911			$1,378,731

Net interest income		$22,615			$19,195

Interest rate spread (2)			3.18%			2.68%

Net interest margin (3)			3.40%			2.94%

Ratio of average interest-earning assets to
average interest-bearing liabilities	113.85%			111.76%

(1)	Includes non-accrual loans with an average balance of $20.9 million and $12.8 million for the six months ended March 31, 2010 and 2009, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	March 31, 2010 vs 2009			March 31, 2010 vs 2009
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(557)	$(156)	$(713)	$(1,204)	$(494)	$(1,698)
Commercial	190	622	812	1,082	346	1,428
Home equity lines of credit	(476)	491	15	(143)	(290)	(433)
Consumer	2	(15)	(13)	(2)	(21)	(23)
Total loans receivable	(841)	942	101	(267)	(459)	(726)
Mortgage loans held for sale	(718)	54	(664)	378	(87)	291
Securities and other	(24)	(15)	(39)	(80)	(82)	(162)
Net change in income on interest earning assets	(1,583)	981	(602)	31	(628)	(597)

Interest-bearing liabilities:
Interest-bearing checking	1,212	(1,026)	186	1,651	(1,605)	46
Passbook savings	1	2	3	3	6	9
Money market	263	104	367	777	(274)	503
Certificates of deposit	(805)	(724)	(1,529)	(1,107)	(1,921)	(3,028)
Total interest-bearing deposits	671	(1,644)	(973)	1,324	(3,794)	(2,470)
FHLB advances	(298)	(111)	(409)	(892)	(131)	(1,023)
Federal Reserve borrowings	(231)	96	(135)	(189)	(26)	(215)
Note payable	(7)	(6)	(13)	(56)	(57)	(113)
Subordinated debentures	-	(76)	(76)	-	(196)	(196)
Net change in expense on interest bearing liabilities	135	(1,741)	(1,606)	187	(4,204)	(4,017)

Change in net interest income	$(1,718)	$2,722	$1,004	$(156)	$3,576	$3,420

RESULTS OF OPERATIONS

The Company reported a net loss for the quarter ended March 31, 2010 of $4.3 million compared with net income of $1.8 million during the same quarter last year.  For the six months ended March 31, 2010, the Company reported a net loss of $3.1 million compared with net income of $2.3 million during the same period last year.  The Company reported a net loss available to common shares for the quarter ended March 31, 2010 of $4.8 million, or $0.47 per diluted common share on 10.4 million average diluted shares outstanding, compared with net income available to common shares of $1.5 million, or $0.15 per diluted common share on 10.3 million average diluted shares outstanding, during the same quarter last year. For the six months ended March 31, 2010, the Company reported a net loss available to common shares of $4.1 million, or $0.40 per diluted common share on 10.3 million average diluted shares outstanding, compared with net income available to common shares of $2.1 million, or $0.20 per diluted common share on a 10.3 million average diluted shares outstanding, for the same period a year ago. Results for the three- and six-months ended March 31, 2010 were negatively impacted by an $11.2 million and $17.3 million provision for loan losses compared with $5.7 million and $10.4 million provision for the same periods in 2009.  Also reducing income available to common shares for the three and six months ended March 31, 2010 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $515,000, or $0.05 per diluted common share, and $1.0 million, or $0.10 per diluted common share, respectively, compared with $238,000, or $0.02 per diluted common share, and $238,000 or $0.02 per diluted common share, in the comparable 2009 periods, respectively.

Net interest income rose 10.0%, or $1.0 million, to $11.1 million for the quarter ended March 31, 2010 compared with $10.1 million for the same period last year primarily as the result of an increase in the net interest margin, partially offset by a decrease in the average balance of interest-earning assets.  The net interest margin increased to 3.38% for the quarter ended March 31, 2010 compared with 2.93% for the quarter ended March 31, 2009.  The net interest margin benefited from a market-driven decline in the cost of deposits and wholesale borrowings and a decrease in brokered deposits and wholesale borrowings, which was funded by an increase in lower-cost core deposits.  The average balance of interest-earning assets decreased to $1.31 billion for the quarter ended March 31, 2010 compared with $1.38 billion for the quarter ended March 31, 2009 primarily at the result of declines in the average balances of loans receivable and mortgage loans held for sale, partially offset by an increase in the average balance of other interest-earning assets.

For the six months ended March 31, 2010, net interest income rose to $22.6 million compared with $19.2 million for the same six-month period last year primarily as the result of an increase in the net interest margin to 3.40% for the six months ended March 31, 2010 compared with 2.94% for the 2009 period.  The net interest margin benefited from a market-driven decline in the cost of deposits and wholesale borrowings and a decrease in brokered deposits and wholesale borrowings, which was funded with an increase in lower-cost core deposits.

Total interest and dividend income decreased 3.6% to $16.1 million for the quarter ended March 31, 2010, compared with $16.7 million for the same quarter last year primarily as the result of a decrease in interest income on mortgage loans held for sale partially offset by an increase in interest income on loans receivable.  For the six months ended March 31, 2010, total interest and dividend income decreased 1.8% to $32.9 million compared with $33.5 million for the same period a year ago primarily as the result of a decrease in interest income on loans receivable partially offset by an increase in interest income on mortgage loans held for sale.

Interest income on loans receivable increased 0.7% to $14.7 million for the quarter ended March 31, 2010, compared with $14.6 million for the same quarter last year as the result of an increase in the average yield partially offset by a decrease in the average balance.  The average balance of loans receivable decreased to $1.13 billion during the three months ended March 31, 2010, compared with $1.17 billion during the same 2009 period primarily as the result of softened market demand for the Company’s residential first mortgage and home equity loans.  The average yield on loans receivable increased to 5.17% during the three months ended March 31, 2010 compared with 4.99% during the same 2009 period primarily as the result of a market-driven increase in the average yield on home equity loans and an increase in the average yield on commercial loans, partially offset by a decrease in the average yield on residential first mortgages.  The yield on commercial loans benefitted from the implementation of interest-rate floors on new and renewing loans.

For the six-month periods, interest income on loans receivable decreased 2.4% to $29.5 million for the 2010 period, compared with $30.2 million for the 2009 period.  The average balance of loans receivable was $1.14 billion for each of the six month periods ended March 31, 2010 and 2009 while the average yield on loans receivable decreased to 5.17% during the six months ended March 31, 2010 from 5.29% for the same period a year ago primarily as the result of market-driven declines in the average yields on residential mortgage and home equity loans.

Interest income on mortgage loans held for sale decreased 37.8% to $1.1 million for the quarter ended March 31, 2010, compared with $1.8 million for the same quarter last year as the result of a decrease in the average balance, partially offset by a slight increase in the average yield.  The average balance of mortgage loans held for sale decreased to $94.8 million during the three months ended March 31, 2010 compared with $153.2 million during the same 2009 period as the result of decreased origination activity.  The average yield on mortgage loans held for sale was 4.61% during the three months ended March 31, 2010 compared with 4.59% during the same 2009 period.

For the six month periods, interest income on mortgage loans held for sale increased 12.0% to $2.7 million for the 2010 period, compared with $2.4 million for the same period last year as the result of an increase in the average balance partially offset by a market-driven decrease in the average yield.  The average balance of mortgage loans held for sale increased to $115.0 million during the six months ended March 31, 2010 compared with $101.4 million during the same 2009 period as the result of increased origination activity.  The average yield on mortgage loans held for sale decreased from 4.78% during the six months ended March 31, 2009 to 4.72% during the six months ended March 31, 2010.  See Results of Community Banking Strategy – Retail Mortgage Lending.

Total interest expense decreased $1.6 million, or 24.4%, to $5.0 million for the quarter ended March 31, 2010 compared with $6.6 million for the quarter ended March 31, 2009 and decreased $4.0 million, or 28.1%, to $10.3 million for the six months ended March 31, 2010 compared with $14.3 million for the same six-month period last year. The lower expense was primarily the result of a decrease in the average cost of funds.  The average cost of funds decreased from 2.18% for the quarter ended March 31, 2009 to 1.72% for the quarter ended March 31, 2010 and the average balance of interest-bearing liabilities decreased from $1.21 billion to $1.16 billion during the same periods, respectively.  The decrease in the average balance of interest-bearing liabilities resulted primarily from a decrease in the average balance of borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”) and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) partially offset by an increase in the average balance of deposits.  For the six months ended March 31, 2010, the average cost of funds decreased to 1.76% from 2.45% for the same six-month period last year and the average balance of interest-bearing liabilities remained the same at $1.17 billion for the same periods, respectively.  The decreased average cost during the three- and six-month periods was the result of lower market interest rates, growth in core deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $973,000, or 18.3%, to $4.3 million during the quarter ended March 31, 2010 compared with $5.3 million for the quarter ended March 31, 2009.  For the six months ended March 31, 2010, interest expense on deposits was $9.0 million compared with $11.4 million for the same period a year ago.  The decreases were primarily the result of decreases in the average cost partially offset by increases in the average balance.  The average balance of interest-bearing deposits increased to $1.07 billion for the quarter ended March 31, 2010 from $955.2 million for the quarter ended March 31, 2009 while the average cost decreased from 2.22% to 1.63% during the same periods, respectively.  For the six-month periods, the average balance of interest-bearing deposits increased to $1.06 billion from $913.6 million while the average cost of deposits decreased from 2.50% to 1.68% during the same periods, respectively.  Growth in average total deposits during the 2010 periods was the result of growth in core deposits.  The growth in core deposits combined with lower market interest rates resulted in lower average costs during the fiscal 2010 periods.  See Results of Community Banking Strategy – Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $409,000, or 44.7%, to $506,000 during the quarter ended March 31, 2010 compared with $915,000 for the quarter ended March 31, 2009 and decreased to $1.1 million during the six months ended March 31, 2010 compared with $2.1 million for the same six-month period last year primarily as the result of decreases in the average balance.  The average balance decreased to $69.9 million for the quarter ended March 31, 2010 from $109.4 million for the quarter ended March 31, 2009 and the average cost decreased from 3.35% to 2.90% during the same periods, respectively.  For the six-month periods, the average balance decreased to $84.7 million during 2010 from $155.3 million during 2009 and the average cost decreased from 2.69% to 2.51% during the same periods, respectively.  The decreased average balance resulted from the repayment of such borrowings with proceeds from growth in deposits and sales of mortgage loans held for sale.  The decrease in the average cost was the result of lower market interest rates during the 2010 period.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2010 was $11.2 million and $17.3 million respectively, compared with $5.7 million and $10.4 million, respectively, for the same periods a year ago.  The increase in the provision was primarily due to an increase in the levels of net charge-offs reflecting the impact of the adverse economic climate on the Company’s borrowers.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 43.0% to $3.4 million for the quarter ended March 31, 2010 compared with $5.9 million for the same period last year.  For the six months ended March 31, 2010, total non-interest income decreased $1.5 million to $7.8 million compared with $9.3 million for the same six-month period last year.  The decreases were primarily the result of lower mortgage revenues.  See Results of Community Banking Strategy – Retail Mortgage Lending.

Gain on sales of securities totaled $244,000 for the six months ended March 31, 2009 on sales of $51.1 million of debt securities classified as available for sale.  There were no such sales during the six months ended March 31, 2010. Debt securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Investment brokerage revenues totaled $348,000 and $772,000 for the three and six months ended March 31, 2010 compared with $379,000 and $641,000, respectively, for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw an increase in sales volumes during the December 2009 quarter compared with the prior-year quarter as many of its customers shifted funds from loan originations to lower-risk bonds because of the current economic environment, but experienced a softened demand during the March 2010 quarter.

Other non-interest income totaled $217,000 and $327,000 for the three and six months ended March 31, 2010, respectively, compared with $49,000 and $115,000 for the same 2009 periods.  The increase was primarily the result of a gain on the sale of the Company’s equity interest in a small-bank fund during January 2010.

Non-Interest Expense

Total non-interest expense increased $598,000 to $8.4 million for the quarter ended March 31, 2010 compared with $7.8 million for the same period a year ago.  For the six months ended March 31, 2010, total non-interest expense increased $1.8 million to $16.6 million compared with $14.8 million for the same six-month period last year.

Salaries and employee benefits expense increased $61,000 to $3.7 million for the quarter ended March 31, 2010 compared with $3.6 million for the quarter ended March 31, 2009 and increased $615,000 to $7.6 million for the six months ended March 31, 2010 compared with $6.9 million for the six months ended March 31, 2009.  The increase was primarily the result of additional expense for temporary employees and the payment of incentives related to the increased mortgage lending volumes, which did not qualify as capitalized loan origination expenses, and the addition of other key personnel to support the Company’s expanded operations.

Advertising expense decreased $114,000 to $95,000 for the three months ended March 31, 2010 compared with $209,000 for the three months ended March 31, 2009 and decreased $254,000 to $242,000 for the six months ended March 31, 2010 compared with $495,000 for the six months ended March 31, 2009.  The decreases were generally due to a reduction in the overall level of advertising during the 2010 periods and a more focused effort to control such expenses.

Professional fees increased $177,000 to $548,000 for the quarter ended March 31, 2010 compared with $371,000 for the quarter ended March 31, 2009.  For the six months ended March 31, 2010, professional fees increased $433,000 to $1.1 million compared with $632,000 for the same six-month period last year.  The increases were generally due to increased expenses related to regulatory compliance and increased loan collection activity resulting from the depressed economic environment.

FDIC deposit insurance premium expense increased $83,000 to $494,000 for the three months ended March 31, 2010 compared with $411,000 for the same period in 2009 and increased $376,000 to $986,000 for the six months ended March 31, 2010 compared with $610,000 for the six months ended March 31, 2009.  The increase was the result of higher average deposit balances and an industry-wide increase in FDIC deposit insurance premiums, which initially became effective in April 2009.

Real estate foreclosure losses and expense, net includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties that occur subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Real estate foreclosure losses and expense, net increased $496,000 to $905,000 for the quarter ended March 31, 2010 compared with $409,000 for the same period last year and increased $591,000 to $1.3 million for the six-month period ended March 31, 2010 compared to $751,000 for the same period a year ago.  The increase was primarily due to an $826,000 write-down of a parcel of raw ground, which was acquired through foreclosure in a prior period, due to an estimated decline in its fair market value based on a new appraisal.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes decreased $1.6 million to a benefit of $870,000, or an effective rate of 16.75%, for the quarter ended March 31, 2010, compared with expense of $762,000, or an effective rate of 30.06%, for the three months ended March 31, 2009.  For the six months ended March 31, 2010, the provision for income taxes decreased $1.5 million to a benefit of $404,000, or an effective rate of 11.61%, compared with $1.1 million, or an effective rate of 31.16%, for the same six-month period last year.  The lower effective tax rates in the 2010 periods was primarily the result of a higher ratio of tax-exempt income on bank owned life insurance and tax-exempt interest on loans to total pre-tax income that resulted from the lower level of pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2010, December 31, 2009 and September 30, 2009 are summarized as follows:

	March 31,	December 31,	September 30,
	2010	2009	2009
Non-accrual loans:
Residential real estate:
First mortgage	$5,662,202	$6,715,585	$7,093,095
Second mortgage	777,938	1,171,605	629,183
Home equity	2,761,159	3,608,166	3,086,013
Commercial and multi-family real estate	3,108,588	1,885,970	2,594,526
Land acquisition and development	3,106,038	1,315,004	2,193,457
Real estate construction and development	1,465,644	1,760,288	7,454,604
Commercial and industrial	2,735,634	1,502,896	702,999
Consumer and other	98,476	148,902	219,849
Total non-accrual loans	19,715,679	18,108,416	23,973,726
Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	-	-	1,394
Second mortgage	-	-	27,531
Home equity	-	95,765	42,720
Land acquisition and development	-	-	315,589
Real estate construction and development	-	76,180	-
Consumer and other	-	21,424	-
Total accruing loans past due 90 days or more	-	193,369	387,234
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	15,169,737	21,884,237	17,785,408
Second mortgage	1,639,419	1,811,827	2,062,096
Home equity	1,631,132	2,199,455	1,694,670
Commercial and multi-family real estate	164,564	164,564	-
Land acquisition and development	-	107,041	107,041
Real estate construction and development	4,674,305	4,469,367	100,404
Commercial and industrial	119,186	157,900	787,485
Consumer and other	87,345	89,667	91,967
Total current troubled debt restructurings	23,485,688	30,884,058	22,629,071
Past due under restructured terms:
Residential real estate:
First mortgage	8,125,665	4,006,536	2,787,514
Second mortgage	1,468,413	1,274,969	745,704
Home equity	321,189	176,325	150,153
Commercial and multi-family real estate	3,234,950	7,499,951	7,830,991
Land acquisition and development	121,718	57,112	57,277
Real estate construction and development	100,404	100,404	-
Commercial and industrial	177,958	1,019,026	776,938
Total past due troubled debt restructurings	13,550,297	14,134,323	12,348,577
Total troubled debt restructurings	37,035,985	45,018,381	34,977,648
Total non-performing loans	56,751,664	63,320,166	59,338,608
Real estate acquired in settlement of loans:
Residential real estate	3,133,915	3,405,871	3,386,106
Commercial real estate	10,765,629	12,312,262	5,068,504
Total real estate acquired in settlement of loans	13,899,544	15,718,133	8,454,610
Other nonperforming assets	-	2,900	-
Total non-performing assets	$70,651,208	$79,041,199	$67,793,218

Ratio of non-performing loans to total loans receivable	5.11%	5.53%	5.16%
Ratio of non-performing assets to totals assets	5.16%	5.51%	4.82%
Ratio of allowance for loan losses to non-performing loans	46.68%	36.20%	34.68%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	3.00%	2.83%	3.19%
Ratio of non-performing assets to totals assets	3.45%	3.36%	3.21%
Ratio of allowance for loan losses to non-performing loans	79.59%	70.48%	55.94%

Non-performing assets decreased $8.4 million to $70.7 million at March 31, 2010 compared with $79.0 million at December 31, 2009 primarily the result of an $8.0 million decrease in troubled debt restructurings and a $1.8 million decrease in real estate acquired through in settlement of loans, partially offset by a $1.6 million increase in non-accrual loans.  For the six-month period, non-performing assets increased $2.9 million from $67.8 million at September 30, 2009, primarily as the result of a $5.4 million increase in real estate acquired in settlement of loans and a $2.1 million increase in troubled debt restructurings, partially offset by a $4.3 million decrease in non-accrual loans.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  A loan classified as a troubled debt restructuring will be included in non-performing assets until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance.  Interest income on restructured loans is accrued at the reduced rate once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance.

Restructured residential loans totaled $28.4 million at March 31, 2010 compared with $31.4 million at December 31, 2009 and $25.2 million at September 30, 2009. Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.  During the three and six months ended March 31, 2010, the Company restructured approximately $4.2 million and $13.9 million, respectively, of loans to troubled residential borrowers and returned approximately $6.2 million and $7.9 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  At March 31, 2010, $28.4 million, or 77% of total restructured loans, related to residential borrowers compared with $31.4 million, or 70% of total restructured loans, at December 31, 2009 and $25.2 million, or 72% of total restructured loans, at September 30, 2009.  At March 31, 2010, 65% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 83% at December 31, 2009 and 85% at September 30, 2009.  The decline in the percentage of restructured residential loans that were performing under their modified terms was primarily the result of returning a portion of such loans to performing status during the three- and six-months ended March 31, 2010.

Restructured commercial loans totaled $8.6 million at March 31, 2010 compared with $13.6 million at December 31, 2009 and $9.7 million at September 30, 2009.  Contributing to the decrease in commercial troubled debt restructurings during the March 2010 quarter was a $3.8 million partial charge-off of the Company’s largest non-performing asset, a commercial real estate loan secured by a strip shopping center in Naples, Florida.  Although the Company’s lending practices generally limit lending outside of its two primary market areas, St. Louis and Kansas City, the loan was made to one of the Company’s St. Louis-based customers who had historically demonstrated successful performance.  The charge-off was determined to be necessary as the Company acquired the property in settlement of the debt and subsequently sold the property for cash during May 2010.

Also contributing to the fluctuations in troubled debt restructurings and non-accrual loans during the six-month period was the restructuring of a commercial relationship secured by a high-rise, residential condominium development in the St. Louis metropolitan area.  The loan was restructured during the December 2009 quarter because of the borrower’s weakened financial condition.  The terms of the restructuring primarily included an extension of the maturity date of the loan.  The balance of the loan at September 30, 2009 was $5.4 million, which was included in non-accrual loans.  The balance of the loan had paid down to $4.7 million and $4.5 million at March 31, 2010 and December 31, 2009, respectively, and was included in troubled debt restructurings on a non-accrual basis.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Non-accrual loans totaled $19.7 million at March 31, 2010 compared with $18.1 million at December 31, 2009 and $24.0 million at September 30, 2009.  The increase during the three-month period was primarily due a $4.0 million increase in non-accrual commercial loans partially offset by a $2.3 million decrease in non-accrual residential loans resulting primarily from the restructuring, foreclosure or charge-off of such loans, as appropriate.  The decrease during the six-month period was primarily the result of the restructuring of the commercial loan discussed above that was secured by a high-rise, residential condominium development.  The restructuring resulted in a decrease in non-accrual loans and a corresponding increase in troubled debt restructurings.

Real estate acquired in settlement of loans increased to $13.9 million at March 31, 2010 compared with $8.5 million at September 30, 2009, but decreased from $15.7 million at December 31, 2009.  The increase during the six-month period was the result of the foreclosure, during the December 2009 quarter, on a commercial loan secured by a retail strip shopping center in the St. Louis metropolitan area resulting in a $1.8 million charge-off and a $6.8 million increase in real estate acquired in settlement of loans.  The decrease during the three months ended March 31, 2010 was the result of sales activity and the $826,000 write-down during March 2010 of a parcel of raw ground, which was acquired through foreclosure in a prior period, due to an estimated decline in its fair market value based on a new appraisal.

Real estate foreclosure losses and expense was $905,000 and $1.3 million for the three and six months ended March 31, 2010, respectively, compared with $409,000 and $751,000 for the same 2009 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The increased expense for the 2010 periods was primarily the result of an $826,000 write-down of a parcel of raw ground discussed above.

The following table summarizes the activity in the allowance for loan losses for the period indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance, beginning of period	$22,922,608	$15,663,958	$20,579,170	$12,761,532
Provision charged to expense	11,240,000	5,664,407	17,314,000	10,355,985
Charge-offs:
Residential real estate first mortgage	328,498	1,288,669	1,259,411	2,322,210
Residential real estate second mortgage	304,867	206,909	490,804	462,479
Home equity lines of credit	668,629	778,673	1,394,278	1,237,853
Land acquisition and development	-	-	326,590	-
Real estate construction & development	444,529	458,400	1,880,842	466,703
Commercial & multi-family real estate	3,938,315	-	3,938,315	-
Commercial & industrial	2,057,042	107,394	2,130,264	130,971
Consumer and other	32,100	31,522	107,558	75,004
Total charge-offs	7,773,980	2,871,567	11,528,062	4,695,220
Recoveries:
Residential real estate first mortgage	52,743	3,591	53,728	9,472
Residential real estate second mortgage	28,773	185	29,865	508
Home equity lines of credit	3,308	3,482	6,814	11,544
Real estate construction & development	5,000	-	5,000	-
Commercial and multi-family real estate	5,000	-	10,253	14,283
Commercial & industrial	5,234	-	15,805	-
Consumer and other	5,077	3,479	7,190	9,431
Total recoveries	105,135	10,737	128,655	45,238
Net charge-offs	7,668,845	2,860,830	11,399,407	4,649,982
Balance, end of period	$26,493,763	$18,467,535	$26,493,763	$18,467,535

The provision for loan losses for the three and six months ended March 31, 2010 was $11.2 million and $17.3 million, respectively, compared with $5.7 million and $10.4 million in the same 2009 periods, respectively.  The increased provisions over the prior-year amounts were primarily due to increased charge-offs, reflecting the impact of the adverse economic climate on the Company’s borrowers, and the increase in certain loss factors in the Company’s general valuation allowance model, reflecting the risks in the Company’s loan portfolio resulting from decreases in real estate values in certain geographic regions where the Bank has originated loans, the continued elevated level of unemployment, the level of non-performing loans and the increase in loan charge-offs.

Net charge-offs for the three- and six-month periods ended March 31, 2010 totaled $7.7 million, or 2.71% of average loans on an annualized basis, and $11.4 million, or 2.00% of average loans on an annualized basis, respectively, compared with $2.9 million, or 0.98% of average loans on an annualized basis, and $4.6 million, or 0.81% of average loans on an annualized basis, for the same periods a year ago, respectively.  Net charge-offs in the March 2010 quarter included $6.4 million of charge-offs on commercial loans, including the $3.7 million charge-off related to the commercial real estate loan secured by a strip shopping center discussed above, $552,000 of charge-offs on first and second mortgage residential loans and $665,000 of charge-offs on home equity lines of credit.  Commercial loan charge-offs also included a $1.2 million total charge-off of a loan secured by a partnership interest in a mixed use real estate construction project due to the weak financial condition of the borrower and the project’s slow sales activity.  Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2010 period.

The ratio of the allowance for loan losses to loans receivable was 2.39% at March 31, 2010 compared with 2.00% at December 31, 2009 and 1.79% at September 30, 2009.  The ratio of the allowance for loan losses to non-performing loans was 46.68% at March 31, 2010 compared with 36.20% at December 31, 2009 and 34.68% at September 30, 2009.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 79.59% at March 31, 2010 compared with 70.48% at December 31, 2009 and 55.94% at September 30, 2009.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically increased troubled debt restructurings that were performing under their restructured terms.

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

Management believes that the amount maintained in the allowance will be adequate to absorb probable losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses or downgrade the risk classifications of additional loans, which could result in a higher provision for loan losses for such loans.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses could adversely affect the Company’s financial condition and results of operations.

FINANCIAL CONDITION

Cash and cash equivalents increased to $54.7 million at March 31, 2010 from $37.5 million at September 30, 2009.  Federal funds sold and overnight interest-bearing deposit accounts increased to $47.4 million at March 31, 2010 compared with $33.5 million at September 30, 2009.  A portion of the funds received from the proceeds of the sale of mortgage loans held for sale were held on a short-term basis in Federal funds sold pending their investment in new loan originations.

Debt securities available for sale increased to $3.5 million at March 31, 2010 from $2.0 million at September 30, 2009.  Mortgage-backed securities available for sale decreased to $13.4 million at March 31, 2010 from $16.1 million at September 30, 2009, while mortgage-backed and related securities held to maturity decreased to $11.4 million at March 31, 2010 from $12.1 million at September 30, 2009.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $7.3 million to $4.3 million at March 31, 2010 from $11.6 million at September 30, 2009.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.  However, effective in December 2008, the FHLB temporarily suspended redemptions of its stock when members reduced their outstanding borrowings.  The FHLB subsequently resumed the redemptions of excess stock in December 2009.

Prepaid expenses, accounts receivable and other assets increased $6.5 million to $17.4 million at March 31, 2010 from $10.9 million at September 30, 2009 primarily as the result of the prepayment of FDIC deposit insurance premiums.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  The amount paid on December 30, which totaled $7.3 million, was recorded as a prepaid asset and will be charged to expense during the future periods to which it relates.

Advances from the Federal Home Loan Bank of Des Moines decreased to $59.5 million at March 31, 2010 from $61.0 million at September 30, 2009.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.4 million to $2.2 million at March 31, 2010 compared with $4.7 million at September 30, 2009 due to the payment of real estate taxes in December 2009.

Total stockholders’ equity decreased $4.9 million to $112.0 million at March 31, 2010 from $116.7 million at September 30, 2009 primarily as the result of the net loss for the period.  Also decreasing stockholders’ equity were common stock dividend payments of $2.0 million and preferred stock dividends of $813,000, partially offset by increases in stockholders’ equity resulting from common stock issued under the Company’s dividend reinvestment plan totaling $440,000, the amortization of equity trust expense of $311,000 and the amortization of stock option and award expense of $305,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company requires funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At March 31, 2010, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $67.9 million, had a weighted-average interest rate of 3.54%, a weighted average maturity of approximately 33 months and represented 5% of total assets.  At September 30, 2009, these combined balances totaled $144.5 million, had a weighted-average interest rate of 2.97%, a weighted average maturity of approximately 20 months and represented 10% of total assets.  Use of these funds has given the Company an alternative source to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 days) with Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the six months ended March 31, 2010 allowed the Company to reduce its use of such wholesale funding from a high during fiscal year 2009 of approximately 27% of total assets.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2010, the Bank had approximately $194.1 million in additional borrowing authority under the arrangement with the FHLB in addition to the $59.5 million in advances outstanding at that date.

Borrowings from the Federal Reserve Bank consist of short-term borrowings (generally maturing overnight or within 28 days) borrowed under the Bank’s primary credit line at the Federal Reserve’s Discount Window and its Term Auction Facility.  At March 31, 2010, the Company had approximately $98.1 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $153.3 million of commercial loans pledged as collateral under this agreement.

At March 31, 2010, the Bank had outstanding commitments to originate loans totaling $143.3 million and commitments to sell loans totaling $196.2 million.  Certificates of deposit totaling $314.9 million at March 31, 2010 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

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

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the six months ended March 31, 2010, the origination of mortgage loans held for sale used $781.8 million of cash and the sales of such loans provided cash totaling $798.5 million compared with originations and sales totaling $899.5 million and $866.7 million, respectively, during the six months ended March 31, 2009.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the six months ended March 31, 2010, the Company had a net decrease in loans receivable of $17.9 million compared with an increase of $100.0 million for the six months ended March 31, 2009.  In addition, the Company purchased $13.5 million in debt securities during the six months ended March 31, 2010 compared with purchases of $56.7 million in debt securities and $7.0 million in mortgage-backed securities during the six months ended March 31, 2009.  Sources of cash from investing activities also included maturities of debt securities totaling $12.0 million during the six months ended March 31, 2010 compared with maturities and sales of debt securities of $1.0 million and $51.1 million, respectively, during the six months ended March 31, 2009.

The Company’s primary sources and uses of funds from financing activities during the six months ended March 31, 2010 included a $27.5 million decrease in deposits compared with a $179.6 million increase for the six months ended March 31, 2009, and a $1.5 million decrease in advances from the Federal Home Loan Bank during the six months ended March 31, 2010 compared with a $124.5 million decrease during the same period last year.  Other significant sources and uses of cash from financing activities for the six months ended March 31, 2009 included a $90.0 million increase in borrowings from the Federal Reserve, a $7.6 million decrease in notes payable, and a $14.4 million decrease in due to other banks.  A significant source of funds from financing activities for the six months ended March 31, 2009 were proceeds from the issuance of preferred stock totaling $32.5 million.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2010:

	March 31, 2010
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$124,616	$30,500	$-	$-
Over three months through six months	80,734	-	-	-
Over six months through twelve months	109,526	-	-	-
Over twelve months	127,392	29,000	-	19,589
Total	$442,268	$59,500	$-	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2010 are as follows:

Less than one year	$595,751
Over 1 year through 3 years	1,174,956
Over 3 years through 5 years	1,163,268
Over 5 years	1,772,927
Total	$4,706,902

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2010 and September 30, 2009.

					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of March 31, 2010:
Tangible capital (to total assets)	$125,682	9.22%	$20,442	1.50%	N/A	N/A
Total risk-based capital (to risk-
weighted assets)	139,909	12.37%	90,487	8.00%	$113,109	10.00%
Tier I risk-based capital (to risk-
weighted assets)	125,682	11.11%	N/A	N/A	67,865	6.00%
Tier I leverage capital (to average
assets)	125,682	9.22%	54,513	4.00%	68,141	5.00%

As of September 30, 2009:
Tangible capital (to total assets)	$128,750	9.19%	$21,004	1.50%	N/A	N/A
Total risk-based capital (to risk-
weighted assets)	143,297	12.33%	92,943	8.00%	$116,179	10.00%
Tier I risk-based capital (to risk-
weighted assets)	128,750	11.08%	N/A	N/A	69,707	6.00%
Tier I leverage capital (to average
assets)	128,750	9.19%	56,010	4.00%	70,012	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2010 from those disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

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

For the three and six months ended March 31, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At March 31, 2010, the Company had issued $143.3 million of unexpired interest rate lock commitments to loan customers compared with $147.8 million of unexpired commitments at September 30, 2009.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2010.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2010 and September 30, 2009 were $1.1 million and $1.2 million, respectively.

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

During the quarter ended March 31, 2010, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010, and concluded that the Company ’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was subsequently incorporated into ASC Topic 855, Subsequent Events. ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles (“GAAP”) making management directly responsible for subsequent-events accounting and disclosure. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of ASC Topic 855 did not have a material impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to ASC Topic 855.  As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in financial statements.  ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or March 31, 2010 for the Company.  The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2010 through January 31, 2010	253	$6.70	-	372,488

February 1, 2010 through February 28, 2010	-	-	-	372,488

March 1, 2010 through March 31, 2010	1,000	6.28	-	371,488

Total	1,253	$6.36	-

(1)	Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.

(2)
In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended March 31, 2010.

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

PULASKI FINANCIAL CORP.

Date:	June 22, 2010	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	June 22, 2010	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer