Form 10-Q
period 2010-06-30
PULASKI FINANCIAL CORP
filed 2010-08-12
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 11, 2010
Common Stock, par value $.01 per share	10,819,478 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2010

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)

	June 30,	September 30,
	2010	2009

ASSETS
Cash and amounts due from depository institutions	$3,610,141	$3,911,448
Federal funds sold and overnight interest-bearing deposits	22,019,630	33,539,216
Total cash and cash equivalents	25,629,771	37,450,664
Debt securities available for sale, at fair value	4,507,298	1,997,396
Mortgage-backed securities held to maturity, at amortized cost (fair value of $11,568,350 and $12,374,966 at June 30, 2010 and September 30, 2009, respectively)	11,042,792	12,077,794
Mortgage-backed securities available for sale, at fair value	11,623,042	16,087,148
Capital stock of Federal Home Loan Bank – at cost	5,885,300	11,649,800
Mortgage loans held for sale, at lower of cost or market	161,077,687	109,129,721
Loans receivable (net of allowance for loan losses of $26,820,596 and $20,579,170 at June 30, 2010 and September 30, 2009, respectively)	1,067,465,309	1,132,094,844
Real estate acquired in settlement of loans (net of allowance for losses of $1,289,900 and $274,076 at June 30, 2010 and September 30, 2009, respectively)	16,040,308	8,454,610
Premises and equipment, net	18,802,470	18,962,001
Goodwill	3,938,524	3,938,524
Core deposit intangible	169,420	243,100
Accrued interest receivable	4,614,834	4,906,919
Bank-owned life insurance	29,499,489	28,678,679
Deferred tax asset	11,677,769	9,296,234
Prepaid expenses, accounts receivable and other assets	16,020,119	11,458,438
Total assets	$1,387,994,132	$1,406,425,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,145,963,369	$1,191,629,239
Advances from Federal Home Loan Bank	92,900,000	61,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	4,027,647	4,655,867
Accrued interest payable	849,526	1,034,896
Other liabilities	10,541,500	11,555,500
Total liabilities	1,273,871,042	1,289,464,502
Stockholders' Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at June 30, 2010 and September 30, 2009, $1,000 per share liquidation value, net of discount	30,979,240	30,655,060
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at June 30, 2010 and September 30, 2009	130,687	130,687
Treasury stock-at cost; 2,761,485 and 2,963,817 shares at June 30, 2010 and September 30, 2009, respectively	(17,987,672)	(18,544,173)
Additional paid-in capital from common stock	56,117,631	55,247,464
Accumulated other comprehensive income, net	66,391	192,773
Retained earnings	44,816,813	49,279,559
Total stockholders’ equity	114,123,090	116,961,370
Total liabilities and stockholders’ equity	$1,387,994,132	$1,406,425,872

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and Dividend Income:
Loans receivable	$14,215,932	$15,074,193	$43,728,361	$45,312,363
Mortgage loans held for sale	1,436,614	2,047,308	4,150,475	4,470,530
Securities and other	269,123	373,727	938,040	1,204,074
Total interest and dividend income	15,921,669	17,495,228	48,816,876	50,986,967
Interest Expense:
Deposits	3,752,590	4,999,929	12,718,689	16,435,551
Advances from Federal Home Loan Bank	340,607	841,363	1,403,973	2,927,411
Borrowings from the Federal Reserve Bank	226	80,151	484	295,082
Subordinated debentures	126,846	171,368	377,359	617,981
Note payable	-	-	-	113,354
Total interest expense	4,220,269	6,092,811	14,500,505	20,389,379
Net interest income	11,701,400	11,402,417	34,316,371	30,597,588
Provision for loan losses	4,500,000	6,154,000	21,814,000	16,509,985
Net interest income after provision for loan losses	7,201,400	5,248,417	12,502,371	14,087,603
Non-Interest Income:
Mortgage revenues	1,756,394	4,437,660	6,134,441	10,300,303
Retail banking fees	1,004,708	979,827	2,806,865	2,882,459
Investment brokerage revenues	609,511	364,508	1,381,209	1,005,199
Gain on the sales of securities	-	-	-	243,386
Bank-owned life insurance	272,776	251,928	820,809	808,991
Other	84,275	69,631	411,642	184,889
Total non-interest income	3,727,664	6,103,554	11,554,966	15,425,227
Non-Interest Expense:
Salaries and employee benefits	3,152,967	3,619,605	10,703,391	10,554,881
Occupancy, equipment and data processing expense	2,089,772	2,045,677	6,109,381	5,979,118
Advertising	134,910	249,056	376,686	744,341
Professional services	290,288	401,687	1,356,144	1,034,105
FDIC deposit insurance premuim expense	492,556	463,476	1,478,167	1,073,286
FDIC special deposit insurance assessment	-	700,000	-	700,000
Real estate foreclosure losses and expense, net	549,911	313,527	1,891,601	1,064,529
Other	631,813	768,532	2,030,121	2,174,533
Total non-interest expense	7,342,217	8,561,560	23,945,491	23,324,793
Income before income taxes	3,586,847	2,790,411	111,846	6,188,037
Income tax expense	409,693	775,624	6,145	1,834,390
Net income	$3,177,154	$2,014,787	$105,701	$4,353,647
Other comprehensive (loss) income	(31,524)	39,511	(126,382)	210,651
Comprehensive income (loss)	$3,145,630	$2,054,298	$(20,681)	$4,564,298
Income (loss) available to common shares	$2,661,990	$1,501,133	$(1,438,654)	$3,602,383
Per Common Share Amounts:
Basic earnings (loss) per common share	$0.26	$0.15	$(0.14)	$0.35
Weighted average common shares outstanding - basic	10,418,153	10,200,321	10,351,930	10,155,874
Diluted earnings (loss) per common share	$0.25	$0.14	$(0.14)	$0.35
Weighted average common shares outstanding - diluted	10,622,155	10,395,653	10,351,930	10,348,468

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2009	$30,655,060	$130,687	$(18,544,173)	$55,247,464	$192,773	$49,279,559	$116,961,370
Comprehensive income:
Net income	-	-	-	-	-	105,701	105,701
Change in unrealized loss on investment securities, net of tax	-	-	-	-	(126,382)	-	(126,382)
Comprehensive income (loss)	-	-	-	-	(126,382)	105,701	(20,681)
Common stock dividends ($0.095 per share)	-	-	-	-	-	(3,024,092)	(3,024,092)
Preferred stock dividends	-	-	-	-	-	(1,220,175)	(1,220,175)
Accretion of discount on preferred stock	324,180	-	-	-	-	(324,180)	-
Stock options excercised	-	-	297,504	(100,675)	-	-	196,829
Stock option and award expense	-	-	-	432,793	-	-	432,793
Commmon stock issued under dividend reinvestment plan (102,498 shares)	-	-	402,798	254,596	-	-	657,394
Common stock issued under equity trust plan (194,320 shares)	-	-	(444,686)	444,686	-	-	-
Restricted stock awards issued, net (48,400 shares)	-	-	197,520	(197,520)	-	-	-
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (11,655 shares)	-	-	(78,374)	-	-	-	(78,374)
Purchase of equity trust shares	-	-	(219,785)	-	-	-	(219,785)
Distribution of equity trust shares (33,742 shares)	-	-	401,524	(401,524)	-	-	-
Equity trust expense	-	-	-	501,313	-	-	501,313
Tax expense from release of equity shares	-	-	-	(66,224)	-	-	(66,224)
Excess tax benefit from stock-based compensation	-	-	-	2,722	-	-	2,722
Balance, June 30, 2010	$30,979,240	$130,687	$(17,987,672)	$56,117,631	$66,391	$44,816,813	$114,123,090

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)

	Nine Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$105,701	$4,353,647
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,379,282	1,409,024
Net deferred loan costs	1,628,422	2,070,332
Debt and equity securities premiums and discounts, net	95,345	117,353
Equity trust expense, net	501,313	495,170
Stock option and award expense	432,793	357,944
Provision for loan losses	21,814,000	16,509,985
Provision for losses on real estate acquired in settlement of loans	1,564,700	503,302
(Gains) losses on sales of real estate acquired in settlement of loans	(47,620)	146,483
Originations of mortgage loans held for sale	(1,228,484,966)	(1,637,934,201)
Proceeds from sales of mortgage loans held for sale	1,182,300,432	1,543,779,588
Gain on sales of mortgage loans held for sale	(5,763,432)	(9,734,588)
Loss on equity securities available for sale	-	155,500
Gain on sales of debt securities available for sale	-	(398,886)
Increase in cash value of bank-owned life insurance	(820,810)	(808,991)
(Increase) decrease in deferred tax asset	(2,381,535)	2,048,774
Excess tax benefit from stock-based compensation Excess tax benefit from stock-based compensation	(2,722)	(13,515)
Tax expense for release of equity trust shares	66,224	-
(Decrease) increase in accrued expenses	(652,113)	804,787
Decrease in current income taxes payable	(1,250,278)	(624,182)
Changes in other assets and liabilities	(3,478,936)	(481,222)
Net adjustments	(33,099,901)	(81,597,343)
Net cash used in operating activities	(32,994,200)	(77,243,696)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of time deposits in other banks	-	99,000
Maturities of debt securities available for sale	16,500,000	4,000,000
Sales of debt securities available for sale	-	51,050,500
Principal payments on mortgage-backed securities	5,197,952	3,485,042
Redemption of Federal Home Loan Bank stock	12,205,600	4,571,500
Sales of real estate acquired in settlement of loans receivable	7,242,956	6,093,225
Purchases of:
Debt securities available for sale	(19,007,933)	(61,707,758)
Mortgage-backed securities available for sale	-	(7,003,443)
Federal Home Loan Bank stock	(6,441,100)	(5,325,200)
Premises and equipment	(1,219,751)	(811,815)
Net decrease (increase) in loans receivable	24,841,379	(93,755,344)
Net cash provided by (used in) investing activities	$39,319,103	$(99,304,293)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR NINE MONTHS
ENDED JUNE 30, 2010 AND JUNE 30, 2009, CONTINUED (UNAUDITED)

	Nine Months Ended
	June 30,
	2010	2009
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(45,665,871)	$244,301,247
Proceeds from (repayment of) Federal Home Loan Bank advances, net	31,900,000	(144,500,000)
Proceeds from Federal Reserve Bank borrowings, net	-	90,000,000
Repayment of notes payable	-	(7,640,000)
Net decrease in due to other banks	-	(14,377,831)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(628,220)	379,012
Proceeds from cash received in dividend reinvestment plan	657,394	560,413
Proceeds from issuance of preferred stock and common stock warrants	-	32,501,768
Proceeds from stock options excercised	196,829	103,773
Purchase of equity trust shares	(219,785)	(211,358)
Excess tax benefit for stock based compensation	2,722	13,515
Tax expense for release of equity trust shares	(66,224)	-
Dividends paid on common stock	(3,024,092)	(2,935,671)
Dividends paid on preferred stock	(1,220,175)	(537,781)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(78,374)	(28,181)
Net cash (used in) provided by financing activities	(18,145,796)	197,628,906
Net (decrease) increase in cash and cash equivalents	(11,820,893)	21,080,917
Cash and cash equivalents at beginning of period	37,450,664	29,077,862
Cash and cash equivalents at end of period	$25,629,771	$50,158,779

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$12,905,274	$17,048,687
Interest on advances from FHLB	1,403,441	2,951,560
Interest on Federal Reserve borrowings	484	307,822
Interest on subordinated debentures	396,031	635,958
Interest on note payable	-	114,323
Cash paid during the period for interest	14,705,230	21,058,350
Income taxes, net	3,624,000	501,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	16,345,734	5,527,487

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Pulaski Service Corporation.  All significant intercompany accounts and transactions have been eliminated.  The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of obligations on its subordinated debentures.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2010 and September 30, 2009 and its results of operations for the three- and nine-month periods ended June 30, 2010 and 2009.  The results of operations for the three- and nine-month periods ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2009 contained in the Company’s 2009 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of June 30, 2010, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.	PREFERRED STOCK

In January 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis, based upon the estimated market values of the preferred stock and the warrant.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings.  Such accretion does not reduce net income, but reduces income available to common shares.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$3,177,154	$2,014,787	$105,701	$4,353,647
Less:
Preferred dividends declared	(406,725)	(406,725)	(1,220,175)	(537,781)
Accretion of discount on preferred stock	(108,439)	(106,929)	(324,180)	(213,483)
Income (loss) available to common shares	$2,661,990	$1,501,133	$(1,438,654)	$3,602,383

Weighted average common shares outstanding - basic	10,418,153	10,200,321	10,351,930	10,155,874
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	137,330	96,968	-	95,657
Equivalent shares - employee stock options and awards	8,118	52,715	-	51,409
Equivalent shares - common stock warrant	58,554	45,649	-	45,528
Weighted average common shares outstanding - diluted	10,622,155	10,395,653	10,351,930	10,348,468

Earnings (loss) per common share:
Basic	$0.26	$0.15	$(0.14)	$0.35
Diluted	$0.25	$0.14	$(0.14)	$0.35

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

The following options and warrants to purchase common shares during the three- and nine-month period ended June 30, 2010 and 2009 were not included in the respective computations of diluted earnings per share since they were considered anti-dilutive because there was either a net loss for the period or the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares.  The options expire in various periods from 2013 through 2020, respectively, and the warrant expires in 2019.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of option shares excluded	667,507	723,958	970,504	705,902
Equivalent anti-dilutive shares	493,457	665,729	540,841	686,929
Number of warrant shares excluded	-	-	778,421	-
Equivalent anti-dilutive shares	-	-	62,776	-

4.      STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  Except as described below, all stock option awards issued during the nine months ended June 30, 2010 were granted with an exercise price equal to the market value of the Company’s shares at the date of grant and all stock option and stock grant awards vest over a period of two to five years.  In October 2009, stock grants for 11,016 shares of the Company’s common stock were awarded to directors with terms providing for vesting of 5,508 shares immediately and 5,508 shares in twelve months.  The exercise period for stock options generally may not exceed 10 years from the date of grant.  Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding funds related to the program.  Under the Treasury’s guidelines, golden parachute payments are defined to include any payment resulting from a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.

A summary of the Company’s stock option program as of June 30, 2010 and changes during the nine-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2009	930,306	$9.82
Granted	15,000	7.25
Exercised	(72,900)	2.70
Forfeited	(18,900)	10.07
Outstanding at June 30, 2010	853,506	$10.38	$98,734	6.2
Exercisable at June 30, 2010	550,627	$10.52	$89,427	5.2

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2010 was $1.79 per share.  As of June 30, 2010, the total unrecognized compensation expense related to non-vested stock options and awards was $891,000 and the related weighted average period over which it is expected to be recognized is 2.1 years.

The fair value of stock options granted during the nine-month periods ended June 30, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

	Nine Months Ended
	June 30,
	2010	2009
Risk free interest rate	2.44%	4.30%
Expected volatility	38.59%	35.53%
Expected life in years	5.6	5.4
Dividend yield	4.37%	4.27%
Expected forfeiture rate	3.37%	3.37%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff.  The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company, and paid into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to Company shares purchased in the open market and cash.  Should the participants voluntarily leave the Company, they forego any unvested accrued benefits.

At June 30, 2010, there were 488,289 shares in the plan with an aggregate value of $4.5 million, which were included in treasury stock in the Company’s consolidated financial statements, including 274,570 shares that were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.      INCOME TAXES

Deferred tax assets totaled $11.7 million and $9.3 million at June 30, 2010 and September 30, 2009, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at June 30, 2010 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At June 30, 2010, the Company had $167,000 of unrecognized tax benefits, $134,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2010, the Company had approximately $33,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2006 through 2009 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.      DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2010 and September 30, 2009 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010:
Available for Sale:
Debt securities	$4,505,569	$1,729	$-	$4,507,298

Weighted average rate at end of period	0.30%

September 30, 2009:
Available for Sale:
Debt securities	$1,999,590	$-	$(2,194)	$1,997,396

Weighted average rate at end of period	0.16%

The summary below displays the length of time the securities available for sale were in a continuous unrealized loss position as of June 30, 2010 and September 30, 2009.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

Length of Time in Continuous Unrealized Loss Position at June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$-	$-	$-	$-	$-	$-

Percent of total	-	-	$-	$-	-	-

	Length of Time in Continuous Unrealized Loss Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$1,997,396	$2,194	$-	$-	$1,997,396	$2,194

Percent of total	100.0%	100.0%	$-	$-	100.0%	100.0%

7.      MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$33	$-	$(2)	$31
Ginnie Mae	198,902	23,886	-	222,788
Fannie Mae	10,829,842	501,671	-	11,331,513
Total mortgage-backed securities	11,028,777	525,557	(2)	11,554,332
Collateralized mortgage obligations:
Freddie Mac	14,015	3	-	14,018
Total held to maturity	$11,042,792	$525,560	$(2)	$11,568,350

Weighted average rate at end of period	4.15%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$446,911	$34,491	$-	$481,402
Fannie Mae	787,148	3,018	-	790,166
Total mortgage-backed securities	1,234,059	37,509	-	1,271,568
Collateralized mortgage obligations:
Freddie Mac	1,009,676	21,738	-	1,031,414
Ginnie Mae	4,532,727	8,922	-	4,541,649
Fannie Mae	4,741,227	37,184	-	4,778,411
Total collateralized mortgage obligations	10,283,630	67,844	-	10,351,474
Total available for sale	$11,517,689	$105,353	$-	$11,623,042

Weighted average rate at end of period	4.14%

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held To Maturity:
Mortgage-backed securities:
Freddie Mac	$231	$6	$-	$237
Ginnie Mae	219,247	24,025	-	243,272
Fannie Mae	11,839,470	276,050	(2,856)	12,112,664
Total	12,058,948	300,081	(2,856)	12,356,173

Collateralized mortgage obligations:
Freddie Mac	18,846	-	(53)	18,793
Total	18,846	-	(53)	18,793

Total held to maturity	$12,077,794	$300,081	$(2,909)	$12,374,966

Weighted average rate at end of period	4.39%

Available For Sale:
Mortgage-backed securities:
Ginnie Mae	$514,944	$28,716	$-	$543,660
Fannie Mae	1,292,870	9,659	-	1,302,529
Total	1,807,814	38,375	-	1,846,189

Collateralized mortgage obligations:
Freddie Mac	1,503,822	52,233	-	1,556,055
Ginnie Mae	7,303,502	158,052	-	7,461,554
Fannie Mae	5,158,890	64,460	-	5,223,350

Total	13,966,214	274,745	-	14,240,959

Total available for sale	$15,774,028	$313,120	$-	$16,087,148

Weighted average rate at end of period	4.14%

The summary below displays the length of time mortgage-backed securities held to maturity and available for sale were in a continuous unrealized loss position as of June 30, 2010 and September 30, 2009.  The unrealized losses were not deemed to be other-than-temporary. The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at June 30, 2010
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$24	$2	$-	$-	$24	$2

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

	Length of Time in Continuous Unrealized Loss Position at September 30, 2009
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Held To Maturity:
Mortgage-backed securities	$1,580,173	$2,856	$-	$-	$1,580,173	$2,856
Collateralized mortgage obligations	18,846	53	-	-	18,846	53
Total held to maturity	$1,599,019	$2,909	$-	$-	$1,599,019	$2,909

Percent of total	100.0%	100.0%	-	-	100.0%	100.0%

8.	LOANS RECEIVABLE

Loans receivable at June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30,	September 30,
	2010	2009
Real estate mortgage:
Residential first mortgage	$254,425,449	$248,798,923
Residential second mortgage	64,936,826	72,083,535
Home equity lines of credit	209,350,549	227,141,590
Multi-family residential	44,666,185	44,462,990
Commercial real estate	258,259,961	231,270,107
Land acquisition and development	76,588,457	80,258,931
Real estate construction and development:
Residential	8,340,653	19,664,258
Multi-family	4,181,475	6,864,072
Commercial	20,071,539	59,429,776
Commercial and industrial	146,205,364	154,972,793
Consumer and installment	3,802,669	4,170,863
	1,090,829,127	1,149,117,838
Add (less):
Deferred loan costs	4,027,564	4,369,122
Loans in process	(570,786)	(812,946)
Allowance for loan losses	(26,820,596)	(20,579,170)
Total	$1,067,465,309	$1,132,094,844
Weighted average interest rate at end of period	5.39%	5.33%
Specific loan loss allowance on impaired loans	$5,857,544	$6,822,942
Balance of impaired loans with specific allowance	15,418,869	19,753,191
Balance of impaired loans with no specific allowance	42,912,688	39,198,182
Ratio of allowance to total outstanding loans	2.46%	1.79%

The following table summarizes the activity in the allowance for loan losses for the nine months ended June 30, 2010 and 2009:

	2010	2009
Balance, beginning of period	$20,579,170	$12,761,532
Provision charged to expense	21,814,000	16,509,985
Charge-offs	(16,009,899)	(8,579,248)
Recoveries	437,325	51,201
Net charge-offs	(15,572,574)	(8,528,047)
Balance, end of period	$26,820,596	$20,743,470

Included in non-performing assets at June 30, 2010 and September 30, 2009 were $33.3 million and $35.0 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  At June 30, 2010, $26.2 million, or 78.7%, of these loans were performing as agreed under the modified terms of the loans compared with $22.6 million, or 64.7%, at September 30, 2009.  A loan classified as a troubled debt restructuring will remain on non-accrual and will be included in non-performing assets until the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.  Accordingly, excluded from non-performing assets at June 30, 2010 and March 31, 2010 were $8.0 million and $6.2 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.

9.	DEPOSITS

Deposits at June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$127,389,290	-	$103,398,563	-
Interest-bearing checking	361,430,625	0.91%	263,019,571	1.25%
Passbook savings accounts	30,806,028	0.17%	28,874,588	0.24%
Money market	214,917,624	0.48%	253,995,786	0.76%
Total transaction accounts	734,543,567	0.60%	649,288,508	0.81%

Certificates of deposit:
Retail	330,422,229	2.34%	348,622,361	2.63%
CDARS	72,591,741	0.68%	110,240,370	1.54%
Brokered	8,405,832	5.23%	83,478,000	2.67%
Total certificates of deposit	411,419,802	2.10%	542,340,731	2.42%

Total deposits	$1,145,963,369	1.14%	$1,191,629,239	1.54%

10.	FAIR VALUE MEASUREMENTS

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

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the nine months ended June 30, 2010, the Company reviewed goodwill for impairment as of June 30, 2010 in addition to its annual review at September 30, 2009.  No impairment losses were recognized during fiscal year 2009 or the nine months ended June 30, 2010.

The following disclosures for September 30, 2009 exclude certain non-financial assets and liabilities, which were deferred under the provisions of ASC Topic 820.  Such non-financial assets include foreclosed real estate, long-lived assets and goodwill, which are written down to fair value if considered impaired.

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2010 and September 30, 2009 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$4,507	$-	$4,507	$-
Mortgage-backed securities available for sale	11,623	-	11,623	-
Interest-rate swap	1,543	-	1,543	-
Total assets	$17,673	$-	$17,673	$-
Liabilities:
Interest-rate swap	$1,543	$-	$1,543	$-
Total liabilities	$1,543	$-	$1,543	$-

	Carrying Value at September 30, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$1,997	$-	$1,997	$-
Mortgage-backed securities available for sale	16,087	-	16,087	-
Interest-rate swap	1,170	-	1,170	-
Total assets	$19,254	$-	$19,254	$-
Liabilities:
Interest-rate swap	$1,170	$-	$1,170	$-
Total liabilities	$1,170	$-	$1,170	$-

Assets that were recorded at fair value on a non-recurring basis at June 30, 2010 and September 30, 2009 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at June 30, 2010				the Quarter
		Fair Value Measurements Using			Ended June 30,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Mortgage loans held for sale	$210	$-	$210	$-	$-
Impaired loans, net	9,561	-	3,311	6,250	370
Real estate acquired in settlement of loans	16,040	-	-	16,040	2,152
Total assets	$25,811	$-	$3,521	$22,290	$2,522

					Total Losses
					Recognized in
	Carrying Value at September 30, 2009				the Year Ended
		Fair Value Measurements Using			September 30,
	Total	Level 1	Level 2	Level 3	2009
	(In thousands)
Assets:
Loans held for sale	$2,096	$-	$2,096	$-	$-
Impaired loans, net	9,888	-	9,003	885	6,015
Total assets	$11,984	$-	$11,099	$885	$6,015

11.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30, 2010		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$25,630	$25,630	$37,451	$37,451
Debt securities – AFS	4,507	4,507	1,997	1,997
Capital stock of FHLB	5,885	5,885	11,650	11,650
Mortgage-backed securities - HTM	11,043	11,568	12,078	12,375
Mortgage-backed securities - AFS	11,623	11,623	16,087	16,087
Loans receivable held for sale	161,078	164,445	109,130	111,247
Loans receivable	1,067,465	1,104,178	1,132,095	1,158,721
Accrued interest receivable	4,615	4,615	4,907	4,907
Interest-rate swap assets	1,543	1,543	1,170	1,170

LIABILITIES:
Deposit transaction accounts	734,544	734,544	649,289	649,289
Certificate of deposits	411,420	416,847	542,341	550,175
Advances from the FHLB	92,900	94,377	61,000	62,759
Subordinated debentures	19,589	19,583	19,589	19,591
Accrued interest payable	850	850	1,035	1,035
Interest-rate swap liabilities	1,543	1,543	1,170	1,170

	June 30, 2010		September 30, 2009
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate first and second mortgage loans	$90,384	$-	$105,157	$-
Commitments to originate commercial mortgage loans	20,162	-	41,027	-
Commitments to originate non-mortgage loans	16,134	-	1,600	-
Unused lines of credit	204,805	-	258,249	-

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at June 30, 2010 and September 30, 2009.

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	June 30,	September 30,
	2010	2009

Fair value recorded in other assets	$1,543,000	$1,170,000
Fair value recorded in other liabilities	1,543,000	1,170,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-month period ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Gross (gains) losses on derivative financial assets	$(440,000)	$619,000	$(373,000)	$(873,000)
Gross (gains) losses on derivative financial liabilities	440,000	(619,000)	373,000	873,000
Net loss (gain)	$-	$-	$-	$-

13.	GOODWILL

Goodwill totaled $3.9 million at June 30, 2010 and September 30, 2009, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the nine months ended June 30, 2010, the Company reviewed goodwill for impairment as of June 30, 2010 in addition to its annual review at September 30, 2009.  No impairment losses were recognized during fiscal year 2009 or the nine months ended June 30, 2010.

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

GENERAL

Pulaski Financial Corp., operating in its eighty-eighth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.39 billion in assets at June 30, 2010.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and five loan production offices in the St. Louis and Kansas City metropolitan areas.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area and the Company’s operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate. Commercial loan originations totaled $93.8 million and $278.7 million during the three and nine months ended June 30, 2010, respectively, compared with $98.9 million and $333.7 million during the same periods last year.  Although origination activity slowed during the 2010 periods compared with the prior year as the result of the distressed local and national economic climate, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  However, as the result of the weakened market demand for the Company’s loan products and the Company’s tightened underwriting standards, the commercial loan portfolio decreased $38.6 million during the nine-month period to $558.3 million at June 30, 2010.  In addition, during the nine months ended June 30, 2010, management decided to decrease the Company’s exposure to construction lending because of the weakened national and local economic conditions.  Commercial and multi-family construction and development loans decreased $42.0 million while commercial real estate loans increased $27.0 million primarily as the result of the conversion of certain maturing construction loans to permanent financing.  In addition, construction and development loans secured by residential properties decreased $11.3 million, land acquisition and development loans decreased $3.7 million and commercial and industrial loans decreased $8.8 million.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking account balances were $303.1 million at June 30, 2010 compared with $305.2 million at September 30, 2009.

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

Residential mortgage loans originated for sale to investors totaled $456.0 million and $1.23 billion during the three and nine months ended June 30, 2010 compared with $728.9 million and $1.64 billion during the same 2009 periods, respectively.  The origination activity the Company experienced in the 2009 periods represented historically high levels driven by consumer demand for mortgage refinancings that resulted from the low interest rate environment existing during most of 2009.  The reduced activity during the 2010 periods reflected softening market demand.  Mortgage loan refinancing activity represented approximately 40% of total loan originations during the nine months ended June 30, 2010 compared with 55% during the same 2009 period.

Residential loans sold to investors for the three months ended June 30, 2010 totaled $382.2 million, which generated mortgage revenues totaling $1.8 million, compared with $672.7 million of loans sold and $4.4 million in revenues for the three months ended June 30, 2009.  Residential loans sold to investors for the nine months ended June 30, 2010 totaled $1.18 billion, which generated mortgage revenues totaling $6.1 million, compared with $1.54 billion of loans sold and $10.3 million in revenues for the nine months ended June 30, 2009.  The net profit margin on loans sold decreased to 0.46% and 0.52% for the three and nine months ended June 30, 2010, respectively, compared with 0.66% and 0.67% for the same 2009 periods, respectively.  The Company was able to absorb the increased loan origination and sales volumes that it experienced in the 2009 periods without significantly adding direct, fixed costs to its infrastructure resulting in higher profit margins.  Accordingly, such fixed costs did not decline in proportion to the decreased activity in the 2010 periods, resulting in lower net profit margins.  Loans originated for sale during the nine months ended June 30, 2010 exceeded loans sold, resulting in a $51.9 million, or 48%, increase in mortgage loans held for sale to $161.1 million at June 30, 2010 from $109.1 million at September 30, 2009.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives, resulting in an increase of $85.3 million, or 13%, to $734.5 million at June 30, 2010 from $649.3 million at September 30, 2009.  Checking accounts, which represent the cornerstone product in a customer relationship, increased $122.4 million to $488.8 million at June 30, 2010 from $366.4 million at September 30, 2009 primarily as the result of growth in deposits from commercial and retail customers, and movement of money market accounts and maturing CDARS time deposits into checking accounts.  Also enhancing its ability to attract core deposits, the Bank participates in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts decreased $39.1 million to $214.9 million at June 30, 2010 from $254.0 million at September 30, 2009 primarily as the result of a shift in such deposits into interest-bearing checking accounts.  Primarily as the result of declining market interest rates, the weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 0.91% and 0.48%, respectively, at June 30, 2010 compared with 1.25% and 0.76% at September 30, 2009.

Certificates of deposit decreased $130.9 million to $411.4 million at June 30, 2010 from $542.3 million at September 30, 2009, primarily as the result of a $75.0 million decrease in brokered time deposits to $8.4 million, and a $37.6 million decrease in CDARS time deposits to $72.6 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Higher-cost, maturing brokered time deposits were repaid with proceeds from the increase in core deposits and the proceeds from lower-cost borrowings from the Federal Home Loan Bank.  Total deposits decreased $45.7 million, or 3.83%, to $1.15 billion at June 30, 2010 from $1.19 billion at September 30, 2009 primarily as the result of the decrease in brokered time deposits.  Excluding the decrease in brokered time deposits, total deposits increased $29.4 million, or 2.65%.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $1.0 million and $2.8 million for the three and nine months ended June 30, 2010, respectively, compared with $980,000 and $2.9 million for the same 2009 periods, respectively.  The increase in retail banking fees during the June 2010 quarter resulted from a change in deposit fee structure.

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

	Three Months Ended
	June 30, 2010			June 30, 2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$295,509	$4,378	5.93%	$322,564	$5,023	6.23%
Commercial	590,971	7,698	5.21%	627,216	7,834	5.00%
Home equity lines of credit	213,409	2,103	3.94%	233,008	2,171	3.73%
Consumer	3,486	37	4.17%	3,635	46	5.20%
Total loans receivable	1,103,375	14,216	5.15%	1,186,423	15,074	5.08%
Mortgage loans held for sale	120,875	1,437	4.75%	174,728	2,047	4.69%
Securities and other	58,249	269	1.85%	56,537	374	2.65%
Total interest-earning assets	1,282,499	15,922	4.97%	1,417,688	17,495	4.94%
Non-interest-earning assets	79,052			66,062
Total assets	$1,361,551			$1,483,750

Interest-bearing liabilities:
Interest-bearing checking	$350,924	867	0.99%	$225,110	781	1.39%
Passbook savings	30,541	12	0.16%	27,092	13	0.20%
Money market	226,950	467	0.82%	154,305	318	0.82%
Certificates of deposit	424,384	2,407	2.27%	594,676	3,888	2.61%
Total interest-bearing deposits	1,032,799	3,753	1.45%	1,001,183	5,000	2.00%
FHLB advances	69,484	341	1.96%	103,711	841	3.25%
Federal Reserve borrowings	121	-	0.75%	118,297	80	0.27%
Subordinated debentures	19,589	127	2.59%	19,589	172	3.50%
Total interest-bearing liabilities	1,121,993	4,221	1.50%	1,242,780	6,093	1.96%
Non-interest bearing liabilities:
Non-interest bearing deposits	112,279			106,258
Other non-interest bearing liabilities	11,930			14,422
Total non-interest-bearing liabilities	124,209			120,680
Stockholders' equity	115,349			120,290
Total liabilities and stockholders' equity	$1,361,551			$1,483,750

Net interest income		$11,701			$11,402

Interest rate spread (2)			3.47%			2.98%

Net interest margin (3)			3.65%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.31%			114.07%

(1) Includes non-accrual loans with an average balance of $19.0 million and $20.3 million for the three months ended June 30, 2010 and 2009, respectively.

(2) Yield on interest-earning assets less cost of interest-bearing  liabilities.

(3) Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2010			June 30, 2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$299,745	$13,754	6.12%	$334,224	$16,096	6.42%
Commercial	605,994	23,315	5.13%	589,361	22,022	4.98%
Home equity lines of credit	219,412	6,540	3.97%	230,569	7,040	4.07%
Consumer	3,560	119	4.47%	3,656	154	5.62%
Total loans receivable	1,128,711	43,728	5.17%	1,157,810	45,312	5.22%
Mortgage loans held for sale	116,968	4,150	4.73%	125,844	4,471	4.74%
Securities and other	69,003	939	1.81%	58,923	1,204	2.72%
Total interest-earning assets	1,314,682	48,817	4.95%	1,342,577	50,987	5.06%
Non-interest-earning assets	73,776			71,160
Total assets	$1,388,458			$1,413,737

Interest-bearing liabilities:
Interest-bearing checking	$324,441	2,781	1.14%	$206,822	2,649	1.71%
Passbook savings	29,359	46	0.21%	26,116	38	0.20%
Money market	241,552	1,805	1.00%	143,365	1,151	1.07%
Certificates of deposit	458,571	8,087	2.35%	566,524	12,598	2.96%
Total interest-bearing deposits	1,053,923	12,719	1.61%	942,827	16,436	2.32%
FHLB advances	79,660	1,404	2.35%	138,088	2,927	2.83%
Federal Reserve borrowings	109	-	0.59%	89,125	295	0.44%
Note payable	-	-	-	3,106	113	4.87%
Subordinated debentures	19,589	378	2.57%	19,589	618	4.21%
Total interest-bearing liabilities	1,153,281	14,501	1.68%	1,192,735	20,389	2.28%
Non-interest bearing liabilities:
Non-interest bearing deposits	104,044			100,781
Other non-interest bearing liabilities	13,135			14,234
Total non-interest-bearing liabilities	117,179			115,015
Stockholders' equity	117,998			105,987
Total liabilities and stockholders' equity	$1,388,458			$1,413,737

Net interest income		$34,316			$30,598

Interest rate spread (2)			3.27%			2.78%

Net interest margin (3)			3.48%			3.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	113.99%			112.56%

(1) Includes non-accrual loans with an average balance of $20.2 million and $15.3 million for the nine months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended			Nine Months Ended
	June 30, 2010 vs 2009			June 30, 2010 vs 2009
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(409)	$(236)	$(645)	$(1,612)	$(730)	$(2,342)
Commercial	(1,604)	1,468	(136)	625	668	1,293
Home equity lines of credit	(626)	558	(68)	(332)	(168)	(500)
Consumer	(2)	(7)	(9)	(4)	(31)	(35)
Total loans receivable	(2,641)	1,783	(858)	(1,323)	(261)	(1,584)
Mortgage loans held for sale	(788)	178	(610)	(310)	(11)	(321)
Securities and other	(150)	45	(105)	(163)	(102)	(265)
Net change in income on interest earning assets	(3,579)	2,006	(1,573)	(1,796)	(374)	(2,170)

Interest-bearing liabilities:
Interest-bearing checking	1,245	(1,159)	86	1,570	(1,438)	132
Passbook savings	8	(9)	(1)	5	3	8
Money market	149	-	149	779	(125)	654
Certificates of deposit	(1,018)	(463)	(1,481)	(2,167)	(2,344)	(4,511)
Total interest-bearing deposits	384	(1,631)	(1,247)	187	(3,904)	(3,717)
FHLB advances	(227)	(273)	(500)	(1,088)	(435)	(1,523)
Federal Reserve borrowings	(437)	357	(80)	(419)	124	(295)
Note payable	-	-	-	(57)	(56)	(113)
Subordinated debentures	-	(45)	(45)	-	(240)	(240)
Net change in expense on interest bearing liabilities	(280)	(1,592)	(1,872)	(1,377)	(4,511)	(5,888)

Change in net interest income	$(3,299)	$3,598	$299	$(419)	$4,137	$3,718

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended June 30, 2010 of $3.2 million compared with net income of $2.0 million during the same quarter last year.  For the nine months ended June 30, 2010, the Company reported net income of $106,000 compared with net income of $4.4 million during the same period last year.  The Company reported net income available to common shares for the quarter ended June 30, 2010 of $2.7 million, or $0.25 per diluted common share on 10.6 million average diluted shares outstanding, compared with net income available to common shares of $1.5 million, or $0.14 per diluted common share on 10.4 million average diluted shares outstanding, during the same quarter last year. For the nine months ended June 30, 2010, the Company reported a net loss available to common shares of $1.4 million, or $0.14 per diluted common share on 10.4 million average diluted shares outstanding, compared with net income available to common shares of $3.6 million, or $0.35 per diluted common share on a 10.3 million average diluted shares outstanding, for the same period a year ago. Results for the three and nine months ended June 30, 2010 were negatively impacted by provisions for loan losses totaling $4.5 million and $21.8 million, respectively, compared with $6.2 million and $16.5 million, respectively, for the same periods in 2009.  Also reducing income available to common shares for the three and nine months ended June 30, 2010 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $515,000, or $0.05 per diluted common share, and $1.5 million, or $0.15 per diluted common share, respectively, compared with $514,000, or $0.05 per diluted common share, and $751,000 or $0.07 per diluted common share, in the comparable 2009 periods, respectively.

Net interest income rose 3.0%, or $299,000, to $11.7 million for the quarter ended June 30, 2010 compared with $11.4 million for the same period last year primarily as the result of an increase in the net interest margin, largely offset by a decrease in the average balance of interest-earning assets.  The net interest margin increased to 3.65% for the quarter ended June 30, 2010 compared with 3.22% for the quarter ended June 30, 2009 primarily as the result of a market-driven decline in the cost of deposits and wholesale borrowings.  The average balance of interest-earning assets decreased to $1.28 billion for the quarter ended June 30, 2010 compared with $1.42 billion for the quarter ended June 30, 2009 primarily at the result of declines in the average balances of loans receivable and mortgage loans held for sale.

For the nine months ended June 30, 2010, net interest income rose to $34.3 million compared with $30.6 million for the same nine-month period last year primarily as the result of an increase in the net interest margin to 3.48% for the nine months ended June 30, 2010 compared with 3.04% for the 2009 period.  The net interest margin during the nine-month period also benefited from a market-driven decline in the cost of deposits and wholesale borrowings.  The average balance of interest-earning assets decreased to $1.31 billion for the nine months ended June 30, 2010 compared with $1.34 billion for the nine months ended June 30, 2009 primarily at the result of declines in the average balances of loans receivable and mortgage loans held for sale, partially offset by an increase in the average balance of other interest-earning assets.

Total interest and dividend income decreased 9.0% to $15.9 million for the quarter ended June 30, 2010, compared with $17.5 million for the same quarter last year and decreased 4.3% to $48.8 million for the nine months ended June 30, 2010 compared with $51.0 million for the same period a year ago primarily as the result of decreases in interest income on loans receivable and mortgage loans held for sale.

Interest income on loans receivable decreased 5.7% to $14.2 million for the quarter ended June 30, 2010, compared with $15.1 million for the same quarter last year as the result of a decrease in the average balance partially offset by an increase in the average yield.  The average balance of loans receivable decreased to $1.10 billion during the three months ended June 30, 2010, compared with $1.19 billion during the same 2009 period primarily as the result of weakened market demand for the Company’s loan products and the Company’s tightened underwriting standards.  The average yield on loans receivable increased to 5.15% during the three months ended June 30, 2010 compared with 5.08% during the same 2009 period primarily as the result of an increase in the average yield on home equity loans and an increase in the average yield on commercial loans, partially offset by a decrease in the average yield on residential first mortgages.  The yield on home equity loans benefitted from decreased amortization of deferred origination costs as the Bank began passing through such costs to its customers.  The yield on commercial loans benefitted from the implementation of interest-rate floors on new and renewing loans.

For the nine-month periods, interest income on loans receivable decreased 3.5% to $43.7 million for the 2010 period, compared with $45.3 million for the 2009 period.  The average balance of loans receivable was $1.13 billion for the nine month period ended June 30, 2010 compared with $1.16 billion during the same 2009 period while the average yield on loans receivable decreased to 5.17% during the nine months ended June 30, 2010 from 5.22% for the same period a year ago primarily as the result of market-driven declines in the average yields on residential mortgage and home equity loans partially offset by an increase in the average yield on commercial loans.

Interest income on mortgage loans held for sale decreased 29.8% to $1.4 million for the quarter ended June 30, 2010, compared with $2.0 million for the same quarter last year as the result of a decrease in the average balance, partially offset by a market-driven, six-basis point increase in the average yield.  The average balance of mortgage loans held for sale decreased to $120.9 million during the three months ended June 30, 2010 compared with $174.7 million during the same 2009 period as the result of decreased origination activity.  The average yield on mortgage loans held for sale was 4.75% during the three months ended June 30, 2010 compared with 4.69% during the same 2009 period. See Results of Community Banking Strategy – Retail Mortgage Lending.

For the nine month periods, interest income on mortgage loans held for sale decreased 7.2% to $4.2 million for the 2010 period, compared with $4.5 million for the same period last year primarily as the result of a decrease in the average balance.  The average balance of mortgage loans held for sale decreased to $117.0 million during the nine months ended June 30, 2010 compared with $125.8 million during the same 2009 period as the result of increased origination activity.  The average yield on mortgage loans held for sale was 4.73% for the nine months ended June 30, 2010 compared with 4.74% for the nine months ended June 30, 2009.

Total interest expense decreased $1.9 million, or 30.7%, to $4.2 million for the quarter ended June 30, 2010 compared with $6.1 million for the quarter ended June 30, 2009 and decreased $5.9 million, or 28.9%, to $14.5 million for the nine months ended June 30, 2010 compared with $20.4 million for the same nine-month period last year. The lower expense was primarily the result of a decrease in the average cost of funds.  The average cost of funds decreased from 1.96% for the quarter ended June 30, 2009 to 1.50% for the quarter ended June 30, 2010 and the average balance of interest-bearing liabilities decreased from $1.24 billion to $1.12 billion during the same periods, respectively.  The decrease in the average balance of interest-bearing liabilities resulted primarily from a decrease in the average balance of borrowings from the Federal Reserve Bank of St. Louis (“Federal Reserve Bank”) and advances from the Federal Home Loan Bank of Des Moines (“FHLB”) partially offset by an increase in the average balance of deposits.  For the nine months ended June 30, 2010, the average cost of funds decreased to 1.68% from 2.28% for the same nine-month period last year and the average balance of interest-bearing liabilities decreased to $1.15 billion for the nine-month period ended June 30, 2010 compared to $1.19 billion for the same period a year ago.  The decreased average cost during the three- and nine-month periods was the result of lower market interest rates, growth in core deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $1.2 million, or 24.9%, to $3.8 million during the quarter ended June 30, 2010 compared with $5.0 million for the quarter ended June 30, 2009.  For the nine months ended June 30, 2010, interest expense on deposits was $12.7 million compared with $16.4 million for the same period a year ago.  The decreases were primarily the result of market-driven decreases in the average cost partially offset by increases in the average balance.  The average cost decreased to 1.45% for the quarter ended June 30, 2010 from 2.00% for the quarter ended June 30, 2009 while the average balance increased to $1.03 billion from $1.00 billion during the same periods, respectively.  For the nine-month periods, the average cost decreased to 1.61% in 2010 from 2.32% in 2009 while the average balance increased to $1.05 billion from $942.8 million during the same periods, respectively.  See Results of Community Banking Strategy – Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $501,000, or 59.5%, to $341,000 during the quarter ended June 30, 2010 compared with $841,000 for the quarter ended June 30, 2009 and decreased to $1.4 million during the nine months ended June 30, 2010 compared with $2.9 million for the same nine-month period last year primarily as the result of decreases in the average balance and average cost.  The average balance decreased to $69.5 million for the quarter ended June 30, 2010 from $103.7 million for the quarter ended June 30, 2009 and the average cost decreased from 3.25% to 1.96% during the same periods, respectively.  For the nine-month periods, the average balance decreased to $79.7 million during 2010 from $138.1 million during 2009 and the average cost decreased from 2.83% to 2.35% during the same periods, respectively.  The decreased average balance resulted from the repayment of such borrowings with proceeds from growth in deposits and sales of mortgage loans held for sale.  The decrease in the average cost was the result of lower market interest rates during the 2010 periods.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2010 was $4.5 million and $21.8 million respectively, compared with $6.2 million and $16.5 million, respectively, for the same periods a year ago.  The changes in the provision for the three- and nine-month periods were primarily due to a changes in the levels of net charge-offs and the balance of non-performing loans.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 38.9% to $3.7 million for the quarter ended June 30, 2010 compared with $6.1 million for the same period last year.  For the nine months ended June 30, 2010, total non-interest income decreased $3.9 million to $11.6 million compared with $15.4 million for the same nine-month period last year.  The decreases were primarily the result of lower mortgage revenues.  See Results of Community Banking Strategy – Retail Mortgage Lending.

Investment brokerage revenues totaled $610,000 and $1.4 million for the three and nine months ended June 30, 2010, respectively, compared with $365,000 and $1.0 million, respectively, for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw an increase in sales volumes during the June 2010 periods compared with the prior-year periods as a result of stronger market demand for fixed-income investment products in the midst of a favorable interest rate environment and weakened loan demand by the Company’s investment customers.

Gain on sales of securities totaled $244,000 for the nine months ended June 30, 2009 on sales of $51.1 million of debt securities classified as available for sale.  There were no such sales during the nine months ended June 30, 2010. Debt securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted to reflect fluctuations in the balances of the deposits they are securing.

Other non-interest income totaled $84,000 and $412,000 for the three and nine months ended June 30, 2010, respectively, compared with $70,000 and $185,000 for the same 2009 periods.  The increase for the nine-month period was primarily the result of a gain on the sale of the Company’s equity interest in a small-bank fund during January 2010.

Non-Interest Expense

Total non-interest expense decreased $1.2 million to $7.3 million for the quarter ended June 30, 2010 compared with $8.6 million for the same period a year ago.  For the nine months ended June 30, 2010, total non-interest expense increased $621,000 to $23.9 million compared with $23.3 million for the same nine-month period last year.

Salaries and employee benefits expense decreased $467,000 to $3.2 million for the quarter ended June 30, 2010 compared with $3.6 million for the quarter ended June 30, 2009 but increased $149,000 to $10.7 million for the nine months ended June 30, 2010 compared with $10.6 million for the nine months ended June 30, 2009.  The decrease from the prior-year quarter was primarily the result of a higher level of direct, fixed compensation costs deferred against mortgage loans originated. The increase for the nine months ended June 30, 2010 was primarily the result of additional expense for temporary employees related to the increased mortgage lending volumes and the addition of other key personnel to support the Company’s expanded operations.

Advertising expense decreased $114,000 to $135,000 for the three months ended June 30, 2010 compared with $249,000 for the three months ended June 30, 2009 and decreased $368,000 to $377,000 for the nine months ended June 30, 2010 compared with $744,000 for the nine months ended June 30, 2009.  The decreases were generally due to a reduction in the overall level of advertising during the 2010 periods resulting from a more focused effort to control such expenses.

Professional fees decreased $111,000 to $290,000 for the quarter ended June 30, 2010 compared with $402,000 for the quarter ended June 30, 2009.  The decrease was primarily the result of lower expenses associated with loan collection activity during the June 2010 quarter.  For the nine months ended June 30, 2010, professional fees increased $322,000 to $1.4 million compared with $1.0 million for the same nine-month period last year.  The increase was generally due to increased expenses related to regulatory compliance and increased loan collection activity during the nine months ended June 30, 2010 that resulted from the depressed economic environment.

FDIC deposit insurance premium expense decreased $671,000 to $493,000 for the three months ended June 30, 2010 compared with $1.2 million for the same period in 2009 and decreased $295,000 to $1.5 million for the nine months ended June 30, 2010 compared with $1.8 million for the nine months ended June 30, 2009.  The decrease for the three-month period was due to a $700,000 charge for an industry-wide FDIC special assessment in the June 2009 quarter.  No such assessment was incurred in the 2010 period.  The decrease for the nine-month period was due to the absence of the special assessment in 2010, partially offset by industry-wide increases in FDIC deposit insurance rates and deposit growth during the nine months ended June 30, 2010.

Income Taxes

The provision for income taxes decreased $366,000 to $410,000, or an effective rate of 11.42%, for the quarter ended June 30, 2010, compared with $776,000, or an effective rate of 27.80%, for the three months ended June 30, 2009.  For the nine months ended June 30, 2010, the provision for income taxes decreased $1.8 million to $6,000, or an effective rate of 5.49%, compared with $1.8 million, or an effective rate of 29.64%, for the same nine-month period last year.  The lower effective tax rates in the 2010 periods was primarily the result of a higher ratio of tax-exempt income on bank owned life insurance and tax-exempt interest on loans to total pre-tax income that resulted from the lower level of pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2010, March 31, 2010, and September 30, 2009 are summarized as follows:

	June 30,	March 31,	September 30,
	2010	2010	2009
Non-accrual loans:
Residential real estate:
First mortgage	$8,341,267	$5,662,202	$7,093,095
Second mortgage	1,685,222	777,938	629,183
Home equity	2,994,953	2,761,159	3,086,013
Commercial and multi-family real estate	2,104,247	3,108,588	2,594,526
Land acquisition and development	768,920	3,106,038	2,193,457
Real estate construction and development	875,607	1,465,644	7,454,604
Commercial and industrial	151,363	2,735,634	702,999
Consumer and other	112,480	98,476	219,849
Total non-accrual loans	17,034,059	19,715,679	23,973,726
Accruing loans past due 90 days or more:
Residential real estate:
First mortgage	-	-	1,394
Second mortgage	-	-	27,531
Home equity	-	-	42,720
Land acquisition and development	-	-	315,589
Total accruing loans past due 90 days or more	-	-	387,234
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	17,321,098	15,169,737	17,785,408
Second mortgage	1,619,570	1,639,419	2,062,096
Home equity	1,421,528	1,631,132	1,694,670
Commercial and multi-family real estate	164,564	164,564	-
Land acquisition and development Land acquisition and development	121,465	-	107,041
Real estate construction and development	3,577,880	4,674,305	100,404
Commercial and industrial	1,856,200	119,186	787,485
Consumer and other	85,000	87,345	91,967
Total current troubled debt restructurings	26,167,305	23,485,688	22,629,071
Past due under restructured terms:
Residential real estate:
First mortgage	5,278,251	8,125,665	2,787,514
Second mortgage	1,249,066	1,468,413	745,704
Home equity	463,603	321,189	150,153
Commercial and multi-family real estate	-	3,234,950	7,830,991
Land acquisition and development Land acquisition and development	-	121,718	57,277
Real estate construction and development	100,404	100,404	-
Commercial and industrial	-	177,958	776,938
Total past due troubled debt restructurings	7,091,324	13,550,297	12,348,577
Total troubled debt restructurings	33,258,629	37,035,985	34,977,648
Total non-performing loans	50,292,688	56,751,664	59,338,608
Real estate acquired in settlement of loans:
Residential real estate	4,038,452	3,133,915	3,386,106
Commercial real estate	12,001,856	10,765,629	5,068,504
Total real estate acquired in settlement of loans	16,040,308	13,899,544	8,454,610
Other nonperforming assets	-	-	-
Total non-performing assets	$66,332,996	$70,651,208	$67,793,218

Ratio of non-performing loans to total loans receivable	4.61%	5.11%	5.16%
Ratio of non-performing assets to totals assets	4.78%	5.16%	4.82%
Ratio of allowance for loan losses to non-performing loans	53.33%	46.68%	34.68%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.21%	3.00%	3.19%
Ratio of non-performing assets to totals assets	2.89%	3.45%	3.21%
Ratio of allowance for loan losses to non-performing loans	108.89%	79.59%	55.94%

Non-performing assets decreased $4.3 million to $66.3 million at June 30, 2010 compared with $70.7 million at March 31, 2010 primarily the result of a $2.7 million decrease in non-accrual loans and a $3.8 million decrease in troubled debt restructurings, partially offset by a $2.1 million increase in real estate acquired through foreclosure.  For the nine-month period, non-performing assets decreased $1.5 million from $67.8 million at September 30, 2009, primarily as the result of a $6.9 million decrease in non-accrual loans and a $1.7 million decrease in troubled debt restructurings partially offset by a $7.6 million increase in real estate acquired in settlement of loans.

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

Restructured residential loans totaled $27.4 million at June 30, 2010 compared with $28.4 million at March 31, 2010 and $25.2 million at September 30, 2009. Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.  During the three and nine months ended June 30, 2010, the Company restructured approximately $4.0 million and $17.9 million, respectively, of loans to troubled residential borrowers and returned approximately $4.6 million and $12.5 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  At June 30, 2010, $27.4 million, or 82% of total restructured loans, related to residential borrowers compared with $28.4 million, or 77% of total restructured loans, at March 31, 2010 and $25.2 million, or 72% of total restructured loans, at September 30, 2009.  At June 30, 2010, 74% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 65% at March 31, 2010 and 85% at September 30, 2009.  The fluctuations in the percentage of restructured residential loans that were performing under their modified terms were primarily the result of returning a portion of such loans to performing status during the three- and nine-months ended June 30, 2010.

Restructured commercial loans totaled $5.8 million at June 30, 2010 compared with $8.6 million at March 31, 2010 and $9.7 million at September 30, 2009.  Contributing to the decrease in commercial troubled debt restructurings during the nine month period ended June 30, 2010 was the foreclosure on and sale of the property securing the Company’s largest non-performing asset, a commercial real estate loan secured by a strip shopping center in Naples, Florida.  Although the Company’s lending practices generally limit lending outside of its two primary market areas, St. Louis and Kansas City, the loan was made to one of the Company’s St. Louis-based customers who had historically demonstrated successful performance.  The carrying value of the loan, which was included in past-due troubled debt restructurings, was $3.2 million and $7.8 million at March 31, 2010 and September 30, 2009.  The Company recorded a $3.2 million partial charge-off during the March 2010 quarter and subsequently sold the property for cash during May 2010.

Also contributing to the fluctuations in troubled debt restructurings and non-accrual loans during the nine-month period was the restructuring of a commercial relationship secured by a high-rise, residential condominium development in the St. Louis metropolitan area.  The loan was restructured during the December 2009 quarter because of the borrower’s weakened financial condition.  The terms of the restructuring primarily included an extension of the maturity date of the loan.  The balance of the loan at September 30, 2009 was $5.4 million, which was included in non-accrual loans.  The balance of the loan had paid down to $3.6 million and $4.7 million at June 30, 2010 and March 31, 2010, respectively, and was included in troubled debt restructurings on a non-accrual basis.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.

Non-accrual loans totaled $17.0 million at June 30, 2010 compared with $19.7 million at March 31, 2010 and $24.0 million at September 30, 2009.  The decrease during the three-month period was primarily due to a $6.5 million decrease in non-accrual commercial loans resulting primarily from the pay down, foreclosure or charge-off of such loans, partially offset by a $3.8 million increase in non-accrual residential loans.  The decrease during the nine-month period was primarily the result of the restructuring of the commercial loan discussed above that was secured by a high-rise, residential condominium development.  The restructuring resulted in a decrease in non-accrual loans and a corresponding increase in troubled debt restructurings.

Real estate acquired in settlement of loans increased to $16.0 million at June 30, 2010 compared with $8.5 million at September 30, 2009, and increased from $13.9 million at March 31, 2010.  Contributing to the increase during the nine-month period was the foreclosure, during the December 2009 quarter, on a commercial loan secured by a retail strip shopping center in the St. Louis metropolitan area resulting in a $1.8 million charge-off and a $6.8 million increase in real estate acquired in settlement of loans.

Real estate foreclosure losses and expense was $550,000 and $1.9 million for the three and nine months ended June 30, 2010, respectively, compared with $314,000 and $1.1 million for the same 2009 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The increased expense for the nine months ended June 30, 2010 was primarily the result of an $826,000 write-down in the March 2010 quarter of a parcel of raw ground, which was acquired through foreclosure in a prior period, due to an estimated decline in its fair market value based upon a new appraisal.

The following table summarizes the activity in the allowance for loan losses for the period indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$26,493,763	$18,467,535	$20,579,170	$12,761,532
Provision charged to expense	4,500,000	6,154,000	21,814,000	16,509,985
Charge-offs:
Residential real estate first mortgage	1,515,444	773,507	2,774,856	3,095,717
Residential real estate second mortgage	493,979	407,461	984,783	869,940
Home equity lines of credit	864,029	568,752	2,258,307	1,806,604
Land acquisition and development	818,100	1,837,175	1,144,690	1,837,175
Real estate construction & development	299,531	6,788	2,180,373	473,491
Commercial & multi-family real estate	385,178	-	4,323,493	-
Commercial & industrial	67,958	252,712	2,198,222	383,684
Consumer and other	37,618	37,632	145,175	112,637
Total charge-offs	4,481,837	3,884,027	16,009,899	8,579,248
Recoveries:
Residential real estate first mortgage	49,846	1,708	103,575	11,180
Residential real estate second mortgage	1,193	1,526	31,058	2,034
Home equity lines of credit	10,730	1,485	17,544	13,028
Real estate construction & development	-	-	5,000	-
Commercial and multi-family real estate	49,512	-	59,766	14,283
Commercial & industrial	196,517	-	212,321	-
Consumer and other	872	1,243	8,061	10,676
Total recoveries	308,670	5,962	437,325	51,201
Net charge-offs	4,173,167	3,878,065	15,572,574	8,528,047
Balance, end of period	$26,820,596	$20,743,470	$26,820,596	$20,743,470

The provision for loan losses for the three and nine months ended June 30, 2010 was $4.5 million and $21.8 million, respectively, compared with $6.2 million and $16.5 million in the same 2009 periods, respectively.  The increased nine-month provision over the prior-year amount was primarily due to increased charge-offs, reflecting the impact of the adverse economic climate on the Company’s borrowers, and the increase in certain loss factors in the Company’s general valuation allowance model, reflecting the risks in the Company’s loan portfolio resulting from decreases in real estate values in certain geographic regions where the Bank has originated loans, the continued elevated level of unemployment, the level of non-performing loans and the increase in loan charge-offs.  The decreased three-month provision was generally due to the decline in non-performing assets and the overall shrinkage in the Company’s performing loan portfolio, partially offset by an increase in net charge-offs.

Net charge-offs for the three- and nine-month periods ended June 30, 2010 totaled $4.2 million, or 1.51% of average loans on an annualized basis, and $15.6 million, or 1.84% of average loans on an annualized basis, respectively, compared with $3.9 million, or 1.31% of average loans on an annualized basis, and $8.5 million, or 0.98% of average loans on an annualized basis, for the same periods a year ago, respectively.  Net charge-offs in the June 2010 quarter included $1.3 million of charge-offs on commercial loans, $2.0 million of charge-offs on first and second mortgage residential loans and $853,000 of charge-offs on home equity lines of credit.  Management adheres to specific loan underwriting guidelines focusing primarily on residential and commercial real estate and home equity loans secured by one- to four-family and commercial properties within its primary market areas.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Recent declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the increased charge-offs in the 2010 period.

The ratio of the allowance for loan losses to loans receivable was 2.46% at June 30, 2010 compared with 2.39% at March 31, 2010 and 1.79% at September 30, 2009.  The ratio of the allowance for loan losses to non-performing loans was 53.33% at June 30, 2010 compared with 46.68% at March 31, 2010 and 34.68% at September 30, 2009.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 108.89% at June 30, 2010 compared with 79.59% at March 31, 2010 and 55.94% at September 30, 2009.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically increased troubled debt restructurings that were performing under their restructured terms.

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

FINANCIAL CONDITION

Cash and cash equivalents decreased to $25.6 million at June 30, 2010 from $37.5 million at September 30, 2009.  Federal funds sold and overnight interest-bearing deposit accounts decreased to $22.0 million at June 30, 2010 compared with $33.5 million at September 30, 2009 primarily as the result of a decrease in overnight Fed funds, which was used to fund growth in loans held for sale.

Debt securities available for sale increased to $4.5 million at June 30, 2010 from $2.0 million at September 30, 2009.  Mortgage-backed securities available for sale decreased to $11.6 million at June 30, 2010 from $16.1 million at September 30, 2009 and mortgage-backed and related securities held to maturity decreased to $11.0 million at June 30, 2010 from $12.1 million at September 30, 2009.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $5.8 million to $5.9 million at June 30, 2010 from $11.6 million at September 30, 2009.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.  However, effective in December 2008, the FHLB temporarily suspended redemptions of its stock when members reduced their outstanding borrowings.  The FHLB subsequently resumed the redemptions of excess stock in December 2009.

Prepaid expenses, accounts receivable and other assets increased $4.6 million to $16.0 million at June 30, 2010 from $11.5 million at September 30, 2009 primarily as the result of the prepayment of FDIC deposit insurance premiums.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution's risk-based deposit insurance assessment for the third quarter of 2009.  The amount paid on December 30, which totaled $7.3 million, was recorded as a prepaid asset and will be charged to expense during the future periods to which it relates.

Advances from the Federal Home Loan Bank of Des Moines increased to $92.9 million at June 30, 2010 from $61.0 million at September 30, 2009.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $628,000 to $4.0 million at June 30, 2010 compared with $4.7 million at September 30, 2009 due to the payment of real estate taxes in December 2009.

Total stockholders’ equity decreased $2.8 million to $114.1 million at June 30, 2010 from $117.0 million at September 30, 2009 primarily as the result of common stock dividend payments of $3.0 million and preferred stock dividends of $1.2 million, partially offset by net income of $106,000, common stock issued under the Company’s dividend reinvestment plan totaling $657,000, the amortization of equity trust expense of $501,000 and the amortization of stock option and award expense of $433,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company requires funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At June 30, 2010, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $101.3 million, had a weighted-average interest rate of 1.51%, a weighted average maturity of approximately 21 months and represented 7% of total assets.  At September 30, 2009, these combined balances totaled $144.5 million, had a weighted-average interest rate of 2.97%, a weighted average maturity of approximately 20 months and represented 10% of total assets.  Use of these funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 days) with Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the nine months ended June 30, 2010 allowed the Company to reduce its use of such wholesale funding from a high during fiscal year 2009 of approximately 27% of total assets.

Subsequent to June 30, 2010, the Company agreed to comply with a request from its primary regulator, the Office of Thrift Supervision (“OTS”), not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  During the nine months ended June 30, 2010, the Company had already begun reducing the level of these types deposits with funds received from the increased levels of core deposits and retail certificates of deposit resulting in a four-year low of such deposits.  Management does not anticipate that this restriction will have a significant impact on the Company’s financial condition, results of operations or liquidity position.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2010, the Bank had approximately $192.4 million in additional borrowing authority under the arrangement with the FHLB in addition to the $92.9 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At June 30, 2010, the Company had approximately $87.9 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $146.5 million of commercial loans pledged as collateral under this agreement.

At June 30, 2010, the Bank had outstanding commitments to originate loans totaling $126.7 million and commitments to sell loans totaling $252.5 million.  Certificates of deposit totaling $289.8 million at June 30, 2010 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  In addition to funding its operating expenses, the Company pays cash dividends to its common and preferred shareholders and interest and principal on outstanding debt.  A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  OTS regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations, the prior approval of the OTS is required prior to any capital distribution.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the nine months ended June 30, 2010, the origination of mortgage loans held for sale used $1.23 billion of cash and the sales of such loans provided cash totaling $1.18 billion compared with originations and sales totaling $1.64 billion and $1.54 billion, respectively, during the nine months ended June 30, 2009.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the nine months ended June 30, 2010, the Company had a net decrease in loans receivable of $24.8 million compared with an increase of $93.8 million for the nine months ended June 30, 2009.  In addition, the Company purchased $19.0 million in debt securities during the nine months ended June 30, 2010 compared with purchases of $61.7 million in debt securities and $7.0 million in mortgage-backed securities during the nine months ended June 30, 2009.  Sources of cash from investing activities also included maturities of debt securities totaling $16.5 million during the nine months ended June 30, 2010 compared with maturities and sales of debt securities of $4.0 million and $51.1 million, respectively, during the nine months ended June 30, 2009.

The Company’s primary sources and uses of funds from financing activities during the nine months ended June 30, 2010 included a $45.7 million decrease in deposits compared with a $244.3 million increase for the nine months ended June 30, 2009, and a $31.9 million increase in advances from the Federal Home Loan Bank during the nine months ended June 30, 2010 compared with a $144.5 million decrease during the same period last year.  Other significant sources and uses of cash from financing activities for the nine months ended June 30, 2009 included a $90.0 million increase in borrowings from the Federal Reserve, a $7.6 million decrease in notes payable, and a $14.4 million decrease in due to other banks.  A significant source of funds from financing activities for the nine months ended June 30, 2009 were proceeds from the issuance of preferred stock totaling $32.5 million.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2010:

	June 30, 2010
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$100,844	$63,900	$-	$-
Over three months through six months	83,091	-	-	-
Over six months through twelve months	105,837	-	-	-
Over twelve months	121,648	29,000	-	19,589
Total	$411,420	$92,900	$-	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2010 are as follows:

Less than one year	$596,137
Over 1 year through 3 years	1,188,648
Over 3 years through 5 years	1,178,266
Over 5 years	1,655,201
Total	$4,618,252

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

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2010 and September 30, 2009.

					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of June 30, 2010:
Tangible capital (to total assets)	$128,777	9.31%	$20,746	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	143,146	12.52%	91,434	8.00%	$114,293	10.00%
Tier I risk-based capital (to risk-weighted assets)	128,777	11.27%	N/A	N/A	68,576	6.00%
Tier I leverage capital (to average assets)	128,777	9.31%	55,323	4.00%	69,154	5.00%

As of September 30, 2009:
Tangible capital (to total assets)	$128,750	9.19%	$21,004	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	143,297	12.33%	92,943	8.00%	$116,179	10.00%
Tier I risk-based capital (to risk- weighted assets)	128,750	11.08%	N/A	N/A	69,707	6.00%
Tier I leverage capital (to average assets)	128,750	9.19%	56,010	4.00%	70,012	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2010 from those disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.

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

For the three and nine months ended June 30, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps. Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2010, the Company had issued $126.7 million of unexpired interest rate lock commitments to loan customers compared with $147.8 million of unexpired commitments at September 30, 2009.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2010.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2010 and September 30, 2009 were $1.5 million and $1.2 million, respectively.

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

During the quarter ended June 30, 2010, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010, and concluded that the Company ’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165, Subsequent Events, which was subsequently incorporated into Accounting Standards Codification (“ASC”) ASC Topic 855, Subsequent Events. ASC Topic 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles (“GAAP”) making management directly responsible for subsequent-events accounting and disclosure. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of ASC Topic 855 did not have a material impact on the Company’s financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to ASC Topic 855.  As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in financial statements.  ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or March 31, 2010 for the Company.  The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures. This update will provide more robust disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements, and (d) the transfers between Levels 1, 2, and 3. This is effective for financial statements issued for interim and annual periods ending after December 15, 2009.  The interim disclosures required by this update are reported in the notes to the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the disclosure requirements under this ASU and the impact on the Company’s consolidated financial statements and the disclosures presented in the consolidated financial statements.

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

Item 1A.  Risk Factors:

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Pulaski Bank that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2010	-	-	-	371,488
through April 30, 2010

May 1, 2010	5,950	$6.69	-	371,488
through May 31, 2010

June 1, 2010	-	-	-	371,488
through June 30, 2010

Total	5,950	$6.69	-

(1)
Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)
In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended June 30, 2010.

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

PULASKI FINANCIAL CORP.

Date:	August 12, 2010	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	August 12, 2010	/s/ Paul J. Milano
Paul J. Milano
Chief Financial Officer