Form 10-K
period 2010-09-30
PULASKI FINANCIAL CORP
filed 2010-12-17
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $56.9 million.                     .

There were issued and outstanding 10,867,717 shares of the registrant’s common stock as of December 17, 2010.

Documents Incorporated by Reference
Portions of 2010 Annual Report to Stockholders (Part II).
Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III).

INDEX

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts.  Rather, they are statements based on Pulaski Financial Corp.’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

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

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its twelve full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis, and Kansas City metropolitan areas.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate primarily one-to four-family residential mortgage loans, home equity lines of credit, commercial real estate and commercial and industrial loans principally within its St. Louis lending market.  In addition, the Bank originates one-to four-family residential mortgage loans in its Kansas City and Wichita markets.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City and Wichita metropolitan areas.  In the St. Louis metropolitan area, we conduct operations out of our twelve full-service branch offices and two loan production offices.  In the Kansas City metropolitan area, we operate out of three mortgage lending offices in Lee’s Summit and Belton, Missouri and Overland Park Kansas.  In the Wichita, Kansas metropolitan area, we operate out of one mortgage lending office.

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

At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.62% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the twelfth largest market share out of 145 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and the PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

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

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold on a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest-rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 to 60 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-cost, short-term funds.  Loan sale activity is our largest source of non-interest income.

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

Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  As the result of the low interest rate environment during the years ended September 30, 2010 and 2009, we experienced an increased demand for our fixed-rate mortgage loan products and almost no demand for ARM loans.  If the current low level of interest rates continues, we expect this lack of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of that limit provided the borrower obtains mortgage insurance.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company still offers second mortgage loans up to 80% of the collateral values on an exception basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2010, the Company had $60.3 million of second mortgage loans.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2010, the Company performed approximately 29% of its appraisals through the in-house staff.  By using in-house staff to perform the appraisal services, management has improved the quality of the appraisal process as loan officers no longer have the ability to control the assignment of the appraisal services.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  The Bank’s credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, the Company originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  At September 30, 2010, the balance of home equity loans with combined loan-to-value ratios equal to 100% or greater, based on the original appraisals, totaled approximately $7.4 million.  Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate.  This rate is obtained from the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest-rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions and the significant level of our existing loan balances, we de-emphasized home equity lending during the years ended September 30, 2010 and 2009.

Construction and Development Loans.  We originate real estate construction and development loans that consist of one-to-four family residential construction loans made to retail mortgage customers and builders, loans for the development of land to be used for residential or commercial real estate construction, and loans for the construction of multi-family and commercial properties.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  Construction and development loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and the borrowers are generally required to infuse equity into the project.  Personal guarantees are generally obtained.  Due to the downturn in local and economic conditions, we significantly de-emphasized this type of lending during the year ended September 30, 2010.

Commercial Real Estate Loans.  We engage in commercial real estate lending, typically through direct originations.  We have expanded our commercial real estate portfolio, which includes owner-occupied properties, to provide diversification and to generate assets that are sensitive to fluctuations in interest rates.  Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year), fixed-rate loans.  Personal guarantees are generally obtained.

Commercial and Industrial Loans.  We originate commercial and industrial loans that are secured by property such as inventory, equipment, finished goods and accounts receivable.  All commercial borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower.  The structure of the collateral varies for each loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.  Personal guarantees are generally obtained.

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

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by three 50%-owned joint ventures with local realtors in St. Louis and Kansas City, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential loans may be originated in any of our offices, while commercial loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “servicing released” basis and are serviced by the purchaser.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral is performed by one of our in-house licensed appraisers or an appraiser generally approved by the board of directors and licensed or certified by the State of Missouri.

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure.  The CEO or the President may approve secured loans up to $1.0 million and unsecured loans up to $250,000.  An internal loan committee, consisting of five senior officers and two non-management directors approves secured loans up to $10.0 million and unsecured loans up to $2.0 million.  All loans above these levels are approved by the full board of directors.

Loan applicants are promptly notified of our decision.  Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 45 to 60 days for residential loans and 30 days for commercial loans.

Loan Underwriting Risks.

Adjustable-Rate Residential Mortgage Loans.  The retention of ARM loans in our loan portfolio helps reduce our exposure to changes in interest rates.  There are, however, credit risks resulting from the potential of increased amounts to be paid by the customer due to increasing interest rates.  During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased payments required from the borrower. Furthermore, because the ARM loans we originate generally provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  This means that if the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.

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

Consumer Loans.  Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral obtained from a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan repayments are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by loss of employment, divorce, illness or personal bankruptcy.  Furthermore, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

TABLE 1:  Loans Receivable

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$243,649	22.75%	$248,799	21.65%	$248,886	22.58%	$226,467	23.47%	$226,454	28.37%
Residential second mortgage and other junior liens	60,281	5.63%	72,084	6.27%	90,595	8.22%	105,739	10.95%	88,292	11.06%
Home equity lines of credit	201,922	18.86%	227,142	19.77%	225,357	20.44%	219,539	22.73%	207,153	25.95%
Multi-family residential	43,736	4.09%	44,463	3.87%	32,546	2.95%	30,219	3.13%	13,629	1.71%
Commercial real estate	256,224	23.94%	231,270	20.13%	183,577	16.65%	132,519	13.72%	104,523	13.09%
Land acquisition and development	74,790	6.99%	80,259	6.98%	77,590	7.04%	67,687	7.01%	46,005	5.76%
Real estate construction	31,071	2.90%	85,958	7.48%	99,382	9.01%	98,921	10.24%	57,195	7.16%
Commercial and industrial	155,294	14.51%	154,973	13.49%	137,688	12.49%	77,642	8.04%	48,785	6.11%
Consumer and other:
Automobile	845	0.08%	1,513	0.13%	2,334	0.21%	2,647	0.27%	2,123	0.27%
Other	2,668	0.25%	2,657	0.23%	4,562	0.41%	4,271	0.44%	4,154	0.52%
Total loans	1,070,480	100.00%	1,149,118	100.00%	1,102,517	100.00%	965,651	100.00%	798,313	100.00%
Add (less):
Unamortized loan origination costs, net of loan fees	3,884		4,369		5,205		5,163		4,879
Loans in process	(1,115)		(813)		(6,223)		(10,567)		(10,176)
Allowance for loan losses	(26,976)		(20,579)		(12,762)		(10,421)		(7,817)
Total loans receivable, net	$1,046,273		$1,132,095		$1,088,737		$949,826		$785,199

TABLE 2:  Loan Maturities and Re-pricing (1)

	At September 30, 2010
	Due Or Re-pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential first mortgage.	$110,414	$90,497	$42,738	$243,649
Residential second mortgage and other junior liens	7,224	7,097	45,960	60,281
Home equity lines of credit	201,555	287	80	201,922
Multi-family residential	17,604	20,843	5,289	43,736
Commercial real estate	157,536	98,561	127	256,224
Land acquisition and development	62,674	11,797	319	74,790
Real estate construction	29,180	1,891	-	31,071
Commercial and industrial	91,274	23,284	40,736	155,294
Consumer and other	2,367	1,004	142	3,513
Total loans	$679,828	$255,261	$135,391	$1,070,480

(1)
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.   Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2011
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential first mortgage	$54,373	$78,862
Residential second mortgage and other junior liens	52,983	74
Home equity lines of credit	–	367
Multi-family residential	25,470	662
Commercial real estate	96,608	2,080
Land acquisition and development	11,710	406
Real estate construction	1,891	–
Commercial and industrial	64,020	–
Consumer and other	1,146	–
Total	$308,201	$82,451

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

Loan Originations, Sales and Purchases.  We generally sell the fixed-rate residential first mortgage loans that we originate, which helps us minimize our interest rate risk position.  The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on short-term deposits (maturities generally less than three years) will increase while we hold long-term, fixed-rate loans in our portfolio.  It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available.  Residential mortgage loans are generally sold with servicing released.  Gains, net of direct origination expense, from the sale of such loans are recorded at the time of sale.  Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing.  This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

 Additionally, we generally negotiate a best-efforts delivery to the investor, which minimizes any exposure from loans that do not close.  Our issuance of interest-rate commitments is considered a derivative instrument and changes in its market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4:  Loan Activity

	Years Ended September 30,
	2010	2009	2008
		(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,266,129	$1,173,657	$1,024,584
Loans originated:
Residential real estate - held to maturity	40,088	66,217	125,202
Residential real estate - held for sale	1,860,597	2,061,095	1,329,161
Multi-family real estate	2,497	7,394	8,278
Commercial real estate	60,588	65,748	88,037
Land acquisition and development	14,773	16,786	22,944
Real estate construction and development	20,678	53,190	66,825
Commercial and industrial	238,734	297,273	302,280
Consumer and other	1,486	1,565	3,057
Total loans originated	2,239,441	2,569,268	1,945,784
Net (decrease)/increase in home equity lines of credit..	(25,219)	1,785	5,818
Loans purchased:
Residential real estate	1,387	546	1,475
Commercial real estate	8,357	15,502	27,627
Loans sold
Residential real estate	(1,665,041)	(2,004,736)	(1,327,263)
Commercial real estate	(13,031)	(22,787)	-
Loans principal repayments, charge offs, and foreclosures	(452,305)	(467,106)	(504,368)
Net loan activity	93,589	92,472	149,073
Total gross loans, including loans held for sale, at end of period	$1,359,718	$1,266,129	$1,173,657

Non-performing Assets and Delinquencies

The following is a summary of non-performing assets at the dates indicated.

TABLE 5:  Non-performing Assets

	At September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage	$6,727	$7,093	$5,904	$1,780	$736
Residential real estate second mortgage	1,522	629	752	302	58
Home equity lines of credit	2,206	3,086	1,695	554	119
Commercial and multi-family real estate	5,539	2,595	924	3,492	-
Land acquisition and development	8,796	2,193	201	216	-
Real estate-construction and development.	1,189	7,455	133	-	-
Commercial and industrial	417	703	341	-	-
Consumer and other	100	220	160	105	27
Total	26,496	23,974	10,110	6,449	940

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage.	-	1	2,543	2,212	3,614
Residential real estate second mortgage	-	27	-	352	370
Home equity lines of credit	-	43	1,468	1,064	1,456
Commercial and multi-family real estate	-	-	169	-	62
Land acquisition and development	-	316	62	44	63
Real estate-construction and development	-	-	-	-	-
Consumer and other	-	-	7	150	21
Total	-	387	4,249	3,822	5,586

Troubled debt restructurings: (1)
Current under restructured terms:
Residential real estate first mortgage	16,093	17,785	3,801	209	220
Residential real estate second mortgage	2,186	2,062	659	-	-
Home equity lines of credit	1,050	1,695	-	-	-
Land acquisition and development	184	107	-	-	-
Commercial and multi-family real estate	426	-	-	-	-
Real estate-construction and development	3,306	100	-	-	-
Commercial and industrial	1,355	787	537	-	-
Consumer and other	83	93	-	-	-
Total	24,683	22,629	4,997	209	220
Past due under restructured terms:
Residential real estate first mortgage	7,251	2,788	1,184	-	-
Residential real estate second mortgage	339	746	11	-	-
Home equity lines of credit	728	150	112	-	-
Commercial and multi-family real estate	-	7,831	-	-	-
Land acquisition and development	65	57	-	-	-
Commercial and industrial	-	777	-	-	-
Total	8,383	12,349	1,307	-	-
Total restructured loans	33,066	34,978	6,304	209	220
Total non-performing loans (1)	59,562	59,339	20,663	10,480	6,746
Real estate owned (net)	14,900	8,454	3,519	3,090	2,764
Other non-performing assets	-	-	237	43	43
Total non-performing assets	$74,462	$67,793	$24,419	$13,613	$9,553

(1) Non-accrual loans included in troubled debt restructurings	$32.927	$27.657	$241	$-	$-

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2010	2009	2008	2007	2006
Total non-performing loans as a percentage of net loans receivable	5.56%	5.16%	1.88%	1.09%	0.85%
Total non-performing loans as a percentage of total assets	4.10%	4.22%	1.58%	0.93%	0.70%
Total non-performing assets as a percentage of total assets	5.13%	4.82%	1.87%	1.20%	0.99%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	3.26%	3.19%	1.42%	1.07%	0.82%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	3.43%	3.21%	1.49%	1.18%	0.97%
Allowance for loan losses as a percent of non-performing loans	45.29%	34.68%	61.76%	99.44%	115.89%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	75.47%	55.94%	81.24%	101.47%	119.79%

(1)
Includes $615,000, $201,000, $221,000, $696,000, and $667,000 of FHA/VA loans at September 30, 2010, 2009, 2008, 2007 and 2006, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $2.6 million, $2.3 million and $369,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  The gross interest income that would have been recorded in such periods if the loans had been current in accordance with their terms and had been outstanding throughout the periods was $3.5 million, $3.4 million and $814,000 for the years ended September 30, 2010, 2009 and 2008, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.

Real Estate Acquired in Settlement of Loans.  Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is initially recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair value less estimated selling costs.  Fair value is generally determined through a new appraisal or market analysis.  Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  The balance of real estate acquired in settlement of loans increased $6.4 million from $8.5 million at September 30, 2009 to $14.9 million at September 30, 2010.  The balance at September 30, 2010 consists of thirty-two residential properties, one residential construction property and eight commercial properties acquired in settlement of debts outstanding.

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

The committee generally meets twice quarterly or more frequently if circumstances dictate, and reviews all problem and potential problem assets, consisting primarily of loans receivable.  The status of significant classified and watch list loans, including workout plans, and emerging trends are discussed in detail.  Following the meetings, the list of classified assets is updated, the appropriate level of loss reserves is recorded (quarterly), significant loan charge-offs are recorded and classified asset action plans are updated.  Troubled assets are subject to continuous monitoring between meetings.  In addition to oversight by the committee, the board of directors reviews delinquent loans, classified assets and watch list loans, the level of the allowance for loan losses, portfolio mix and the status of workout efforts for large commercial credits at its regular monthly meetings.  Management’s loan reviews and classifications are subject to independent quarterly reviews by a regional accounting firm specializing in asset reviews.

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

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms (such as a reduction of the rate to below market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt. A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full. However, a restructured one-to-four-family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the troubled debt restructuring classification. Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.  A report is prepared each month to track the portfolio of restructured loans.

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

Each commercial loan officer meets quarterly (or more frequently if required by specific circumstances) with the President of the Bank, the President of the commercial lending division and the senior loan underwriter to review their entire portfolio.  The meetings address the status of all identified problem or classified credits and any other credits that might potentially become a problem if conditions do not improve.  This procedure has been an effective tool in keeping senior management abreast of changes within the Bank’s commercial loan portfolio and has identified loans that warrant additional monitoring by placement on the Bank’s watch list.

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

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of Thrift Supervision (“OTS”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OTS examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution without establishment of a specific reserve is not warranted.  If an asset or portion thereof is classified as loss, the insured institution generally charges off the loan.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OTS regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.

TABLE 6:  Classified Loans

	At September 30, 2010
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
				(Dollars in thousands)
Residential real estate first mortgage	-	$-	3	$281	242	$34,013	-	$-
Residential real estate second mortgage and other junior liens	-	-	5	231	105	4,954	-	-
Home equity lines of credit.	-	-	8	280	159	7,736	-	-
Commercial and multi-family real estate	-	-	-	-	32	24,084	7	8,601
Land acquisition and development	-	-	-	-	4	9,190	1	6,281
Real estate construction and development	-	-	-	-	1	3,306	-	-
Commercial and industrial	-	-	2	1,279	41	12,162	7	6,410
Consumer and other	1	2	1	2	22	361	-	-
Total classified loans	1	2	19	2,073	606	95,806	15	21,292
Less specific allowance for loan losses	-	(2)	-	(914)	-	(7,459)	-	-
Total classified loans, net of specific allowance	1	$-	19	$1,159	606	$88,347	15	$21,292

	At September 30, 2009
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
				(Dollars in thousands)
Residential real estate first mortgage	1	$95	-	$-	246	$32,012	-	$-
Residential real estate second mortgage and other junior liens	4	89	2	88	102	3,790	-	-
Home equity lines of credit.	8	185	2	110	128	6,380	1	194
Commercial and multi-family real estate	-	-	1	7,831	23	17,776	1	95
Land acquisition and development	1	119	2	1,679	16	5,283	1	192
Real estate construction and development	-	-	-	-	18	9,506	-	-
Commercial and industrial	-	-	7	2,728	33	16,215	1	750
Consumer and other	2	49	4	32	20	410	-	-
Total classified loans	16	537	18	12,468	586	91,372	4	1,231
Less specific allowance for loan losses	-	(520)	-	(3,131)	-	(391)	-	-
Total classified loans, net of specific allowance	16	$17	18	$9,337	586	$90,981	4	$1,231

Other than as disclosed in the table above, there are no other loans at September 30, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  All loan charge-offs are charged to the allowance for loan losses and all recoveries are credited to the allowance.  The allowance for loan losses is established through a provision for loan losses charged to the Company’s income.  The allowance for loan losses is based on management’s periodic evaluation of the Company’s past loan loss experience, known and inherent risks in the portfolio, the size and composition of the loan portfolio, adverse situations which may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The Company periodically recognizes losses on loans, which have active collection efforts through the use of specific valuation allowances in order to reduce loan balances to the estimated value of the collateral.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

We consider a loan to be impaired when management believes it will be unable to collect all principal and interest due according to the contractual terms of the loan.  Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on nonaccrual status, loans that have been restructured in troubled debt restructurings or loans that management has knowledge of or concerns about the borrower’s inability to pay under the contractual terms of the note.  Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.

When a loan is identified as impaired, the amount of impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, observable market prices or the current fair value of the collateral, less selling costs when foreclosure is probable, are used instead of discounted cash flows.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.

All loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics or internally assigned credit risk ratings.  Our methodology includes factors that allow us to adjust our estimates of losses based on the most recent information available.  Historical loss rates for each risk group are used as the starting point to determine allowance provisions.  These rates are then adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, and changes in the experience, ability, and depth of lending management staff.

We have traditionally relied on our five-year average charge-off history as the starting point for this estimate.  However, consistent with the decline in local and national credit market conditions, our charge-off levels increased significantly during fiscal 2009 and 2010 when compared to the trailing five-year period making the five-year trailing average a less reliable indicator of probable losses existing in the portfolio at September 30, 2010.  Therefore, we relied most heavily on the actual charge-off experience for the year ended September 30, 2010 as our starting point, coupled with our expectations of the trends in these rates over the next twelve months when arriving at the level of allowance for loan losses at September 30, 2010.  Any material increase in non-performing loans will adversely affect our financial condition and results of operations.

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

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$20,579	$12,762	$10,421	$7,817	$6,806
Allowance of acquired institution	-	-	-	-	282
Provision charged to expense	26,064	23,030	7,735	3,855	1,501
Charge-offs:
Residential real estate first mortgage	3,774	3,809	940	193	409
Residential real estate second mortgage	2,099	1,434	1,600	521	88
Home equity lines of credit	4,165	2,724	1,674	296	88
Commercial and multi-family real estate	4,323	69	374	-	-
Land acquisition and development	1,145	4,231	-	-	-
Real estate construction and development	2,254	2,425	455	119	-
Commercial and industrial	2,540	533	355	-	7
Consumer and other	174	159	233	164	190
Total charge-offs	20,474	15,384	5,631	1,293	782
Recoveries
Residential real estate first mortgage	384	47	2	-	3
Residential real estate second mortgage	76	3	1	-	-
Home equity lines of credit	23	70	224	17	3
Commercial and multi-family real estate	88	32	-	-	-
Real estate construction and development	5	-	-	-	-
Commercial and industrial	223	3	-	-	-
Consumer and other	8	16	10	25	4
Total recoveries	807	171	237	42	10
Net charge-offs	19,667	15,213	5,394	1,251	772
Allowance at end of period	$26,976	$20,579	$12,762	$10,421	$7,817
Ratio of allowance to total loans outstanding at the end of the period	2.52%	1.79%	1.16%	1.09%	0.99%
Ratio of net charge-offs to average loans outstanding during the period	1.76%	1.31%	0.52%	0.14%	0.10%
Allowance for loan losses to non-performing loans	45.29%	34.68%	61.76%	99.44%	115.89%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate first mortgage	$4,773	22.76%	$3,804	22.15%	$2,815	22.96%	$2,853	28.56%	$2,856	33.36%
Residential real estate second mortgage	2,269	5.63	1,913	5.74	1,219	7.83	708	5.86	606	6.07
Home equity lines of credit	4,366	18.86	1,910	19.77	1,753	20.44	1,396	22.73	1,428	25.95
Commercial, multi-family real estate and land	11,579	35.01	7,143	30.62	3,824	26.64	3,045	23.86	1,611	20.56

Real estate construction and development	1,079	2.90	1,169	7.48	1,067	9.01	1,028	10.24	521	7.16
Commercial and industrial	2,760	14.51	4,367	13.87	1,827	12.49	1,054	8.04	533	6.11
Consumer and other	150	0.33	273	0.37	257	0.63	337	0.71	262	0.79
Total allowance for loan losses	$26,976	100.00%	$20,579	100.00%	$12,762	100.00%	$10,421	100.00%	$7,817	100.00%

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

We maintain a portfolio of U.S. Treasury obligations and investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates and collateralized mortgage obligations.  Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. Collateralized mortgage obligations are types of debt securities issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

The Asset Liability Management Committee, which includes our Chief Executive Officer and our Chief Financial Officer, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures.  Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities of securities, estimated deposits and anticipated loan amortization and repayments. Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered.  The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value.  They also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2010 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2010	2009	2008
	(In thousands)
Held to maturity, at amortized cost:

Mortgage-backed securities:
Freddie Mac	$-	$-	$4
Ginnie Mae	160	219	283
Fannie Mae	10,129	11,840	15,434
Total	$10,289	$12,059	$15,721

Collateralized mortgage obligations – Freddie Mac	$8	$19	$23

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$8,001	$1,997	$-

Mortgage-backed securities:
Ginnie Mae	$472	$544	$280
Fannie Mae	27	1,302	1,943
Total	$499	$1,846	$2,223

Collateralized mortgage obligations:
Freddie Mac	$808	$1,556	$-
Ginnie Mae	3,477	7,462	7,958
Fannie Mae	4,062	5,223	-
Total	$8,347	$14,241	$7,958

TABLE 10:  Maturities and Yields

	At September 30, 2010
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:

Mortgage-backed securities:
Mortgage-backed securities	$-	-	$-	-	$1,043	4.64%	$9,246	3.95%	$10,289	4.02%
CMOs	-	-	-	-	-	-	8	1.21%	8	1.21%
Total mortgage-backed and related securities	$-	-	$-	-	$1,043	4.64%	$9,254	3.96%	$10,297	4.02%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$6,999	0.19%	$1,002	0.68%	$-	-	$-	-	$8,001	0.25%
Mortgage-backed securities:
Mortgage-backed securities	$27	3.83%	$-	-	$251	4.09%	$221	7.14%	$499	5.41%
CMOs	-	-	-	-	4,870	4.06%	3,477	4.13%	8,347	4.09%
Total mortgage-backed and related securities	$27	3.83%	$-	-	$5,121	4.06%	$3,698	4.31%	$8,846	4.16%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2010, the Company’s portfolio did not include any callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

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

TABLE 11:  Deposits

	At September 30,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$149,186	13.38%	$103,398	8.68%	$76,404	8.35%
Interest-bearing checking	345,013	30.94	263,020	22.07	178,698	19.52
Passbook savings accounts	30,296	2.72	28,874	2.42	25,829	2.82
Money market	189,851	17.02	253,996	21.32	149,141	16.29
Total demand deposits	714,346	64.06	649,288	54.49	430,072	46.98
Certificates of deposit which mature:
Within 1 year	276,165	24.76	361,638	30.35	420,766	45.98
After 1 year, but within 3 years	122,930	11.02	178,017	14.94	53,176	5.81
Thereafter	1,762	0.16	2,686	0.22	11,297	1.23
Total certificates of deposit	400,857	35.94	542,341	45.51	485,239	53.02
Total deposits	$1,115,203	100.00%	$1,191,629	100.00%	$915,311	100.00%

Included in certificates of deposit at September 30, 2010, were brokered time deposits totaling $8.4 million that were scheduled to mature during the year ending September 30, 2012.

At September 30, 2010, 2009 and 2008, certificates of deposit with a minimum principal amount of $100,000 totaled $218.8 million, $317.7 million, and $221.2 million, respectively.  At September 30, 2010, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2010
(In thousands)

Three months or less	$61,642
Over 3 through 6 months	37,271
Over 6 through 12 months	58,453
Over 12 months	61,434
Total	$218,800

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2010	2009	2008
	(In thousands)

0.00 – 1.99%	$214,814	$248,591	$21,468
2.00 – 2.99%	89,282	128,241	183,702
3.00 – 3.99%	80,638	135,166	196,728
4.00 – 4.99%	7,581	11,190	17,265
5.00 – 5.99%	8,542	18,667	65,627
10.00 - 10.99%	-	486	449
Total	$400,857	$542,341	$485,239

	Amount Due as of September 30, 2010
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$159,439	$39,804	$15,416	$155	$-	$214,814
2.00 - 2.99%	70,315	17,138	856	260	713	89,282
3.00 - 3.99%	40,560	39,548	530	-	-	80,638
4.00 - 4.99%	5,771	148	1,028	634	-	7,581
5.00 - 5.99%	80	8,462	-	-	-	8,542
10.00 - 10.99%	-	-	-	-	-	-
Total	$276,165	$105.100	$17,830	$1,049	$713	$400,857

TABLE 15:  Deposit Activity

	Years Ended September 30,
	2010	2009	2008
	(In thousands)

Beginning balance	$1,191,629	$915,311	$835,489
Net (decrease) increase excluding interest credited	(85,411)	263,658	60,998
Interest credited	8,985	12,660	18,824
Net (decrease) increase in deposits	(76,426)	276,318	79,822
Ending balance	$1,115,203	$1,191,629	$915,311

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)

Non-interest-bearing checking	$108,188	-%	$99,126	-%	$63,325	-%
Interest-bearing checking	330,815	1.11	221,164	1.58	106,009	1.97
Passbook savings	29,714	0.20	26,845	0.21	27,727	0.33
Money market	230,634	0.93	159,196	1.05	183,957	2.88
Certificates of deposit	444,926	2.31	569,530	2.86	466,094	4.28
Total	$1,144,277	1.41%	$1,075,861	2.00%	$847,112	3.24%

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

TABLE 17:  FHLB Advances

	Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Maximum balance at any month end during the period	$181,000	$245,000	$265,500
Average balance during the period	96,948	120,288	224,460
Period-end balance	181,000	61,000	210,600
Weighted-average interest rate:
At end of period	0.72%	3.37%	2.67%
During the period	1.80%	2.92%	3.54%

We have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2010, there were no borrowings outstanding under this arrangement and $153.0 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

TABLE 18:  Federal Reserve Borrowings

	Years Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Maximum balance at any month end during the period	$4,700	$143,000	$112,000
Average balance during the period	82	71,690	34,093
Period-end balance	-	-	40,000
Weighted-average interest rate:
At end of period	-	-	2.25%
During the period	0.59%	0.45%	2.28%

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2010, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

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

We operate a residential appraisal division consisting of five appraisers.  The business consists primarily of providing appraisal services to the Bank’s mortgage loan customers.  All appraisers are either certified or licensed in the states of Missouri, Kansas or both.

We operate a fixed-income securities sales division consisting of six management and sales personnel.  The business consists primarily of buying and selling bonds for community bank and public entity investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corp., sells insurance products and annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2010, the Bank’s equity investment in its subsidiary was $737,000 or 0.05% of the Bank’s assets.

Personnel

As of September 30, 2010, we had 457 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	59	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	56	President of Pulaski Bank
Paul J. Milano	54	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian C. Boyles	39	President of Mortgage Lending Division of Pulaski Bank
Brian J. Björkman	39	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	42	Executive Vice President of Banking Operations of Pulaski Bank
Matthew A. Locke	41	President of Kansas City Mortgage Division of Pulaski Bank
James K. Sullivan	54	Executive Vice President of Corporate Development and Chief Financial Officer of the Mortgage Division of Pulaski Bank

(1) As of September 30, 2010.

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

Paul J. Milano, CPA was appointed Chief Financial Officer on April 1, 2009.  He joined Pulaski Bank in January 2006 and had served as Secretary, Treasurer and Controller.  He previously served as a director and consultant for Premier Bancshares, Inc., a $148 million bank holding company headquartered in Dallas, Texas.  Before joining Premier, he served as Senior Vice President, Secretary, Treasurer and Chief Financial Officer of Jefferson Savings Bancorp, Inc., a $2 billion publicly traded thrift, until it was merged into Union Planters Bank in 2002 following its purchase.  He was a director of Jefferson’s subsidiary, First Federal Savings Bank, from 1995 to 1999.  Mr. Milano also served nine years with the public accounting firm of KPMG LLP, leaving in 1990 as Senior Manager to join Jefferson Savings.  Mr. Milano is a member of the American Institute of Certified Public Accountants, the Missouri Society of Certified Public Accountants and the Financial Managers Society.

Brian C. Boyles was named President of the Mortgage Division of the Company on November 15, 2010.  Before joining Pulaski, Mr. Boyles was Senior Vice President of Corporate Business Development for Mortgage Services III, a leading national mortgage banker originating over $3.6 billion in mortgage volume annually.  Mr. Boyles previously held the position of President of Real Estate Lending for two Midwest based banks spanning a 12 year period.  Mr. Boyles is a graduate of the University of Northern Iowa and has over 17 years of mortgage leadership experience.

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

Matthew A. Locke joined the Bank in 1997 and currently serves as the President of the Kansas City Mortgage Division.  Prior to assuming his current position, he served the Bank in numerous management roles including Consumer Lending and Loan Servicing.  Mr. Locke holds a BBA from Pittsburg State University and an MBA from Webster University.  He is the past Chairman of Mortgage Bankers Association of Missouri.

James K. Sullivan joined the Bank in 2009 and has served as Executive Vice President of Corporate Development and Chief Financial Officer of the Mortgage Division of Pulaski Bank since June 2010.  Prior  to assuming the current position, Mr. Sullivan served as Senior Vice President of Financial Planning and Analysis. He also served as Chief Financial Officer of two St. Louis-based community bank holding companies: Reliance Bancshares, Inc. and Midwest BankCentre, Inc.  Earlier in his career, he started the corporate finance consulting practice for PriceWaterhouse in St. Louis.  Mr. Sullivan is a graduate of Georgetown University, the University of Chicago Graduate School of Business and has over 30 years of banking and corporate finance experience.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer.  The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OTS and the FDIC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on our operations.  The Company, as a savings and loan holding company, is subject to examination by the OTS and is required to file certain reports with, and otherwise must comply with the rules and regulations of the OTS under federal laws.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company and the Bank.  For example, the OTS will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.  The transfer of regulatory functions will take place over a transition period of up to one year from the enactment date of July 21, 2010 (subject to a possible six month extension).

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this change to existing law could have an adverse impact on the Bank’s interest expense.

The description of statutory provisions and regulations set forth in this document does not purport to be a complete description of such statutes and regulations and their effects on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Savings Institution Regulation

Business Activities.  The activities of federal savings institutions, such as the Bank, are governed by federal laws and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal associations may engage.  In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans to One Borrower.  Federal laws provide that savings institutions are generally subject to the national bank limits on loans to one borrower.  A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $22 million at September 30, 2010.  However, our maximum exposure to any one borrower did not exceed $19 million at September 30, 2010.

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

A savings institution that fails the QTL test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law.  As of September 30, 2010, the Bank met the QTL test.

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

Assessments.  Savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report, financial condition and the complexity of its portfolio.  The Office of the Comptroller of Currency, which will succeed the OTS as the Bank’s primary regulator, also assesses its regulated institutions to fund its operations.

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

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that an enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has the authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.  The Office of the Comptroller of the Currency will assume the OTS’ enforcement authority under the regulatory restructuring required by the Dodd-Frank Act.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  The FDIC has recently issued a proposed rule that would implement that directive.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank participates in the unlimited noninterest bearing transaction account coverage.  The Bank and the Company opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended September 30, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements or general economic conditions could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  If dividends were reduced or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.  The FHLB reduced the amount of dividends paid to their members in 2010 and 2009.

Federal Reserve System.  The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that for 2010, reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied over $55.2 million.  The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.  For 2011, the FRB has set the 3% reserve limit at $58.8 million and the exemption at $10.7 million.

Holding Company Regulation

The Company is registered with the OTS and is subject to OTS regulations, examinations, supervision, reporting requirements and regulations. In addition, the OTS will have enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five year transition period before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies.  The federal regulatory agencies are required to issue joint rules within two years of enactment requiring all bank and savings and loan holding companies to serve as a source of strength for depository institution subsidiaries by providing support in times of financial distress.

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

Our provision for loan losses increased substantially during each of the past two fiscal years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the year ended September 30, 2010, we recorded a provision for loan losses of $26.1 million and net loan charge-offs of $19.7 million.  Our non-performing assets increased from $67.8 million, or 4.82% of total assets at September 30, 2009 to $74.5 million, or 5.13% of total assets at September 30, 2010.  The increase was primarily due to the weakened economy and the softening real estate market.  If the economy and/or the real estate market continues to weaken these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

Our commercial lending exposes us to lending risks.

At September 30, 2010, $561.1 million, or 52.4%, of our loan portfolio consisted of multi-family, commercial and certain residential real estate and commercial industrial loans.  We intend to continue to emphasize these types of lending.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our emphasis on residential mortgage loans and home equity loans exposes us to lending risks.

At September 30, 2010, $243.6 million, or 22.8%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $60.3 million, or 5.6%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $201.9 million, or 18.9%, of our loan portfolio consisted of home equity lines of credit.  Recent declines in the housing market have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2010, approximately $31.3 million of second mortgage loans, or 10.3% of our $303.8 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90%, based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount, of up to 100% of the value of the home securing the loan. At September 30, 2010, we held $9.6 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%. Our average loan-to-value ratio in our home equity line of credit portfolio is below 80%. These loan-to-value ratios are based on values at the time of origination.  Subsequent declines in real estate values have likely resulted in an increase in such ratios.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

The unseasoned nature of many loans in our commercial loan portfolio may result in errors in judging their collectability, which may lead to additional provisions for loan losses and/or charge-offs, which would reduce our profits.

Our commercial loan portfolio, which includes loans secured by commercial, multi-family and residential real estate as well as business assets, has decreased $35.8 million, or 6.0%, to $561.1 million at September 30, 2010 from $596.9 million at September 30, 2009, but increased $291.0 million from $270.1 million at September 30, 2006.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per-loan basis than those incurred with our residential mortgage loan portfolio.

Our earnings could be negatively affected if the level of our non-performing assets increases further.

During the last three fiscal years, due primarily to the economic environment, our total non-performing assets increased from $13.6 million at September 30, 2007 to $74.5 million at September 30, 2010.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate acquired through foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as a charge to income. From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as a charge to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

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

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market area.  Our market area has experienced home price declines, increased foreclosures and increased unemployment rates.  Continued deterioration of economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas in Missouri and Kansas could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.

As a result of the general economic downturn and uncertainty in the financial markets, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

The Company’s ability to pay dividends and meet its interest obligations are subject to the ability of the Bank to make capital distributions to the Company.

The Company’s ongoing liquidity needs include funding its general operating expenses, paying dividends on its common and preferred stock and paying interest on its subordinated debentures.  The Company is dependent on the receipt of dividends from the Bank to satisfy these obligations. Under OTS regulations as they currently apply to the Bank, the Bank is required to obtain prior approval from the OTS before it can make a capital distribution to the Company.  If the Bank cannot obtain such approval and is unable to make a capital distribution to the Company, the Company would need to find other sources of liquidity or reduce its obligations, which would require it to reduce or eliminate its dividend to common shareholders and/or suspend its dividend payments on its preferred stock and its interest payments on its subordinated debentures.

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

In addition, we generally sell these loans to investors on a “best efforts” basis whereby we obtain commitments from our investors to purchase these loans 30 to 60 days in the future for a fixed price at or near the time we issue a commitment to our borrowers to originate the loans, thus locking in the profit on the ultimate sale.  During periods of rising interest rates, if we cannot deliver these loans to our investors during the specified commitment period because we are unable to satisfy all prerequisites required by them to purchase such loans, we may lose the ability to deliver the loans to them at the commitment price, resulting in a reduction of our mortgage revenues and a compression of the profit margin on loans sold.

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

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties.  We have experienced and continue to experience increasing repurchase demands from and disputes with these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2010, our goodwill totaled $3.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our business strategy includes the continuation of moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $45.7 million, or 3.3%, from $1.41 billion at September 30, 2009 to $1.45 billion at September 30, 2010, primarily due to increases in residential real estate loans held for sale.  We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2010, we had $181.0 million of FHLB advances outstanding with an additional $175.0 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $153.0 million of available borrowing capacity and $8.4 million in brokered certificates of deposit.  If we were to become less than “well capitalized,” as defined by applicable OTS regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

It the U. S. Treasury Department chooses to exercise the warrant, existing stockowners’ ownership interests will be diluted and it could become more difficult for us to take certain actions that may be in the best interests of shareholders.

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

The Securities Purchase Agreement that we entered into with the U.S. Treasury Department provides that it may unilaterally amend any provision of the agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future.  The American Recovery and Reinvestment Act of 2009 placed more stringent limits on executive compensation for participants in the TARP Capital Purchase Program and established a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote.  Further changes in the terms of the transaction may occur in the future.  Such changes may place further restrictions on our business or results of operations, which may adversely affect the market price of our common stock.

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

In lieu of imposing an additional special assessment, the FDIC adopted a rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  This pre-payment was on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under this rule, we were required to make a payment of approximately $7.3 million to the FDIC on December 30, 2009.  We recorded this payment as a prepaid expense and are amortizing the expense over the three year assessment period.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank conducts its business through twelve full-service banking offices and six loan production offices.  The following table sets forth information on those offices as of September 30, 2010.

Location	Year Opened	Net Book Value (1)	Owned/ Leased	Approximate Square Footage
Main Office:		(Dollars in thousands)
12300 Olive Boulevard Creve Coeur, Missouri 63141	1978	$3,219	Owned	32,300

Full-Service Bank Offices:
11550 New Halls Ferry Road Florissant, Missouri 63033	1998	961	Owned/ Leased (2)	1,900

3760 South Grand Avenue St. Louis, Missouri 63118	1967	527	Owned	3,500

4226 Bayless Avenue St. Louis, Missouri 63123	2001	680	Owned	3,200

1928 Zumbehl Road St. Charles, Missouri 63303	2000	787	Owned	2,800

1700 O’Fallon Road
St. Charles, Missouri 63304	2003	1,046	Owned	4,000

17701 Edison Avenue Chesterfield, Missouri 63005	2005	1,476	Owned	3,800

415 DeBaliviere Avenue St. Louis, Missouri 63112	2006	1,429	Owned	25,000

10 Maryland Plaza St. Louis, Missouri 63108	2006	29	Leased (3)	1,700

6510 Clayton Road Richmond Heights, Missouri 63117	2007	2,769	Owned	2,700

900 Olive Street St. Louis, Missouri 63101	2007	765	Leased (4)	3,700

175 Carondelet Plaza Clayton, Missouri 63105	2007	716	Leased (5)	4,100

Other Offices:

One Pulaski Center Drive St. Louis, Missouri 63141	2003	4,076	Owned (10)	27,000

2724A Grovelin Street Godfrey, Illinois 62035	2006	7	Leased (7)	1,400

6600 College Boulevard Overland Park, Kansas 66211	2002	182	Leased (6)	12,700

8413 Clint Drive Belton, Missouri 64012	2007	34	Leased (8)	900

821 NE Columbus Lee’s Summit, Missouri 64063	2008	61	Leased (9)	1,900

515 S Main Street, Suite 102 Wichita, Kansas 67202	2010	-	Leased (11)	1,570

(1)	Represents the net book value of land, buildings, furniture, fixtures and equipment owned by the Bank.
(2)	The Bank owns the land where the branch is located. The building on site is being leased on a month-to-month basis.
(3)	The lease expires on April 30, 2014.
(4)	Lease expires on August 31, 2017.
(5)	Lease expires on October 31, 2017.
(6)	Houses loan production office. Lease expires on October 31, 2013.
(7)	Houses loan production office. Lease expires on December 14, 2012.
(8)	Houses loan production office. Lease expires on April 30, 2012.
(9)	Houses loan production office. Lease expires on October 15, 2011.
(10)	Houses the mortgage lending, appraisal and title divisions.
(11)	Houses loan production office. Lease expires on June 30, 2016.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. [Removed and Reserved]

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2010 through July 31, 2010	-	$-	-	365,538
August 1, 2010 through August 31, 2010	-	-	-	365,538
September 1, 2010 through September 30, 2010	-	-	-	365,538
Total

(1)
In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock.   The repurchase program will continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Repurchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis” in the 2010 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2010 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 34 in the 2010 Annual Report to Stockholders.

KPMG LLP’s attestation report on the Company’s internal control over financial reporting is incorporated by reference to page 35 in the 2010 Annual Report to Stockholders.

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

Code of Ethics

We have adopted a written code of ethics, which applies to our senior financial officers.  We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.pulaskibankstl.com or in a report on Form 8-K.  A copy of the Code of Ethics is available, without charge, upon written request to Paul Milano, Corporate Secretary, Pulaski Financial Corp., 12300 Olive Blvd, St. Louis, MO, 63141.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee expert, the section captioned “Corporate Governance – Meetings and Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	836,340	$10.49	432,166

Equity compensation plans not approved by security holders (1)	13,500	5.13	—

Total	849,840	$10.40	432,166

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.      Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2010 and 2009
Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements for the Years ended September 30, 2010, 2009 and 2008

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2010 Annual Report to Stockholders.

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

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 16, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Separation and Release Agreement between Pulaski Financial Corp. and William A. Donius	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.7*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.8*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.10*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.11*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005

10.12*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders
10.13*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano, W. Thomas Reeves, Matthew A. Locke and Brian J. Bjorkman	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.14*	Compensation arrangement with Matthew A. Locke	Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009
10.15*	Compensation arrangement with Brian J. Bjorkman	Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009
13.0	2010 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Chief Executive Officer Certification regarding TARP
99.2	Chief Financial Officer Certification regarding TARP

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 17, 2010
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 17, 2010
Paul J. Milano	(principal accounting and financial
officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 17, 2010
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Vice-Chairman of the Board	December 17, 2010
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 17, 2010
William M. Corrigan, Jr.

/s/ William A. Donius	Director	December 17, 2010
William A. Donius

/s/ Leon A. Felman	Director	December 17, 2010
Leon A. Felman

/s/ Michael R. Hogan	Director	December 17, 2010
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 17, 2010
Timothy K. Reeves

/s/ Steven C. Roberts	Director	December 17, 2010
Steven C. Roberts