Form 10-Q
period 2010-12-31
PULASKI FINANCIAL CORP
filed 2011-02-11
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 11, 2011
Common Stock, par value $.01 per share	10,958,322 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND SEPTEMBER 30, 2010 (UNAUDITED)

	December 31,	September 30,
	2010	2010
ASSETS
Cash and amounts due from depository institutions	$10,838,655	$11,641,550
Federal funds sold and overnight interest-bearing deposits	5,162,164	3,961,254
Total cash and cash equivalents	16,000,819	15,602,804
Debt securities available for sale, at fair value	13,593,571	8,001,092
Mortgage-backed securities held to maturity, at amortized cost (fair value of $9,636,364 and $10,788,459 at Decembr 31, 2010 and September 30, 2010, respectively)	9,242,819	10,296,891
Mortgage-backed securities available for sale, at fair value	6,916,074	8,845,526
Capital stock of Federal Home Loan Bank - at cost	10,184,000	9,773,600
Mortgage loans held for sale, at lower of cost or market	271,151,534	253,578,202
Loans receivable (net of allowance for loan losses of $27,275,405 and $26,975,717 at December 31, 2010 and September 30, 2010, respectively)	1,041,168,963	1,046,273,232
Real estate acquired in settlement of loans (net of allowance for losses of $2,125,500 and $1,651,100 at December 31, 2010 and September 30, 2010, respectively)	13,009,722	14,900,312
Premises and equipment, net	18,494,831	18,764,098
Goodwill	3,938,524	3,938,524
Core deposit intangible	128,242	148,003
Accrued interest receivable	4,323,014	4,432,361
Bank-owned life insurance	30,036,202	29,770,828
Deferred tax asset	13,222,247	13,157,300
Prepaid expenses, accounts receivable and other assets	15,513,432	15,333,827
Total assets	$1,466,923,994	$1,452,816,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,151,151,888	$1,115,203,120
Advances from Federal Home Loan Bank	161,800,000	181,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,717,432	7,098,432
Accrued interest payable	656,260	945,374
Other liabilities	12,338,956	12,627,393
Total liabilities	1,348,253,536	1,336,463,319
Stockholders' Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at December 31, 2010 and September 30, 2010, $1,000 per share liquidation value, net of discount	31,197,262	31,088,060
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at December 31, 2010 and September 30, 2010	130,687	130,687
Treasury stock-at cost; 2,622,210 and 2,753,799 shares at December 31, 2010 and September 30, 2010, respectively	(17,423,842)	(18,064,582)
Additional paid-in capital from common stock	56,727,815	56,702,495
Accumulated other comprehensive income, net	20,447	37,834
Retained earnings	48,018,089	46,458,787
Total stockholders’ equity	118,670,458	116,353,281
Total liabilities and stockholders’ equity	$1,466,923,994	$1,452,816,600

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Interest and Dividend Income:
Loans receivable	$13,584,849	$14,858,809
Mortgage loans held for sale	3,229,108	1,620,008
Securities and other	310,464	358,238
Total interest and dividend income	17,124,421	16,837,055
Interest Expense:
Deposits	3,197,528	4,626,768
Advances from Federal Home Loan Bank	382,959	557,242
Borrowings from the Federal Reserve Bank	-	64
Subordinated debentures	127,739	127,492
Total interest expense	3,708,226	5,311,566
Net interest income	13,416,195	11,525,489
Provision for loan losses	4,300,000	6,074,000
Net interest income after provision for loan losses	9,116,195	5,451,489
Non-Interest Income:
Mortgage revenues	1,846,807	2,701,486
Retail banking fees	1,026,070	932,161
Investment brokerage revenues	446,485	424,044
Bank-owned life insurance	265,374	275,622
Other	63,435	114,154
Total non-interest income	3,648,171	4,447,467
Non-Interest Expense:
Salaries and employee benefits	3,402,002	3,896,579
Occupancy, equipment and data processing expense	2,072,319	2,004,913
Advertising	100,391	146,858
Professional services	444,710	517,449
FDIC deposit insurance premuim expense	623,236	491,858
Real estate foreclosure losses and expense, net	1,085,125	436,203
Other	573,291	688,540
Total non-interest expense	8,301,074	8,182,400
Income before income taxes	4,463,292	1,716,556
Income tax expense	1,345,940	466,121
Net income	$3,117,352	$1,250,435
Other comprehensive loss	(17,387)	(48,301)
Comprehensive income	$3,099,965	$1,202,134
Income available to common shares	$2,601,425	$736,029
Per Common Share Amounts:
Basic earnings per common share	$0.25	$0.07
Weighted average common shares outstanding – basic	10,507,158	10,274,066
Diluted earnings per common share	$0.24	$0.07
Weighted average common shares outstanding – diluted	10,925,023	10,483,880

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2010 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2010	$31,088,060	$130,687	$(18,064,582)	$56,702,495	$37,834	$46,458,787	$116,353,281
Comprehensive income:
Net income	-	-	-	-	-	3,117,352	3,117,352
Change in unrealized loss on investment securities, net of tax	-	-	-	-	(17,387)	-	(17,387)
Comprehensive income	-	-	-	-	(17,387)	3,117,352	3,099,965
Common stock dividends ($0.095 per share)	-	-	-	(1,024)	-	(1,042,123)	(1,043,147)
Preferred stock dividends	-	-	-	-	-	(406,725)	(406,725)
Accretion of discount on preferred stock	109,202	-	-	-	-	(109,202)	-
Stock options excercised	-	-	41,873	32,632	-	-	74,505
Stock option and award expense	-	-	-	183,141	-	-	183,141
Commmon stock purchased under dividend reinvestment plan	-	-	-	(13,425)	-	-	(13,425)
Common stock issued under employee compensation plans (94,317 shares)	-	-	29,695	(89,117)	-	-	(59,422)
Purchase of equity trust shares (37,315 shares)	-	-	-	271,208	-	-	271,208
Distribution of equity trust shares (62,722 shares)	-	-	569,172	(569,172)	-	-	-
Amortization of equity trust expense	-	-	-	97,776	-	-	97,776
Excess tax benefit from stock-based compensation	-	-	-	113,301	-	-	113,301
Balance, December 31, 2010	$31,197,262	$130,687	$(17,423,842)	$56,727,815	$20,447	$48,018,089	$118,670,458

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$3,117,352	$1,250,435
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	490,177	471,743
Net deferred loan costs	454,789	554,924
Debt and equity securities premiums and discounts, net	51,203	16,950
Equity trust expense, net	97,776	147,238
Stock option and award expense	183,141	179,227
Provision for loan losses	4,300,000	6,074,000
Provision for losses on real estate acquired in settlement of loans	725,300	278,600
(Gains) losses on sales of real estate acquired in settlement of loans	(3,608)	43,203
Originations of mortgage loans held for sale	(629,454,332)	(455,782,621)
Proceeds from sales of mortgage loans held for sale	614,894,261	416,191,188
Gain on sales of mortgage loans held for sale	(3,013,261)	(2,474,188)
Increase in cash value of bank-owned life insurance	(265,374)	(275,622)
Increase in deferred tax asset	(64,947)	(76,670)
Excess tax benefit from stock-based compensation	(113,301)	(2,722)
Tax expense for release of equity trust shares	-	25,667
Decrease in accrued expenses	(172,835)	(1,072,253)
Increase in current income taxes payable	100,608	309,134
Changes in other assets and liabilities	(431,862)	(5,659,292)
Net adjustments	(12,222,265)	(41,051,494)
Net cash used in operating activities	(9,104,913)	(39,801,059)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	13,000,000	5,000,000
Principal payments on mortgage-backed securities	2,902,760	1,032,058
Redemption of Federal Home Loan Bank stock	3,910,700	6,601,800
Sales of real estate acquired in settlement of loans receivable	1,924,002	882,201
Purchases of:
Debt securities available for sale	(18,590,962)	(7,998,695)
Federal Home Loan Bank stock	(4,321,100)	(2,406,400)
Premises and equipment	(220,910)	(158,064)
Net increase in loans receivable	(405,625)	(9,376,407)
Net cash used in investing activities	$(1,801,135)	$(6,423,507)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE MONTHS
ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009, CONTINUED (UNAUDITED)

	Three Months Ended
	December 31,
	2010	2009
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$35,948,768	$(36,048,976)
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(19,200,000)	62,800,000
Proceeds from Federal Reserve Bank borrowings, net	-	4,700,000
Net decrease in advance payments by borrowers for taxes and insurance	(4,381,000)	(2,631,120)
Proceeds from cash received in dividend reinvestment plan	-	206,456
Proceeds from stock options excercised	74,505	-
Purchase of equity trust shares	271,208	(70,635)
Excess tax benefit for stock based compensation	113,301	2,722
Tax expense for release of equity trust shares	-	(25,667)
Dividends paid on common stock	(1,043,147)	(994,171)
Dividends paid on preferred stock	(406,725)	(406,725)
Common stock issued under employee compensation plan	5,004	-
Common stock purchased under dividend reinvestment plan	(13,425)	-
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(64,426)	(30,593)
Net cash provided by financing activities	11,304,063	27,501,291
Net increase (decrease) in cash and cash equivalents	398,015	(18,723,275)
Cash and cash equivalents at beginning of period	15,602,804	37,450,664
Cash and cash equivalents at end of period	$16,000,819	$18,727,389

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$3,490,935	$4,942,917
Interest on advances from FHLB	378,962	556,719
Interest on subordinated debentures	148,424	147,127
Cash paid during the period for interest	4,018,321	5,646,763
Income taxes, net	1,186,000	227,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	755,105	8,467,527

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2010 and September 30, 2010 and its results of operations for the three month periods ended December 31, 2010 and 2009.  The results of operations for the three month period ended December 31, 2010 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2010 contained in the Company’s 2010 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The allowance for loan losses is a significant estimate reported within the consolidated financial statements.

Certain reclassifications have been made to fiscal 2010 amounts to conform to the fiscal 2011 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of December 31, 2010, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.  The securities purchase agreement between the Company and the U.S. Treasury: (1) limits, for three years, the rate of dividend payments on the Company’s common stock to the amount of its last quarterly cash dividend prior to participation in the program, which was $0.095 per share, unless an increase is approved by the Treasury; (2) limits the Company’s ability to repurchase its common stock for three years; and (3)  subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

3.	EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential common shares outstanding is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2010	2009
Net income	$3,117,352	$1,250,435
Less:
Preferred dividends declared	(406,725)	(406,725)
Accretion of discount on preferred stock	(109,202)	(107,681)
Income available to common shares	$2,601,425	$736,029

Weighted average common shares outstanding - basic	10,507,158	10,274,066
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	291,609	98,263
Equivalent shares - employee stock options and awards	13,688	19,586
Equivalent shares - common stock warrant	112,568	91,965
Weighted average common shares outstanding - diluted	10,925,023	10,483,880

Earnings per common share:
Basic	$0.25	$0.07
Diluted	$0.24	$0.07

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

The following options and warrants to purchase common shares during the three month periods ended December 31, 2010 and 2009 were not included in the respective computations of diluted earnings per share since they were considered anti-dilutive because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares.  The options expire in various periods from 2013 through 2020, respectively, and the warrant expires in 2019.

	Three Months Ended
	December 31,
	2010	2009
Number of option shares excluded	659,077	671,195
Equivalent anti-dilutive shares	1,049,781	1,216,365
Number of warrant shares excluded	-	-
Equivalent anti-dilutive shares	-	-

4.	STOCK-BASED COMPENSATION

The Company’s shareholder-approved, stock-based incentive plans permit the grant of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options,) and grants of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  Except as described as follows, all restricted stock awards granted during the three months ended December 31, 2010 vest over a period of two to five years.  In December 2010, restricted stock awards for 12,960 shares of the Company’s common stock with terms providing for vesting of 6,480 shares immediately and 6,480 shares in twelve months were granted to directors.  The exercise period for stock options generally may not exceed 10 years from the date of grant.  Option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding funds related to the program.  Under the Treasury’s guidelines, golden parachute payments are defined to include any payment resulting from a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.

A summary of the Company’s stock option program as of December 31, 2010 and changes during the three-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2010	849,840	$10.40
Granted	-	-
Exercised	(11,875)	6.27
Forfeited	(2,834)	7.70
Outstanding at December 31, 2010	835,131	$10.46	$292,790	5.7
Exercisable at December 31, 2010	604,727	$10.47	$247,089	5.0

As of December 31, 2010, the total unrecognized compensation expense related to non-vested stock options and awards was $979,500 and the related weighted average period over which it is expected to be recognized is 1.88 years.

There were no stock options granted during the three-month period ended December 31, 2010.  The fair value of stock options granted during the three-month period ended December 31, 2009 was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	2.44%
Expected volatility	38.59%
Expected life in years	5.6
Dividend yield	4.37%
Expected forfeiture rate	3.37%

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

At December 31, 2010, there were 497,333 shares in the plan with an aggregate value of $4.5 million, which were included in treasury stock in the Company’s consolidated financial statements, including 302,887 shares that were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.	INCOME TAXES

Deferred tax assets totaled $13.2 million at December 31, 2010 and September 30, 2010, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at December 31, 2010 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At December 31, 2010, the Company had $197,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2010, the Company had approximately $68,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2007 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.	DEBT AND EQUITY SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2010 and September 30, 2010 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Debt obligations of government-sponsored entities	$13,595,490	$-	$(1,919)	$13,593,571

Weighted average yield at end of period	0.16%

September 30, 2010:
Debt obligations of government-sponsored entities	$8,000,836	706	$(450)	$8,001,092

Weighted average yield at end of period	0.25%

As of December 31, 2010 and September 30, 2010, the Company did not have any debt and equity securities held to maturity or available for sale that were in a continuous position for twelve months or more.

7.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$24	$-	$-	$24
Ginnie Mae	154,509	13,781	-	168,290
Fannie Mae	9,081,130	382,797	(3,036)	9,460,891
Total mortgage-backed securities	9,235,663	396,578	(3,036)	9,629,205
Collateralized mortgage obligations:
Freddie Mac	7,156	3	-	7,159
Total collateralized mortgage obligations	7,156	3	-	7,159
Total held to maturity	$9,242,819	$396,581	$(3,036)	$9,636,364

Weighted average yield at end of period	4.02%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$392,683	$34,210	$-	$426,893
Total mortgage-backed securities	392,683	34,210	-	426,893
Collateralized mortgage obligations:
Freddie Mac	585,928	7,316	-	593,244
Ginnie Mae	2,508,740	-	(5,667)	2,503,073
Fannie Mae	3,393,824	-	(960)	3,392,864
Total collateralized mortgage obligations	6,488,492	7,316	(6,627)	6,489,181
Total available for sale	$6,881,175	$41,526	$(6,627)	$6,916,074

Weighted average yield at end of period	4.17%

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Freddie Mac	$24	$-	$-	$24
Ginnie Mae	160,044	13,944	-	173,988
Fannie Mae	10,128,927	477,620	-	10,606,547
Total	10,288,995	491,564	-	10,780,559

Collateralized mortgage obligations:
Freddie Mac	7,896	4	-	7,900
Total	7,896	4	-	7,900

Total held to maturity	$10,296,891	$491,568	$-	$10,788,459

Weighted average yield at end of year	4.02%

AVAILABLE FOR SALE:
Mortgage-backed securities:
Ginnie Mae	$433,843	$37,163	$-	$471,006
Fannie Mae	27,433	40	-	27,473
Total	461,276	37,203	-	498,479

Collateralized mortgage obligations:
Freddie Mac	794,329	13,610	-	807,939
Ginnie Mae	3,479,613	-	(2,353)	3,477,260
Fannie Mae	4,049,540	12,308	-	4,061,848

Total	8,323,482	25,918	(2,353)	8,347,047

Total available for sale	$8,784,758	$63,121	$(2,353)	$8,845,526

Weighted average yield at end of year	4.16%

As of December 31, 2010 and September 30, 2010, the Company did not have any mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for twelve months or more.

8.	LOANS RECEIVABLE

Loans receivable at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31,	September 30,
	2010	2010
Real estate mortgage:
Residential first mortgage	$237,930,151	$243,648,954
Residential second mortgage	57,764,812	60,281,107
Home equity lines of credit	193,015,834	201,922,359
Multi-family residential	42,282,167	43,735,853
Commercial real estate	282,506,080	256,224,250
Land acquisition and development	68,511,350	74,461,741
Real estate construction and development:
Residential	6,797,934	8,126,735
Multi-family	3,417,663	3,876,594
Commercial	7,072,270	19,067,773
Commercial and industrial	162,140,974	155,622,170
Consumer and installment	3,698,673	3,512,266
	1,065,137,908	1,070,479,802
Add (less):
Deferred loan costs	3,802,939	3,884,483
Loans in process	(496,479)	(1,115,336)
Allowance for loan losses	(27,275,405)	(26,975,717)
Total	$1,041,168,963	$1,046,273,232
Weighted average interest rate at end of period	5.37%	5.34%
Ratio of allowance to total outstanding loans	2.56%	2.52%

The following is a summary of the Company’s significant accounting policies related to loans receivable.

Allowance for Loan Losses - The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.   Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Management’s estimates are determined through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the composition and volume of the portfolio combined with an analysis of past-due and classified loans, and can also be affected by the following factors:  changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, and changes in the experience, ability, and depth of lending management staff.  Loans are charged off when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in collection of the amount charged off.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on nonaccrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, or loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note.  Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.

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

Accrued Interest - The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the ultimate collectibility of interest or principal. Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status. Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

Impaired Loans - A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral.  In these cases, observable market prices or the current fair value of the collateral, less selling costs when foreclosure is probable, are used instead of discounted cash flows.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.

Troubled Debt Restructurings - A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured one-to-four family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the troubled debt restructuring classification.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
Balance, beginning of period	$26,975,717	$20,579,170
Provision charged to expense	4,300,000	6,074,000
Charge-offs:
Residential real estate first mortgage	173,980	930,913
Residential real estate second mortgage	331,312	185,937
Home equity lines of credit	530,529	725,649
Land acquisition and development	2,117,352	326,590
Real estate construction & development	178	1,436,313
Commercial & multi-family real estate	722,239	-
Commercial & industrial	161,251	73,222
Consumer and other	36,553	75,459
Total charge-offs	4,073,394	3,754,083
Recoveries:
Residential real estate first mortgage	8,208	986
Residential real estate second mortgage	28,870	1,092
Home equity lines of credit	9,649	3,506
Real estate construction & development	143	-
Commercial and multi-family real estate	1,050	5,253
Commercial & industrial	20,038	10,571
Consumer and other	5,124	2,113
Total recoveries	73,082	23,521
Net charge-offs	4,000,312	3,730,562
Balance, end of period	$27,275,405	$22,922,608

The following table summarizes the allocation of the allowance for loan losses at December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
	General	Specific		General	Specific
	Allowance On	Allowance On		Allowance On	Allowance On
	Nonimpaired	Impaired		Nonimpaired	Impaired
	Loans	Loans	Total	Loans	Loans	Total
Residential real estate first mortgage	$2,644,510	$2,380,281	$5,024,791	$1,949,118	$1,708,815	$3,657,933
Residential real estate second mortgage	1,610,022	818,819	2,428,841	2,269,182	899,050	3,168,232
Home equity lines of credit	2,789,287	1,749,699	4,538,986	3,294,174	1,071,757	4,365,931
Land acquisition and development	3,860,182	995,188	4,855,370	4,467,237	3,156,482	7,623,719
Real estate construction & development	77,436	150,437	227,873	207,888	88,037	295,925
Commercial & multi-family real estate	4,997,013	1,005,314	6,002,327	3,958,350	815,459	4,773,809
Commercial & industrial	2,151,014	1,002,049	3,153,063	2,266,756	573,707	2,840,463
Consumer and other	221,168	249,886	471,054	86,925	62,652	149,577
Unallocated	573,100	-	573,100	100,128	-	100,128
Total	$18,923,732	$8,351,673	$27,275,405	$18,599,758	$8,375,959	$26,975,717

The following table summarizes the unpaid principal balances of nonimpaired and impaired loans at December 31, 2010 and September 30, 2010:

	December 31, 2010			September 30, 2010
		Impaired	Impaired		Impaired	Impaired
		Loans with	Loans with		Loans with	Loans with
	Nonimpaired	Specific	No Specific	Nonimpaired	Specific	No Specific
	Loans	Allowance	Allowance	Loans	Allowance	Allowance
Residential real estate first mortgage	$204,775,774	$9,108,005	$24,046,372	$213,578,082	$7,805,475	$22,265,397
Residential real estate second mortgage	53,859,975	1,050,705	2,854,132	56,233,360	1,075,800	2,971,947
Home equity lines of credit	188,035,857	2,975,397	2,004,580	197,938,843	1,720,474	2,263,042
Land acquisition and development	61,610,475	4,155,763	2,745,112	65,503,326	8,796,057	162,358
Real estate construction & development	13,167,860	398,992	3,721,015	26,576,489	126,992	4,367,621
Commercial & multi-family real estate	315,113,238	5,383,598	4,291,411	294,237,924	4,439,491	1,282,688
Commercial & industrial	160,226,472	1,820,491	94,011	153,521,430	2,062,052	38,688
Consumer and other	3,353,810	284,671	60,192	3,328,210	97,423	86,633
Total	$1,000,143,461	$25,177,622	$39,816,825	$1,010,917,664	$26,123,764	$33,438,374

Troubled Debt Restructurings.  Included in impaired loans at December 31, 2010 and September 30, 2010 were $33.3 million and $33.1 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  At December 31, 2010, $22.6 million, or 68.0%, of these loans were performing as agreed under the modified terms of the loans compared with $24.7 million, or 74.7%, at September 30, 2010.  Excluded from non-performing assets at December 31, 2010 and September 30, 2010 were $9.0 million and $9.9 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific loan loss allowances related to troubled debt restructurings at December 31, 2010 and September 30, 2010 were $2.5 million and $1.5 million, respectively.

9.	DEPOSITS

Deposits at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31, 2010		September 30, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$121,101,134	-	$149,186,009	-
Interest-bearing checking	376,232,430	0.71%	345,012,929	0.90%
Passbook savings accounts	29,008,837	0.14%	30,296,199	0.18%
Money market	205,068,263	0.48%	189,851,005	0.52%
Total transaction accounts	731,410,664	0.51%	714,346,142	0.58%

Certificates of deposit:
Retail	332,846,588	2.01%	328,394,523	2.20%
CDARS	78,476,741	0.57%	64,050,592	0.65%
Brokered	8,417,895	5.23%	8,411,863	5.23%
Total certificates of deposit	419,741,224	1.81%	400,856,978	2.02%

Total deposits	$1,151,151,888	0.98%	$1,115,203,120	1.09%

10.	FAIR VALUE MEASUREMENTS

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

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2010, the Company reviewed goodwill for impairment as of December 31, 2010 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the three months ended December 31, 2010.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2010 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$13,594	$-	$13,594	$-
Mortgage-backed securities available for sale	6,916	-	6,916	-
Interest-rate swap	1,419	-	1,419	-
Total assets	$21,929	$-	$21,929	$-
Liabilities:
Interest-rate swap	$1,419	$-	$1,419	$-
Total liabilities	$1,419	$-	$1,419	$-

	Carrying Value at September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$8,001	$-	$8,001	$-
Mortgage-backed securities available for sale	8,846	-	8,846	-
Interest-rate swap	1,860	-	1,860	-
Total assets	$18,707	$-	$18,707	$-
Liabilities:
Interest-rate swap	$1,860	$-	$1,860	$-
Total liabilities	$1,860	$-	$1,860	$-

Assets that were recorded at fair value on a non-recurring basis at December 31, 2010 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

					Total (Gains)/
					Losses
					Recognized in
	Carrying Value at December 31, 2010				the Year Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Loans held for sale	$91,229	$-	$91,229	$-	$(598)
Impaired loans, net	16,826		8,327	8,499	(24)
Real estate acquired in settlement of loans	13,010	-	-	13,010	1,090
Total assets	$121,065	$-	$99,556	$21,509	$468

					Total Losses
					Recognized in
	Carrying Value at September 30, 2010				the Year Ended
		Fair Value Measurements Using			September 30,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Loans held for sale	$113	$-	$113	$-	$-
Impaired loans, net	17,748		10,826	6,922	4,335
Real estate acquired in settlement of loans	14,900	-	-	14,900	8,373
Total assets	$32,761	$-	$10,939	$21,822	$12,708

11.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31, 2010		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$16,001	$16,001	$15,603	$15,603
Debt securities - AFS	13,594	13,594	8,001	8,001
Capital stock of FHLB	10,184	10,184	9,774	9,774
Mortgage-backed securities - HTM	9,243	9,636	10,297	10,788
Mortgage-backed securities - AFS	6,916	6,916	8,846	8,846
Loans receivable held for sale	271,152	276,924	253,578	258,414
Loans receivable	1,041,169	1,090,986	1,046,273	1,094,190
Accrued interest receivable	4,323	4,323	4,432	4,432
Interest-rate swap assets	1,419	1,419	1,860	1,860

LIABILITIES:
Deposit transaction accounts	731,411	731,411	714,346	714,346
Certificate of deposits	419,741	424,160	400,857	406,095
Advances from the FHLB	161,800	164,023	181,000	183,139
Subordinated debentures	19,589	19,583	19,589	19,583
Accrued interest payable	656	656	945	945
Interest-rate swap liabilities	1,419	1,419	1,860	1,860

	December 31, 2010		September 30, 2010
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate
first and second mortgage loans	$32,922	$33,623	$80,944	$82,490
Commitments to originate commercial mortgage loans	26,940	$27,853	22,901	23,737
Commitments to originate non-mortgage loans	18,723	$18,347	11,378	10,918
Unused lines of credit	195,788	$198,999	206,451	204,985

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at December 31, 2010 and September 30, 2010.

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	December 31,	September 30,
	2010	2010

Fair value recorded in other assets	$1,419,000	$1,860,000
Fair value recorded in other liabilities	1,419,000	1,860,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three-month period ended December 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	December 31,
	2010	2009
	(in thousands)
Gross (gains) losses on derivative financial assets	$440,000	$245,000
Gross (gains) losses on derivative financial liabilities	(440,000)	(245,000)
Net loss (gain)	$-	$-

13.	GOODWILL

Goodwill totaled $3.9 million at December 31, 2010 and September 30, 2010, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2010, the Company reviewed goodwill for impairment as of December 31, 2010 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the three months ended December 31, 2010.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2010, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its eighty-ninth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.47 billion in assets at December 31, 2010.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area and the Company’s operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Commercial loan originations totaled $89.2 million during the three months ended December 31, 2010 compared with $96.6 million during the same period last year.  Although origination activity slowed during the fiscal 2011 period compared with the prior year as the result of the distressed local and national economic climate, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  The commercial loan portfolio increased $11.6 million during the three-month period to $572.7 million at December 31, 2010 compared with $561.1 million at September 30, 2010.  Commercial real estate loans increased $26.3 million as the result of new originations and the conversion of certain maturing construction loans to permanent financing, and commercial and industrial loans increased $6.8 million.  Commercial and multi-family construction and development loans decreased $12.5 million and land acquisition and development loans decreased $6.3 million as management decided to decrease the Company’s exposure to construction and development lending because of the weakened national and local economic conditions.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas and, recently, in Wichita, Kansas.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, as it has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered to such investors.

Residential mortgage loans originated for sale to investors totaled $629.5 million during the three months ended December 31, 2010 compared with $455.8 million during the same period last year.  The increased activity during the fiscal 2011 period reflected an increased market demand for mortgage refinancings as a result of the low interest rate environment that existed during the December 2010 quarter.  Mortgage loan refinancing activity represented approximately 72% of total loan originations during the three months ended December 31, 2010 compared with 45% during the same period last year.

Residential loans sold to investors for the three months ended December 31, 2010 totaled $611.9 million, which generated mortgage revenues totaling $1.8 million, compared with $413.7 million of loans sold and $2.7 million in revenues for the three months ended December 31, 2009.  The Company realized lower profit margins on loans sold during the December 2010 quarter compared with the prior year quarter as the result of: a higher percentage of loan activity related to mortgage refinancings, which generally result in lower profit margins than home purchase activity; a lower percentage of FHA and VA loan originations, which generally produce higher sales margins than conventional mortgages; extended commitment periods for delivery of loans to the Company’s mortgage loan investors due to increased origination volumes, tightening underwriting criteria required by such investors and increasing regulatory compliance requirements, resulting in lower sales margins; and increased variable costs on loans originated.  In addition, the Company increased its reserve for amounts potentially due to the Company’s loan investors under guarantees related to loans that were previously sold and became delinquent or defaulted.  Expense related to such guarantees totaled $677,000 during the three months ended December 31, 2010 compared with $54,000 during the same period last year and, at December 31, 2010, the related reserve totaled $787,000.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which results in higher interest-rate spreads than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 99.3% to $3.2 million for the quarter ended December 31, 2010 compared with $1.6 million for the same period last year, primarily due to a $171.2 million increase in the average balance resulting from the increased origination activity and extended delivery times to the Company’s loan investors.  Loans originated for sale during the three months ended December 31, 2010 exceeded loans sold, resulting in a $17.6 million, or 7%, increase in mortgage loans held for sale to $271.2 million at December 31, 2010 from $253.6 million at September 30, 2010.

Looking forward to the March 2010 quarter compared with the December 2010 quarter, the Company anticipates noticeable declines in mortgage revenues and net interest income related to its mortgage banking operation based on an expectation of seasonally lower loan origination volumes, lower refinancing activity and a decline in loans held for sale as loan sales are likely to exceed originations.  These mortgage-related declines are expected to be partially offset by growth in interest income from selective commercial loan growth and modestly lower expense related to loan credit quality.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives, resulting in an increase of $17.1 million, or 2.4%, to $731.4 million at December 31, 2010 from $714.3 million at September 30, 2010.  Checking accounts, which represent the cornerstone product in a customer relationship, increased $3.1 million to $497.3 million at December 31, 2010 from $494.2 million at September 30, 2010 as the result of growth in deposits from municipal and retail customers, partially offset by a decrease in deposits from commercial customers.  Also enhancing its ability to attract core deposits, the Bank participates in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage for non interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance that was temporarily increased to $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts increased $15.2 million to $205.1 million at December 31, 2010 from $189.9 million at September 30, 2010 primarily as the result of growth in deposits from commercial and retail customers.  The weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 0.51% at December 31, 2010 compared with 0.58% at September 30, 2010 primarily due to declining market interest rates.

Certificates of deposit increased $18.9 million to $419.7 million at December 31, 2010 from $400.9 million at September 30, 2010, primarily as the result of a $14.4 million increase in CDARS time deposits to $78.5 million and a $4.5 million increase in retail time deposits to $332.8 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Total deposits increased $35.9 million, or 3.2%, to $1.15 billion at December 31, 2010 from $1.12 billion at September 30, 2010.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $1.0 million for the three months ended December 31, 2010, compared with $932,000 for the same period last year, respectively.  The increase in retail banking fees during the December 2010 quarter resulted from a change in deposit fee structure.

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

	Three Months Ended
	December 31, 2010			December 31, 2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$274,743	$3,981	5.80%	$303,648	$4,772	6.29%
Commercial	588,626	7,716	5.24%	617,011	7,791	5.05%
Home equity lines of credit	197,560	1,860	3.77%	224,570	2,253	4.01%
Consumer	3,241	28	3.30%	3,578	43	4.77%
Total loans receivable	1,064,170	13,585	5.11%	1,148,807	14,859	5.17%
Mortgage loans held for sale	305,905	3,229	4.22%	134,745	1,620	4.81%
Securities and other	49,650	310	2.50%	63,603	358	2.25%
Total interest-earning assets	1,419,725	17,124	4.82%	1,347,155	16,837	5.00%
Non-interest-earning assets	85,062			66,533
Total assets	$1,504,787			$1,413,688

Interest-bearing liabilities:
Interest-bearing checking	$349,761	791	0.91%	$291,480	920	1.26%
Passbook savings	29,668	12	0.16%	28,724	18	0.25%
Money market	196,208	372	0.76%	252,419	755	1.20%
Certificates of deposit	407,003	2,023	1.99%	488,691	2,934	2.40%
Total interest-bearing deposits	982,640	3,198	1.30%	1,061,314	4,627	1.74%
FHLB advances	222,698	382	0.69%	99,282	558	2.25%
Federal Reserve borrowings	-	-	-	51	-	0.50%
Subordinated debentures	19,589	128	2.61%	19,589	127	2.60%
Total interest-bearing liabilities	1,224,927	3,708	1.21%	1,180,236	5,312	1.80%
Non-interest bearing liabilities:
Non-interest bearing deposits	141,331			97,538
Other non-interest bearing liabilities	18,533			16,450
Total non-interest-bearing liabilities	159,864			113,988
Stockholders' equity	119,996			119,464

Total liabilities and stockholders' equity	$1,504,787			$1,413,688

Net interest income		$13,416			$11,525

Interest rate spread (2)			3.61%			3.20%

Net interest margin (3)			3.78%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.90%			114.14%

(1)	Include non-accrual loans with an average balance of $29.4 million and $22.5 million for the three months ended December 31, 2010 and 2009, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended
	December 31, 2010 vs 2009
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(435)	$(356)	$(791)
Commercial	(1,331)	1,256	(75)
Home equity lines of credit	(262)	(131)	(393)
Consumer	(3)	(12)	(15)
Total loans receivable	(2,031)	757	(1,274)
Mortgage loans held for sale	2,917	(1,308)	1,609
Securities and other	(86)	38	(48)
Net change in income on interest earning assets	800	(513)	287

Interest-bearing liabilities:
Interest-bearing checking	799	(928)	(129)
Passbook savings	3	(9)	(6)
Money market	(145)	(238)	(383)
Certificates of deposit	(450)	(461)	(911)
Total interest-bearing deposits	207	(1,636)	(1,429)
FHLB advances	1,875	(2,051)	(176)
Subordinated debentures	1	-	1
Net change in expense on interest bearing liabilities	2,083	(3,687)	(1,604)

Change in net interest income	$(1,283)	$3,174	$1,891

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended December 31, 2010 of $3.1 million compared with net income of $1.3 million during the same quarter last year.  The Company reported net income available to common shares for the quarter ended December 31, 2010 of $2.6 million, or $0.24 per diluted common share on 10.9 million average diluted shares outstanding, compared with net income available to common shares of $736,000, or $0.07 per diluted common share on 10.5 million average diluted shares outstanding, during the same quarter last year.  Reducing income available to common shares for the three months ended December 31, 2010 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $516,000, or $0.05 per diluted common share compared with $514,000, or $0.05 per diluted common share in the comparable 2009 period.

Net interest income rose 16%, or $1.9 million, to $13.4 million for the quarter ended December 31, 2010 compared with $11.5 million for the same period last year primarily as the result of a 36 basis point increase in the net interest margin.  The net interest margin increased to 3.78% for the quarter ended December 31, 2010 compared with 3.42% for the quarter ended December 31, 2009 primarily as the result of an increase in the average balance of loans held for sale, which typically produce higher interest-rate spreads than other interest-earning assets held by the Company, combined with a market-driven decline in the cost of deposits and wholesale borrowings.  The average balance of interest-earning assets increased to $1.42 billion for the quarter ended December 31, 2010 compared with $1.35 billion for the quarter ended December 31, 2009 primarily as the result of the increase in the average balance of mortgage loans held for sale.

Total interest and dividend income increased 2.0% to $17.1 million for the quarter ended December 31, 2010, compared with $16.8 million for the same quarter last year primarily as the result of the increase in interest income on mortgage loans held for sale partially offset by a decrease in interest income on loans receivable.

Interest income on loans receivable decreased 8.6% to $13.6 million for the quarter ended December 31, 2010, compared with $14.9 million for the same quarter last year as the result of a decrease in the average balance and the average yield.  The average balance of loans receivable decreased to $1.06 billion during the three months ended December 31, 2010, compared with $1.15 billion during the same period last year primarily as the result of weakened market demand for the Company’s loan products and the Company’s tightened underwriting standards.  The average yield on loans receivable decreased to 5.11% during the three months ended December 31, 2010 compared with 5.17% during the same period last year primarily as the result of a market driven decrease in the average yield on residential real estate and home equity loans partially offset by an increase in the average yield on commercial loans.  The yield on commercial loans continued to benefit from the implementation of interest-rate floors on new and renewing loans.

Interest income on mortgage loans held for sale increased 99.3% to $3.2 million for the quarter ended December 31, 2010, compared with $1.6 million for the same quarter last year as the result of an increase in the average balance, partially offset by a market driven decrease in the average yield.  The average balance of mortgage loans held for sale increased to $305.9 million during the three months ended December 31, 2010 compared with $134.7 million during the same period last year as the result of increased origination activity and extended delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale was 4.22% during the three months ended December 31, 2010 compared with 4.81% during the same period last year. See Results of Community Banking Strategy – Retail Mortgage Lending.

Total interest expense decreased $1.6 million, or 30.2%, to $3.7 million for the quarter ended December 31, 2010 compared with $5.3 million for the quarter ended December 31, 2009.  The lower expense was primarily the result of a decrease in the average cost of funds partially offset by an increase in the average balance.  The average cost of funds decreased from 1.80% for the quarter ended December 31, 2009 to 1.21% for the quarter ended December 31, 2010 and the average balance of interest-bearing liabilities increased from $1.18 billion to $1.22 billion during the same period, respectively.  The increase in the average balance of interest-bearing liabilities resulted primarily from an increase in the average balance of advances from the Federal Home Loan Bank of Des Moines (“FHLB”), which was used to fund asset growth and the decrease in time deposits.  The decreased average cost during the three-month period was the result of lower market interest rates, a decrease in time deposits and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $1.4 million, or 30.9%, to $3.2 million during the quarter ended December 31, 2010 compared with $4.6 million for the quarter ended December 31, 2009.  The decrease was primarily the result of a decrease in the average cost to 1.30% for the quarter ended December 31, 2010 from 1.74% for the comparable quarter in the prior year.  The lower average cost resulted from decreases in market interest rates and the average balance of higher-cost time deposits. See Results of Community Banking Strategy – Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $174,000, or 31.3%, to $383,000 during the quarter ended December 31, 2010 compared with $557,000 for the quarter ended December 31, 2009 primarily as the result of a decrease in the average cost partially offset by an increase in the average balance.  The average balance increased to $222.7 million for the quarter ended December 31, 2010 from $99.3 million for the quarter ended December 31, 2009 and the average cost decreased from 2.25% to 0.69% during the same period, respectively.  The increased average balance was used to fund asset growth and the decrease in higher-cost time deposits.  The decrease in the average cost was the result of lower market interest rates during the 2010 period.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2010 was $4.3 million compared with $6.1 million for the same period a year ago.  The change in the provision for the three month period was primarily due to changes in the levels of net charge-offs and the balance of non-performing loans.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 18.0% to $3.6 million for the quarter ended December 31, 2010 compared with $4.4 million for the same period last year.  The decrease was primarily the result of lower mortgage revenues partially offset by an increase in retail banking fees.  See Results of Community Banking Strategy – Retail Mortgage Lending and Results of Community Banking Strategy – Retail Banking Services.

Investment brokerage revenues totaled $446,000 for the three months ended December 31, 2010 compared with $424,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw an increase in sales volumes during the December 2010 period compared with the prior-year period as a result of stronger market demand for fixed-income investment products in the midst of a favorable interest rate environment and weakened loan demand by the Company’s investment customers.

Non-Interest Expense

Total non-interest expense increased $119,000 to $8.3 million for the quarter ended December 31, 2010 compared with $8.2 million for the same period a year ago.

Salaries and employee benefits expense decreased $495,000 to $3.4 million for the quarter ended December 31, 2010 compared with $3.9 million for the quarter ended December 31, 2009.  The decrease was primarily due to a higher level of direct, fixed compensation costs deferred against mortgage loans originated as the result of increased activity.

Advertising expense decreased $47,000 to $100,000 for the three months ended December 31, 2010 compared with $147,000 for the three months ended December 31, 2009.  The decrease was generally due to a reduction in the overall level of advertising during the December 2010 quarter resulting from a more focused effort to control such expenses.

Professional fees decreased $73,000 to $445,000 for the quarter ended December 31, 2010 compared with $517,000 for the quarter ended December 31, 2009.  The decrease was primarily the result of lower expenses associated with credit collections and regulatory compliance.

FDIC deposit insurance premium expense increased $131,000 to $623,000 for the three months ended December 31, 2010 compared with $492,000 for the same period in 2009.  The increase was the primarily the result of an increase in the rate paid for deposit insurance partially offset by a decrease in the average balance.

Real estate foreclosure expense and losses was $1.1 million for the three months ended December 31, 2010 compared with $436,000 for the same period in 2009.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $880,000 to $1.3 million, or an effective rate of 30.16%, for the quarter ended December 31, 2010, compared with $466,000, or an effective rate of 27.15%, for the three months ended December 31, 2009.  The higher effective tax rate in the December 2010 quarter was primarily the result of a lower ratio of tax-exempt income on bank owned life insurance and tax-exempt interest on loans to total pre-tax income that resulted from the higher level of pre-tax income in the period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31,	September 30,
	2010	2010
Non-accrual loans:
Residential real estate:
First mortgage	$8,857,882	$6,726,710
Second mortgage	1,492,344	1,522,066
Home equity	3,266,298	2,205,504
Commercial and multi-family real estate	9,512,796	5,538,651
Land acquisition and development	6,738,763	8,796,057
Real estate construction and development	1,135,663	1,188,743
Commercial and industrial	414,351	417,171
Consumer and other	285,735	101,425
Total non-accrual loans	31,703,832	26,496,327
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	15,759,806	16,093,071
Second mortgage	1,929,394	2,186,284
Home equity	1,039,387	1,050,152
Commercial and multi-family real estate	162,213	183,528
Land acquisition and development Land acquisition and development	120,890	97,501
Real estate construction and development	2,933,531	3,305,869
Commercial and industrial	618,220	1,683,568
Consumer and other	59,127	82,631
Total current troubled debt restructurings	22,622,568	24,682,604
Past due under restructured terms:
Residential real estate:
First mortgage	8,536,690	7,251,091
Second mortgage	483,100	339,397
Home equity	674,293	727,859
Land acquisition and development Land acquisition and development	41,222	64,857
Real estate construction and development	50,812	-
Commercial and industrial	881,930	-
Total past due troubled debt restructurings	10,668,047	8,383,204
Total troubled debt restructurings	33,290,615	33,065,808
Total non-performing loans	64,994,447	59,562,135
Real estate acquired in settlement of loans:
Residential real estate	2,614,801	3,632,598
Commercial real estate	10,394,921	11,267,714
Total real estate acquired in settlement of loans	13,009,722	14,900,312
Other nonperforming assets	11,705	-
Total non-performing assets	$78,015,874	$74,462,447

Ratio of non-performing loans to total loans receivable	6.10%	5.56%
Ratio of non-performing assets to totals assets	5.32%	5.13%
Ratio of allowance for loan losses to non-performing loans	41.97%	45.29%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.56%	2.52%
Ratio of non-performing assets to totals assets	3.78%	3.43%
Ratio of allowance for loan losses to non-performing loans	63.80%	75.47%

Non-performing assets increased $3.6 million to $78.0 million at December 31, 2010 compared with $74.5 million at September 30, 2010 primarily the result of a $5.2 million increase in non-accrual loans partially offset by a $1.9 million decrease in real estate acquired in settlement of loans.  Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Non-accrual loans totaled $31.7 million at December 31, 2010 compared with $26.5 million at September 30, 2010.  The increase during the three-month period was primarily due to a $3.2 million increase in non-accrual residential real estate loans and $1.9 million increase in non-accrual commercial loans primarily related to the continued adverse economic environment.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured one- to four-family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the troubled debt restructuring classification.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Restructured residential loans totaled $28.4 million at December 31, 2010 compared with $27.6 million at September 30, 2010.  Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  During the three months ended December 31, 2010, the Company restructured approximately $834,000 of loans to troubled residential borrowers and returned approximately $2.2 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring, compared with $8.2 million and $1.7 million, respectively, during the comparable period last  year.  At December 31, 2010, $28.4 million, or 85% of total restructured loans, related to residential borrowers compared with $27.6 million, or 84% of total restructured loans, at September 30, 2010.  At December 31, 2010, 66% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 70% at September 30, 2010.  The fluctuation in the percentage of restructured residential loans that were performing under their modified terms was primarily the result of returning a portion of such loans to performing status during the three months ended December 31, 2010 and migration of certain other restructured residential loans to the past due status.

Real estate acquired in settlement of loans decreased to $13.0 million at December 31, 2010 compared with $14.9 million at September 30, 2010 due to the sale of several residential real estate properties and the write down of a large commercial property.  Real estate foreclosure losses and expense was $1.1 million for the three months ended December 31, 2010 compared with $436,000 for the same period last year.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Expense during the December 2010 quarter included an additional $717,000 write-down of an existing commercial real estate property due to a decline in its estimated value since its acquisition in a prior period.

The following table summarizes the activity in the allowance for loan losses for the period indicated.

	Three Months Ended
	December 31,
	2010	2009
Balance, beginning of period	$26,975,717	$20,579,170
Provision charged to expense	4,300,000	6,074,000
Net charge-offs:
Residential real estate first mortgage	165,772	929,927
Residential real estate second mortgage	302,442	184,845
Home equity lines of credit	520,880	722,143
Land acquisition and development	2,117,352	326,590
Real estate construction & development	35	1,436,313
Commercial & multi-family real estate	721,189	(5,253)
Commercial & industrial	141,213	62,651
Consumer and other	31,429	73,346
Total charge-offs, net	4,000,312	3,730,562
Balance, end of period	$27,275,405	$22,922,608

The provision for loan losses for the three months ended December 31, 2010 was $4.3 million compared with $6.1 million in the same period last year.  The larger three-month provision recorded in the December 2009 quarter was primarily due to a 17% increase in non-performing assets during that quarter compared with a 5% increase during the December 2010 quarter.

Net charge-offs for the three-months ended December 31, 2010 totaled $4.0 million, or 1.51% of average loans on an annualized basis compared with $3.7 million, or 1.30% of average loans on an annualized basis for the same period a year ago.  Net charge-offs in the December 2010 quarter included $3.0 million of charge-offs on commercial loans and $989,000 of charge-offs on residential mortgage loans compared with $1.8 million and $1.8 million, respectively, in the same period last year.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Approximately 70%, or $2.8 million, of net charge-offs in the December 2010 quarter related to a relationship with one commercial borrower.  In addition, declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the December 2010 and 2009 quarters.

The ratio of the allowance for loan losses to loans receivable was 2.56% at December 31, 2010 compared with 2.52% at September 30, 2010.  The ratio of the allowance for loan losses to non-performing loans was 41.97% at December 31, 2010 compared with 45.29% at September 30, 2010.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 63.80% at December 31, 2010 compared with 75.47% at September 30, 2010.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically troubled debt restructurings that were performing under their restructured terms.

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio. Loan losses are charged against and recoveries are credited to the allowance. Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio. The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Management’s estimates are determined through a method of quantifying certain risks in the portfolio that are affected primarily by changes in the composition and volume of the portfolio combined with an analysis of past-due and classified loans, and can also be affected by the following factors: changes in national and local economic conditions and developments, assessment of collateral values based on independent appraisals, changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices, and changes in the experience, ability, and depth of lending management staff.

The following assessments are performed quarterly in accordance with the Company’s allowance for loan losses methodology:

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on nonaccrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, or loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note. Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors. Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower. Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.

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

FINANCIAL CONDITION

Cash and cash equivalents increased to $16.0 million at December 31, 2010 from $15.6 million at September 30, 2010.  Federal funds sold and overnight interest-bearing deposit accounts increased to $5.2 million at December 31, 2010 compared with $4.0 million at September 30, 2010 primarily as the result of an increase in overnight deposits.

Debt securities available for sale increased to $13.6 million at December 31, 2010 from $8.0 million at September 30, 2010.  Mortgage-backed securities available for sale decreased to $6.9 million at December 31, 2010 from $8.8 million at September 30, 2010 and mortgage-backed and related securities held to maturity decreased to $9.2 million at December 31, 2010 from $10.3 million at September 30, 2010.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased $410,000 to $10.2 million at December 31, 2010 from $9.8 million at September 30, 2010.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines decreased to $161.8 million at December 31, 2010 from $181.0 million at September 30, 2010.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $4.4 million to $2.7 million at December 31, 2010 compared with $7.1 million at September 30, 2010 due to the payment of borrowers’ real estate taxes in December 2010.

Total stockholders’ equity increased $2.3 million to $118.7 million at December 31, 2010 from $116.4 million at September 30, 2010 primarily as the result of net income of $3.1 million, the amortization of equity trust expense of $98,000 and the amortization of stock option and award expense of $183,000 partially offset by common stock dividend payments of $1.0 million and preferred stock dividends of $407,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company requires funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At December 31, 2010, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $170.2 million, had a weighted-average interest rate of 0.96%, a weighted average maturity of approximately 11 months and represented 12% of total assets.  At September 30, 2010, these combined balances totaled $189.4 million, had a weighted-average interest rate of 0.92%, a weighted average maturity of approximately 10 months and represented 13% of total assets.  Use of these funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 days) with the Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the three months ended December 31, 2010 allowed the Company to reduce its use of such wholesale funding.

During July 2010, the Company agreed to comply with a request from its primary regulator, the Office of Thrift Supervision (“OTS”), not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  Prior to that time, the Company had already begun reducing the level of these types deposits with funds received from the increased levels of core deposits and retail certificates of deposit.  Management does not anticipate that this restriction will have a significant impact on the Company’s financial condition, results of operations or liquidity position.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2010, the Bank had approximately $146.2 million in additional borrowing authority under the arrangement with the FHLB in addition to the $161.8 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2010, the Company had approximately $89.9 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $147.3 million of commercial loans pledged as collateral under this agreement.

At December 31, 2010, the Bank had outstanding commitments to originate loans totaling $78.6 million and commitments to sell loans totaling $309.1 million.  Certificates of deposit totaling $301.0 million at December 31, 2010 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  OTS regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OTS is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the OTS in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At December 31, 2010 and September 30, 2010, the Company had cash and cash equivalents totaling $255,000 and $109,000, respectively, and a demand loan extended to the Bank totaling $2.2 million and $1.9 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the three months ended December 31, 2010, the origination of mortgage loans held for sale used $629.5 million of cash and the sales of such loans provided cash totaling $614.9 million.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the three months ended December 31, 2010, the Company had a net increase in loans receivable of $406,000 compared with an increase of $9.4 million for the three months ended December 31, 2009.  In addition, the Company purchased $18.6 million and $4.3 million in debt securities available for sale and FHLB stock during the three months ended December 31, 2010 compared with purchases of $8.0 million and $2.4 million respectively, in debt securities available for sale and FHLB stock during the three months ended December 31, 2009.  Sources of cash from investing activities also included maturities of debt securities available for sale and proceeds from FHLB stock redemptions totaling $13.0 million and $3.9 million during the three months ended December 31, 2010 compared with maturities of debt securities available for sale and proceeds from FHLB stock redemptions of $5.0 million and $6.6 million respectively, during the three months ended December 31, 2009.

The Company’s primary sources and uses of funds from financing activities during the three months ended December 31, 2010 included a $35.9 million increase in deposits compared with a $36.0 million decrease for the three months ended December 31, 2009, and a $19.2 million decrease in advances from the Federal Home Loan Bank during the three months ended December 31, 2010 compared with a $62.8 million increase during the same period last year.  Other significant sources and uses of cash from financing activities for the three months ended December 31, 2009 included a $4.7 million increase in notes payable.  There was no such activity during the three months ended December 31, 2010.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2010:

	December 31, 2010
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$92,865	$132,800	$-	$-
Over three months through six months	82,964	-	-	-
Over six months through twelve months	125,218	-	-	-
Over twelve months	118,694	29,000	-	19,589
Total	$419,741	$161,800	$-	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2010 are as follows:

Less than one year	$701,968
Over 1 year through 3 years	1,504,814
Over 3 years through 5 years	1,453,538
Over 5 years	1,373,021
Total	$5,033,341

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

The Bank is also subject to prompt corrective action capital requirement regulations set forth by the OTS.  As defined in the regulations, the OTS requires the Bank to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The Bank met all capital adequacy requirements to which it was subject at December 31, 2010.

As of December 31, 2010, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2010 and September 30, 2010.

					To be Categorized as
					"Well Capitalized"
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of Decenber 31, 2010:
Tangible capital (to total assets)	$132,281	9.05%	$21,936	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	147,214	12.36%	95,249	8.00%	$119,061	10.00%
Tier I risk-based capital (to risk- weighted assets)	132,281	11.11%	N/A	N/A	71,437	6.00%
Tier I leverage capital (to average assets)	132,281	9.05%	58,496	4.00%	73,121	5.00%

As of September 30, 2010:
Tangible capital (to total assets)	$130,571	9.02%	$21,708	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	145,268	12.40%	93,750	8.00%	$117,188	10.00%
Tier I risk-based capital (to risk- weighted assets)	130,571	11.14%	N/A	N/A	70,313	6.00%
Tier I leverage capital (to average assets)	130,571	9.02%	57,887	4.00%	72,359	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company's quantitative or qualitative aspects of market risk during the quarter ended December 31, 2010 from those disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

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

For the three months ended December 31, 2010, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2010, the Company had issued $78.6 million of unexpired interest rate lock commitments to loan customers compared with $115.2 million of unexpired commitments at September 30, 2010.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2010.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2010 and September 30, 2010 were $1.4 million and $1.9 million, respectively.

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

During the quarter ended December 31, 2010, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R), Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, Consolidation, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The provisions of this Topic are effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

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

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Maximum Number
		(b)	Total Number of	(or Approximate
	(a)	Average	Shares (or Units)	Dollar Value) of
	Total Number	Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased (1)	(or Unit)	or Programs (2)	Plans or Programs (2)

October 1, 2010 through October 31, 2010	8,626	$6.89	-	356,912

November 1, 2010 through November 30, 2010	419	$7.55	-	356,493

December 1, 2010 through December 31, 2010	242	$7.57	-	356,251

Total	9,287	$6.94	-

(1)
Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)
In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot increase its quarterly cash dividend above $0.095 per share or repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended December 31, 2010.

Item 3.   Defaults Upon Senior Securities: Not applicable

Item 4.   [Removed and reserved]

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

4.1   Form of Certificate for Common Stock (5)

4.2   Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.3   Warrant to Purchase 778,421 Shares of Common Stock of Pulaski Financial Corp. (3)

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)	Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)	Incorporated herein by reference into this document from the Form 8-K, as filed with the Securities and Exchange Commission on January 16, 2009.

(4)	Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2010.

(5)	Incorporated by reference from the Form S-1 (Registration No. 333-56465), as amended, as filed with the Securities and Exchange Commission on June 9, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date:	February 11, 2011	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 11, 2011	/s/ Paul J. Milano
Paul J. Milano
Chief Financial Officer