Form 10-Q
period 2011-03-31
PULASKI FINANCIAL CORP
filed 2011-05-12
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common Stock, par value $.01 per share	10,987,629 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2011

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2011 AND SEPTEMBER 30, 2010 (UNAUDITED)

	March 31,	September 30,
	2011	2010
ASSETS
Cash and amounts due from depository institutions	$12,799,979	$11,641,550
Federal funds sold and overnight interest-bearing deposits	98,349,160	3,961,254
Total cash and cash equivalents	111,149,139	15,602,804
Debt securities available for sale, at fair value	9,642,667	8,001,092
Mortgage-backed securities held to maturity, at amortized cost (fair value of $9,357,720 and $10,788,459 at March 31, 2011 and September 30, 2010, respectively)	8,829,106	10,296,891
Mortgage-backed securities available for sale, at fair value	5,253,920	8,845,526
Capital stock of Federal Home Loan Bank, at cost	3,059,600	9,773,600
Mortgage loans held for sale, at lower of cost or market	47,978,276	253,578,202
Loans receivable (net of allowance for loan losses of $26,663,076 and $26,975,717 at March 31, 2011 and September 30, 2010, respectively)	1,052,397,985	1,046,273,232
Real estate acquired in settlement of loans (net of allowance for losses of $2,337,500 and $1,651,100 at March 31, 2011 and September 30, 2010, respectively)	12,373,679	14,900,312
Premises and equipment, net	18,415,337	18,764,098
Goodwill	3,938,524	3,938,524
Core deposit intangible	110,191	148,003
Accrued interest receivable	4,248,520	4,432,361
Bank-owned life insurance	30,301,458	29,770,828
Deferred tax asset	13,277,713	13,157,300
Prepaid expenses, accounts receivable and other assets	17,154,990	15,333,827
Total assets	$1,338,131,105	$1,452,816,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,157,899,394	$1,115,203,120
Advances from Federal Home Loan Bank	29,000,000	181,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,118,226	7,098,432
Accrued interest payable	931,970	945,374
Other liabilities	9,922,217	12,627,393
Total liabilities	1,219,460,807	1,336,463,319
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at March 31, 2011 and September 30, 2010, $1,000 per share liquidation value, net of discount	31,306,848	31,088,060
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at March 31, 2011 and September 30, 2010	130,687	130,687
Treasury stock-at cost; 2,596,346 and 2,753,799 shares at March 31, 2011 and September 30, 2010, respectively	(17,403,807)	(18,064,582)
Additional paid-in capital from common stock	57,117,912	56,702,495
Accumulated other comprehensive (loss) income, net	(6,320)	37,834
Retained earnings	47,524,978	46,458,787
Total stockholders’ equity	118,670,298	116,353,281
Total liabilities and stockholders’ equity	$1,338,131,105	$1,452,816,600

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest and Dividend Income:
Loans receivable	$13,512,863	$14,653,620	$27,097,712	$29,512,430
Mortgage loans held for sale	1,135,092	1,093,852	4,364,200	2,713,860
Securities and other	169,689	303,148	480,153	661,385
Total interest and dividend income	14,817,644	16,050,620	31,942,065	32,887,675
Interest Expense:
Deposits	2,972,583	4,339,331	6,170,111	8,966,100
Advances from Federal Home Loan Bank	233,453	506,125	616,412	1,063,367
Borrowings from the Federal Reserve Bank	—	193	—	257
Subordinated debentures	125,417	123,021	253,156	250,512
Total interest expense	3,331,453	4,968,670	7,039,679	10,280,236
Net interest income	11,486,191	11,081,950	24,902,386	22,607,439
Provision for loan losses	3,500,000	11,240,000	7,800,000	17,314,000
Net interest income (loss) after provision for loan losses	7,986,191	(158,050)	17,102,386	5,293,439
Non-Interest Income:
Mortgage revenues	847,897	1,676,561	2,694,705	4,378,047
Retail banking fees	943,997	869,997	1,970,067	1,802,158
Investment brokerage revenues	601,971	347,654	1,048,455	771,698
Bank-owned life insurance	265,257	272,411	530,630	548,033
Other	31,742	220,744	95,178	334,899
Total non-interest income	2,690,864	3,387,367	6,339,035	7,834,835
Non-Interest Expense:
Salaries and employee benefits	4,079,540	3,657,396	7,481,542	7,557,527
Occupancy, equipment and data processing expense	2,234,218	2,014,696	4,306,537	4,019,609
Advertising	136,876	94,918	237,267	241,776
Professional services	445,837	548,407	890,547	1,065,856
FDIC deposit insurance premuim expense	853,709	493,752	1,476,945	985,611
Real estate foreclosure losses and expense, net	726,564	905,486	1,811,689	1,341,689
Other	731,308	706,219	1,304,599	1,391,207
Total non-interest expense	9,208,052	8,420,874	17,509,126	16,603,275
Income (loss) before income taxes	1,469,003	(5,191,557)	5,932,295	(3,475,001)
Income tax expense (benefit)	402,313	(869,669)	1,748,253	(403,548)
Net income (loss)	$1,066,690	$(4,321,888)	$4,184,042	$(3,071,453)
Other comprehensive loss	(26,767)	(46,557)	(44,154)	(94,858)
Comprehensive income (loss)	$1,039,923	$(4,368,445)	$4,139,888	$(3,166,311)
Income (loss) available to common shares	$550,379	$(4,836,673)	$3,151,804	$(4,100,644)
Per Common Share Amounts:
Basic earnings (loss) per common share	$0.05	$(0.47)	$0.30	$(0.40)
Weighted average common shares outstanding - basic	10,532,730	10,364,565	10,519,803	10,318,818
Diluted earnings (loss) per common share	$0.05	$(0.47)	$0.29	$(0.40)
Weighted average common shares outstanding - diluted	10,986,206	10,364,565	10,967,170	10,318,818

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2010	$31,088,060	$130,687	$(18,064,582)	$56,702,495	$37,834	$46,458,787	$116,353,281
Comprehensive income:
Net income	—	—	—	—	—	4,184,042	4,184,042
Change in unrealized loss on investment securities, net of tax	—	—	—	—	(44,154)	—	(44,154)
Comprehensive income	—	—	—	—	(44,154)	4,184,042	4,139,888
Common stock dividends ($0.095 per share)	—	—	—	(2,071)	—	(2,085,613)	(2,087,684)
Preferred stock dividends	—	—	—	—	—	(813,450)	(813,450)
Accretion of discount on preferred stock	218,788	—	—	—	—	(218,788)	—
Stock options excercised	—	—	117,764	76,190	—	—	193,954
Stock option and award expense	—	—	—	326,751	—	—	326,751
Commmon stock purchased under dividend reinvestment plan	—	—	—	(15,541)	—	—	(15,541)
Common stock issued under employee compensation plans (58,613 shares)	—	—	(50,604)	3,228	—	—	(47,376)
Purchase of equity trust shares (41,461 shares)	—	—	—	358,320	—	—	358,320
Distribution of equity trust shares (65,453 shares)	—	—	593,615	(593,615)	—	—	—
Amortization of equity trust expense	—	—	—	192,585	—	—	192,585
Tax cost from stock-based compensation	—	—	—	(43,731)			(43,731)
Excess tax benefit from stock-based compensation	—	—	—	113,301	—	—	113,301
Balance, March 31, 2011	$31,306,848	$130,687	$(17,403,807)	$57,117,912	$(6,320)	$47,524,978	$118,670,298

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$4,184,042	$(3,071,453)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	987,282	927,318
Net deferred loan costs	951,413	1,077,169
Debt and equity securities premiums and discounts, net	116,857	55,653
Equity trust expense, net	192,585	311,373
Stock option and award expense	326,751	305,043
Provision for loan losses	7,800,000	17,314,000
Provision for losses on real estate acquired in settlement of loans	1,317,200	1,201,900
Gains on sales of real estate acquired in settlement of loans	(31,128)	(28,995)
Originations of mortgage loans held for sale	(838,052,074)	(781,817,430)
Proceeds from sales of mortgage loans held for sale	1,046,511,870	798,475,993
Gain on sales of mortgage loans held for sale	(2,859,870)	(4,128,993)
Increase in cash value of bank-owned life insurance	(530,630)	(548,034)
Increase in deferred tax asset	(120,413)	(2,332,590)
Excess tax benefit from stock-based compensation	(113,301)	(2,722)
Tax expense for release of equity trust shares	43,731	31,037
Decrease in accrued expenses	(406,677)	(634,611)
Decrease in current income taxes payable	(3,078,967)	(1,699,781)
Changes in other assets and liabilities	(735,813)	(3,774,328)
Net adjustments	212,318,816	24,732,002
Net cash provided by operating activities	216,502,858	21,660,549

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	28,500,000	12,000,000
Principal payments on mortgage-backed securities	4,894,371	3,200,507
Redemption of Federal Home Loan Bank stock	11,035,100	9,858,100
Sales of real estate acquired in settlement of loans receivable	6,126,568	2,829,975
Purchases of:
Debt securities available for sale	(30,164,629)	(13,510,130)
Federal Home Loan Bank stock	(4,321,100)	(2,539,900)
Premises and equipment	(638,521)	(331,211)
Net (decrease) increase in loans receivable	(19,762,173)	17,878,411
Net cash (used in) provided by investing activities	$(4,330,384)	$29,385,752

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010, CONTINUED (UNAUDITED)

	Six Months Ended
	March 31,
	2011	2010
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$42,696,274	$(27,455,340)
Repayment of Federal Home Loan Bank advances, net	(152,000,000)	(1,500,000)
Net decrease in advance payments by borrowers for taxes and insurance	(4,980,206)	(2,442,560)
Proceeds from cash received in dividend reinvestment plan	—	439,517
Proceeds from stock options excercised	193,954	196,829
Purchase of equity trust shares	358,320	(152,285)
Excess tax benefit for stock based compensation	113,301	2,722
Tax expense for release of equity trust shares	(43,731)	(31,037)
Dividends paid on common stock	(2,087,684)	(1,998,525)
Dividends paid on preferred stock	(813,450)	(813,450)
Common stock issued under employee compensation plan	35,024	—
Common stock purchased under dividend reinvestment plan	(15,541)	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(82,400)	(38,568)
Net cash used in financing activities	(116,626,139)	(33,792,697)
Net increase in cash and cash equivalents	95,546,335	17,253,604
Cash and cash equivalents at beginning of period	15,602,804	37,450,664
Cash and cash equivalents at end of period	$111,149,139	$54,704,268

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$6,182,235	$8,902,312
Interest on advances from FHLB	616,412	1,063,367
Interest on other borrowings	—	258
Interest on subordinated debentures	272,304	270,118
Cash paid during the period for interest	7,070,951	10,236,055
Income taxes, net	4,851,000	3,599,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	4,886,007	9,447,814

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2011 and September 30, 2010 and its results of operations for the three- and six-month periods ended March 31, 2011 and 2010.  The results of operations for the three- and six-month periods ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2010 contained in the Company’s 2010 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of March 31, 2011, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$1,066,690	$(4,321,888)	$4,184,042	$(3,071,453)
Less:
Preferred dividends declared	(406,725)	(406,725)	(813,450)	(813,450)
Accretion of discount on preferred stock	(109,586)	(108,060)	(218,788)	(215,741)
Income (loss) available to common shares	$550,379	$(4,836,673)	$3,151,804	$(4,100,644)

Weighted average common shares outstanding - basic	10,532,730	10,364,565	10,519,803	10,318,818
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	311,810	—	301,599	—
Equivalent shares - employee stock options and awards	19,253	—	28,688	—
Equivalent shares - common stock warrant	122,413	—	117,080	—
Weighted average common shares outstanding - diluted	10,986,206	10,364,565	10,967,170	10,318,818

Earnings (loss) per common share:
Basic	$0.05	$(0.47)	$0.30	$(0.40)
Diluted	$0.05	$(0.47)	$0.29	$(0.40)

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

The following options and warrants to purchase common shares during the three- and six-month periods ended March 31, 2011 and 2010 were not included in the respective computations of diluted earnings per share since they were considered anti-dilutive because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares.  The options expire in various periods from 2013 through 2019, respectively, and the warrant expires in 2019.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Number of option shares excluded	635,195	952,214	641,903	1,001,667
Equivalent anti-dilutive shares	365,777	513,579	377,961	507,814
Number of warrant shares excluded	—	778,421	—	778,421
Equivalent anti-dilutive shares	—	35,544	—	65,910

4.              STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans, which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Except as described as follows, restricted stock awards generally vest over a period of two to five years.  In December 2010, restricted stock awards for 12,960 shares of the Company’s common stock with terms providing for vesting of 6,480 shares immediately and 6,480 shares in twelve months were granted to directors.  Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding funds related to the program.  Under the Treasury’s guidelines, golden parachute payments are defined to include any payment due to a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans due to the departure or change in control.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At March 31, 2011, the Company had 369,372 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

A summary of the Company’s restricted stock awards as of March 31, 2011 and changes during the six-month period then ended, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Nonvested at September 30, 2010	67,219	$6.45
Granted	65,628	7.50
Vested	(12,186)	7.45
Forfeited	—	—
Nonvested at March 31, 2011	120,661	$6.92

A summary of the Company’s stock option program as of March 31, 2011 and changes during the six-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2010	849,840	$10.40
Granted	—	—
Exercised	(33,397)	5.81
Forfeited	(4,634)	8.87
Outstanding at March 31, 2011	811,809	$10.59	$234,971	5.6
Exercisable at March 31, 2011	610,439	$10.51	$221,973	5.0

As of March 31, 2011, the total unrecognized compensation expense related to non-vested stock options and awards was $833,841 and the related weighted average period over which it is expected to be recognized is 1.71 years.

There were no stock options granted during the six-month period ended March 31, 2011.  The fair value of stock options granted during the six-month period ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	2.44%
Expected volatility	38.59%
Expected life in years	5.6
Dividend yield	4.37%
Expected forfeiture rate	3.37%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff.  The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company, and paid into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to Company shares purchased in the open market and cash.  Should the participants voluntarily leave the Company, they forego any unvested accrued benefits.  At March 31, 2011, there were 513,785 shares in the plan with an aggregate value of $4.6 million, which were included in treasury stock in the Company’s consolidated financial statements, including 308,438 shares that were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.              INCOME TAXES

Deferred tax assets totaled $13.3 million at March 31, 2011 and $13.2 million at September 30, 2010, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at March 31, 2011 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At March 31, 2011, the Company had $197,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of March 31, 2011, the Company had approximately $68,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2007 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.              DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2011 and September 30, 2010 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011:
Debt obligations of government-sponsored entities	$9,642,760	1,860	$(1,953)	$9,642,667

Weighted average yield at end of period	0.23%

September 30, 2010:
Debt obligations of government-sponsored entities	$8,000,836	706	$(450)	$8,001,092

Weighted average yield at end of period	0.25%

As of March 31, 2011 and September 30, 2010, the Company did not have any debt securities held to maturity or available for sale that were in a continuous loss position for twelve months or more.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$24	$1	$—	$25
Ginnie Mae	143,098	20,198	—	163,296
Fannie Mae	8,678,963	508,363	—	9,187,326
Total mortgage-backed securities	8,822,085	528,562	—	9,350,647
Collateralized mortgage obligations:
Freddie Mac	7,021	52	—	7,073
Total collateralized mortgage obligations	7,021	52	—	7,073
Total held to maturity	$8,829,106	$528,614	$—	$9,357,720

Weighted average yield at end of period	4.02%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$383,342	$40,280	$—	$423,622
Total mortgage-backed securities	383,342	40,280	—	423,622
Collateralized mortgage obligations:
Freddie Mac	387,951	2,148	—	390,099
Ginnie Mae	1,720,306	—	(19,649)	1,700,657
Fannie Mae	2,772,420	—	(32,878)	2,739,542
Total collateralized mortgage obligations	4,880,677	2,148	(52,527)	4,830,298
Total available for sale	$5,264,019	$42,428	$(52,527)	$5,253,920

Weighted average yield at end of period	4.18%

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Freddie Mac	$24	$—	$—	$24
Ginnie Mae	160,044	13,944	—	173,988
Fannie Mae	10,128,927	477,620	—	10,606,547
Total	10,288,995	491,564	—	10,780,559

Collateralized mortgage obligations:
Freddie Mac	7,896	4	—	7,900
Total	7,896	4	—	7,900

Total held to maturity	$10,296,891	$491,568	$—	$10,788,459

Weighted average yield at end of year	4.02%

AVAILABLE FOR SALE:
Mortgage-backed securities:
Ginnie Mae	$433,843	$37,163	$—	$471,006
Fannie Mae	27,433	40	—	27,473
Total	461,276	37,203	—	498,479

Collateralized mortgage obligations:
Freddie Mac	794,329	13,610	—	807,939
Ginnie Mae	3,479,613	—	(2,353)	3,477,260
Fannie Mae	4,049,540	12,308	—	4,061,848

Total	8,323,482	25,918	(2,353)	8,347,047

Total available for sale	$8,784,758	$63,121	$(2,353)	$8,845,526

Weighted average yield at end of year	4.16%

As of March 31, 2011 and September 30, 2010, the Company did not have any mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for twelve months or more.

8.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31,	September 30,
	2011	2010
Single-family residential:
Residential first mortgage	$255,009,086	$243,648,954
Residential second mortgage	56,505,469	60,281,107
Home equity lines of credit	188,109,568	201,922,359
Commercial:
Commercial and multi-family real estate	330,460,098	299,960,103
Land acquisition and development	61,365,429	74,461,741
Real estate construction and development	17,389,538	31,071,102
Commercial and industrial	163,964,612	155,622,170
Consumer and installment	3,256,873	3,512,266
	1,076,060,673	1,070,479,802
Add (less):
Deferred loan costs	3,844,748	3,884,483
Loans in process	(844,360)	(1,115,336)
Allowance for loan losses	(26,663,076)	(26,975,717)
Total	$1,052,397,985	$1,046,273,232

Weighted average interest rate at end of period	5.30%	5.34%

Ratio of allowance to total outstanding loans	2.48%	2.52%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Loans are charged off when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in collection of the amount charged off.

For purposes of determining the allowance for loan losses, the Company has segmented its loan portfolio into the following pools that have similar risk characteristics: residential loans, commercial loans and consumer loans.  Loans within these segments are further divided into subsegments, or classes, based on the associated risks within these subsegments. Residential loans are divided into three classes, including single-family first mortgage loans, single-family second mortgage loans and home equity lines of credit.  Commercial loans are divided into four classes, including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  Consumer loans are not subsegmented because of the small balance in this segment.  The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company still offers second mortgage loans up to 80% of the collateral values on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and greater-than-four family apartment buildings.  Land acquisition and development loans represent loans made to borrowers for infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

Consumer loans include primarily loans secured by savings accounts and automobiles.  Savings account loans are fully secured by restricted deposit accounts held at Pulaski Bank.  Automobile loans include loans secured by new and pre-owned automobiles.

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  See discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Historical loss rates for each risk group are used as the starting point to determine allowance provisions.  These rates are then adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the six months ended March 31, 2011 and 2010:

	Six Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$26,975,717	$20,579,170
Provision charged to expense	7,800,000	17,314,000
Charge-offs:
Residential real estate first mortgage	1,719,918	1,259,411
Residential real estate second mortgage	698,433	490,804
Home equity lines of credit	1,699,834	1,394,278
Land acquisition and development	2,915,515	326,590
Real estate construction & development	49,900	1,880,842
Commercial & multi-family real estate	737,683	3,938,315
Commercial & industrial	388,327	2,130,264
Consumer and other	60,199	107,558
Total charge-offs	8,269,809	11,528,062
Recoveries:
Residential real estate first mortgage	62,050	53,728
Residential real estate second mortgage	33,730	29,865
Home equity lines of credit	20,629	6,814
Land acquisition and development	2,415	—
Real estate construction & development	292	5,000
Commercial and multi-family real estate	1,750	10,253
Commercial & industrial	30,832	15,805
Consumer and other	5,470	7,190
Total recoveries	157,168	128,655
Net charge-offs	8,112,641	11,399,407
Balance, end of period	$26,663,076	$26,493,763

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the six months ended March 31, 2011 and information regarding the balance in the allowance and the recorded investment in loans by impairment method at March 31, 2011.

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$11,192,096	$15,533,915	$149,578	$100,128	$26,975,717
Provision charged to expense	6,270,420	946,167	545,054	38,359	7,800,000
Charge offs	(4,118,184)	(4,091,425)	(60,200)	—	(8,269,809)
Recoveries	116,407	35,290	5,471	—	157,168
Balance, end of period	$13,460,739	$12,423,947	$639,903	$138,487	$26,663,076

Allowance balance at end of period based on:
Loans individually evaluated for impairment	$4,809,338	$3,645,339	$543,505	$—	$8,998,182
Loans collectively evaluated for impairment	8,651,401	8,778,608	96,398	138,487	17,664,894
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$13,460,739	$12,423,947	$639,903	$138,487	$26,663,076

Recorded investment in loans receivable at end of period:
Total loans receivable	$501,833,306	$573,964,364	$3,263,391		$1,079,061,061
Loans receivable individually evaluated for impairment	42,136,405	22,835,528	618,291		65,590,224
Loans receivable collectively evaluated for impairment	459,696,901	551,128,836	2,645,100		1,013,470,837
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance of impaired loans at March 31, 2011 and September 30, 2010 by the impairment method used.

	March 31,	September 30,
	2011	2010
	(In Thousands)
Fair value of collateral method	$43,870	$39,713
Present value of cash flows method	21,518	19,849
Total impaired loans	$65,388	$59,562

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on non-accrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, or loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note.  Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.  See discussion of credit quality below.

The following is a summary of impaired loans and other related information as of and for the three months ended March 31, 2011.

				Three Months Ended
	At March 31, 2011			March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	at End of	at End of	at End of	During	During
	Period	Period	Period	Period	Period
With no related allowance recorded:
Residential real estate first mortgage	$27,545,888	$27,400,686	$—	$25,856,887	$16,270
Residential real estate second mortgage	2,901,273	2,890,337	—	2,883,233	—
Home equity lines of credit	1,967,084	1,967,084	—	1,985,832	—
Land acquisition and development	2,685,301	2,685,301	—	2,715,279	—
Real estate construction & development	3,461,763	3,464,066	—	3,588,412	—
Commercial & multi-family real estate	4,120,692	4,113,264	—	4,206,275	2,435
Commercial & industrial	605,357	605,280	—	349,684	1,399
Consumer and other	165	165	—	30,179	—
Total	$43,287,523	$43,126,183	$—

With an allowance recorded:
Residential real estate first mortgage	$5,947,789	$5,919,778	$2,063,214	$7,550,106	$—
Residential real estate second mortgage	915,112	911,274	821,625	985,609	—
Home equity lines of credit	2,859,259	2,859,259	1,924,499	2,917,328	—
Land acquisition and development	4,137,409	4,136,905	976,330	4,146,937	—
Real estate construction & development	321,372	321,320	88,198	360,229	—
Commercial & multi-family real estate	6,585,658	6,580,046	2,135,669	5,986,686	—
Commercial & industrial	917,976	915,971	445,142	1,370,314	—
Consumer and other	618,126	617,244	543,505	451,483	2,298
Total	$22,302,701	$22,261,797	$8,998,182

Total:
Residential real estate first mortgage	$33,493,677	$33,320,464	$2,063,214	$33,406,993	$16,270
Residential real estate second mortgage	3,816,385	3,801,611	821,625	3,868,842	—
Home equity lines of credit	4,826,343	4,826,343	1,924,499	4,903,160	—
Land acquisition and development	6,822,710	6,822,206	976,330	6,862,216	—
Real estate construction & development	3,783,135	3,785,386	88,198	3,948,641	—
Commercial & multi-family real estate	10,706,350	10,693,310	2,135,669	10,192,961	2,435
Commercial & industrial	1,523,333	1,521,251	445,142	1,719,998	1,399
Consumer and other	618,291	617,409	543,505	481,662	2,298
Total	$65,590,224	$65,387,980	$8,998,182

The following is a summary of impaired loans at September 30, 2010:

Balance of impaired loans with specific allowance	$26,123,764
Balance of impaired loans with no specific allowance	33,438,374
Total impaired loans	$59,562,138
Specific loan loss allowance on impaired loans	$8,375,959

The average balance of impaired loans during the three months March 31, 2010 was $63.0 million.  Interest income recognized on impaired loans during the three months March 31, 2010 was $203,000.

Delinquent and Non-Accrual Loans

The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable. Management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status. Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due at March 31, 2011:

							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$3,690,754	$1,741,870	$9,357,459	$14,790,083	$240,945,970	$255,736,053	$—	$33,493,677
Residential real estate second mortgage	271,071	640,067	1,434,248	2,345,386	54,419,184	56,764,570	—	3,816,385
Home equity lines of credit	3,062,453	718,603	3,366,308	7,147,364	182,185,319	189,332,683	—	4,826,343
Land acquisition and development	60,409	—	6,701,481	6,761,890	54,780,312	61,542,202	—	6,822,710
Real estate construction & development	—	—	849,908	849,908	16,394,685	17,244,593	—	3,783,135
Commercial & multi-family real estate	3,306,937	9,479,120	6,729,261	19,515,318	311,381,578	330,896,896	—	10,706,350
Commercial & industrial	—	129,993	431,116	561,109	163,719,564	164,280,673	—	1,523,333
Consumer and other	295,719	52,453	467,107	815,279	2,448,112	3,263,391	—	618,291
Total	$10,687,343	$12,762,106	$29,336,888	$52,786,337	$1,026,274,724	$1,079,061,061	$—	$65,590,224

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan grades that reflect various levels of acceptable risk.  Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.

The following is a summary of the recorded investment of loan risk ratings by class at March 31, 2011.

		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$220,240,466	$439,167	$32,742,703	$2,313,717	$—
Residential real estate second mortgage	52,016,398	—	4,284,502	463,670	—
Home equity lines of credit	183,483,023	68,379	5,033,694	747,587	—
Land acquisition and development	54,593,714	—	6,948,488	—	—
Real estate construction & development	13,461,459	—	3,783,134	—	—
Commercial & multi-family real estate	289,713,523	15,749,536	25,433,837	—	—
Commercial & industrial	145,582,770	11,782,594	6,890,701	24,608	—
Consumer and other	2,635,568	—	401,178	226,645	—
Total	961,726,921	28,039,676	85,518,237	3,776,227	—
Less related specific allowance	—	—	(7,116,066)	(1,882,116)
Total net of allowance	$961,726,921	$28,039,676	$78,402,171	$1,894,111	$—

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Included in impaired loans at March 31, 2011 and September 30, 2010 were $37.4 million and $33.1 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  At March 31, 2011, $25.4 million, or 67.7%, of these loans were performing as agreed under the modified terms of the loans compared with $24.7 million, or 74.7%, at September 30, 2010.  Excluded from non-performing assets at March 31, 2011 and September 30, 2010 were $9.8 million and $9.9 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific loan loss allowances related to troubled debt restructurings at March 31, 2011 and September 30, 2010 were $2.0 million and $1.5 million, respectively.

9.                      DEPOSITS

Deposits at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$124,689,240	—	$149,186,009	—
Interest-bearing checking	354,550,033	0.60%	345,012,929	0.90%
Passbook savings accounts	32,651,987	0.14%	30,296,199	0.18%
Money market	194,193,977	0.49%	189,851,005	0.52%
Total transaction accounts	706,085,237	0.44%	714,346,142	0.58%

Certificates of deposit:
Retail	348,476,654	1.81%	328,394,523	2.20%
CDARS	94,913,577	0.52%	64,050,592	0.65%
Brokered	8,423,926	5.23%	8,411,863	5.23%
Total certificates of deposit	451,814,157	1.61%	400,856,978	2.02%

Total deposits	$1,157,899,394	0.90%	$1,115,203,120	1.09%

10.               FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

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

Impaired Loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since substantially all of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired and new appraisals are obtained when management believes there has been a significant change in fair value.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based the age of such appraisal and on the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral which has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing price of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the six months ended March 31, 2011, the Company reviewed goodwill for impairment as of March 31, 2011 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the six months ended March 31, 2011.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2011 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$9,643	$—	$9,643	$—
Mortgage-backed securities available for sale	5,254	—	5,254	—
Interest-rate swap	1,285	—	1,285	—
Total assets	$16,182	$—	$16,182	$—
Liabilities:
Interest-rate swap	$1,285	$—	$1,285	$—
Total liabilities	$1,285	$—	$1,285	$—

	Carrying Value at September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$8,001	$—	$8,001	$—
Mortgage-backed securities available for sale	8,846	—	8,846	—
Interest-rate swap	1,860	—	1,860	—
Total assets	$18,707	$—	$18,707	$—
Liabilities:
Interest-rate swap	$1,860	$—	$1,860	$—
Total liabilities	$1,860	$—	$1,860	$—

Assets that were recorded at fair value on a non-recurring basis at March 31, 2011 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at March 31, 2011				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Assets:
Loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	13,264	—	8,383	4,881	622
Real estate acquired in settlement of loans	12,374	—	—	12,374	3,361
Total assets	$25,638	$—	$8,383	$17,255	$4,581

					Total Losses
					Recognized in
	Carrying Value at September 30, 2010				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Loans held for sale	$113	$—	$113	$—	$—
Impaired loans, net	17,748	—	10,826	6,922	1,447
Real estate acquired in settlement of loans	14,900	—	—	14,900	4,412
Total assets	$32,761	$—	$10,939	$21,822	$5,859

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$111,149	$111,149	$15,603	$15,603
Debt securities - AFS	9,643	9,643	8,001	8,001
Capital stock of FHLB	3,060	3,060	9,774	9,774
Mortgage-backed securities - HTM	8,829	9,358	10,297	10,788
Mortgage-backed securities - AFS	5,254	5,254	8,846	8,846
Loans receivable held for sale	47,978	48,934	253,578	258,414
Loans receivable	1,052,398	1,100,632	1,046,273	1,094,190
Accrued interest receivable	4,249	4,249	4,432	4,432
Interest-rate swap assets	1,285	1,285	1,860	1,860

LIABILITIES:
Deposit transaction accounts	706,085	706,085	714,346	714,346
Certificate of deposits	451,814	455,990	400,857	406,095
Advances from the FHLB	29,000	30,089	181,000	183,139
Subordinated debentures	19,589	19,584	19,589	19,583
Accrued interest payable	932	932	945	945
Interest-rate swap liabilities	1,285	1,285	1,860	1,860

	March 31, 2011		September 30, 2010
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate first and second mortgage loans	$40,950	$41,765	$80,944	$82,490
Commitments to originate commercial mortgage loans	3,765	3,866	22,901	23,737
Commitments to originate non-mortgage loans	40,122	39,460	11,378	10,918
Unused lines of credit	196,873	203,271	206,451	204,985

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at March 31, 2011 and September 30, 2010.

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	March 31,	September 30,
	2011	2010

Fair value recorded in other assets	$1,285,000	$1,860,000
Fair value recorded in other liabilities	1,285,000	1,860,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and six-month period ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)
Gross (gains) losses on derivative financial assets	$(135,000)	$(179,000)	$(575,000)	$66,000
Gross losses (gains) on derivative financial liabilities	135,000	179,000	575,000	(66,000)
Net loss (gain)	$—	$—	$—	$—

13.    GOODWILL

Goodwill totaled $3.9 million at March 31, 2011 and September 30, 2010, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because the market value of the Company’s common stock was less than its carrying value at March 31, 2011, the Company reviewed goodwill for impairment as of March 31, 2011 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the six months ended March 31, 2011.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2010, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its eighty-ninth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.34 billion in assets at March 31, 2011.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its twelve full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area and the Company’s operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Commercial loan originations totaled $97.1 million and $186.2 million during the three and six months ended March 31, 2011, respectively, compared with $88.2 million and $184.9 million during the same periods last year, respectively.  Although the distressed local and national economic climates continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.

The commercial loan portfolio increased $12.1 million during the six-month period to $573.2 million at March 31, 2011 compared with $561.1 million at September 30, 2010.  Commercial and multi-family real estate loans increased $30.5 million as the result of new originations and the conversion of certain maturing construction loans to permanent financing, and commercial and industrial loans increased $8.3 million as management focused on increasing this type of lending.  Land acquisition and development loans decreased $13.1 million and real estate construction and development loans decreased $13.7 million as management decided to decrease the Company’s exposure to these types of lending because of the weakened national and local economic conditions.

Retail Mortgage Lending

The Company is a conforming, residential mortgage lender that originates loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas and, recently, in Wichita, Kansas.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, as it has successfully leveraged its reputation for financial strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered to such investors.

Residential mortgage loans originated for sale to investors totaled $208.6 million and $838.1 million during the three and six months ended March 31, 2011, respectively, compared with $326.0 million and $781.8 million during the same periods last year, respectively.  The Company experienced near record volumes of loan origination activity during the December 2010 quarter as the result of increased demand for mortgage loan refinancings created by the low interest rate environment that existed during most of the quarter.  However, as the result of an increase in market interest rates in late December 2010, the market demand for refinancings decreased significantly during the March 2011 quarter compared with the linked and prior year quarters.  Mortgage loan refinancing activity totaled $120.9 million, or 50% of total loan originations, during the three months ended March 31, 2011 compared with $433.9 million, or 72% of total loan originations, during the quarter ended December 31, 2010 and $150.6 million, or 46% of total loan originations, for the March 2010 quarter.  For the six month periods, mortgage loan refinancing activity represented approximately 66% of total loan originations, or $554.8 million, in 2011 compared with 45% of total originations during the same period last year.

Residential loans sold to investors for the three months ended March 31, 2011 totaled $431.8 million, which generated mortgage revenues totaling $848,000, compared with $380.6 million of loans sold and $1.7 million in revenues for the three months ended March 31, 2010.  Sales exceeded originations during the March 2011 quarter as the Company liquidated the large balance of loans held for sale that existed at December 31, 2010 by delivering such loans to investors during the March 2011 quarter.  Residential loans sold to investors for the six months ended March 31, 2011 totaled $1.05 billion, which generated mortgage revenues totaling $2.7 million, compared with $798.5 million of loans sold and $4.4 million in revenues for the six months ended March 31, 2010.  The Company realized lower profit margins on loans sold during the 2011 periods primarily as the result of operational processing challenges it experienced related to the high mortgage loan refinancing volumes in the prior quarter and tightening investor requirements.  Such challenges resulted in the Company’s inability to deliver a number of loans held for sale at December 31, 2010 to investors within the original interest rate lock commitment periods.  As a result, the Company ultimately delivered these loans to investors during the March 2011 quarter at significantly reduced profit margins as such loans were repriced at reduced market values.  The Company believes it had appropriately resolved these operational challenges as of March 31, 2011 and anticipates that profit margins in future periods will not be significantly impacted by such challenges.  Looking forward to the June 2011 quarter compared with the

March 2011 quarter, the Company anticipates improved mortgage revenues based on an expectation of seasonally higher loan origination volumes related to home sales and increased net profit margins on loans sold.  However, further increases in market interest rates could have a negative impact on mortgage revenues.

Also reducing mortgage revenues were charges to earnings totaling $219,000 and $908,000 during the three and six months ended March 31, 2011, respectively, and $294,000 and $348,000 during the three- and six-months ended March 31, 2010, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold to investors or reimburse the investors for credit losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days). The Company establishes mortgage repurchase liabilities related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.

The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  Reflecting industry-wide trends, the Company has experienced an increase in repurchase requests from its investors in recent periods.  In response, the Company has strengthened its review and appeal procedures to respond to such requests.  The Company’s loans originated for sale are primarily made to the Company’s customers within its market areas of metropolitan St. Louis and Kansas City and Wichita, Kansas and are locally underwritten according to government agency and investor standards.  In addition, all loans sold to the Company’s investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in resolving and defending a large number of these recent repurchase requests.

The principal balance of loans sold that were still subject to recourse provisions related to early payment default clauses totaled approximately $435 million and $367 million at March 31, 2011 and September 30, 2010, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the six months ended March 31, 2011 and 2010:

	2011	2010
Received during period	$7,942,000	$4,928,000
Resolved during period	7,387,000	2,110,000
Unresolved at end of period	7,571,000	3,666,000

The following is a summary of the changes in the mortgage loan repurchase reserve during the six months ended March 31, 2011 and 2010:

	2011	2010
Balance at beginning of period	$470,983	$250,337
Provisions charged to expense	908,132	348,171
Amounts paid to resolve demands	(512,279)	(292,728)
Balance at end of period	$866,836	$305,780

The mortgage repurchase reserve of $867,000 at March 31, 2011 represents the Company’s best estimate of the probable loss that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans. There may be a range of reasonably possible losses in excess of the estimated liability that cannot be estimated with confidence. Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 3.8% to $1.1 million for the quarter ended March 31, 2011 compared with $1.1 million for the same period last year, primarily due to a $13.8 million increase in the average balance resulting from the extended delivery times to the Company’s loan investors discussed above.  Loans sold during the six months ended March 31, 2011 exceeded loans originated resulting in a $205.6 million, or 81.1%, decrease in mortgage loans held for sale to $48.0 million at March 31, 2011 from $253.6 million at September 30, 2010.

Although the Company primarily originates residential mortgage loans for sale to investors, the Company has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the national economic crisis and has de-emphasized this type of lending.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which have generally been the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage, residential second mortgage and home equity lines of credit decreased $6.2 million, or 1.2%, to $499.6 million at March 31, 2011 compared with $505.9 million at September 30, 2010.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives.  Core deposits decreased $8.3 million, or 1.2%, to $706.1 million at March 31, 2011 from $714.3 million at September 30, 2010.  The decrease was the result of a $30.6 million decrease in commercial and municipal deposits, primarily due to the withdrawal of a $25 million commercial checking account that was deposited with the Bank on a short-term basis at September 30, 2010, partially offset by a $26.1 million increase in retail deposits.  Checking accounts, which represent the cornerstone product in a customer relationship, decreased $15.0 million to $479.2 million at March 31, 2011 from $494.2 million at September 30, 2010 as the result of a decrease in deposits from commercial customers, partially offset by growth in deposits from municipal and retail customers.  Also enhancing its ability to attract core deposits, the Bank participates in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage for non-interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount, and is in addition to the standard FDIC insurance of $250,000 per depositor.  Both FDIC limits will be in effect through December 31, 2013.  Money market accounts increased $4.3 million to $194.2 million at March 31, 2011 from $189.9 million at September 30, 2010 primarily as the result of growth in deposits from retail customers.  The weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 0.56% at March 31, 2011 compared with 0.77% at September 30, 2010 primarily due to declining market interest rates.

Certificates of deposit increased $51.0 million to $451.8 million at March 31, 2011 from $400.9 million at September 30, 2010, primarily as the result of a $30.9 million increase in CDARS time deposits to $94.9 million and a $16.2 million increase in retail time deposits to $328.6 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Total deposits increased $42.7 million, or 3.8%, to $1.16 billion at March 31, 2011 from $1.12 billion at September 30, 2010.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, were $944,000 and $2.0 million for the three and six months ended March 31, 2011, respectively, compared with $870,000 and $1.8 million for the same period last year, respectively.  The increase in retail banking fees during the 2011 periods resulted from a change in deposit fee structure.

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

	Three Months Ended
	March 31, 2011			March 31, 2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$279,067	$4,002	5.74%	$300,038	$4,604	6.14%
Commercial	593,776	7,741	5.21%	609,922	7,825	5.13%
Home equity lines of credit	190,221	1,732	3.64%	220,210	2,184	3.97%
Consumer	3,131	38	4.79%	3,615	41	4.45%
Total loans receivable	1,066,195	13,513	5.07%	1,133,785	14,654	5.17%
Mortgage loans held for sale	108,632	1,135	4.18%	94,844	1,094	4.61%
Securities and other	81,194	170	0.84%	84,207	303	1.44%
Total interest-earning assets	1,256,021	14,818	4.72%	1,312,836	16,051	4.89%
Non-interest-earning assets	91,847			77,036
Total assets	$1,347,868			$1,389,872

Interest-bearing liabilities:
Interest-bearing checking	$368,100	692	0.75%	$331,357	995	1.20%
Passbook savings	30,466	10	0.14%	28,814	15	0.22%
Money market	193,497	360	0.74%	245,206	683	1.11%
Certificates of deposit	442,705	1,911	1.73%	462,349	2,646	2.29%
Total interest-bearing deposits	1,034,768	2,973	1.15%	1,067,726	4,339	1.63%
FHLB advances	43,598	233	2.14%	69,891	506	2.90%
Federal Reserve borrowings	—	—	—	157	—	0.49%
Subordinated debentures	19,589	126	2.56%	19,589	124	2.51%
Total interest-bearing liabilities	1,097,955	3,332	1.21%	1,157,363	4,969	1.72%
Non-interest bearing liabilities:
Non-interest bearing deposits	118,412			102,367
Other non-interest bearing liabilities	12,099			10,967
Total non-interest-bearing liabilities	130,511			113,334
Stockholders’ equity	119,402			119,175
Total liabilities and stockholders’ equity	$1,347,868			$1,389,872

Net interest income		$11,486			$11,082

Interest rate spread (2)			3.51%			3.17%

Net interest margin (3)			3.66%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.40%			113.43%

(1)          Include non-accrual loans with an average balance of $30.8 million and $18.5 million for the three months ended March 31, 2011 and 2010 respectively.

(2)          Yield on interest-earning assets less cost of interest-bearing  liabilities.

(3)          Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2011			March 31, 2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$276,881	$7,983	5.77%	$301,863	$9,376	6.21%
Commercial	591,163	15,458	5.23%	613,505	15,616	5.09%
Home equity lines of credit	193,931	3,592	3.70%	222,414	4,437	3.99%
Consumer	3,186	65	4.03%	3,596	83	4.61%
Total loans receivable	1,065,161	27,098	5.09%	1,141,378	29,512	5.17%
Mortgage loans held for sale	208,352	4,364	4.19%	115,014	2,714	4.72%
Securities and other	65,249	480	1.47%	73,792	661	1.79%
Total interest-earning assets	1,338,762	31,942	4.77%	1,330,184	32,887	4.94%
Non-interest-earning assets	88,418			71,727
Total assets	$1,427,180			$1,401,911

Interest-bearing liabilities:
Interest-bearing checking	$358,830	1,484	0.83%	$311,199	1,914	1.23%
Passbook savings	30,063	22	0.15%	28,769	34	0.23%
Money market	194,867	732	0.75%	248,852	1,438	1.16%
Certificates of deposit	424,658	3,932	1.85%	475,665	5,580	2.35%
Total interest-bearing deposits	1,008,418	6,170	1.22%	1,064,485	8,966	1.68%
FHLB advances	134,132	616	0.92%	84,748	1,063	2.51%
Federal Reserve borrowings	—	—	—	103	—	—
Subordinated debentures	19,589	254	2.58%	19,589	251	2.56%
Total interest-bearing liabilities	1,162,139	7,040	1.21%	1,168,925	10,280	1.76%
Non-interest bearing liabilities:
Non-interest bearing deposits	129,998			99,926
Other non-interest bearing liabilities	15,351			13,739
Total non-interest-bearing liabilities	145,349			113,665
Stockholders’ equity	119,692			119,321
Total liabilities and stockholders’ equity	$1,427,180			$1,401,911

Net interest income		$24,902			$22,607

Interest rate spread (2)			3.56%			3.18%

Net interest margin (3)			3.72%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.20%			113.80%

(1)                    Includes non-accrual loans with an average balance of $28.9 million and $20.9 million for the six months ended March 31, 2011 and 2010,  respectively.

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

	Three Months Ended			Six Months Ended
	March 31, 2011 vs 2010			March 31, 2011 vs 2010
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(311)	$(291)	$(602)	$(750)	$(643)	$(1,393)
Commercial	(667)	583	(84)	(1,068)	910	(158)
Home equity lines of credit	(281)	(171)	(452)	(539)	(306)	(845)
Consumer	(18)	15	(3)	(8)	(10)	(18)
Total loans receivable	(1,277)	136	(1,141)	(2,365)	(49)	(2,414)
Mortgage loans held for sale	522	(481)	41	2,521	(871)	1,650
Securities and other	(91)	(42)	(133)	(184)	3	(181)
Net change in income on interest earning assets	(846)	(387)	(1,233)	(28)	(917)	(945)

Interest-bearing liabilities:
Interest-bearing checking	611	(914)	(303)	660	(1,090)	(430)
Passbook savings	6	(11)	(5)	3	(15)	(12)
Money market	(125)	(198)	(323)	(268)	(438)	(706)
Certificates of deposit	(108)	(627)	(735)	(553)	(1,095)	(1,648)
Total interest-bearing deposits	384	(1,750)	(1,366)	(158)	(2,638)	(2,796)
FHLB advances	(161)	(112)	(273)	1,077	(1,524)	(447)
Subordinated debentures	—	2	2	—	3	3
Net change in expense on interest bearing liabilities	223	(1,860)	(1,637)	919	(4,159)	(3,240)

Change in net interest income	$(1,069)	$1,473	$404	$(947)	$3,242	$2,295

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended March 31, 2011 of $1.1 million compared with a net loss of $4.3 million during the same quarter last year.  For the six months ended March 31, 2011, the Company reported net income of $4.2 million compared with a net loss of $3.1 million during the same period last year.  The Company reported net income available to common shares for the quarter ended March 31, 2011 of $550,000, or $0.05 per diluted common share on 11.0 million average diluted shares outstanding, compared with a net loss available to common shares of $4.8 million, or $0.47 per diluted common share on 10.4 million average diluted shares outstanding, during the same quarter last year.  For the six months ended March 31, 2011, the Company reported net income available to common shares of $3.2 million, or $0.29 per diluted common share on 11.0 million average diluted shares outstanding, compared with a net loss available to common shares of $4.1 million, or $0.40 per diluted common share on 10.3 million average diluted shares outstanding, for the same period a year ago.  Reducing income available to common shares for the three and six months ended March 31, 2011 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $516,000, or $0.05 per diluted common share, and $1.0 million, or $0.09 per diluted common share, respectively, compared with $515,000, or $0.05 per diluted common share, and $1.0 million, or $0.10 per diluted common share, respectively, in the comparable 2010 period.

Net interest income rose 4%, or $404,000, to $11.5 million for the quarter ended March 31, 2011 compared with $11.1 million for the same period last year primarily as the result of a 28 basis point increase in the net interest margin partially offset by a decrease in the average balance of interest-earning assets.  The net interest margin increased to 3.66% for the quarter ended March 31, 2011 compared with 3.38% for the quarter ended March 31, 2010 primarily as the result of market-driven decreases in the costs of deposits and borrowings.  The average balance of interest-earning assets decreased to $1.26 billion for the quarter ended March 31, 2011 compared with $1.31 billion for the quarter ended March 31, 2010 primarily as the result of a decrease in the average balance of loans receivable partially offset by an increase in the average balance of loans held for sale.  See Results of Community Banking Strategy — Retail Mortgage Lending.

For the six months ended March 31, 2011, net interest income rose to $24.9 million compared with $22.6 million for the same six-month period last year primarily as the result of an increase in the net interest margin to 3.72% for the six months ended March 31, 2011 compared with 3.40% for the 2010 period.  The increase in the net interest margin primarily resulted from market-driven declines in the cost of deposits and borrowings.

Total interest and dividend income decreased 7.7% to $14.8 million for the quarter ended March 31, 2011, compared with $16.1 million for the same quarter last year primarily as the result of the decrease in interest income on loans receivable.  For the six months ended March 31, 2011, total interest and dividend income decreased 2.9% to $31.9 million compared with $32.9 million for the same period a year ago primarily as the result of a decrease in interest income on loans receivable partially offset by an increase in interest income on loans held for sale.

Interest income on loans receivable decreased 7.8% to $13.5 million for the quarter ended March 31, 2011, compared with $14.7 million for the same quarter last year as the result of a decrease in the average balance and the average yield.  The average balance of loans receivable decreased to $1.07 billion during the three months ended March 31, 2011, compared with $1.13 billion during the same period last year primarily as the result of weakened market demand for the Company’s loan products and the Company’s tightened underwriting standards.  The average yield on loans receivable decreased to 5.07% during the three months ended March 31, 2011 compared with 5.17% during the same period last year primarily as the result of a market driven decrease in the average yield on residential real estate and home equity loans partially offset by an increase in the average yield on commercial loans.  The yield on commercial loans continued to benefit from the implementation of interest-rate floors on new and renewing loans.

For the six-month periods, interest income on loans receivable decreased 8.2% to $27.1 million for the 2011 period, compared with $29.5 million for the 2010 period.  The average balance of loans receivable was $1.07 billion for the six month period ended March 31, 2011 compared with $1.14 billion for the same period last year while the average yield on loans receivable decreased to 5.09% during the six months ended March 31, 2011 from 5.17% for the same period a year ago primarily as the result of market-driven declines in the average yields on residential mortgage and home equity loans partially offset by an increase in the average yield on commercial loans.

Interest income on mortgage loans held for sale increased 3.8% to $1.1 million for the quarter ended March 31, 2011 from $1.1 million for the quarter ended March 31, 2010 as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $108.6 million during the three months ended March 31, 2011 compared with $94.8 million during the same period last year as the result of extended delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale decreased to 4.18% during the three months ended March 31, 2011 compared with 4.61% during the same period last year as the result of declining market interest rates.

For the six month periods, interest income on mortgage loans held for sale increased 60.8% to $4.4 million for the 2011 period, compared to $2.7 million for the same period last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $208.4 million during the six months ended March 31, 2011 compared with $115.0 million during the same 2010 period as the result of increased origination activity and extended delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale decreased from 4.72% during the six months ended March 31, 2010 to 4.19% during the six months ended March 31, 2011 as the result of declining market interest rates.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $3.3 million and $7.0 million for the three and six months ended March 31, 2011, respectively, compared with $5.0 million and $10.3 million for the comparable 2010 periods, respectively.  The decreases were primarily due to decreases in the average cost of funds to 1.21% for the three and six months ended March 31, 2011 compared with 1.72% and 1.76% for the three and six months ended March 31, 2010, respectively.  The decreased average cost during the three- and six-month periods was primarily the result of lower market interest rates and a shift in the mix of wholesale funding sources.  The Company primarily funds its assets with savings deposits from its retail and commercial customers.  This funding source is supplemented with wholesale funds consisting primarily of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank and time deposits from national brokers.  Management actively chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.

Interest expense on deposits decreased $1.4 million, or 31.5%, to $3.0 million during the quarter ended March 31, 2011 compared with $4.3 million for the quarter ended March 31, 2010.  For the six months ended March 31, 2011, interest expense on deposits was $6.2 million compared to $9.0 million for the same period a year ago.  The decreases were primarily the result of decreases in the average cost to 1.15% and 1.22% for the three and six months ended March 31, 2011, respectively, from 1.63% and 1.68% for the comparable periods in the prior year, respectively.  The lower average cost resulted primarily from decreases in market interest rates and decreases in higher cost time deposits.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $273,000, or 53.9%, to $233,000 during the quarter ended March 31, 2011 compared with $506,000 for the quarter ended March 31, 2010 as the result of decreases in the average cost and the average balance.  The average cost decreased to 2.14% for the three months ended March 31, 2011 compared with 2.90% for the three months ended March 31, 2010 as the result of decreases in market interest rates and the maturity of higher cost, long-term advances that existed in the three months ended March 31, 2010.  The average balance decreased to $43.6 million for the three months ended March 31, 2011 compared with $69.9 million for the three months ended March 31, 2010 as proceeds from the decline in loans receivable were used to repay borrowings.

For the six month periods, interest expense on advances from the Federal Home Loan Bank decreased to $616,000 in 2011 compared with $1.1 million in 2010 as the result of a decrease in the average cost partially offset by an increase in the average balance.  The average cost decreased to 0.92% for the six months ended March 31, 2011 compared with 2.51% for the six months ended March 31, 2010 as the result of decreases in market interest rates, the maturity of higher cost, long-term advances that existed in the six months ended March 31, 2010 and an increase in the balance of lower cost, short-term borrowings that were used to fund growth in the balance of loans held for sale.  The average balance increased to $134.1 million for the six months ended March 31, 2011 compared with $84.7 million for the six months ended March 31, 2010 as proceeds from short-term borrowings were used to fund growth in loans held for sale.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2011 was $3.5 million and $7.8 million respectively, compared with $11.2 million and $17.3 million, respectively, for the same periods a year ago.  The larger provisions recorded in the prior year periods were primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during those periods, higher levels of net charge-offs in those periods and the increase in certain loss factors in the Company’s general valuation allowance model during the March 2010 quarter.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 20.6% to $2.7 million for the quarter ended March 31, 2011 compared with $3.4 million for the same period last year.  For the six-month periods, total non-interest income decreased $1.5 million to $6.3 million in 2011 compared with $7.8 million in 2010.  The decreases were primarily the result of lower mortgage revenues partially offset by increases in investment brokerage revenues and retail banking fees.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services.

Investment brokerage revenues totaled $602,000 and $1.0 million for the three and six months ended March 31, 2011, respectively, compared with $348,000 and $772,000, respectively, for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering bonds from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw an increase in sales volumes during the 2011 periods compared with the prior-year period as a result of stronger market demand for fixed-income investment products in the midst of a favorable interest rate environment and weakened loan demand experienced by the Company’s investment customers.

Non-Interest Expense

Total non-interest expense increased $787,000 to $9.2 million for the quarter ended March 31, 2011 compared with $8.4 million for the same period a year ago.  For the six months ended March 31, 2011, total non-interest expense increased $906,000 to $17.5 million compared with $16.6 million for the same six-month period last year.

Salaries and employee benefits expense increased $422,000 to $4.1 million for the quarter ended March 31, 2011 compared with $3.7 million for the quarter ended March 31, 2010 and decreased $76,000 to $7.5 million for the six months ended March 31, 2011 compared with $7.6 million for the six months ended March 31, 2010.   The increase for the quarterly period was primarily due to a lower level of absorption of direct, fixed compensation costs, resulting primarily from the decreased mortgage loan origination activity, that were deferred against mortgage loans originated.  Conversely, the decrease for the six-month period was due to a higher level of absorption of such costs resulting from the higher level of loan originations.

Occupancy, equipment and data processing expense increased $220,000 to $2.2 million for the three months ended March 31, 2011 compared with $2.0 million for the three months period March 31, 2010 and increased $287,000 to $4.3 million for the six months ended March 31, 2011 compared with $4.0 million for the same period a year ago.  The increases were primarily related to the addition of offices in the Kansas City metropolitan and Wichita, Kansas areas, expenses related to the enhancement of certain capabilities of the Bank’s data processing systems and increased data processing and other expenses related to the increased level of loan activity.

Professional fees decreased $103,000 to $446,000 for the quarter ended March 31, 2011 compared with $548,000 for the quarter ended March 31, 2010.  For the six months ended March 31, 2011, professional fees decreased $175,000 to $891,000 compared with $1.1 million for the same six-month period last year.  The decreases were primarily the result of lower expenses associated with credit collections and regulatory compliance.

FDIC deposit insurance premium expense increased $360,000 to $854,000 for the three months ended March 31, 2011 compared with $494,000 for the same period in 2010 and increased $491,000 to $1.5 million for the six months ended

March 31, 2011 compared with $986,000 for the six months ended March 31, 2010.  The increase was the primarily the result of deposit growth and an increase in the rate paid for deposit insurance.

Real estate foreclosure expense and losses was $727,000 for the three months ended March 31, 2011 compared with $905,000 for the same period in 2010 and was $1.8 million for the six-month period ended March 31, 2011 compared to $1.3 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $1.3 million to $402,000, or an effective rate of 27.39%, for the quarter ended March 31, 2011, compared with a benefit of $870,000, or an effective rate of 16.75%, for the three months ended March 31, 2010.  For the six months ended March 31, 2011, the provision for income taxes increased $2.2 million to $1.7 million, or an effective tax rate of 29.47%, compared with a benefit of $404,000, or an effective tax rate of 11.61% for the same six-month period last year.  The Company’s effective tax rates in the 2011 were lower than the expected statutory rates primarily due to the exclusion of tax-exempt income on bank owned life insurance and tax-exempt interest on loans from taxable income.  The tax benefits experienced in the 2010 periods were the result of net losses incurred during those periods.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2011, December 31, 2010 and September 30, 2010 are summarized as follows:

	March 31,	December 31,	September 30,
	2011	2010	2010
Non-accrual loans:
Residential real estate:
First mortgage	$5,654,930	$8,857,882	$6,726,710
Second mortgage	1,330,221	1,492,344	1,522,066
Home equity	3,439,221	3,266,298	2,205,504
Commercial and multi-family real estate	8,895,038	9,512,796	5,538,651
Land acquisition and development	6,701,482	6,738,763	8,796,057
Real estate construction and development	799,096	1,135,663	1,188,743
Commercial and industrial	521,993	414,351	417,171
Consumer and other	617,409	285,735	101,425
Total non-accrual loans	27,959,390	31,703,832	26,496,327
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	17,274,622	15,759,806	16,093,071
Second mortgage	1,607,601	1,929,394	2,186,284
Home equity	736,284	1,039,387	1,050,152
Commercial and multi-family real estate	1,798,272	162,213	183,528
Land acquisition and development	—	120,890	97,501
Real estate construction and development	2,935,478	2,933,531	3,305,869
Commercial and industrial	999,258	618,220	1,683,568
Consumer and other	—	59,127	82,631
Total current troubled debt restructurings	25,351,515	22,622,568	24,682,604
Past due under restructured terms:
Residential real estate:
First mortgage	10,390,911	8,536,690	7,251,091
Second mortgage	863,790	483,100	339,397
Home equity	650,838	674,293	727,859
Land acquisition and development	120,724	41,222	64,857
Real estate construction and development	50,812	50,812	—
Commercial and industrial	—	881,930	—
Total past due troubled debt restructurings	12,077,075	10,668,047	8,383,204
Total troubled debt restructurings	37,428,590	33,290,615	33,065,808
Total non-performing loans	65,387,980	64,994,447	59,562,135
Real estate acquired in settlement of loans:
Residential real estate	3,102,437	2,614,801	3,632,598
Commercial real estate	9,271,242	10,394,921	11,267,714
Total real estate acquired in settlement of loans	12,373,679	13,009,722	14,900,312
Other nonperforming assets	8,991	11,705	—
Total non-performing assets	$77,770,650	$78,015,874	$74,462,447

Ratio of non-performing loans to total loans receivable	6.08%	6.10%	5.56%
Ratio of non-performing assets to totals assets	5.81%	5.32%	5.13%
Ratio of allowance for loan losses to non-performing loans	40.78%	41.97%	45.29%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	3.72%	3.98%	3.26%
Ratio of non-performing assets to totals assets	3.92%	3.78%	3.43%
Ratio of allowance for loan losses to non-performing loans	64.96%	63.80%	75.47%

Non-performing assets decreased to $77.8 million at March 31, 2011 compared with $78.0 million at December 31, 2010 primarily as the result of a $3.7 million decrease in non-accrual loans and a $636,000 decrease in real estate acquired in settlement of loans partially offset by a $4.1 million increase in troubled debt restructurings.  For the six-month period, non-performing assets increased $3.3 million from $74.5 million at September 30, 2010, primarily as the result of a $1.5 million increase in non-accrual loans and a $4.4 million increase in troubled debt restructurings, partially offset by a $2.5 million decrease in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $28.0 million at March 31, 2011 compared with $31.7 million at December 31, 2010 and $26.5 million at September 30, 2010.  The decrease during the three-month period was primarily due to a $3.2 million decrease in non-accrual residential real estate loans and $884,000 decrease in non-accrual commercial loans primarily related to decreases in loans that were 90 days or more past due.  The increase during the six-month period was primarily due to a $977,000 increase in non-accrual commercial loans and $516,000 increase in non-accrual consumer loans related to the continued adverse economic environment.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Restructured residential loans totaled $31.5 million at March 31, 2011 compared with $28.4 million at December 31, 2010 and $27.6 million at September 30, 2010.  Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  During the three and six months ended March 31, 2011, the Company restructured approximately $6.0 million and $6.8 million of loans to troubled residential borrowers and returned approximately $2.4 million and $4.6 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  For the three and six months ended March 31, 2010, the Company restructured approximately $8.2 million and $12.3 million, respectively, of loans to troubled residential borrowers and returned approximately $6.2 million and $6.2 million, respectively, of previously restructured residential loans to performing status.  At March 31, 2011, $31.5 million, or 84% of total restructured loans, related to residential borrowers compared with $28.4 million, or 85% of total restructured loans, at December 31, 2010 and $27.6 million, or 84% of total restructured loans, at September 30, 2010.  At March 31, 2011, 62% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 66% at December 31, 2010 and 70% at September 30, 2010.  The decrease in the percentage of restructured residential loans that were performing under their modified terms was primarily the result of returning a portion of such loans to performing status during the three and six months ended March 31, 2011 and migration of certain other restructured residential loans to the past due status.

Also contributing to the increase in troubled debt restructurings that were current under their restructured terms during the three and six months ended March 31 2011 was the restructuring, due to the borrower’s financial difficulties, of a $1.5 million loan secured by commercial real estate in St. Louis County, Missouri.  The terms of the restructuring generally provided for a deferral of a portion of the interest payments due until the maturity date of the note.

Real estate acquired in settlement of loans decreased to $12.4 million at March 31, 2011 compared with $13.0 million at December 31, 2010 and $14.9 million at September 30, 2010 due to the sale of several residential and commercial real estate properties and the write-down of a large commercial property.  Real estate foreclosure losses and expense was $727,000 and $1.8 million for the three and six months ended March 31, 2011, respectively, compared with $905,000 and $1.3 million for the 2010 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold. Expense during the 2011 periods included an additional $398,000 write-down of three existing commercial real estate properties during the March 2011 quarter and an additional $717,000 write-down of an existing commercial real estate property during the December 2010 quarter due to declines in their estimated values since their acquisition in a prior period.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance, beginning of period	$27,275,405	$22,922,608	$26,975,717	$20,579,170
Provision charged to expense	3,500,000	11,240,000	7,800,000	17,314,000
Net charge-offs:
Residential real estate first mortgage	1,492,096	275,755	1,657,868	1,205,683
Residential real estate second mortgage	362,261	276,094	664,704	460,939
Home equity lines of credit	1,158,325	665,321	1,679,205	1,387,464
Land acquisition and development	795,749	—	2,913,101	326,590
Real estate construction & development	49,573	439,529	49,608	1,875,842
Commercial & multi-family real estate	14,744	3,933,315	735,933	3,928,062
Commercial & industrial	216,282	2,051,808	357,494	2,114,459
Consumer and other	23,299	27,023	54,728	100,368
Total charge-offs, net	4,112,329	7,668,845	8,112,641	11,399,407
Balance, end of period	$26,663,076	$26,493,763	$26,663,076	$26,493,763

The provision for loan losses for the three and six months ended March 31, 2011 was $3.5 million and $7.8 million, respectively, compared with $11.2 million and $17.3 million in the same 2010 periods, respectively.  The larger provisions recorded in the prior year periods were primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during those periods, higher levels of net charge-offs in those periods and the increase in certain loss factors in the Company’s general valuation allowance model during the March 2010 quarter.

Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance methodology.

Net charge-offs for the three and six months ended March 31, 2011 totaled $4.1 million, or 1.54% of average loans on an annualized basis, and $7.8 million, or 1.52% of average loans on an annualized basis, respectively, compared with $7.7 million, or 2.71% of average loans on an annualized basis, and $11.4 million, or 2.00% of average loans on an annualized basis, for the same periods a year ago, respectively.  Net charge-offs in the March 2011 quarter included $1.1 million of charge-offs on commercial loans and $3.0 million of charge-offs on residential mortgage loans compared with $6.4 million and $552,000, respectively, in the same period last year.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Approximately 35%, or $2.8 million, of net charge-offs during the six months ended March 31, 2011 related to a relationship with one commercial borrower.  In addition, declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the 2011 and 2010 periods.

The ratio of the allowance for loan losses to loans receivable was 2.48% at March 31, 2011 compared with 2.56% at December 31, 2010 and 2.52% at September 30, 2010.  The ratio of the allowance for loan losses to non-performing loans was 40.78% at March 31, 2011 compared with 41.97% at December 31, 2010 and 45.29% at September 30, 2010.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 64.96% at March 31, 2011 compared with 63.80% at December 31, 2010 and 75.47% at September 30, 2010.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically troubled debt restructurings that were performing under their restructured terms.

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

The following table summarizes the unpaid principal balances of impaired loans at March 31, 2011 and September 30, 2010.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	March 31, 2011			September 30, 2010
	Impaired	Impaired		Impaired	Impaired
	Loans with	Loans with	Total	Loans with	Loans with	Total
	Specific	No Specific	Impaired	Specific	No Specific	Impaired
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Residential real estate first mortgage	$5,919,778	$27,400,686	$33,320,464	$7,805,475	$22,265,397	$30,070,872
Residential real estate second mortgage	911,274	2,890,337	3,801,611	1,075,800	2,971,947	4,047,747
Home equity lines of credit	2,859,259	1,967,084	4,826,343	1,720,474	2,263,042	3,983,516
Land acquisition and development	4,136,905	2,685,301	6,822,206	8,796,057	162,358	8,958,415
Real estate construction and development	321,320	3,464,066	3,785,386	126,992	4,367,621	4,494,613
Commercial and multi-family real estate	6,580,046	4,113,264	10,693,310	4,439,491	1,282,688	5,722,179
Commercial and industrial	915,971	605,280	1,521,251	2,062,052	38,688	2,100,740
Consumer and other	617,244	165	617,409	97,423	86,633	184,056
Total	$22,261,797	$43,126,183	$65,387,980	$26,123,764	$33,438,374	$59,562,138

Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired but had no related specific allowance totaled $32.3 million at March 31, 2011 compared with $27.5 million at September 30, 2010.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at March 31. 2011 and September 30, 2010.  The increase in principal balance of such loans between the periods was primarily due to an increase in past due residential real estate first mortgage loans.

Commercial loans, including land acquisition development and construction loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans, that were determined to be impaired but had no related specific allowance totaled $10.9 million at March 31, 2011 compared with $5.9 million at September 30, 2010.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  During the six months ended March 31, 2011, the Company recorded partial charge-offs of principal balances, based on the fair value of the underlying collateral, totaling $2.8 million related to a relationship with one commercial borrower, leaving $2.6 million of land acquisition and development loans and $2.4 million of commercial and multi-family loans at March 31, 2011 with no required allowance.  The principal balance of land acquisition and development loans with no related specific allowance increased from $162,000 at September 30, 2010 to $2.7 million at March 31, 2011 and the principal balance of commercial and multi-family real estate loans with no related specific allowance increased from $1.3 million at September 30, 2010 to $4.1 million at March 31, 2011 primarily as the result of the charge-offs discussed above.  The principal balance of real estate construction and development loans with no related specific allowance decreased from $4.4 million at September 30, 2010 to $3.5 million at December 31, 2010 primarily as the result of principal repayments received on such loans. After evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, the ability of the borrowers to repay the principal balance of the loans and the amount of partial charge offs that had been previously recorded, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on impaired commercial loans at March 31. 2011 and September 30, 2010.

FINANCIAL CONDITION

Cash and cash equivalents increased to $111.1 million at March 31, 2011 from $15.6 million at September 30, 2010.  Federal funds sold and overnight interest-bearing deposit accounts increased to $98.3 million at March 31, 2011 compared with $4.0 million at September 30, 2010 primarily as the result of an increase in overnight deposits held at the Federal Reserve Bank of St. Louis as funds received from the decline in the balance of loans held for sale were invested on a short-term basis.

Debt securities available for sale increased to $9.6 million at March 31, 2011 from $8.0 million at September 30, 2010.  Mortgage-backed securities available for sale decreased to $5.3 million at March 31, 2011 from $8.8 million at September 30, 2010 and mortgage-backed and related securities held to maturity decreased to $8.8 million at March 31, 2011 from $10.3 million at September 30, 2010.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $6.7 million to $3.1 million at March 31, 2011 from $9.8 million at September 30, 2010 as the result of a decline in borrowings under advances from the Federal Home Loan Bank.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines decreased to $29.0 million at March 31, 2011 from $181.0 million at September 30, 2010.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses between these wholesale funding sources depending on their relative costs.  During the six-month period, management used funds received from the decline in the balance of loans held for sale to repay short-term advances.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $5.0 million to $2.1 million at March 31, 2011 compared with $7.1 million at September 30, 2010 primarily due to the payment of borrowers’ real estate taxes in December 2010.

Total stockholders’ equity increased $2.3 million to $118.7 million at March 31, 2011 from $116.4 million at September 30, 2010 primarily as the result of net income of $4.2 million, the amortization of equity trust expense of $193,000, the amortization of stock option and award expense of $327,000, purchase of equity trust shares, net of $358,000 partially offset by common stock dividend payments of $2.1 million and preferred stock dividends of $813,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At March 31, 2011, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $37.4 million, had a weighted-average interest rate of 3.57%, a weighted average maturity of approximately 47 months and represented 3% of total assets.  At September 30, 2010, these combined balances totaled $189.4 million, had a weighted-average interest rate of 0.92%, a weighted average maturity of approximately 10 months and represented 13% of total assets.  Use of these funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the six months ended March 31, 2011 combined with proceeds from the reduction of loans held for sale allowed the Company to reduce its use of such wholesale funding.

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

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2011, the Bank had approximately $191.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $29.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At March 31, 2011, the Company had approximately $84.7 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $136.6 million of commercial loans pledged as collateral under this agreement.

At March 31, 2011, the Bank had outstanding commitments to originate loans totaling $84.8 million and commitments to sell loans totaling $87.8 million.  Certificates of deposit totaling $312.7 million at March 31, 2011 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  OTS regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OTS is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the OTS in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At March 31, 2011 and September 30, 2010, the Company had cash and cash equivalents totaling $220,000 and $109,000, respectively, and a demand loan extended to the Bank totaling $2.6 million and $1.9 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the six months ended March 31, 2011, the origination of mortgage loans held for sale used $838.1 million of cash and the sales of such loans provided cash totaling $1.05 billion.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the six months ended March 31, 2011, the Company had a net increase in loans receivable of $19.8 million compared with a decrease of $17.9 million for the six months ended March 31, 2010.  In addition, the Company purchased $30.2 million and $4.3 million in debt securities available for sale and FHLB stock during the six months ended March 31, 2011 compared with purchases of $13.5 million and $2.5 million respectively, in debt securities available for sale and FHLB stock during the six months ended March 31, 2010.  Sources of cash from investing activities also included maturities of debt securities available for sale and proceeds from FHLB stock redemptions totaling $28.5 million and $11.0 million during the six months ended March 31, 2011 compared with maturities of debt securities available for sale and proceeds from FHLB stock redemptions of $12.0 million and $9.9 million respectively, during the six months ended March 31, 2010.

The Company’s primary sources and uses of funds from financing activities during the six months ended March 31, 2011 included a $42.7 million increase in deposits compared with a $27.5 million decrease for the six months ended March 31, 2010, and a $152.0 million decrease in advances from the Federal Home Loan Bank during the six months ended March 31, 2011 compared with a $1.5 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2011:

	March 31, 2011
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$112,740	$—	$—	$—
Over three months through six months	71,728	—	—	—
Over six months through twelve months	128,199	—	—	—
Over twelve months	139,147	29,000	—	19,589
Total	$451,814	$29,000	$—	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2011 are as follows:

Less than one year	$723,768
Over 1 year through 3 years	1,509,818
Over 3 years through 5 years	1,418,327
Over 5 years	1,212,359
Total	$4,864,272

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

The Bank is also subject to prompt corrective action capital requirement regulations set forth by the OTS.  As defined in the regulations, the OTS requires the Bank to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The Bank met all capital adequacy requirements to which it was subject at March 31, 2011.

As of March 31, 2011, the most recent notification from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2011 and September 30, 2010.

					To be Categorized as
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2011:
Tangible capital (to total assets)	$132,001	9.90%	$20,001	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	145,658	13.38%	87,086	8.00%	$108,858	10.00%
Tier I risk-based capital (to risk-weighted assets)	132,001	12.13%	N/A	N/A	65,315	6.00%
Tier I leverage capital (to average assets)	132,001	9.90%	53,335	4.00%	66,669	5.00%

As of September 30, 2010:
Tangible capital (to total assets)	$130,571	9.02%	$21,708	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	145,268	12.40%	93,750	8.00%	$117,188	10.00%
Tier I risk-based capital (to risk-weighted assets)	130,571	11.14%	N/A	N/A	70,313	6.00%
Tier I leverage capital (to average assets)	130,571	9.02%	57,887	4.00%	72,359	5.00%

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

For the three and six months ended March 31, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At March 31, 2011, the Company had issued $84.8 million of unexpired interest rate lock commitments to loan customers compared with $115.2 million of unexpired commitments at September 30, 2010.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2011.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2011 and September 30, 2010 were $1.3 million and $1.9 million, respectively.

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

During the quarter ended March 31, 2011, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, Generally Accepted Accounting Principles. The ASC establishes the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not have a material impact on the Company’s financial condition or results of operations.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 will be effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 could cause more loan modifications to be classified as troubled debt restructurings.  Management is evaluating the Company’s loan modification programs and practices in light of the new ASU to determine whether its adoption will have a material impact on the Company’s financial condition or results of operation.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2011 through January 31, 2011	486	$7.53	—	403,800

February 1, 2011 through February 28, 2011	1,494	$7.41	—	403,800

March 1, 2011 through March 31, 2011	439	$7.38	—	403,800

Total	2,419	$7.43	—

(1)   Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)   In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended March 31, 2011.

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

PULASKI FINANCIAL CORP.

Date:	May 12, 2011	/s/ Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	May 12, 2011	/s/ Paul J. Milano
Paul J. Milano
Chief Financial Officer