Form 10-Q
period 2011-06-30
PULASKI FINANCIAL CORP
filed 2011-08-12
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, par value $.01 per share	10,984,646 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2011

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND SEPTEMBER 30, 2010 (UNAUDITED)

	June 30,	September 30,
	2011	2010
ASSETS
Cash and amounts due from depository institutions	$14,125,274	$11,641,550
Federal funds sold and overnight interest-bearing deposits	104,421,162	3,961,254
Total cash and cash equivalents	118,546,436	15,602,804
Debt securities available for sale, at fair value	14,648,481	8,001,092
Mortgage-backed securities held to maturity, at amortized cost (fair value of $8,873,010 and $10,788,459 at June 30, 2011 and September 30, 2010, respectively)	8,336,905	10,296,891
Mortgage-backed securities available for sale, at fair value	3,983,957	8,845,526
Capital stock of Federal Home Loan Bank, at cost	3,100,400	9,773,600
Mortgage loans held for sale, at lower of cost or market	44,835,357	253,578,202
Loans receivable (net of allowance for loan losses of $25,749,667 and $26,975,717 at June 30, 2011 and September 30, 2010, respectively)	1,038,683,071	1,046,273,232
Real estate acquired in settlement of loans (net of allowance for losses of $2,303,000 and $1,651,100 at June 30, 2011 and September 30, 2010, respectively)	11,881,217	14,900,312
Premises and equipment, net	18,948,378	18,764,098
Goodwill	3,938,524	3,938,524
Core deposit intangible	93,904	148,003
Accrued interest receivable	4,115,503	4,432,361
Bank-owned life insurance	30,566,205	29,770,828
Deferred tax asset	13,316,754	13,157,300
Prepaid expenses, accounts receivable and other assets	16,599,771	15,333,827
Total assets	$1,331,594,863	$1,452,816,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,148,872,630	$1,115,203,120
Advances from Federal Home Loan Bank	29,000,000	181,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,976,072	7,098,432
Accrued interest payable	837,436	945,374
Other liabilities	11,210,670	12,627,393
Total liabilities	1,212,485,808	1,336,463,319
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at June 30, 2011 and September 30, 2010, $1,000 per share liquidation value, net of discount	31,416,819	31,088,060
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at June 30, 2011 and September 30, 2010	130,687	130,687
Treasury stock-at cost; 2,591,364 and 2,753,799 shares at June 30, 2011 and September 30, 2010, respectively	(17,386,861)	(18,064,582)
Additional paid-in capital from common stock	57,291,042	56,702,495
Accumulated other comprehensive (loss) income, net	(7,714)	37,834
Retained earnings	47,665,082	46,458,787
Total stockholders’ equity	119,109,055	116,353,281
Total liabilities and stockholders’ equity	$1,331,594,863	$1,452,816,600

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and Dividend Income:
Loans receivable	$13,402,288	$14,215,932	$40,500,000	$43,728,361
Mortgage loans held for sale	557,386	1,436,614	4,921,586	4,150,475
Securities and other	214,920	265,309	695,073	926,694
Total interest and dividend income	14,174,594	15,917,855	46,116,659	48,805,530
Interest Expense:
Deposits	2,743,438	3,752,590	8,913,550	12,718,689
Advances from Federal Home Loan Bank	226,034	340,607	842,446	1,403,973
Borrowings from the Federal Reserve Bank	—	226	—	484
Subordinated debentures	126,600	126,846	379,755	377,359
Total interest expense	3,096,072	4,220,269	10,135,751	14,500,505
Net interest income	11,078,522	11,697,586	35,980,908	34,305,025
Provision for loan losses	4,000,000	4,500,000	11,800,000	21,814,000
Net interest income after provision for loan losses	7,078,522	7,197,586	24,180,908	12,491,025
Non-Interest Income:
Mortgage revenues	1,294,794	1,756,394	3,989,499	6,134,441
Retail banking fees	1,075,822	1,004,708	3,045,889	2,806,865
Investment brokerage revenues	420,939	609,511	1,469,395	1,381,209
Bank-owned life insurance	264,746	272,776	795,376	820,809
Other	17,635	88,089	112,812	422,989
Total non-interest income	3,073,936	3,731,478	9,412,971	11,566,313
Non-Interest Expense:
Salaries and employee benefits	3,719,993	3,156,319	11,201,535	10,713,846
Occupancy, equipment and data processing expense	2,281,714	2,089,772	6,588,251	6,109,381
Advertising	121,104	134,910	358,371	376,686
Professional services	361,029	290,288	1,251,576	1,356,144
FDIC deposit insurance premium expense	474,831	492,556	1,951,776	1,478,167
Real estate foreclosure losses and expense, net	264,765	549,911	2,076,453	1,891,601
Other	662,419	628,461	1,967,019	2,019,667
Total non-interest expense	7,885,855	7,342,217	25,394,981	23,945,492
Income before income taxes	2,266,603	3,586,847	8,198,898	111,846
Income tax expense	566,349	409,693	2,314,602	6,145
Net income	$1,700,254	$3,177,154	$5,884,296	$105,701
Other comprehensive loss	(1,394)	(31,524)	(45,548)	(126,382)
Comprehensive income (loss)	$1,698,860	$3,145,630	$5,838,748	$(20,681)
Income (loss) available to common shares	$1,183,558	$2,661,990	$4,335,362	$(1,438,654)
Per Common Share Amounts:
Basic earnings (loss) per common share	$0.11	$0.26	$0.41	$(0.14)
Weighted average common shares outstanding - basic	10,558,910	10,418,153	10,532,839	10,351,930
Diluted earnings (loss) per common share	$0.11	$0.25	$0.39	$(0.14)
Weighted average common shares outstanding - diluted	11,009,935	10,622,155	10,989,643	10,351,930

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2010	$31,088,060	$130,687	$(18,064,582)	$56,702,495	$37,834	$46,458,787	$116,353,281
Comprehensive income:
Net income	—	—	—	—	—	5,884,296	5,884,296
Change in unrealized loss on investment securities, net of tax	—	—	—	—	(45,548)	—	(45,548)

Comprehensive income	—	—	—	—	(45,548)	5,884,296	5,838,748
Common stock dividends ($0.095 per share)	—	—	—	(3,128)	—	(3,129,067)	(3,132,195)
Preferred stock dividends	—	—	—	—	—	(1,220,175)	(1,220,175)
Accretion of discount on preferred stock	328,759	—	—	—	—	(328,759)	—
Stock options excercised	—	—	117,765	76,189	—	—	193,954
Stock option and award expense	—	—	—	459,981	—	—	459,981
Commmon stock purchased under dividend reinvestment plan	—	—	—	(25,152)	—	—	(25,152)
Common stock issued under employee compensation plans, net (53,657 shares)	—	—	(122,570)	72,928	—	—	(49,642)
Purchase of equity trust shares, net (29,597 shares)	—	—	—	349,901	—	—	349,901
Distribution of equity trust shares (75,391 shares)	—	—	682,526	(682,526)	—	—	—
Amortization of equity trust expense	—	—	—	278,016	—	—	278,016
Tax cost from stock-based compensation	—	—	—	(50,963)	—	—	(50,963)
Excess tax benefit from stock-based compensation	—	—	—	113,301	—	—	113,301
Balance, June 30, 2011	$31,416,819	$130,687	$(17,386,861)	$57,291,042	$(7,714)	$47,665,082	$119,109,055

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010 (UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$5,884,296	$105,701
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,487,630	1,379,282
Net deferred loan costs	1,430,549	1,628,422
Debt and equity securities premiums and discounts, net	196,373	95,345
Equity trust expense, net	278,016	501,313
Stock option and award expense	459,981	432,793
Provision for loan losses	11,800,000	21,814,000
Provision for losses on real estate acquired in settlement of loans	1,431,200	1,564,700
Gains on sales of real estate acquired in settlement of loans	(51,128)	(47,620)
Originations of mortgage loans held for sale	(1,094,209,155)	(1,228,484,966)
Proceeds from sales of mortgage loans held for sale	1,306,912,169	1,182,300,432
Gain on sales of mortgage loans held for sale	(3,960,169)	(5,763,432)
Increase in cash value of bank-owned life insurance	(795,376)	(820,809)
Increase in deferred tax asset	(159,454)	(2,381,535)
Excess tax benefit from stock-based compensation	(113,301)	(2,722)
Tax expense for release of equity trust shares	50,963	66,224
Increase in accrued expenses	134,725	(652,113)
Decrease in current income taxes payable	(2,566,200)	(1,250,278)
Changes in other assets and liabilities	102,081	(3,478,937)
Net adjustments	222,428,904	(33,099,901)
Net cash provided by (used in) operating activities	228,313,200	(32,994,200)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	40,000,000	16,500,000
Principal payments on mortgage-backed securities	6,627,360	5,197,952
Redemption of Federal Home Loan Bank stock	11,035,100	12,205,600
Sales of real estate acquired in settlement of loans receivable	8,163,515	7,242,956
Purchases of:
Debt securities available for sale	(46,723,032)	(19,007,933)
Federal Home Loan Bank stock	(4,361,900)	(6,441,100)
Premises and equipment	(1,671,910)	(1,219,751)
Net (increase) decrease in loans receivable	(12,164,880)	24,841,379
Net cash provided by investing activities	$904,253	$39,319,103

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010, CONTINUED (UNAUDITED)

	Nine Months Ended
	June 30,
	2011	2010
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$33,669,510	$(45,665,871)
Proceeds from (repayment of) Federal Home Loan Bank advances, net	(152,000,000)	31,900,000
Net decrease in advance payments by borrowers for taxes and insurance	(4,122,360)	(628,220)
Proceeds from cash received in dividend reinvestment plan	—	657,394
Proceeds from stock options excercised	193,954	196,829
Purchase of equity trust shares	349,901	(219,785)
Excess tax benefit for stock based compensation	113,301	2,722
Tax expense for release of equity trust shares	(50,963)	(66,224)
Dividends paid on common stock	(3,132,195)	(3,024,092)
Dividends paid on preferred stock	(1,220,175)	(1,220,175)
Common stock issued under employee compensation plan	70,047	—
Common stock purchased under dividend reinvestment plan	(25,152)	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(119,689)	(78,374)
Net cash used in financing activities	(126,273,821)	(18,145,796)
Net increase (decrease) in cash and cash equivalents	102,943,632	(11,820,893)
Cash and cash equivalents at beginning of period	15,602,804	37,450,664
Cash and cash equivalents at end of period	$118,546,436	$25,629,771

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$9,017,339	$12,905,274
Interest on advances from FHLB	842,446	1,403,441
Interest on other borrowings	—	484
Interest on subordinated debentures	400,817	396,031
Cash paid during the period for interest	10,260,602	14,705,230
Income taxes, net	4,950,000	3,624,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	6,542,492	16,345,734

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2011 and September 30, 2010 and its results of operations for the three- and nine-month periods ended June 30, 2011 and 2010.  The results of operations for the three- and nine-month periods ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2010 contained in the Company’s 2010 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of June 30, 2011, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                      PREFERRED STOCK

In January 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis based upon the estimated market values of the preferred stock and the warrant.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is considered a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings.  Such accretion does not reduce net income, but reduces income available to common shares.

The fair value of the preferred stock was estimated on the date of issuance by computing the present value of expected future cash flows using a risk-adjusted rate of return for similar securities equal to 12%.  The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model assuming a risk-free interest rate of 4.30%, expected volatility of 35.53% and a dividend yield of 4.27%.

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

3.                      EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential common shares outstanding is included in diluted earnings per share.  The computations of basic and diluted earnings per common share are presented in the following table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$1,700,254	$3,177,154	$5,884,296	$105,701
Less:
Preferred dividends declared	(406,725)	(406,725)	(1,220,175)	(1,220,175)
Accretion of discount on preferred stock	(109,971)	(108,439)	(328,759)	(324,180)
Income (loss) available to common shares	$1,183,558	$2,661,990	$4,335,362	$(1,438,654)

Weighted average common shares outstanding - basic	10,558,910	10,418,153	10,532,839	10,351,930
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	307,407	137,330	303,521	—
Equivalent shares - employee stock options and awards	34,703	8,118	38,903	—
Equivalent shares - common stock warrant	108,915	58,554	114,380	—
Weighted average common shares outstanding - diluted	11,009,935	10,622,155	10,989,643	10,351,930

Earnings (loss) per common share:
Basic	$0.11	$0.26	$0.41	$(0.14)
Diluted	$0.11	$0.25	$0.39	$(0.14)

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

The following options and warrants to purchase common shares during the three- and nine-month periods ended June 30, 2011 and 2010 were not included in the respective computations of diluted earnings per share since they were considered anti-dilutive because the exercise price of the options, when combined with the effect of the unamortized compensation expense, and the exercise price of the warrants were greater than the average market price of the common shares.  The options expire in various periods from 2011 through 2021, respectively, and the warrant expires in 2019.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of option shares excluded	648,678	667,507	664,828	970,504
Equivalent anti-dilutive shares	375,392	493,457	378,052	540,841
Number of warrant shares excluded	—	—	—	778,421
Equivalent anti-dilutive shares	—	—	—	62,776

4.  STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans, which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Except as described as follows, restricted stock awards generally vest over a period of two to five years.  In December 2010, restricted stock awards for 12,960 shares of the Company’s common stock with terms providing for vesting of 6,480 shares immediately and 6,480 shares in twelve months were granted to existing directors.  In June 2011, a restricted stock award for 1,620 shares of the Company’s common stock with terms providing for vesting of 810 shares immediately and 810 shares in December 2011 was granted to a new director.  Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding funds related to the program.  Under the Treasury’s guidelines, golden parachute payments are defined to include any payment due to a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans due to the departure or change in control.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At June 30, 2011, the Company had 379,178 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

A summary of the Company’s restricted stock awards as of June 30, 2011 and changes during the nine-month period then ended, is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Nonvested at September 30, 2010	67,219	$6.45
Granted	67,248	7.49
Vested	(12,996)	7.43
Forfeited	(6,393)	7.43
Nonvested at June 30, 2011	115,078	$6.89

A summary of the Company’s stock option program as of June 30, 2011 and changes during the nine-month period then ended, is presented below:

				Weighted-
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)

Outstanding at October 1, 2010	849,840	$10.40
Granted	—	—
Exercised	(33,397)	5.81
Forfeited	(9,667)	9.33
Outstanding at June 30, 2011	806,776	$10.60	$172,024	5.3
Exercisable at June 30, 2011	643,604	$10.72	$156,875	4.9

As of June 30, 2011, the total unrecognized compensation expense related to non-vested stock options and awards was $697,000 and the related weighted average period over which it is expected to be recognized is 1.44 years.

There were no stock options granted during the nine-month period ended June 30, 2011.  The fair value of stock options granted during the nine-month period ended June 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	2.44%
Expected volatility	38.59%
Expected life in years	5.6
Dividend yield	4.37%
Expected forfeiture rate	3.37%

The Company maintains an Equity Trust Plan for the benefit of key loan officers and sales staff.  The plan is designed to recruit, retain and motivate top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned, which might be partially matched by the Company, and paid into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to Company shares purchased in the open market and cash.  Should the participants voluntarily leave the Company, they forego any unvested accrued benefits.  At June 30, 2011, there were 506,463 shares in the plan with an aggregate value of $4.5 million, which were included in treasury stock in the Company’s consolidated financial statements, including 301,693 shares that were not yet vested.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.  INCOME TAXES

Deferred tax assets totaled $13.3 million at June 30, 2011 and $13.2 million at September 30, 2010, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at June 30, 2011 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At June 30, 2011, the Company had $197,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2011, the Company had approximately $68,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2007 through 2010 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.              DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2011 and September 30, 2010 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011:
Debt obligations of government-sponsored entities	$14,655,011	6,358	$(12,888)	$14,648,481

Weighted average yield at end of period	0.50%

September 30, 2010:
Debt obligations of government-sponsored entities	$8,000,836	706	$(450)	$8,001,092

Weighted average yield at end of period	0.25%

As of June 30, 2011 and September 30, 2010, the Company did not have any debt securities available for sale that were in a continuous loss position for twelve months or more.  Debt securities with carrying values totaling approximately $14.7 million at June 30, 2011 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$18	$—	$—	$18
Ginnie Mae	128,392	17,998	—	146,390
Fannie Mae	8,201,613	518,049	—	8,719,662
Total mortgage-backed securities	8,330,023	536,047	—	8,866,070
Collateralized mortgage obligations:
Freddie Mac	6,882	58	—	6,940
Total collateralized mortgage obligations	6,882	58	—	6,940
Total held to maturity	$8,336,905	$536,105	$—	$8,873,010

Weighted average yield at end of period	3.94%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$374,229	$40,703	$—	$414,932
Total mortgage-backed securities	374,229	40,703	—	414,932
Collateralized mortgage obligations:
Freddie Mac	199,926	388	—	200,314
Ginnie Mae	1,231,976	—	(15,634)	1,216,342
Fannie Mae	2,183,738	—	(31,369)	2,152,369
Total collateralized mortgage obligations	3,615,640	388	(47,003)	3,569,025
Total available for sale	$3,989,869	$41,091	$(47,003)	$3,983,957

Weighted average yield at end of period	4.20%

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$24	$—	$—	$24
Ginnie Mae	160,044	13,944	—	173,988
Fannie Mae	10,128,927	477,620	—	10,606,547
Total	10,288,995	491,564	—	10,780,559

Collateralized mortgage obligations:
Freddie Mac	7,896	4	—	7,900
Total	7,896	4	—	7,900

Total held to maturity	$10,296,891	$491,568	$—	$10,788,459

Weighted average yield at end of year	4.02%

Available for Sale:
Mortgage-backed securities:
Ginnie Mae	$433,843	$37,163	$—	$471,006
Fannie Mae	27,433	40	—	27,473
Total	461,276	37,203	—	498,479

Collateralized mortgage obligations:
Freddie Mac	794,329	13,610	—	807,939
Ginnie Mae	3,479,613	—	(2,353)	3,477,260
Fannie Mae	4,049,540	12,308	—	4,061,848

Total	8,323,482	25,918	(2,353)	8,347,047

Total available for sale	$8,784,758	$63,121	$(2,353)	$8,845,526

Weighted average yield at end of year	4.16%

As of June 30, 2011 and September 30, 2010, the Company did not have any mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for twelve months or more.  Mortgage-backed securities with carrying values totaling approximately $12.3 million at June 30, 2011 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

8.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30,	September 30,
	2011	2010
Single-family residential:
Residential first mortgage	$245,917,811	$243,648,954
Residential second mortgage	54,094,070	60,281,107
Home equity lines of credit	182,089,780	201,922,359
Commercial:
Commercial and multi-family real estate	327,613,560	299,960,103
Land acquisition and development	57,061,315	74,461,741
Real estate construction and development	18,808,134	31,071,102
Commercial and industrial	172,056,973	155,622,170
Consumer and installment	3,248,681	3,512,266
	1,060,890,324	1,070,479,802
Add (less):
Deferred loan costs	3,819,812	3,884,483
Loans in process	(277,398)	(1,115,336)
Allowance for loan losses	(25,749,667)	(26,975,717)
Total	$1,038,683,071	$1,046,273,232

Weighted average interest rate at end of period	5.28%	5.34%

Ratio of allowance to total outstanding loans	2.43%	2.52%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.

The Company charges off all or a portion of a loan when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in the collection of the full amount of the loan.  Management considers many factors before charging off a loan.  While the delinquency status of the loan is a primary factor, other key factors are considered and the Company does not charge off loans based solely on a predetermined length of delinquency.  The other factors considered include the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  In general, a specific reserve is recorded in lieu of a charge-off on an impaired loan when management believes that the borrower still has the ability to bring the loan current or can provide additional collateral.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves are generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts have failed, all or a portion of the loan is generally charged off, as appropriate.  For purposes of determining the allowance for loan losses, all charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.  During the nine months ended June 30, 2011 and 2010, charge-offs of non-performing and impaired loans totaled $13.2 million and $16.0 million, respectively, including partial charge-offs of $4.2 million and $1.1 million, respectively.  At June 30, 2011 and September 30, 2010, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $7.7 million and $597,000, respectively.

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

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans up to 80% of the collateral values on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.

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

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through foreclosure.  These historical loss rates for each risk group are used as the starting point to determine allowance provisions.  Such rates are then adjusted to reflect actual and anticipated changes in national and local economic conditions and developments, the volume and severity of internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended
	June 30,
	2011	2010
Balance, beginning of period	$26,975,717	$20,579,170
Provision charged to expense	11,800,000	21,814,000
Charge-offs:
Residential real estate first mortgage	3,106,075	2,774,856
Residential real estate second mortgage	1,626,653	984,783
Home equity lines of credit	2,094,109	2,258,307
Land acquisition and development	4,372,262	4,323,493
Real estate construction & development	49,900	1,144,690
Commercial & multi-family real estate	1,518,067	2,180,373
Commercial & industrial	388,327	2,198,222
Consumer and other	74,537	145,175
Total charge-offs	13,229,930	16,009,899

Recoveries:
Residential real estate first mortgage	62,950	103,575
Residential real estate second mortgage	34,776	31,058
Home equity lines of credit	55,790	17,544
Land acquisition and development	2,415	—
Real estate construction & development	1,232	5,000
Commercial and multi-family real estate	3,300	59,766
Commercial & industrial	36,422	212,321
Consumer and other	6,995	8,062
Total recoveries	203,880	437,326
Net charge-offs	13,026,050	15,572,573
Balance, end of period	$25,749,667	$26,820,597

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the nine months ended June 30, 2011 and information regarding the balance in the allowance and the recorded investment in loans by impairment method at June 30, 2011.

	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$11,192,096	$15,533,915	$149,578	$100,128	$26,975,717
Provision charged to expense	11,084,585	441,296	240,009	34,110	11,800,000
Charge offs	(6,826,838)	(6,328,556)	(74,537)	—	(13,229,931)
Recoveries	153,516	43,370	6,995	—	203,881
Balance, end of period	$15,603,359	$9,690,025	$322,045	$134,238	$25,749,667

Allowance balance at end of period based on:
Loans individually evaluated for impairment	$6,349,986	$1,685,879	$228,772	$—	$8,264,637
Loans collectively evaluated for impairment	9,253,373	8,004,146	93,273	134,238	17,485,030
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$15,603,359	$9,690,025	$322,045	$134,238	$25,749,667

Recorded investment in loans receivable at end of period:
Total loans receivable	$484,551,704	$576,626,848	$3,254,186		$1,064,432,738
Loans receivable individually evaluated for impairment	43,150,368	19,521,616	298,739		62,970,723
Loans receivable collectively evaluated for impairment	441,401,336	557,105,232	2,955,447		1,001,462,015
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance of impaired loans at June 30, 2011 and September 30, 2010 by the impairment method used.

	June 30,	September 30,
	2011	2010
	(In Thousands)
Fair value of collateral method	$37,721	$39,713
Present value of cash flows method	25,061	19,849
Total impaired loans	$62,782	$59,562

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

The following is a summary of impaired loans and other related information as of and for the three months ended June 30, 2011.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan classes exceeds the unpaid principal balance of such classes at June 30, 2011 as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.  All impaired loans at June 30, 2011 were on non-accrual status.

				Three Months Ended
	At June 30, 2011			June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	at End of	at End of	at End of	During	During
	Period	Period	Period	Period	Period
With no related allowance recorded:
Residential real estate first mortgage	$13,826,511	$13,765,274	$—	$20,686,200	$9,566
Residential real estate second mortgage	1,611,504	1,606,714	—	2,256,389	3,138
Home equity lines of credit	2,486,876	2,486,876	—	2,226,980	668
Land acquisition and development	5,205,261	5,205,261	—	3,945,281	—
Real estate construction & development	2,375,868	2,375,264	—	2,918,816	—
Commercial & multi-family real estate	5,568,538	5,559,022	—	4,844,615	860
Commercial & industrial	976,526	976,887	—	790,942	6,108
Consumer and other	5,130	5,130	—	2,648	—
Total	$32,056,214	$31,980,428	$—

With an allowance recorded:
Residential real estate first mortgage	$20,228,907	$20,131,974	$3,321,534	$13,088,348	$11,169
Residential real estate second mortgage	1,874,852	1,866,946	944,762	1,394,982	131
Home equity lines of credit	3,121,718	3,121,718	2,083,690	2,990,489	—
Land acquisition and development	285,557	285,254	96,544	2,211,483	—
Real estate construction & development	321,372	321,320	148,198	321,372	—
Commercial & multi-family real estate	4,093,091	4,088,796	1,134,751	5,339,375	—
Commercial & industrial	695,403	692,240	306,386	806,690	—
Consumer and other	293,609	293,452	228,773	455,868	—
Total	$30,914,509	$30,801,700	$8,264,638

Total:
Residential real estate first mortgage	$34,055,418	$33,897,248	$3,321,534	$33,774,548	$20,735
Residential real estate second mortgage	3,486,356	3,473,660	944,762	3,651,371	3,269
Home equity lines of credit	5,608,594	5,608,594	2,083,690	5,217,469	668
Land acquisition and development	5,490,818	5,490,515	96,544	6,156,764	—
Real estate construction & development	2,697,240	2,696,584	148,198	3,240,188	—
Commercial & multi-family real estate	9,661,629	9,647,818	1,134,751	10,183,990	860
Commercial & industrial	1,671,929	1,669,127	306,386	1,597,632	6,108
Consumer and other	298,739	298,582	228,773	458,516	—
Total	$62,970,723	$62,782,128	$8,264,638

The following is a summary of impaired loans at September 30, 2010:

Balance of impaired loans with specific allowance	$26,123,764
Balance of impaired loans with no specific allowance	33,438,374
Total impaired loans	$59,562,138
Specific loan loss allowance on impaired loans	$8,375,959

The average balance of impaired loans during the three months ended June 30, 2010 was $60.6 million.  Interest income recognized on impaired loans during the three months ended June 30, 2010 was $25,000.  All impaired loans at September 30, 2010 were on non-accrual status.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed and many factors are considered, including a positive change in the borrower’s financial situation or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due at June 30, 2011:

							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$6,584,694	$867,625	$11,039,847	$18,492,166	$228,469,986	$246,962,152	$—	$34,055,418
Residential real estate second mortgage	889,517	131,710	915,933	1,937,159	52,401,482	54,338,641	—	3,486,356
Home equity lines of credit	1,683,045	958,615	3,378,843	6,020,504	177,230,407	183,250,911	—	5,608,594
Land acquisition and development	250,000	125,056	5,300,602	5,675,658	51,553,310	57,228,968	—	5,490,818
Real estate construction & development	—	—	528,125	528,125	18,218,762	18,746,887	—	2,697,240
Commercial & multi-family real estate	7,381,746	—	5,171,810	12,553,556	315,627,429	328,180,985	—	9,661,629
Commercial & industrial	263,858	680,273	258,269	1,202,400	171,267,608	172,470,008	—	1,671,929
Consumer and other	22,840	167,039	144,664	334,544	2,919,642	3,254,186	—	298,739
Total	$17,075,700	$2,930,318	$26,738,093	$46,744,112	$1,017,688,626	$1,064,432,738	$—	$62,970,723

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.

The following is a summary of the recorded investment of loan risk ratings by class at June 30, 2011.

		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$209,678,590	$2,297,726	$33,523,389	$1,462,447	$—
Residential real estate second mortgage	50,039,115	115,040	3,808,858	375,628	—
Home equity lines of credit	176,391,256	138,735	6,018,042	702,878	—
Land acquisition and development	51,738,150	—	475,470	5,015,348	—
Real estate construction & development	16,049,647	—	2,697,240	—	—
Commercial & multi-family real estate	284,665,844	16,076,195	24,851,717	2,587,229	—
Commercial & industrial	154,021,713	11,493,570	6,870,510	84,215	—
Consumer and other	2,946,704	—	53,308	254,174	—
Total	945,531,019	30,121,266	78,298,534	10,481,919	—
Less related specific allowance	—	—	(6,660,265)	(1,604,373)	—
Total net of allowance	$945,531,019	$30,121,266	$71,638,269	$8,877,546	$—

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Included in impaired loans at June 30, 2011 and September 30, 2010 were $40.2 million and $33.1 million, respectively, of loans that were modified and classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans, or the scheduled renewal rates of the loans at maturity were determined to be less than risk-adjusted market interests rate on similar credits.  At June 30, 2011, $29.9 million, or 74.4%, of these loans were performing as agreed under the modified terms of the loans compared with $24.7 million, or 74.7%, at September 30, 2010.  Excluded from non-performing assets at June 30, 2011 and September 30, 2010 were $11.3 million and $9.9 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific loan loss allowances related to troubled debt restructurings at June 30, 2011 and September 30, 2010 were $3.4 million and $1.5 million, respectively.

9.                      DEPOSITS

Deposits at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30, 2011		September 30, 2010
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$130,827,904	—	$149,186,009	—
Interest-bearing checking	358,046,921	0.34%	345,012,929	0.90%
Passbook savings accounts	33,804,721	0.14%	30,296,199	0.18%
Money market	192,467,038	0.42%	189,851,005	0.52%
Total transaction accounts	715,146,584	0.29%	714,346,142	0.58%

Certificates of deposit:
Retail	342,747,910	1.73%	328,394,523	2.20%
CDARS	82,548,178	0.50%	64,050,592	0.65%
Brokered	8,429,958	5.23%	8,411,863	5.23%
Total certificates of deposit	433,726,046	1.56%	400,856,978	2.02%

Total deposits	$1,148,872,630	0.77%	$1,115,203,120	1.09%

10.             FAIR VALUE MEASUREMENTS

The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

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

The Company records securities available for sale and derivative financial instruments at their fair values on a recurring basis.  Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as mortgage loans held for sale, impaired loans and real estate acquired in settlement of loans.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  The following is a general description of the methods used to value such assets.

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

Impaired Loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since substantially all of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  Residential real estate loans are generally inspected when they become 45 to 60 days delinquent or when communications with the borrower indicate that a potential problem exists.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired and new appraisals are obtained when management believes there has been a significant change in fair value.  Factors that management considers when determining whether there has been a significant change in fair value for commercial real estate secured loans generally include overall market value trends in the surrounding areas and changes in factors that impact the properties’ cash flows such as rental rates and occupancy levels that differ materially from the most current appraisals.  The significance of such events is determined on a loan-by-loan basis based on the circumstances surrounding each of such loans.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based the age of such appraisal and on the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral which has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  During the nine months ended June 30, 2011 and 2010, charge-offs to the allowance for loan losses at the time of foreclosure totaled $3.4 million and $3.8 million, respectively, which represented 35% and 27% of the principal balance of loans that became subject to foreclosure during such periods, respectively.  The Company generally does not record partial charge-offs on loans secured by residential real estate, but rather provides for declines in fair value in the allowance for loan losses.  See Note 8 - Loans Receivable and the Allowance for Loan Losses for a discussion of the impact of this practice on the determination of the allowance for loan losses.  The large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed weekly after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the nine months ended June 30, 2011, the Company reviewed goodwill for impairment as of June 30, 2011 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the nine months ended June 30, 2011.

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2011 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$14,648	$—	$14,648	$—
Mortgage-backed securities available for sale	3,984	—	3,984	—
Interest-rate swap	1,477	—	1,477	—
Total assets	$20,109	$—	$20,109	$—
Liabilities:
Interest-rate swap	$1,477	$—	$1,477	$—
Total liabilities	$1,477	$—	$1,477	$—

	Carrying Value at September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$8,001	$—	$8,001	$—
Mortgage-backed securities available for sale	8,846	—	8,846	—
Interest-rate swap	1,860	—	1,860	—
Total assets	$18,707	$—	$18,707	$—
Liabilities:
Interest-rate swap	$1,860	$—	$1,860	$—
Total liabilities	$1,860	$—	$1,860	$—

Assets that were recorded at fair value on a non-recurring basis at June 30, 2011 and September 30, 2010 and the level of inputs used to determine their fair values are summarized below:

					Total (Gains)/Losses
					Recognized in
	Carrying Value at June 30, 2011				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Assets:
Loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	22,537	—	4,880	17,657	(111)
Real estate acquired in settlement of loans	11,881	—	—	11,881	5,344
Total assets	$34,418	$—	$4,880	$29,538	$5,831

					Total Losses
					Recognized in
	Carrying Value at September 30, 2010				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2010
	(In thousands)
Assets:
Loans held for sale	$113	$—	$113	$—	$14
Impaired loans, net	17,748	—	10,826	6,922	1,817
Real estate acquired in settlement of loans	14,900	—	—	14,900	6,181
Total assets	$32,761	$—	$10,939	$21,822	$8,012

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2011 and September 30, 2010 are summarized as follows:

	June 30, 2011		September 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$118,546	$118,546	$15,603	$15,603
Debt securities - AFS	14,648	14,648	8,001	8,001
Capital stock of FHLB	3,100	3,100	9,774	9,774
Mortgage-backed securities - HTM	8,337	8,873	10,297	10,788
Mortgage-backed securities - AFS	3,984	3,984	8,846	8,846
Loans receivable held for sale	44,835	45,950	253,578	258,414
Loans receivable	1,038,683	1,089,326	1,046,273	1,094,190
Accrued interest receivable	4,116	4,116	4,432	4,432
Interest-rate swap assets	1,477	1,477	1,860	1,860

LIABILITIES:
Deposit transaction accounts	715,147	715,147	714,346	714,346
Certificate of deposits	433,726	438,006	400,857	406,095
Advances from the FHLB	29,000	30,647	181,000	183,139
Subordinated debentures	19,589	19,584	19,589	19,583
Accrued interest payable	837	837	945	945
Interest-rate swap liabilities	1,477	1,477	1,860	1,860

	June 30, 2011		September 30, 2010
	Contract	Estimated	Contract	Estimated
	or Notional	Fair	or Notional	Fair
	Amount	Value	Amount	Value
	(In Thousands)
OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to originate first and second mortgage loans	$35,753	$36,643	$80,944	$82,490
Commitments to originate commercial mortgage loans	18,241	18,841	22,901	23,737
Commitments to originate non-mortgage loans	31,006	30,563	11,378	10,918
Unused lines of credit	191,018	194,112	206,451	204,985

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments that were recorded at historical cost in the Company’s financial statements at June 30, 2011 and September 30, 2010.

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

12.               LIABILITY FOR LOANS SOLD

The Company records an estimated liability for amounts potentially due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold to investors or reimburse the investors for credit losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $283 million and $367 million at June 30, 2011 and September 30, 2010, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the nine months ended June 30, 2011 and 2010:

	2011	2010
Received during period	$11,412,000	$9,131,000
Resolved during period	9,064,000	4,683,000
Unresolved at end of period	9,364,000	5,296,000

The following is a summary of the changes in the mortgage loan repurchase reserve during the nine months ended June 30, 2011 and 2010:

	2011	2010
Balance at beginning of period	$470,983	$250,337
Provisions charged to expense	1,344,360	342,308
Amounts paid to resolve demands	(657,007)	(425,641)
Balance at end of period	$1,157,906	$167,004

The mortgage repurchase reserve of $1.2 million at June 30, 2011 represents the Company’s best estimate of the probable loss that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.               INTEREST-RATE SWAPS

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	June 30,	September 30,
	2011	2010

Fair value recorded in other assets	$1,477,000	$1,860,000
Fair value recorded in other liabilities	1,477,000	1,860,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-month period ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Gross (gains) losses on derivative financial assets	$(192,000)	$(440,000)	$383,000	$(373,000)
Gross losses (gains) on derivative financial liabilities	192,000	440,000	(383,000)	373,000
Net loss (gain)	$—	$—	$—	$—

14.             GOODWILL

Goodwill totaled $3.9 million at June 30, 2011 and September 30, 2010, respectively.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because the market value of the Company’s common stock was less than its carrying value at June 30, 2011, the Company reviewed goodwill for impairment as of June 30, 2011 in addition to its annual review at September 30, 2010.  No impairment losses were recognized during fiscal year 2010 or the nine months ended June 30, 2011.

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

GENERAL

Pulaski Financial Corp., operating in its eighty-ninth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.33 billion in assets at June 30, 2011.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.

The Company has primarily grown its assets and deposits internally by building its residential and commercial lending operations, by opening de novo branches, and by hiring experienced bankers with existing customer relationships in its market areas.  The Company’s goal is to continue to deliver value to its shareholders and enhance its franchise value and earnings through controlled growth in its banking operations, while maintaining the personal, community-oriented customer service that has characterized its success to date.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area, and the Company’s operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  Commercial loan originations totaled $121.1 million and $307.3 million during the three and nine months ended June 30, 2011, respectively, compared with $93.8 million and $278.7 million during the same periods last year, respectively.  Although the distressed local and national economic climates continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.

The commercial loan portfolio increased $14.4 million during the nine-month period to $575.5 million at June 30, 2011 compared with $561.1 million at September 30, 2010.  Commercial and multi-family real estate loans increased $27.7 million as the result of new originations and the conversion of certain maturing construction loans to permanent financing, and commercial and industrial loans increased $16.4 million as management focused on increasing this type of lending.  Land acquisition and development loans decreased $17.4 million and real estate construction and development loans decreased $12.3 million as the result of the conversion of certain maturing loans to permanent financing.  In addition, management decided to decrease the Company’s exposure to these types of lending because of the weakened national and local economic conditions.

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

Residential mortgage loans originated for sale to investors totaled $256.2 million and $1.09 billion during the three and nine months ended June 30, 2011, respectively, compared with $446.7 million and $1.23 billion during the same periods last year, respectively.  The Company saw an increase in demand for loans to finance home purchases during the June 2011 quarter compared with the March 2011 quarter, but this level of demand was down significantly from the historically-high levels experienced throughout fiscal 2010 and early fiscal 2011.  In addition, the demand for mortgage refinancing continued to soften.  Loans to finance the purchase of homes totaled $187.1 million, or 73% of total loan originations, for the quarter ended June 30, 2011 compared with $117.9 million, or 49% of total loan originations for the quarter ended March 31, 2011, and $316.5 million, or 70% of total loan originations, for the June 2010 quarter.  Mortgage loan refinancing activity totaled $70.1 million, or 27% of total loan originations, during the three months ended June 30, 2011 compared with $120.9 million, or 50% of total loan originations, during the quarter ended March 31, 2011 and $139.4 million, or 30% of total loan originations, for the June 2010 quarter.  For the nine month periods, mortgage loan refinancing activity totaled $624.9 million, or 56% of total loan originations, in 2011 compared with $508.2 million, or 40% of total originations, during the same period last year.  The Company experienced near record volumes of loan origination activity during the December 2010 quarter as the result of increased demand for mortgage loan refinancings created by the low interest rate environment that existed during most of the quarter.  However, as the result of an increase in market interest rates in late December 2010, the market demand for refinancings decreased significantly during the March and June 2011 quarters.

Residential loans sold to investors for the three months ended June 30, 2011 totaled $260.4 million, which generated mortgage revenues totaling $1.3 million, compared with $383.8 million of loans sold and $1.8 million in revenues for the three months ended June 30, 2010.  The net profit margin on loans sold was 0.50% for the quarter ended June 30, 2011 compared with 0.46% for the comparable quarter in 2010.  For the nine-month periods, residential loans sold to investors totaled $1.31 billion, which generated mortgage revenues totaling $4.0 million, in 2011 compared with $1.18 billion of loans sold and $6.1 million of mortgage revenues in 2010.  The net profit margin on loans sold was 0.31% for the nine months ended June 30, 2011 compared with 0.52% for the comparable period in 2010.  The Company realized lower profit margins on loans sold during the nine-month period in 2011 period primarily as the result of operational processing challenges it experienced related to the high mortgage loan refinancing volumes in the December 2010 quarter and tightening investor requirements.  Such challenges resulted in extended processing times and the Company’s inability to deliver a number of loans held for sale at December 31, 2010 to investors within the original interest rate lock commitment periods.  As a result, the Company ultimately delivered these loans to investors during the March 2011 quarter at significantly reduced profit margins as such loans were repriced at reduced market values.  The Company resolved these operational challenges during the March 2011 quarter, resulting in improved profit margins in the June 2011 quarter.

Also reducing mortgage revenues were charges to earnings totaling $1.3 million and $342,000 during the nine months ended June 30, 2011 and 2010, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.   Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability.

The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller / servicers on a servicing-released basis.  Reflecting industry-wide trends, the Company has experienced an increase in repurchase requests from its investors in recent periods.  In response, the Company has strengthened its review and appeal procedures to respond to such requests.  The Company’s loans originated for sale are primarily made to the Company’s customers within its market areas of metropolitan St. Louis and Kansas City and Wichita, Kansas and are locally underwritten according to government agency and investor standards.  In addition, all loans sold to the Company’s investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in resolving and defending a large number of these recent repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale decreased 61.2% to $557,000 for the quarter ended June 30, 2011 compared with $1.4 million for the same period last year.  The decrease was due to a $70.4 million decrease in the average balance resulting from the decreased loan origination activity combined with a 34 basis point decrease in the average yield resulting from lower market interest rates.  For the nine-month periods, interest income on loans held for sale totaled $4.9 million in 2011 compared with $4.2 million in 2010.  The increase was due to a $38.8 million increase in the average balance resulting from the extended processing times required to deliver loans to investors experienced during early fiscal 2011 partially offset by a 52 basis point decrease in the average yield resulting from lower market interest rates.  Loans sold during the nine months ended June 30, 2011 exceeded loans originated resulting in a $208.7 million, or 82.3%, decrease in mortgage loans held for sale to $44.8 million at June 30, 2011 from $253.6 million at September 30, 2010.

Although the Company primarily originates residential mortgage loans for sale to investors, the Company has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized this type of lending.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which have generally been the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage, residential second mortgage and home equity lines of credit decreased $23.8 million, or 4.7%, to $482.1 million at June 30, 2011 compared with $505.9 million at September 30, 2010.

Retail Banking Services

Core deposits, which include checking, money market and passbook accounts, provide a stable funding source for the Company’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary strategic objectives.  Core deposits increased $800,000, or 0.1%, to $715.1 million at June 30, 2011 from $714.3 million at September 30, 2010.  The increase was the result of a $23.5 million increase in retail deposits, partially offset by a $22.7 million decrease in commercial and municipal deposits and official checks, primarily due to the withdrawal of a $25 million commercial checking account that was deposited with the Bank on a short-term basis at September 30, 2010.  The weighted-average costs of interest-bearing checking accounts and money market accounts decreased to 0.37% at June 30, 2011 compared with 0.77% at September 30, 2010 primarily due to declining market interest rates.

Certificates of deposit increased $32.9 million to $433.7 million at June 30, 2011 from $400.9 million at September 30, 2010, primarily as the result of an $18.5 million increase in CDARS time deposits to $82.5 million and a $14.4 million increase in retail time deposits to $342.7 million.  CDARS deposits, which are generally offered to in-market retail and commercial customers and to public entities, offer the Bank’s customers the ability to receive FDIC insurance on deposits up to $50 million.  Total deposits increased $33.7 million, or 3.0%, to $1.15 billion at June 30, 2011 from $1.12 billion at September 30, 2010.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, remained relatively constant at $1.1 million and $3.0 million for the three and nine months ended June 30, 2011, respectively, compared with $1.0 million and $2.8 million for the same period last year, respectively.

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

	Three Months Ended
	June 30, 2011			June 30, 2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$276,681	$3,963	5.73%	$295,509	$4,378	5.93%
Commercial	597,083	7,736	5.18%	590,971	7,698	5.21%
Home equity lines of credit	185,367	1,697	3.66%	213,409	2,103	3.94%
Consumer	2,690	6	0.97%	3,486	37	4.17%
Total loans receivable	1,061,821	13,402	5.05%	1,103,375	14,216	5.15%
Mortgage loans held for sale	50,525	557	4.41%	120,875	1,437	4.75%
Securities and other	140,556	216	0.61%	57,660	265	1.84%
Total interest-earning assets	1,252,902	14,175	4.53%	1,281,910	15,918	4.97%
Non-interest-earning assets	89,563			79,641
Total assets	$1,342,465			$1,361,551

Interest-bearing liabilities:
Interest-bearing checking	$358,989	615	0.69%	$350,924	867	0.99%
Passbook savings	33,296	18	0.22%	30,541	13	0.16%
Money market	198,269	325	0.66%	226,950	518	0.91%
Certificates of deposit	447,295	1,785	1.60%	424,384	2,355	2.22%
Total interest-bearing deposits	1,037,849	2,743	1.06%	1,032,799	3,753	1.45%
FHLB advances	29,000	226	3.12%	69,484	340	1.96%
Federal Reserve borrowings	—	—	—	121	—	0.75%
Subordinated debentures	19,589	127	2.59%	19,589	127	2.59%
Total interest-bearing liabilities	1,086,438	3,096	1.14%	1,121,993	4,220	1.50%
Non-interest bearing liabilities:
Non-interest bearing deposits	124,229			112,279
Other non-interest bearing liabilities	12,310			11,930
Total non-interest-bearing liabilities	136,539			124,209
Stockholders’ equity	119,488			115,349
Total liabilities and stockholders’ equity	$1,342,465			$1,361,551

Net interest income		$11,079			$11,698

Interest rate spread (2)			3.39%			3.47%

Net interest margin (3)			3.54%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.32%			114.25%

(1)	Include non-accrual loans with an average balance of $26.6 million and $19.0 million for the three months ended June 30, 2011 and 2010 respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2011			June 30, 2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$276,815	$11,947	5.75%	$299,745	$13,754	6.12%
Commercial	593,136	23,194	5.21%	605,994	23,315	5.13%
Home equity lines of credit	191,076	5,289	3.69%	219,412	6,540	3.97%
Consumer	3,021	70	3.12%	3,560	119	4.47%
Total loans receivable	1,064,048	40,500	5.07%	1,128,711	43,728	5.17%
Mortgage loans held for sale	155,743	4,922	4.21%	116,968	4,150	4.73%
Securities and other	90,351	695	1.03%	68,414	928	1.81%
Total interest-earning assets	1,310,142	46,117	4.69%	1,314,093	48,806	4.95%
Non-interest-earning assets	88,799			74,365
Total assets	$1,398,941			$1,388,458

Interest-bearing liabilities:
Interest-bearing checking	$358,883	2,099	0.78%	$324,441	2,781	1.14%
Passbook savings	31,140	41	0.18%	29,359	46	0.21%
Money market	196,001	1,057	0.72%	241,552	1,957	1.08%
Certificates of deposit	432,204	5,717	1.76%	458,571	7,935	2.31%
Total interest-bearing deposits	1,018,228	8,914	1.17%	1,053,923	12,719	1.61%
FHLB advances	99,088	842	1.13%	79,660	1,405	2.35%
Federal Reserve borrowings	—	—	—	109	—	—
Subordinated debentures	19,589	380	2.58%	19,589	377	2.57%
Total interest-bearing liabilities	1,136,905	10,136	1.19%	1,153,281	14,501	1.68%
Non-interest bearing liabilities:
Non-interest bearing deposits	128,075			104,044
Other non-interest bearing liabilities	14,337			13,135
Total non-interest-bearing liabilities	142,412			117,179
Stockholders’ equity	119,624			117,998
Total liabilities and stockholders’ equity	$1,398,941			$1,388,458

Net interest income		$35,981			$34,305

Interest rate spread (2)			3.50%			3.27%

Net interest margin (3)			3.66%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.24%			113.80%

(1)	Includes non-accrual loans with an average balance of $28.1 million and $20.2 million for the nine months ended June 30, 2011 and 2010, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	June 30, 2011 vs 2010			June 30, 2011 vs 2010
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(271)	$(144)	$(415)	$(1,010)	$(797)	$(1,807)
Commercial	251	(213)	38	(629)	508	(121)
Home equity lines of credit	(264)	(142)	(406)	(809)	(442)	(1,251)
Consumer	(7)	(24)	(31)	(16)	(33)	(49)
Total loans receivable	(291)	(523)	(814)	(2,464)	(764)	(3,228)
Mortgage loans held for sale	(783)	(97)	(880)	1,492	(720)	772
Securities and other	(84)	35	(49)	(229)	(4)	(233)
Net change in income on interest earning assets	(1,158)	(585)	(1,743)	(1,201)	(1,488)	(2,689)

Interest-bearing liabilities:
Interest-bearing checking	131	(383)	(252)	416	(1,098)	(682)
Passbook savings	1	4	5	4	(9)	(5)
Money market	(61)	(132)	(193)	(325)	(575)	(900)
Certificates of deposit	761	(1,331)	(570)	(431)	(1,787)	(2,218)
Total interest-bearing deposits	832	(1,842)	(1,010)	(336)	(3,469)	(3,805)
FHLB advances	(856)	742	(114)	442	(1,005)	(563)
Subordinated debentures	—	—	—	—	3	3
Net change in expense on interest bearing liabilities	(24)	(1,100)	(1,124)	106	(4,471)	(4,365)

Change in net interest income	$(1,134)	$515	$(619)	$(1,307)	$2,983	$1,676

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended June 30, 2011 of $1.7 million compared with net income of $3.2 million during the same quarter last year.  For the nine months ended June 30, 2011, the Company reported net income of $5.9 million compared with net income of $106,000 during the same period last year.  The Company reported net income available to common shares for the quarter ended June 30, 2011 of $1.2 million, or $0.11 per diluted common share on 11.0 million average diluted shares outstanding, compared with net income available to common shares of $2.7 million, or $0.25 per diluted common share on 10.6 million average diluted shares outstanding, during the same quarter last year.  For the nine months ended June 30, 2011, the Company reported net income available to common shares of $4.3 million, or $0.39 per diluted common share on 11.0 million average diluted shares outstanding, compared with a net loss available to common shares of $1.4 million, or $0.14 per diluted common share on 10.4 million average diluted shares outstanding, for the same period a year ago.  Reducing income available to common shares for the three and nine months ended June 30, 2011 were dividends and discount accretion on the Company’s preferred stock, issued during January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $517,000, or $0.05 per diluted common share, and $1.5 million, or $0.14 per diluted common share, respectively, compared with $515,000, or $0.05 per diluted common share, and $1.5 million, or $0.15 per diluted common share, respectively, in the comparable 2010 periods.

Net interest income decreased 5%, or $619,000, to $11.1 million for the quarter ended June 30, 2011 compared with $11.7 million for the same period last year primarily as the result of decreases in the average balance of interest-earning assets and the net interest margin.  The average balance of interest-earning assets decreased to $1.25 billion for the quarter ended June 30, 2011 compared with $1.28 billion for the quarter ended June 30, 2010 primarily as the result of decreases in the average balances of loans receivable and loans held for sale.  The net interest margin decreased to 3.54% for the quarter ended June 30, 2011 compared with 3.65% for the quarter ended June 30, 2010 as the result of a decrease in the average yield on interest-earning assets driven primarily by decreases in the average yield and average balance of loans held for sale, partially offset by a market-driven decrease in the average cost of deposits.

For the nine months ended June 30, 2011, net interest income rose to $36.0 million compared with $34.3 million for the same nine-month period last year primarily as the result of an increase in the net interest margin to 3.66% for the nine months ended June 30, 2011 compared with 3.48% for the 2010 period, partially offset by a decrease in average interest-earning assets.  The increase in the net interest margin primarily resulted from market-driven declines in the cost of deposits and borrowings.

Total interest and dividend income decreased 11.0% to $14.2 million for the quarter ended June 30, 2011 compared with $15.9 million for the same quarter last year primarily as the result of decreases in interest income on loans receivable and loans held for sale.  For the nine months ended June 30, 2011, total interest and dividend income decreased 5.5% to $46.1 million compared with $48.8 million for the same period a year ago primarily as the result of a decrease in interest income on loans receivable partially offset by an increase in interest income on loans held for sale.

Interest income on loans receivable decreased 5.7% to $13.4 million for the quarter ended June 30, 2011 compared with $14.2 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $1.06 billion during the three months ended June 30, 2011 compared with $1.10 billion during the same period last year primarily as the result of weakened market demand for the Company’s portfolio loan products and the Company’s tightened underwriting standards.  See Results of Community Banking Strategy — Retail Mortgage Lending.  The average yield on loans receivable decreased to 5.05% during the three months ended June 30, 2011 compared with 5.15% during the same period last year primarily as the result of decreasing market interest rates.

For the nine-month periods, interest income on loans receivable decreased 7.4% to $40.5 million for the 2011 period compared with $43.7 million for the 2010 period.  The average balance of loans receivable decreased to $1.06 billion for the nine month period ended June 30, 2011 compared with $1.13 billion for the same period last year and the average yield decreased to 5.07% during the nine months ended June 30, 2011 from 5.17% for the same period a year ago as a result of the reasons discussed above.

Interest income on mortgage loans held for sale decreased 61.2% to $557,000 for the quarter ended June 30, 2011 from $1.4 million for the quarter ended June 30, 2010 as the result of decreases in the average balance and the average yield.  The average balance of mortgage loans held for sale decreased to $50.5 million during the three months ended June 30,

2011 compared with $120.9 million during the same period last year as the result of weakened market demand for the Company’s loan products.  See Results of Community Banking Strategy — Retail Mortgage Lending.  The average yield on mortgage loans held for sale decreased to 4.41% during the three months ended June 30, 2011 compared with 4.75% during the same period last year as the result of declining market interest rates.

For the nine month periods, interest income on mortgage loans held for sale increased 18.6% to $4.9 million for the 2011 period, compared to $4.2 million for the same period last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $155.7 million during the nine months ended June 30, 2011 compared with $117.0 million during the same 2010 period as the result of increased origination activity and extended delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale decreased from 4.73% during the nine months ended June 30, 2010 to 4.21% during the nine months ended June 30, 2011 as the result of declining market interest rates.

Total interest expense decreased to $3.1 million and $10.1 million for the three and nine months ended June 30, 2011, respectively, compared with $4.2 million and $14.5 million for the comparable 2010 periods, respectively.  The decreases were primarily due to decreases in the average cost of funds to 1.14% and 1.19% for the three and nine months ended June 30, 2011, respectively, compared with 1.50% and 1.68% for the three and nine months ended June 30, 2010, respectively.  The decreased average cost during the three- and nine-month periods was primarily the result of lower market interest rates.

Interest expense on deposits decreased $1.0 million, or 26.9%, to $2.7 million during the quarter ended June 30, 2011 compared with $3.8 million for the quarter ended June 30, 2010.  For the nine months ended June 30, 2011, interest expense on deposits was $8.9 million compared with $12.7 million for the same period a year ago.  The decreases were primarily the result of decreases in the average cost to 1.06% and 1.17% for the three and nine months ended June 30, 2011, respectively, from 1.45% and 1.61% for the comparable periods in the prior year, respectively.  The lower average cost resulted primarily from decreases in market interest rates and decreases in higher cost time deposits.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $115,000, or 33.6%, to $226,000 during the quarter ended June 30, 2011 compared with $341,000 for the quarter ended June 30, 2010 as the result of a decrease in the average balance partially offset by an increase in the average cost.  The average balance decreased to $29.0 million for the three months ended June 30, 2011 compared with $69.5 million for the three months ended June 30, 2010 as proceeds from the decrease in loans held for sale were used to repay short-term borrowings.  The average cost increased to 3.12% for the three months ended June 30, 2011 compared with 1.96% for the three months ended June 30, 2010 as the result of the repayment of lower-cost overnight borrowings during the quarter, leaving only higher-cost and longer-term borrowings at June 30, 2011.

For the nine month periods, interest expense on advances from the Federal Home Loan Bank decreased to $842,000 in 2011 compared with $1.4 million in 2010 as the result of a decrease in the average cost partially offset by an increase in the average balance.  The average cost decreased to 1.13% for the nine months ended June 30, 2011 compared with 2.35% for the nine months ended June 30, 2010 as the result of decreases in market interest rates, the maturity of higher-cost, long-term advances that existed in the comparable 2010 period and an increase in the balance of lower-cost, short-term borrowings that were used to fund growth in the balance of loans held for sale.  The average balance increased to $99.1 million for the nine months ended June 30, 2011 compared with $80.0 million for the nine months ended June 30, 2010 as proceeds from short-term borrowings were used to fund growth in loans held for sale.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2011 was $4.0 million and $11.8 million respectively, compared with $4.5 million and $21.8 million, respectively, for the same periods a year ago.  The larger provisions recorded in the prior year periods were primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during those periods, higher levels of net charge-offs in those periods and the increase in certain loss factors in the Company’s general valuation allowance model during the June 2010 quarter.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 17.6% to $3.1 million for the quarter ended June 30, 2011 compared with $3.7 million for the same period last year primarily as the result of lower mortgage revenues and investment brokerage revenues.  For the nine-month periods, total non-interest income decreased $2.2 million to $9.4 million in 2011 compared with $11.6 million in 2010 primarily as the result of a decrease in mortgage revenues partially offset by an increase in retail banking fees.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services.

Investment brokerage revenues totaled $421,000 for the three months ended June 30, 2011 compared with $610,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the June 2011 quarter compared with the prior-year period as a result of weakened market demand for fixed-income investment products in the midst of an uncertain interest rate environment.  For the nine-month periods, brokerage revenues remained relatively constant at $1.5 million in 2011 compared with $1.4 million in 2010.

Non-Interest Expense

Total non-interest expense increased $544,000 to $7.9 million for the quarter ended June 30, 2011 compared with $7.3 million for the same period a year ago.  For the nine months ended June 30, 2011, total non-interest expense increased $1.4 million to $25.4 million compared with $23.9 million for the same nine-month period last year.

Salaries and employee benefits expense increased $564,000 to $3.7 million for the quarter ended June 30, 2011 compared with $3.2 million for the quarter ended June 30, 2010 and increased $488,000 to $11.2 million for the nine months ended June 30, 2011 compared with $10.7 million for the nine months ended June 30, 2010.  The increases over the prior year periods were primarily due to a lower level of absorption of direct, fixed compensation costs, resulting from the decreased mortgage loan origination activity, that were deferred against mortgage loans originated.

Occupancy, equipment and data processing expense increased $192,000 to $2.3 million for the three months ended June 30, 2011 compared with $2.1 million for the three months period June 30, 2010 and increased $479,000 to $6.6 million for the nine months ended June 30, 2011 compared with $6.1 million for the same period a year ago.  The increases were primarily related to the addition of offices in the Kansas City metropolitan area and Wichita, Kansas, and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional fees increased $71,000 to $361,000 for the quarter ended June 30, 2011 compared with $290,000 for the quarter ended June 30, 2010, but decreased $105,000 to $1.3 million for the nine months ended June 30, 2011 compared with $1.4 million for the same nine-month period last year.  The fluctuations were primarily the result of the timing of certain legal and professional fees associated with credit collections and regulatory compliance.

FDIC deposit insurance premium expense decreased $18,000 to $475,000 for the three months ended June 30, 2011 compared with $493,000 for the same period in 2010, but $474,000 to $2.0 million for the nine months ended June 30, 2011 compared with $1.5 million for the nine months ended June 30, 2010.  Effective April 1, 2011, the FDIC changed its method of assessing insurance premiums on all financial institutions from a deposit-based method to an asset-based method, resulting in a significant decrease in the Company’s assessment rate and lower expense in the June 2011 quarter compared with the same period last year.  The increase between the comparable nine-month periods was the primarily the result of deposit growth and an increase in the deposit insurance rate during the first six months of fiscal 2011.  Looking forward, the Company expects such expense to more closely approximate the levels experienced during the quarter ended June 30, 2011.

Income Taxes

The provision for income taxes increased $157,000 to $566,000, or an effective rate of 24.99%, for the quarter ended June 30, 2011, compared with $410,000, or an effective rate of 11.42%, for the three months ended June 30, 2010.  For the nine months ended June 30, 2011, the provision for income taxes increased $2.3 million to $2.3 million, or an effective tax rate of 28.23%, compared with $6,000, or an effective tax rate of 5.49% for the same nine-month period last year.  The Company’s effective tax rates in the 2011 and 2010 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank owned life insurance and tax-exempt interest on loans from taxable income.  In addition,  the effective tax rates experienced in the 2010 periods were reduced as the result of the lower net income during those periods.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2011, March 31, 2011 and September 30, 2010 are summarized as follows:

	June 30,	March 31,	September 30,
	2011	2011	2010
Non-accrual loans:
Residential real estate:
First mortgage	$7,145,006	$5,654,930	$6,726,710
Second mortgage	663,663	1,330,221	1,522,066
Home equity	3,344,897	3,439,221	2,205,504
Commercial and multi-family real estate	5,171,809	8,895,038	5,538,651
Land acquisition and development	5,369,791	6,701,482	8,796,057
Real estate construction and development	477,313	799,096	1,188,743
Commercial and industrial	128,276	521,993	417,171
Consumer and other	298,583	617,409	101,425
Total non-accrual loans	22,599,338	27,959,390	26,496,327
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	18,945,377	17,274,622	16,093,071
Second mortgage	2,219,965	1,607,601	2,186,284
Home equity	1,307,985	736,284	1,050,152
Commercial and multi-family real estate	4,462,396	1,798,272	183,528
Land acquisition and development	64,856	—	97,501
Real estate construction and development	2,168,459	2,935,478	3,305,869
Commercial and industrial	730,584	999,258	1,683,568
Consumer and other	—	—	82,631
Total current troubled debt restructurings	29,899,622	25,351,515	24,682,604
Past due under restructured terms:
Residential real estate:
First mortgage	7,806,865	10,390,911	7,251,091
Second mortgage	590,032	863,790	339,397
Home equity	955,712	650,838	727,859
Commercial and multi-family real estate	13,613	—	—
Land acquisition and development	55,868	120,724	64,857
Real estate construction and development	50,812	50,812	—
Commercial and industrial	810,266	—	—
Total past due troubled debt restructurings	10,283,168	12,077,075	8,383,204
Total troubled debt restructurings	40,182,790	37,428,590	33,065,808
Total non-performing loans	62,782,128	65,387,980	59,562,135
Real estate acquired in settlement of loans:
Residential real estate	2,835,377	3,102,437	3,632,598
Commercial real estate	9,045,840	9,271,242	11,267,714
Total real estate acquired in settlement of loans	11,881,217	12,373,679	14,900,312
Other nonperforming assets	—	8,991	—
Total non-performing assets	$74,663,345	$77,770,650	$74,462,447

Ratio of non-performing loans to total loans receivable	5.92%	6.08%	5.56%
Ratio of non-performing assets to totals assets	5.61%	5.81%	5.13%
Ratio of allowance for loan losses to non-performing loans	41.01%	40.78%	45.29%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	3.10%	3.72%	3.26%
Ratio of non-performing assets to totals assets	3.36%	3.92%	3.43%
Ratio of allowance for loan losses to non-performing loans	74.39%	64.96%	75.47%

Non-performing assets decreased to $74.7 million at June 30, 2011 compared with $77.8 million at March 31, 2011 primarily as the result of a $5.4 million decrease in non-accrual loans and a $492,000 decrease in real estate acquired in settlement of loans partially offset by a $2.8 million increase in troubled debt restructurings.  For the nine-month period, non-performing assets increased $201,000 from $74.5 million at September 30, 2010, primarily as the result of a $7.1 million increase in troubled debt restructurings, partially offset by a $3.9 million decrease in non-accrual loans and a $3.0 million decrease in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, there is reasonable doubt as to the collectability of interest or principal.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $22.6 million at June 30, 2011 compared with $28.0 million at March 31, 2011 and $26.5 million at September 30, 2010.  The decrease during the three-month period was primarily due to a $5.8 million decrease in non-accrual commercial loans partially offset by a $729,000 increase in non-accrual residential real estate loans.  Commercial loans totaling $3.0 million that were classified as non-accrual at March 31, 2011, were reclassified as troubled debt restructurings during the quarter ended June 30, 2011 quarter primarily because the notes had matured, the borrowers were considered troubled and the scheduled renewal rates on these loans were determined to be less than risk-adjusted market interest rates on similar credits.  Non-accrual commercial loans were also reduced by $2.2 million of charge-offs during the June 2011 quarter.  The decrease in total non-accrual loans during the nine-month period was the result of a $4.8 million decrease in non-accrual commercial loans, primarily due to $4.3 million of charge-offs, partially offset by a $699,000 increase in non-accrual residential real estate loans.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Restructured residential loans totaled $31.8 million at June 30, 2011 compared with $31.5 million at March 31, 2011 and $27.6 million at September 30, 2010.  Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  During the three and nine months ended June 30, 2011, the Company restructured approximately $2.1 million and $8.9 million of loans to troubled residential borrowers and returned approximately $2.0 million and $6.6 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  For the three and nine months ended June 30, 2010, the Company restructured approximately $2.9 million and $15.2 million, respectively, of loans to troubled residential borrowers and returned approximately $4.6 million and $10.8 million, respectively, of previously restructured residential loans to performing status.  At June 30, 2011, $31.8 million, or 79% of total restructured loans, related to residential borrowers compared with $31.5 million, or 84% of total restructured loans, at March 31, 2011 and $27.6 million, or 84% of total restructured loans, at September 30, 2010.  At June 30, 2011, 71% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 62% at March 31, 2011 and 70% at September 30, 2010.  Restructured commercial loans totaled $8.4 million at June 30, 2011 compared with $5.9 million at March 31, 2011 and $5.3 million at September 30, 2010.  The increases were primarily due to the reclassification as troubled debt restructurings of $3.0 million of commercial loans that were classified as non-accrual at March 31, 2011, primarily because the notes had matured, the borrowers were considered troubled and the scheduled renewal rates on these loans were determined to be less than risk-adjusted market interest rates on similar credits.

Real estate acquired in settlement of loans decreased to $11.9 million at June 30, 2011 compared with $12.4 million at March 31, 2011 and $14.9 million at September 30, 2010 due to the sale of several residential and commercial real estate properties and the write-downs to fair value less estimated selling costs of several properties.  Real estate foreclosure losses and expense was $265,000 and $2.1 million for the three and nine months ended June 30, 2011, respectively, compared with $550,000 and $1.9 million for the 2010 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Expense during the 2011 periods included an additional $398,000 write-down of three existing commercial real estate properties during the March 2011 quarter and an additional $490,000 write-down of an existing commercial real estate property during the December 2010 quarter due to declines in their estimated values since their acquisition in a prior period.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$26,663,076	$26,493,763	$26,975,717	$20,579,170
Provision charged to expense	4,000,000	4,500,000	11,800,000	21,814,000
Net charge-offs:
Residential real estate first mortgage	1,385,257	1,465,598	3,043,126	2,671,281
Residential real estate second mortgage	927,174	492,786	1,591,878	953,725
Home equity lines of credit	359,113	853,299	2,038,318	2,240,764
Land acquisition and development	1,456,747	818,100	4,369,848	1,144,690
Real estate construction & development	(940)	299,531	48,668	2,175,373
Commercial & multi-family real estate	778,834	335,665	1,514,767	4,263,727
Commercial & industrial	(5,590)	(128,559)	351,905	1,985,901
Consumer and other	12,814	36,747	67,540	137,113
Total charge-offs, net	4,913,409	4,173,167	13,026,050	15,572,574
Balance, end of period	$25,749,667	$26,820,596	$25,749,667	$26,820,596

The provision for loan losses for the three and nine months ended June 30, 2011 was $4.0 million and $11.8 million, respectively, compared with $4.5 million and $21.8 million in the same 2010 periods, respectively.  The larger provisions recorded in the prior year periods were primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during those periods, higher levels of net charge-offs in those periods and the increase in certain loss factors in the Company’s general valuation allowance model during the June 2010 quarter.

Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.

Net charge-offs for the three and nine months ended June 30, 2011 totaled $4.9 million, or 1.85% of average loans on an annualized basis, and $13.0 million, or 1.63% of average loans on an annualized basis, respectively, compared with $4.2 million, or 1.51% of average loans on an annualized basis, and $15.6 million, or 1.84% of average loans on an annualized basis, for the same periods a year ago, respectively.  Net charge-offs for the nine months ended June 30, 2011 quarter included $6.3 million of charge-offs on commercial loans and $6.7 million of charge-offs on residential mortgage loans compared with $9.6 million and $5.9 million, respectively, in the same period last year.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the 2011 and 2010 periods.

Net charge-offs during the nine months ended June 30, 2011 included $4.2 million, or 33% of total net charge-offs, related to one commercial relationship that was secured primarily by a retail strip shopping center and adjacent land held for future development in southeastern Missouri.  Net charge-offs during the nine months ended June 30, 2010 included $3.7 million, or 24% of total charge-offs, related to one commercial relationship that was secured by a retail strip shopping center in Naples, Florida.  Although the Company’s commercial lending practices generally limit lending to the St. Louis metropolitan area, the Company has occasionally made exceptions to this guideline on a limited basis to provide financing outside of these metropolitan areas to its St. Louis-based customers who have historically demonstrated successful performance.

The ratio of the allowance for loan losses to loans receivable was 2.43% at June 30, 2011 compared with 2.48% at March 31, 2011 and 2.52% at September 30, 2010.  The ratio of the allowance for loan losses to non-performing loans was 41.01% at June 30, 2011 compared with 40.78% at March 31, 2011 and 45.29% at September 30, 2010.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 74.39% at June 30, 2011 compared with 64.96% at March 31, 2011 and 75.47% at September 30, 2010.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically troubled debt restructurings that were performing under their restructured terms.

Management believes that the amount maintained in the allowance is adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, there can be no assurance that the Bank’s regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Company’s financial condition and results of operations.

The following table summarizes the unpaid principal balances of impaired loans at June 30, 2011 and September 30, 2010.  Such unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	June 30, 2011			September 30, 2010
	Impaired	Impaired		Impaired	Impaired
	Loans with	Loans with	Total	Loans with	Loans with	Total
	Specific	No Specific	Impaired	Specific	No Specific	Impaired
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Residential real estate first mortgage	$20,131,974	$13,765,274	$33,897,248	$7,805,475	$22,265,397	$30,070,872
Residential real estate second mortgage	1,866,946	1,606,713	3,473,659	1,075,800	2,971,947	4,047,747
Home equity lines of credit	3,121,718	2,486,876	5,608,594	1,720,474	2,263,042	3,983,516
Land acquisition and development	285,254	5,205,261	5,490,515	8,796,057	162,358	8,958,415
Real estate construction and development	321,320	2,375,264	2,696,584	126,992	4,367,621	4,494,613
Commercial and multi-family real estate	4,088,796	5,559,022	9,647,818	4,439,491	1,282,688	5,722,179
Commercial and industrial	692,240	976,887	1,669,127	2,062,052	38,688	2,100,740
Consumer and other	293,452	5,130	298,582	97,423	86,633	184,056
Total	$30,801,700	$31,980,427	$62,782,127	$26,123,764	$33,438,374	$59,562,138

Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired but had no related specific allowance totaled $17.9 million at June 30, 2011 compared with $27.5 million at September 30, 2010.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at June 30, 2011 and September 30, 2010.

Commercial loans, including land acquisition development and construction loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans, that were determined to be impaired but had no related specific allowance totaled $14.1 million at June 30, 2011 compared with $5.9 million at September 30, 2010.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  During the nine months ended June 30, 2011, the Company recorded partial charge-offs of principal balances, based on the fair value of the underlying collateral, totaling $4.2 million related to a relationship with one commercial borrower, leaving $5.0 million of land acquisition and development loans and $2.4 million of commercial and multi-family loans at June 30, 2011 with no required allowance.  The principal balance of land acquisition and development loans with no related specific allowance increased from $162,000 at September 30, 2010 to $5.2 million at June 30, 2011 and the principal balance of commercial and multi-family real estate loans with no related specific allowance increased from $1.3 million at September 30, 2010 to $5.6 million at June 30, 2011 primarily as the result of the partial charge-offs discussed above.  The principal balance of real estate construction and development loans with no related specific allowance decreased from $4.4 million at September 30, 2010 to $2.4 million at June 30, 2011 primarily as the result of principal repayments received on such loans. After evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, the ability of the borrowers to repay the principal balance of the loans and the amount of partial charge offs that had been previously recorded, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on impaired commercial loans at June 30, 2011 and September 30, 2010.

FINANCIAL CONDITION

Cash and cash equivalents increased to $118.5 million at June 30, 2011 from $15.6 million at September 30, 2010.  Federal funds sold and overnight interest-bearing deposit accounts increased to $104.4 million at June 30, 2011 compared with $4.0 million at September 30, 2010 primarily as the result of an increase in overnight deposits held at the Federal Reserve Bank of St. Louis as funds received from the decrease in the balance of loans held for sale were invested on a short-term basis.

Debt securities available for sale increased to $14.6 million at June 30, 2011 from $8.0 million at September 30, 2010.  Mortgage-backed securities available for sale decreased to $4.0 million at June 30, 2011 from $8.8 million at September 30, 2010 and mortgage-backed and related securities held to maturity decreased to $8.3 million at June 30, 2011 from $10.3 million at September 30, 2010.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines decreased $6.7 million to $3.1 million at June 30, 2011 from $9.8 million at September 30, 2010 as the result of a decline in borrowings under advances from the Federal Home Loan Bank.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines decreased to $29.0 million at June 30, 2011 from $181.0 million at September 30, 2010.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  During the nine-month period, management used funds received from the decline in the balance of loans held for sale to repay short-term advances.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $4.1 million to $3.0 million at June 30, 2011 compared with $7.1 million at September 30, 2010 primarily due to the payment of borrowers’ real estate taxes in December 2010.

Total stockholders’ equity increased $2.8 million to $119.1 million at June 30, 2011 from $116.4 million at September 30, 2010 primarily as the result of net income of $5.9 million partially offset by common stock dividend payments of $3.1 million and preferred stock dividends of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At June 30, 2011, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $37.4 million, had a weighted-average interest rate of 3.57%, a weighted average maturity of approximately 44 months and represented 3% of total assets.  At September 30, 2010, these combined balances totaled $189.4 million, had a weighted-average interest rate of 0.92%, a weighted average maturity of approximately 10 months and represented 13% of total assets.  Use of these funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.  While the Company effectively utilized wholesale funding to support its asset growth in recent years, controlled growth in core deposits and retail certificates of deposit during the nine months ended June 30, 2011 combined with proceeds from the reduction of loans held for sale allowed the Company to reduce its use of such wholesale funding.

During July 2010, the Company agreed to comply with a request from its primary regulator, the Office of Thrift Supervision (“OTS”), not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  Prior to that time, the Company had already begun reducing the level of these types of deposits with funds received from the increased levels of core deposits and retail certificates of deposit.  Management does not anticipate that this restriction will have a significant impact on the Company’s financial condition, results of operations or liquidity position.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2011, the Bank had approximately $186.4 million in additional borrowing authority under the arrangement with the FHLB in addition to the $29.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At June 30, 2011, the Company had approximately $88.6 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $140.6 million of commercial loans pledged as collateral under this agreement.

At June 30, 2011, the Bank had outstanding commitments to originate loans totaling $84.9 million and commitments to sell loans totaling $83.9 million.  Certificates of deposit totaling $288.5 million at June 30, 2011 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At June 30, 2011 and September 30, 2010, the Company had cash and cash equivalents totaling $202,000 and $109,000, respectively, and a demand loan extended to the Bank totaling $2.9 million and $1.9 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the nine months ended June 30, 2011, the origination of mortgage loans held for sale used $1.09 billion of cash and the sales of such loans provided cash totaling $1.30 billion.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the nine months ended June 30, 2011, the Company had a net increase in loans receivable of $12.2 million compared with a decrease of $24.8 million for the nine months ended June 30, 2010.  In addition, the Company purchased $46.7 million and $4.4 million in short-term debt securities available for sale and FHLB stock during the nine months ended June 30, 2011 compared with purchases of $19.0 million and $6.4 million respectively, in short-term debt securities available for sale and FHLB stock during the nine months ended June 30, 2010.  Sources of cash from investing activities also included maturities of debt securities available for sale and proceeds from FHLB stock redemptions totaling $40.0 million and $11.0 million during the nine months ended June 30, 2011 compared with maturities of debt securities available for sale and proceeds from FHLB stock redemptions of $16.5 million and $12.2 million respectively, during the nine months ended June 30, 2010.

The Company’s primary sources and uses of funds from financing activities during the nine months ended June 30, 2011 included a $33.7 million increase in deposits compared with a $45.7 million decrease for the nine months ended June 30, 2010, and a $152.0 million decrease in advances from the Federal Home Loan Bank during the nine months ended June 30, 2011 compared with a $31.9 million increase during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2011:

	June 30, 2011
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$103,304	$—	$—	$—
Over three months through six months	92,574	—	—	—
Over six months through twelve months	92,669	—	—	—
Over twelve months	145,179	29,000	—	19,589
Total	$433,726	$29,000	$—	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2011 are as follows:

Less than one year	$774,958
Over 1 year through 3 years	1,542,667
Over 3 years through 5 years	1,402,249
Over 5 years	1,050,768
Total	$4,770,642

REGULATORY CAPITAL

The Bank is required to maintain specific amounts of capital pursuant to Federal regulations on minimum capital standards.  The minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the Tier I (core) capital requirement and the risk-based capital requirement.  The tangible capital requirement provides for minimum tangible capital (defined as stockholders’ equity less all intangible assets) equal to 1.5% of adjusted total assets.  The Tier I capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets.  The risk-based capital requirement provides for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8.0% of risk-weighted assets.  In computing risk-weighted assets, the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one-to four-family conventional residential loans carry a risk-weighting factor of 50%).

The Bank is also subject to prompt corrective action capital requirement regulations set forth by the OTS.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets. The Bank met all capital adequacy requirements to which it was subject at June 30, 2011.

As of June 30, 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2011 and September 30, 2010.

					To be Categorized as
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011:
Tangible capital (to total assets)	$132,129	9.96%	$19,901	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	145,595	13.57%	85,865	8.00%	$107,331	10.00%
Tier I risk-based capital (to risk-weighted assets)	132,129	12.31%	N/A	N/A	64,399	6.00%
Tier I leverage capital (to average assets)	132,129	9.96%	53,068	4.00%	66,335	5.00%

As of September 30, 2010:
Tangible capital (to total assets)	$130,571	9.02%	$21,708	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	145,268	12.40%	93,750	8.00%	$117,188	10.00%
Tier I risk-based capital (to risk-weighted assets)	130,571	11.14%	N/A	N/A	70,313	6.00%
Tier I leverage capital (to average assets)	130,571	9.02%	57,887	4.00%	72,359	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

For the three and nine months ended June 30, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2011, the Company had issued $84.9 million of unexpired interest rate lock commitments to loan customers compared with $115.2 million of unexpired commitments at September 30, 2010.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2011 and 2010.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2011 and September 30, 2010 were $1.5 million and $1.9 million, respectively.

Item 4. CONTROLS AND PROCEDURES

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

During the quarter ended June 30, 2011, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Maximum Number
		(b)	Total Number of	(or Approximate
	(a)	Average	Shares (or Units)	Dollar Value) of
	Total Number	Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased (1)	(or Unit)	or Programs (2)	Plans or Programs (2)

April 1, 2011 through April 30, 2011	2,852	$7.61	—	403,800

May 1, 2011 through May 31, 2011	449	$7.22	—	403,800

June 1, 2011 through June 30, 2011	1,719	$7.19	—	403,800

Total	5,020	$7.43	—

(1)

Total number of shares purchased represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards. These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)

In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors. However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury. Accordingly, no shares of common stock were repurchased under this program during the three months ended June 30, 2011.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	August 12, 2011	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	August 12, 2011	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer