Form 10-K
period 2011-09-30
PULASKI FINANCIAL CORP
filed 2011-12-16
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $66.9 million.

There were issued and outstanding 11,070,818 shares of the registrant’s common stock as of December 13, 2011.

Documents Incorporated by Reference

Portions of 2011 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III).

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ from anticipated results include interest rate trends, the general economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, demand for loans and deposits, changes in the quality or composition of our loan portfolio, changes in federal and state legislation and regulation and changes in accounting principles. Additional factors that may affect our results are discussed in “Item 1A — Risk Factors” and in other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

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

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its thirteen full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis, and Kansas City metropolitan areas and Wichita, Kansas.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate primarily one-to four-family residential mortgage loans, home equity lines of credit, commercial real estate and commercial and industrial loans principally within its St. Louis lending market.  In addition, the Bank originates one-to four-family residential mortgage loans in its Kansas City and Wichita markets.

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

Market Area

We currently conduct our business in the St. Louis metropolitan area and, to a lesser extent, in the Kansas City and Wichita metropolitan areas.  In the St. Louis metropolitan area, we conduct operations out of our thirteen full-service branch offices and two loan production offices.  In the Kansas City metropolitan area, we operate out of three mortgage lending offices in Lee’s Summit and Belton, Missouri and Overland Park Kansas.  In the Wichita, Kansas metropolitan area, we operate out of one mortgage lending office.

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

At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.62% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the twelfth largest market share out of 145 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and the PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.  We expect competition for our products to increase in the future as a result of legislative, regulatory and technological changes.  Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment as several non-traditional banking companies are collecting deposits in the St. Louis metropolitan area.

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

The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  As the result of the low interest rate environment during the years ended September 30, 2011 and 2010, we experienced an increased demand for our fixed-rate mortgage loan products and almost no demand for ARM loans.  If the current low level of interest rates continues, we expect this lack of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of this limit provided the borrower obtains mortgage insurance.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company still offers second mortgage loans up to 80% of the collateral values on an exception basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2011, the Company had $51.5 million of second mortgage loans, of which $25.5 million had combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2011, the Company performed approximately 36% of its appraisals through the in-house staff.  By using in-house staff to perform the appraisal services, management has improved the quality of the appraisal process as loan officers do not have the ability to control the assignment of the appraisal services.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  The Bank’s credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, the Company originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  This practice has been discontinued.  At September 30, 2011, the balance of home equity loans with combined loan-to-value ratios equal to 100% or greater, based on the original appraisals, totaled approximately $9.6 million of the $176.3 million of home equity lines of credit at September 30, 2011.  Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate.  This rate is obtained from the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest-rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions and the significant level of our existing loan balances, we de-emphasized home equity lending during the three years ended September 30, 2011.

Construction and Development Loans.  We originate real estate construction and development loans that consist of one- to four-family residential construction loans made to retail mortgage customers and builders, loans for the development of land to be used for residential or commercial real estate construction, and loans for the construction of multi-family and commercial properties.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  Construction and development loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval. Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and the borrowers are generally required to infuse equity into the project.  Personal guarantees are generally obtained.  Due to the downturn in local and economic conditions, we significantly de-emphasized this type of lending during the three years ended September 30, 2011.

Commercial Real Estate Loans.  We engage in commercial real estate lending, typically through direct originations.  We have expanded our commercial real estate portfolio, which includes both owner and non-owner occupied properties, to provide diversification and to generate assets that are sensitive to fluctuations in interest rates.  Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to five year) fixed-rate loans.

Commercial and Industrial Loans.  We originate commercial and industrial loans that are secured by property such as inventory, equipment, finished goods and accounts receivable.  All commercial borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower.  The structure of the collateral varies for each loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.  Because the value of this type of collateral is subject to fluctuation, these types of loans are typically structured with short-term maturities and are monitored by periodic borrowing-base certificates.  Loans on equipment are also generally short-term and do not exceed the useful life of the equipment.  Personal guarantees are generally obtained.

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

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by three 50%-owned joint ventures with local realtors in St. Louis and Kansas City, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential loans may be originated in any of our offices, while commercial loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “best efforts,” “servicing released” basis.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed, as well as the gain on the sale produced.

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

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure.  The CEO or the President may approve secured loans up to $1.0 million and unsecured loans up to $250,000.  An internal loan committee, consisting of five senior officers approves secured loans up to $6.0 million and unsecured loans up to $2.0 million.  All loans above these levels are approved by the full board of directors.

Loan applicants are promptly notified of our decision.  Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which usually is 45 to 60 days for residential loans and 30 days for commercial loans.

Loan Underwriting Risks.

Adjustable-Rate Residential Mortgage Loans.  The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce our exposure to changes in interest rates.  There are, however, credit risks resulting from the potential of increased amounts to be paid by the borrower due to increasing interest rates.  During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased payments required from the borrower. Furthermore, because the ARM loans we originate generally provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

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

Construction and Development Loans.  Construction and development loans involve greater credit risks than permanent residential or commercial real estate loans.  Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value and marketability at completion of construction or development and the estimated cost (including interest) of the construction.  If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development.  If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays in completing the project may arise from inclement weather, labor problems, material shortages and other unpredictable contingencies.  In some instances where the collateral value supports a further increase in the outstanding loan amount, no payment from the borrower is required during the term of a construction loan since the accumulated interest is generally added to the principal of the loan.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the completed project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

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

TABLE 1:  Loans Receivable

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$242,091	23.19%	$243,649	22.75%	$248,799	21.65%	$248,886	22.58%	$226,467	23.47%
Residential second mortgage and other junior liens	51,535	4.94%	60,281	5.63%	72,084	6.27%	90,595	8.22%	105,739	10.95%
Home equity lines of credit	176,324	16.89%	201,922	18.86%	227,142	19.77%	225,357	20.44%	219,539	22.73%
Multi-family residential	38,580	3.70%	43,736	4.09%	44,463	3.87%	32,546	2.95%	30,219	3.13%
Commercial real estate	277,631	26.59%	256,224	23.94%	231,270	20.13%	183,577	16.65%	132,519	13.72%
Land acquisition and development	51,497	4.93%	74,462	6.96%	80,259	6.98%	77,590	7.04%	67,687	7.01%
Real estate construction	22,331	2.14%	31,071	2.90%	85,958	7.48%	99,382	9.01%	98,921	10.24%
Commercial and industrial	180,821	17.32%	155,622	14.54%	154,973	13.49%	137,688	12.49%	77,642	8.04%
Consumer and other:
Automobile	342	0.03%	845	0.08%	1,513	0.13%	2,334	0.21%	2,647	0.27%
Other	2,775	0.27%	2,668	0.25%	2,657	0.23%	4,562	0.41%	4,271	0.44%
Total loans	1,043,927	100.00%	1,070,480	100.00%	1,149,118	100.00%	1,102,517	100.00%	965,651	100.00%
Add (less):
Unamortized loan origination costs, net of loan fees	3,626		3,884		4,369		5,205		5,163
Loans in process	(566)		(1,115)		(813)		(6,223)		(10,567)
Allowance for loan losses	(25,714)		(26,976)		(20,579)		(12,762)		(10,421)
Total loans receivable, net	$1,021,273		$1,046,273		$1,132,095		$1,088,737		$949,826

TABLE 2:  Loan Maturities and Re-pricing (1)

	At September 30, 2011
	Due Or Re-pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential first mortgage	$103,018	$74,852	$64,221	$242,091
Residential second mortgage and other junior liens	7,899	19,093	24,543	51,535
Home equity lines of credit	175,557	654	113	176,324
Multi-family residential	24,622	13,958	—	38,580
Commercial real estate	152,986	118,997	5,648	277,631
Land acquisition and development	43,751	7,415	331	51,497
Real estate construction	19,034	3,297	—	22,331
Commercial and industrial	94,954	48,297	37,570	180,821
Consumer and other	2,201	474	442	3,117
Total loans	$624,022	$287,037	$132,868	$1,043,927

(1)

Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2012
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential first mortgage	$83,680	$55,393
Residential second mortgage and other junior liens	43,590	46
Home equity lines of credit	—	767
Multi-family residential	13,958	—
Commercial real estate	119,908	4,737
Land acquisition and development	7,382	364
Real estate construction	3,297	—
Commercial and industrial	85,848	19
Consumer and other	916	—
Total	$358,579	$61,326

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

Loan Originations, Sales and Purchases.  We generally sell the fixed-rate residential first mortgage loans that we originate, which help us minimize our interest rate risk position.  The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on short-term deposits (maturities generally less than three years) will increase while we hold long-term, fixed-rate loans in our portfolio.  It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available.  Residential mortgage loans are generally sold with servicing released.  Gains, net of direct origination expense, from the sale of such loans are recorded at the time of sale.  Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing.  This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a best-efforts delivery to the investor, which minimizes any exposure from loans that do not close.  Our issuance of interest-rate commitments is considered a derivative instrument and changes in its market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4:  Loan Activity

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,359,718	$1,266,129	$1,173,657
Loans originated:
Residential real estate - held to maturity	47,414	40,088	66,217
Residential real estate - held for sale	1,419,889	1,860,597	2,061,095
Multi-family real estate	5,286	2,497	7,394
Commercial real estate	71,532	60,588	65,748
Land acquisition and development	14,265	14,773	16,786
Real estate construction and development	21,600	20,678	53,190
Commercial and industrial	324,615	238,734	297,273
Consumer and other	1,384	1,486	1,565
Total loans originated	1,905,985	2,239,441	2,569,268
Net (decrease)/increase in home equity lines of credit	(25,598)	(25,219)	1,785
Loans purchased:
Residential real estate	975	1,387	546
Commercial real estate	16,219	8,357	15,502
Loans sold
Residential real estate	(1,585,785)	(1,665,041)	(2,004,736)
Commercial real estate	(16,519)	(13,031)	(22,787)
Loans principal repayments, charge offs, and foreclosures	(488,952)	(452,305)	(467,106)
Net loan activity	(193,675)	93,589	92,472
Total gross loans, including loans held for sale, at end of period	$1,166,043	$1,359,718	$1,266,129

Non-performing Assets and Delinquencies

The following is a summary of non-performing assets at the dates indicated.

TABLE 5:  Non-performing Assets

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage	$5,871	$6,727	$7,093	$5,904	$1,780
Residential real estate second mortgage	1,177	1,522	629	752	302
Home equity lines of credit	4,084	2,206	3,086	1,695	554
Commercial and multi-family real estate	2,375	5,539	2,595	924	3,492
Land acquisition and development	229	8,796	2,193	201	216
Real estate-construction and development	854	1,189	7,455	133	—
Commercial and industrial	210	417	703	341	—
Consumer and other	240	100	220	160	105
Total	15,040	26,496	23,974	10,110	6,449

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage	—	—	1	2,543	2,212
Residential real estate second mortgage	—	—	27	—	352
Home equity lines of credit	—	—	43	1,468	1,064
Commercial and multi-family real estate	—	—	—	169	—
Land acquisition and development	—	—	316	62	44
Consumer and other	—	—	—	7	150
Total	—	—	387	4,249	3,822

Troubled debt restructurings: (1)
Current under restructured terms:
Residential real estate first mortgage	14,911	16,093	17,785	3,801	209
Residential real estate second mortgage	1,861	2,186	2,062	659	—
Home equity lines of credit	1,248	1,050	1,695	—	—
Commercial and multi-family real estate	4,359	426	—	—	—
Land acquisition and development	—	184	107	—	—
Real estate-construction and development	1,538	3,306	100	—	—
Commercial and industrial	560	1,355	787	537	—
Consumer and other	—	83	93	—	—
Total	24,477	24,683	22,629	4,997	209
Past due under restructured terms:
Residential real estate first mortgage	9,372	7,251	2,788	1,184	—
Residential real estate second mortgage	452	339	746	11	—
Home equity lines of credit	999	728	150	112	—
Commercial and multi-family real estate	2,226	—	7,831	—	—
Land acquisition and development	121	65	57	—	—
Real estate-construction and development	51	—	—	—	—
Commercial and industrial	417	—	777	—	—
Consumer and other	226	—	93	—	—
Total	13,864	8,383	12,349	1,307	—

Total restructured loans	38,341	33,066	34,978	6,304	209
Total non-performing loans (1)	53,381	59,562	59,339	20,663	10,480
Real estate owned (net)	18,718	14,900	8,454	3,519	3,090
Other non-performing assets	—	—	—	237	43
Total non-performing assets	$72,099	$74,462	$67,793	$24,419	$13,613

(1) Non-accrual loans included in troubled debt restructurings	$38,341	$33,066	$27,657	$241	$—

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2011	2010	2009	2008	2007
Total non-performing loans as a percentage of net loans receivable	5.11%	5.56%	5.16%	1.88%	1.09%
Total non-performing loans as a percentage of total assets	4.08%	4.10%	4.22%	1.58%	0.93%
Total non-performing assets as a percentage of total assets	5.51%	5.13%	4.82%	1.87%	1.20%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	2.77%	3.26%	3.19%	1.42%	1.07%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	3.64%	3.43%	3.21%	1.49%	1.18%
Allowance for loan losses as a percent of non-performing loans	48.17%	45.29%	34.68%	61.76%	99.44%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	84.50%	75.47%	55.94%	81.24%	101.47%

(1)

Includes $13,000, $615,000, $201,000, $221,000, and $696,000 of FHA/VA loans at September 30, 2011, 2010, 2009, 2008 and 2007, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on non-accrual loans was approximately $2.0 million, $2.6 million and $2.3 million for the years ended September 30, 2011, 2010 and 2009, respectively.  The gross interest income that would have been recorded in such periods if the loans had been current in accordance with their terms and had been outstanding throughout the periods was $4.0 million, $3.5 million and $3.4 million for the years ended September 30, 2011, 2010 and 2009, respectively. Impaired loans continuing to accrue interest are loans that are more than 90 days past due; however, the loans are well secured and remain in process of collection.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of impaired loans and the related accrued interest.

Real Estate Acquired in Settlement of Loans.  Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  Refer to Note 20 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a discussion of fair value measurements of real estate acquired in settlement of loans.

The balance of real estate acquired in settlement of loans increased $3.8 million from $14.9 million at September 30, 2010 to $18.7 million at September 30, 2011.  The balance at September 30, 2011 consists of fifty-one residential properties and nine commercial properties acquired in settlement of debts outstanding.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a summary of real estate acquired in settlement of loans and the related allowance of losses.

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

The committee generally meets twice quarterly or more frequently if circumstances dictate, and reviews all problem and potential problem assets, consisting primarily of loans receivable.  The status of significant classified and watch list loans, including workout plans, and emerging trends are discussed in detail.  Following the meetings, the list of classified assets is updated, the appropriate level of loss reserves is recorded (quarterly), significant loan charge-offs are recorded and classified asset action plans are updated.  Troubled assets are subject to continuous monitoring between meetings.  In addition to oversight by the committee, the board of directors reviews delinquent loans, classified assets and watch list loans, the level of the allowance for loan losses, portfolio mix and the status of workout efforts for large commercial credits at its regular monthly meetings.  Management’s loan reviews and classifications are subject to independent reviews by a regional accounting firm specializing in asset reviews.

Residential Real Estate Loans.  The Bank has a staff of full-time collectors who are responsible for following up on all past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  The first notice is mailed to the borrower eight days after the payment due date.  Attempts to contact the borrower by telephone generally begin approximately 17 days after the payment due date.  On the 30th day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the 45th day after the due date, a 45-day past due notice is sent.  Before the 60th day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans, after the 60th day of delinquency, management determines: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This usually includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of troubled debt restructurings.

Commercial Loans.  Unlike residential loan monitoring, which is largely based on the past due status of the loan, effective monitoring of a commercial portfolio must be much more proactive.  Early identification of problem assets is essential to managing and controlling risk.  Troubled assets are closely tracked by senior management and are formally reviewed at least quarterly by the Risk Management Committee.  Senior management has recognized that the originating loan officers usually have the closest relationship with the Bank’s borrowers and are generally in the best position to identify potential problems in a timely manner.  Therefore, in addition to their traditional business development responsibilities, senior management has refocused the Bank’s commercial loan officers to remain in close contact with existing borrowers so they can better monitor their financial health on an on-going basis.  When a borrower’s problems are identified early, the Bank often has the opportunity to be “first in line” to secure additional collateral before the borrower’s financial condition deteriorates into a severe condition.

Each commercial loan officer meets quarterly (or more frequently if required by specific circumstances) with the President of the Bank, the President of the commercial lending division and the senior loan underwriter to review their entire portfolio.  The meetings address the status of all identified problem or classified credits and any other credits that might potentially become a problem if conditions do not improve.  This procedure has been an effective tool in keeping senior management abreast of changes within the Bank’s commercial loan portfolio and has identified loans that warrant additional monitoring by placement on the Bank’s watch list.  The Bank also utilizes various sources of real estate market data to monitor potential problems within the loan portfolio.

Consumer Loans.  When a consumer loan borrower fails to make a required payment, the Bank institutes collection procedures.  The first notice is mailed to the borrower eight days following the payment due date.  The Bank receives a computer-generated collection report daily.  The customer is contacted by telephone to ascertain the nature of the delinquency.  If by the 45th day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of the Bank’s intent to begin legal action if the delinquency is not corrected.  Depending on the type of property held as collateral, the Bank may obtain a judgment in small claims court, take action to repossess the collateral, or collect under the existing note, whatever is most economically efficient.

Non-Accrued Interest.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the Company’s treatment of non-accrued interest.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OCC examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OCC regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of credit quality monitoring.

TABLE 6:  Classified Loans

	At September 30, 2011
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	8	$513	212	$36,425	3	$2,380
Residential real estate second mortgage and other junior liens	—	—	5	119	81	3,919	1	101
Home equity lines of credit	—	—	13	1,299	144	6,000	3	99
Commercial and multi- family real estate	—	—	1	204	45	38,629	15	12,535
Land acquisition and development	—	—	—	—	6	3,345	—	—
Real estate construction and development	—	—	—	—	7	2,572	—	—
Commercial and industrial	—	—	2	301	31	8,034	8	10,483
Consumer and other	—	—	2	178	12	289	—	—
Total classified loans	—	—	31	2,614	538	99,213	30	25,598

Less specific allowance for loan losses	—	—	—	(1,411)	—	(7,565)	—	—
Total classified loans, net of specific allowance	—	$—	31	$1,203	538	$91,648	30	$25,598

	At September 30, 2010
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	3	$281	242	$34,013	—	$—
Residential real estate second mortgage and other junior liens	—	—	5	231	105	4,954	—	—
Home equity lines of credit	—	—	8	280	159	7,736	—	—
Commercial and multi- family real estate	—	—	—	—	32	24,084	7	8,601
Land acquisition and development	—	—	—	—	4	9,190	1	6,281
Real estate construction and development	—	—	—	—	1	3,306	—	—
Commercial and industrial	—	—	2	1,279	41	12,162	7	6,410
Consumer and other	1	2	1	2	22	361	—	—
Total classified loans	1	2	19	2,073	606	95,806	15	21,292

Less specific allowance for loan losses	—	(2)	—	(914)	—	(7,459)	—	—
Total classified loans, net of specific allowance	1	$—	19	$1,159	606	$88,347	15	$21,292

Other than as disclosed in the table above, there are no other loans at September 30, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the allowance for loan losses.

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance, beginning of period	$26,976	$20,579	$12,762	$10,421	$7,817
Provision charged to expense	14,800	26,064	23,030	7,735	3,855
Charge-offs:
Single-family residential:
Residential real estate first mortgage	4,520	3,774	3,809	940	193
Residential real estate second mortgage	2,094	2,099	1,434	1,600	521
Home equity lines of credit	3,002	4,165	2,724	1,674	296
Commercial:
Land acquisition and development	4,382	1,145	4,231	—	—
Real estate construction and development	50	2,254	2,425	455	119
Commercial and multi-family real estate	1,545	4,323	69	374	—
Commercial and industrial	774	2,540	533	355	—
Consumer and other	101	174	159	233	164
Total charge-offs	16,468	20,474	15,384	5,631	1,293
Recoveries
Single-family residential:
Residential real estate first mortgage	67	384	47	2	—
Residential real estate second mortgage	117	76	3	1	—
Home equity lines of credit	154	23	70	224	17
Commercial:	2	—	—	—	—
Land acquisition and development	1	5	—	—	—
Real estate construction and development	11	88	32	—	—
Commercial and industrial	45	223	3	—	—
Consumer and other	9	8	16	10	25
Total recoveries	406	807	171	237	42
Net charge-offs	16,062	19,667	15,213	5,394	1,251
Balance, end of period	$25,714	$26,976	$20,579	$12,762	$10,421
Ratio of allowance to total loans outstanding at the end of the period	2.46%	2.52%	1.79%	1.16%	1.09%
Ratio of net charge-offs to average loans outstanding during the period	1.51%	1.76%	1.31%	0.52%	0.14%
Allowance for loan losses to non-performing loans	48.17%	45.29%	34.68%	61.76%	99.44%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Single-family residential:
Residential real estate first mortgage	$7,945	23.19%	$4,773	22.76%	$3,804	22.15%	$2,815	22.96%	$2,853	28.56%
Residential real estate second mortgage	2,776	4.94	2,269	5.63	1,913	5.74	1,219	7.83	708	5.86
Home equity lines of credit	6,293	16.89	4,366	18.86	1,910	19.77	1,753	20.44	1,396	22.73
Commercial:
Commercial, multi-family real estate and land	6,503	35.22	11,579	35.01	7,143	30.62	3,824	26.64	3,045	23.86
Real estate construction and development	337	2.14	1,079	2.90	1,169	7.48	1,067	9.01	1,028	10.24
Commercial and industrial	1,416	17.32	2,760	14.51	4,367	13.87	1,827	12.49	1,054	8.04
Consumer and other	444	0.30	150	0.33	273	0.37	257	0.63	337	0.71
Total allowance for loan losses	$25,714	100.00%	$26,976	100.00%	$20,579	100.00%	$12,762	100.00%	$10,421	100.00%

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

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their market value.  Certain of these securities also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2011 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2011	2010	2009
	(In thousands)
Held to maturity, at amortized cost:

Mortgage-backed securities:
Ginnie Mae	$122	$160	$219
Fannie Mae	7,105	10,129	11,840
Total	$7,227	$10,289	$12,059

Collateralized mortgage obligations –
Freddie Mac	$7	$8	$19

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$14,457	$8,001	$1,997

Mortgage-backed securities:
Ginnie Mae	$378	$472	$544
Fannie Mae	—	27	1,302
Total	$378	$499	$1,846

Collateralized mortgage obligations:
Freddie Mac	$22	$808	$1,556
Ginnie Mae	753	3,477	7,462
Fannie Mae	1,599	4,062	5,223
Total	$2,374	$8,347	$14,241

TABLE 10:  Maturities and Yields

	At September 30, 2011
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$14	9.00%	$710	4.61%	$6,503	3.77%	$7,227	3.84%
CMOs	—	—	—	—	—	—	7	1.15%	7	1.15%
Total mortgage-backed and related securities	$—	—	$14	9.00%	$710	4.61%	$6,510	3.77%	$7,234	3.84%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$11,429	0.47%	$3,028	0.46%	$—	—	$—	—	$14,457	0.47%
Mortgage-backed securities:
Mortgage-backed securities	$—	—	$—	—	$180	4.09%	$198	7.14%	$378	5.68%
CMOs	—	—	22	4.45%	1,599	3.92%	753	4.15%	2,374	4.00%
Total mortgage-backed and related securities	$—	0.47%	$22	4.45%	$1,779	3.94%	$951	4.77%	$2,752	4.23%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2011, the Company’s portfolio did include callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

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

TABLE 11:  Deposits

	At September 30,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$150,431	13.40%	$149,186	13.38%	$103,398	8.68%
Interest-bearing checking	328,275	29.24	345,013	30.94	263,020	22.07
Passbook savings accounts	35,714	3.18	30,296	2.72	28,874	2.42
Money market	183,873	16.38	189,851	17.02	253,996	21.32
Total demand deposits	698,293	62.20	714,346	64.06	649,288	54.49
Certificates of deposit which mature:
Within 1 year	277,621	24.73	276,165	24.76	361,638	30.35
After 1 year, but within 3 years	144,239	12.85	122,930	11.02	178,017	14.94
Thereafter	2,372	0.22	1,762	0.16	2,686	0.22
Total certificates of deposit	424,232	37.80	400,857	35.94	542,341	45.51
Total deposits	$1,122,525	100.00%	$1,115,203	100.00%	$1,191,629	100.00%

Included in certificates of deposit at September 30, 2011, were brokered time deposits totaling $8.4 million that were scheduled to mature during the year ending September 30, 2012.

At September 30, 2011, 2010 and 2009, certificates of deposit with a minimum principal amount of $100,000 totaled $226.2 million, $218.8 million, and $317.7 million, respectively.  At September 30, 2011, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2011
(In thousands)
Three months or less	$81,049
Over 3 through 6 months	35,311
Over 6 through 12 months	45,134
Over 12 months	64,741
Total	$226,235

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2011	2010	2009
	(In thousands)
0.00 – 1.99%	$346,583	$214,814	$248,591
2.00 – 2.99%	27,192	89,282	128,241
3.00 – 3.99%	40,107	80,638	135,166
4.00 – 4.99%	1,864	7,581	11,190
5.00 – 5.99%	8,486	8,542	18,667
10.00 - 10.99%	—	—	486
Total	$424,232	$400,857	$542,341

	Amount Due as of September 30, 2011
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 – 1.99%	$212,702	$118,977	$14,362	$202	$340	$346,583
2.00 – 2.99%	16,710	8,148	504	631	1,199	27,192
3.00 – 3.99%	39,571	536	—	—	—	40,107
4.00 – 4.99%	152	1,061	651	—	—	1,864
5.00 – 5.99%	8,486	—	—	—	—	8,486
Total	$277,621	$128,722	$15,517	$833	$1,539	$424,232

TABLE 15:  Deposit Activity

	Years Ended September 30,
	2011	2010	2009
	(In thousands)
Beginning balance	$1,115,203	$1,191,629	$915,311
Net increase (decrease) excluding interest credited	1,830	(85,411)	263,658
Interest credited	5,492	8,985	12,660
Net increase (decrease) in deposits	7,322	(76,426)	276,318
Ending balance	$1,122,525	$1,115,203	$1,191,629

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$130,499	—%	$108,188	—%	$99,126	—%
Interest-bearing checking	354,684	0.72	330,815	1.11	221,164	1.58
Passbook savings	31,970	0.18	29,714	0.20	26,845	0.21
Money market	195,441	0.69	230,634	0.93	159,196	1.05
Certificates of deposit	431,810	1.72	444,926	2.31	569,530	2.86
Total	$1,144,404	1.00%	$1,144,277	1.41%	$1,075,861	2.00%

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

TABLE 17:  FHLB Advances

	Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance at any month end during the period	$257,500	$181,000	$245,000
Average balance during the period	81,422	96,948	120,288
Period-end balance	29,000	181,000	61,000
Weighted-average interest rate:
At end of period	3.08%	0.72%	3.37%
During the period	1.32%	1.80%	2.92%

We have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2011, there were no borrowings outstanding under this arrangement and $154.1 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

TABLE 18:  Federal Reserve Borrowings

	Years Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance at any month end during the period	$—	$4,700	$143,000
Average balance during the period	—	82	71,690
Period-end balance	—	—	—
Weighted-average interest rate:
At end of period	—	—	—
During the period	—	0.59%	0.45%

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2011, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

We have a title insurance business, which is a division of the Bank’s wholly-owned subsidiary, Pulaski Service Corp.  The division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports).  The policies are issued primarily on residential transactions.  However, the division also issues policies on certain commercial transactions. Customers of the title division consist primarily of the Bank’s residential mortgage loan customers and also include others that have been referred to the title division.

We operate a residential appraisal division consisting of four appraisers.  The business consists primarily of providing appraisal services to the Bank’s mortgage loan customers.  All appraisers are either certified or licensed in the states of Missouri, Kansas or both.

We operate a fixed-income securities sales division consisting of six management and sales personnel.  The business consists primarily of buying and selling bonds for community bank and public entity investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corp., sells insurance products and annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2011, the Bank’s equity investment in its subsidiary was $469,000 or 0.04% of the Bank’s assets.

Personnel

As of September 30, 2011, we had 410 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	60	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	57	President of Pulaski Bank
Paul J. Milano	55	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian C. Boyles	40	President of Mortgage Lending Division of Pulaski Bank
Brian J. Björkman	40	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	43	Executive Vice President of Banking Operations of Pulaski Bank

(1)        As of September 30, 2011.

Biographical Information

Set forth below is certain information regarding the executive officers of the Company and the Bank.  There are no family relationships among the executive officers.

Gary W. Douglass was named President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank on May 1, 2008, and was named Chairman of the Bank on May 1, 2009.  Before joining Pulaski, Mr. Douglass was Executive Vice President, Finance and Chief Financial Officer of CPI Corp. (NYSE: CPI), a leading portrait studio operator in North America, headquartered in St. Louis.  Mr. Douglass previously held the position of Executive Vice President and Chief Financial Officer of

Roosevelt Financial Group, Inc., parent of Roosevelt Bank, before its merger with Mercantile Bancorporation, Inc. in 1997.  Mr. Douglass is a certified public accountant and a former partner with Deloitte and Touche LLP, where he headed that firm’s accounting and auditing practice and its financial institutions practice in St. Louis.

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

Brian C. Boyles was named President of the Mortgage Division of the Company in November 2010.  Before joining Pulaski, Mr. Boyles was Senior Vice President of Corporate Business Development for Mortgage Services III, a leading national mortgage banker originating over $3.6 billion in mortgage volume annually.  Mr. Boyles previously held the position of President of Real Estate Lending for two Midwest-based banks spanning a 12 year period.  Mr. Boyles is a graduate of the University of Northern Iowa and has over 17 years of mortgage leadership experience.

Brian J. Björkman joined the Bank in 2003 and currently serves as the President of the Commercial Division.  Prior to joining the Bank, Mr. Björkman was President of Commercial Lending at Founders Bank in Chesterfield, Missouri prior to its acquisition by Bank Midwest.  Mr. Björkman is a graduate of Drake University.

Cheri G. Bliefernich joined the Bank in 2004 and has served as Executive Vice President of Banking Operations since October 2008.  Prior to assuming the current position, Mrs. Bliefernich served as Senior Vice President, Banking beginning in January 2007 and Vice President, Retail Banking beginning in November 2004.  She has also served as Senior Vice President of Retail Banking at Royal Banks and Vice President of Retail Banking at Founders Bank.  Mrs. Bliefernich has been in the banking industry for over 16 years.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on our operations.  The Company, as a savings and loan holding company, is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Additionally, the Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $22 million at September 30, 2011.  However, our maximum exposure to any one borrower did not exceed $16 million at September 30, 2011.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the test, a savings bank is required to either be a “domestic building and loan association” within the definition of the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law.  As of September 30, 2011, the Bank met the QTL test.

Limitations on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC.  If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. If the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Assessments.  Savings institutions are required to pay assessments to the OCC to fund the agency’s operations.  The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report, financial condition and the complexity of its portfolio.

Community Reinvestment Act.  All federal savings associations have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OCC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received a “Satisfactory” CRA rating in its most recent examination.

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

Enforcement.  The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that an enforcement action be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.  The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the OCC determines that an institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Capital Requirements.  The applicable capital regulations require savings institutions to meet three minimum capital standards:  a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for institutions receiving the highest rating in the

CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard.  The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk weighted assets of 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes are multiplied by a risk-weight of 0% to 100%, as assigned by the capital regulation based on the risks believed are inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include capital instruments such as cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets. Up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values is also includable as supplementary capital. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2011, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action.  The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization.  Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.”  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized, or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from two and one half to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank participates in the unlimited noninterest bearing transaction account coverage.  The Bank and the Company opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2012.

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

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2011 of $3.1 million.

Federal Reserve System.  The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that for reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied over $58.8 million.  The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.

Holding Company Regulation

The Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies.  The federal regulatory agencies are required to issue joint rules within two years of enactment requiring all bank and savings and loan holding companies to serve as a source of strength for depository institution subsidiaries by providing support in times of financial distress.

Federal savings banks must notify the Federal Reserve Board before paying a dividend to a holding company. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of the Company.  Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Federal Reserve Board if any person (including a company), or a group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change in control of the Company.  Under the CIBCA, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Our provision for loan losses has been elevated over the past three fiscal years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the year ended September 30, 2011, we recorded a provision for loan losses of $14.8 million and net loan charge-offs of $16.1 million.  While our non-performing assets decreased from $74.5 million, or 5.13% of total assets, at September 30, 2010 to $72.1 million, or 5.51% of total assets, at September 30, 2011, the amount at September 30, 2011 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007.  The elevated level of non-performing assets was primarily due to the weakened economy and the soft real estate market.  If the economy and/or the real estate market remains weak these assets may not perform according to their terms and the value of the collateral may be insufficient to pay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

Federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and could require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our commercial lending exposes us to lending risks.

At September 30, 2011, $570.9 million, or 54.7%, of our loan portfolio consisted of loans to commercial borrowers including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  We intend to continue to emphasize these types of lending.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our emphasis on residential mortgage loans and home equity loans exposes us to lending risks.

At September 30, 2011, $242.1 million, or 23.2%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $51.5 million, or 4.9%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $176.3 million, or 16.9%, of our loan portfolio consisted of home equity lines of credit.  Declines in the housing market have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2011, approximately $25.5 million of second mortgage loans, or 8.67% of our $293.6 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90%, based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount, of up to 100% of the value of the home securing the loan. At September 30, 2011, we held $30.3 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%.  Subsequent declines in real estate values have likely resulted in an increase in such loan-to-value ratios.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

The unseasoned nature of many loans in our commercial loan portfolio may result in errors in judging their collectability, which may lead to additional provisions for loan losses and/or charge-offs, which would reduce our profits.

Our commercial loan portfolio, which includes land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loan, has increased $9.7 million, or 1.7%, from $561.1 million at September 30, 2010 and $163.9 million, or 28.7%, from $407.0 million at September 30, 2007 to $570.9 million at September 30, 2011.  A large portion of our commercial loan portfolio is unseasoned and does not provide us with a significant payment history pattern from which to judge future collectability. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial loans, any resulting charge-offs may be larger on a per-loan basis than those incurred with our residential mortgage loan portfolio.

Our earnings could be negatively affected if the level of our non-performing assets increases further.

Due primarily to the economic environment, our non-performing assets increased from $24.4 million at September 30, 2008 to $72.1 million at September 30, 2011.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate acquired through or in lieu of foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as charges to income. From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as charges to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

If the value of real estate in the St. Louis and Kansas City metropolitan areas were to continue to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

The St. Louis and Kansas City metropolitan areas have experienced declines in home prices over the past several years.  Continued weak local economic conditions could have an additional adverse affect on the value of the real estate collateral securing our loans. A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market areas.  Our market areas have experienced home price declines, increased foreclosures and increased unemployment rates.  Continued weak economic conditions in our market areas could reduce or limit our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas in Missouri and Kansas could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructured the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies are now regulated by the Federal Reserve Board.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in four years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using, with more frequency, their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations.  If we were to become subject to a formal supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

The Company’s ability to pay dividends and meet its interest obligations are subject to the ability of the Bank to make capital distributions to the Company.

The Company’s ongoing liquidity needs include funding its general operating expenses, paying dividends on its common and preferred stock and paying interest on its subordinated debentures.  The Company is dependent on the receipt of dividends from the Bank to satisfy these obligations. Under federal regulations as they currently apply to the Bank, the Bank is required to obtain prior approval from the OCC and non-objection from the Federal Reserve before it can make a capital distribution to the Company.  If the Bank cannot obtain such approvals and is unable to make a capital distribution to the Company, the Company would need to find other sources of liquidity or reduce its obligations, which could require it to reduce or eliminate its dividend to common shareholders and/or suspend its dividend payments on its preferred stock and its interest payments on its subordinated debentures.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released basis. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of breaches of these representations and warranties.  We have experienced increasing repurchase demands from and disputes with these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2011, our goodwill totaled $3.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our assets decreased $143.6 million, or 9.9%, from $1.45 billion at September 30, 2010 to $1.31 billion at September 30, 2011, primarily due to decreases in residential real estate loans held for sale and loans receivable.  Over the next several years, we expect to experience moderate growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2011, we had $29.0 million of FHLB advances outstanding with an additional $206.6 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $154.1 million of available borrowing capacity and $8.4 million in brokered certificates of deposit.  If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered certificates of deposit and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

The building of market share through the creation of new branches could cause our expenses to increase faster than revenues.

We may continue to build market share in the St. Louis metropolitan area by opening new branches.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  We have no assurance our new branches will be successful even after they have been established.

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

As part of our participation in the Capital Purchase Program, we became subject to certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  The American Recovery and Reinvestment Act of 2009 provides more stringent limitations on severance pay and the payment of bonuses to certain officers and highly compensated employees.  To the extent that any of these compensation restrictions limit our ability to provide a comprehensive compensation package to our key employees that is competitive in our market area, we may have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

It the U.S. Treasury Department chooses to exercise the warrant, existing stockowners’ ownership interests will be diluted and it could become more difficult for us to take certain actions that may be in the best interests of shareholders.

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

Pulaski Bank is subject to extensive regulation, supervision and examination by the OCC, its chartering authority, and by the FDIC, as insurer of its deposits.  The Company is subject to regulation and supervision by the Federal Reserve.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the FDIC insurance fund and for the depositors and borrowers of Pulaski Bank.  The regulation and supervision by theses agencies are not intended to protect the interests of investors in our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the adverse classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have, in recent years, increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently conduct business through thirteen full-service banking offices, which include one office in each of Creve Coeur, Florissant, Chesterfield, Richmond Heights, Clayton and Ballwin, Missouri, two offices in St. Charles, Missouri and five offices in St. Louis, Missouri.  We own all of our offices, except for two in St. Louis and the offices in Clayton and Ballwin. The leases for our offices have terms that expire between 2014 and 2021. We also own the land where the office in located in Florissant, but lease the building on a month-to-month basis.  We also own an administrative office in St. Louis, Missouri.

We also conduct business through five loan production offices in Belton and Lee’s Summit, Missouri, Godfrey, Illinois and Overland Park and Wichita, Kansas.  Each of these offices are leased with terms that expire between 2012 and 2016.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $18.5 million at September 30, 2011.

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

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation — Federal Savings Institution Regulation — Limitations on Capital Distributions” and “Regulation — Holding Company Regulation — Participation in the U.S. Department of Treasury’s Capital Purchase Program” in this annual report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2011 through July 31, 2011	445	$7.28	—	403,800
August 1, 2011 through August 31, 2011	512	6.34	—	403,800
September 1, 2011 Through September 30, 2011	491	6.54	—	403,800
Total	1,448	$6.70

(1)                      Represents shares withheld as payment for taxes due upon the vesting of restricted stock awards.

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

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the 2011 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2011 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 32 in the 2011 Annual Report to Stockholders.

KPMG LLP’s attestation report on the Company’s internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pulaski Financial Corp.:

We have audited Pulaski Financial Corp.’s (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Thrift Financial Report. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pulaski Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulaski Financial Corp. and subsidiaries as of

September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended September 30, 2011, and our report dated December 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
December 16, 2011

Item 9B.  Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

For information concerning the Board of Directors of the Company, the information contained under the section captioned “Proposal 1 - Election of Directors” in the Proxy Statement is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers of the Registrant.”

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee expert, the section captioned “Corporate Governance — Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance — Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(d)                                 Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	746,184	$10.66	415,770

Equity compensation plans not approved by security holders (1)	13,500	5.13	—

Total	759,684	$10.56	415,770

(1)          Consists of non-statutory stock options granted in 2001 outside of the Company’s stock option plans.  Each of the options was granted at a price equal to the fair market value of the Company common stock on the date of grant.  All of the options are fully exercisable and expire ten years from date of grant.

Item 13. Certain Relationships, and Director Independence Related Transactions

The information set forth under the sections captioned “Corporate Governance — Independent Directors,” “- Policy and Procedures Governing Related Party Transactions,” and “Transactions with Related Persons” in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 2-Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.     Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2011 and 2010

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the Years ended September 30, 2011, 2010 and 2009

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2011 Annual Report to Stockholders.

2.     Financial Statement Schedules

None.

3.              Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of Pulaski Financial Corp.	Definitive Proxy Statement as filed on December 27, 2002
3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.	Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004
3.3	Certificate of Designations establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Form 8-K, as filed on January 16, 2009
3.4	Bylaws of Pulaski Financial Corp.	Form 8-K, as filed on December 17, 2010
4.1	Form of Certificate for Common Stock	Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998

4.2	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Form 8-K, as filed on January 16, 2009
4.3	Warrant to Purchase 778,421 shares of common stock of Pulaski Financial Corp.	Form 8-K, as filed on January 16, 2009
4.4

No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 16, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Separation and Release Agreement between Pulaski Financial Corp. and William A. Donius	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.7*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.8*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.10*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.11*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30,

2005, as filed on December 30, 2005
10.12*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders
10.13*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano and W. Thomas Reeves	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.14*	Compensation arrangement with Brian C. Boyles
13.1	2011 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Chief Executive Officer Certification regarding TARP
99.2	Chief Financial Officer Certification regarding TARP
101

The following materials from Pulaski Financial Corp.’s Annual Report on Form 10-K for the year ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL); (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 16, 2011
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 16, 2011
Paul J. Milano	(principal accounting and financial officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 16, 2011
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Director	December 16, 2011
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 16, 2011
William M. Corrigan, Jr.

/s/ Leon A. Felman	Director	December 16, 2011
Leon A. Felman

/s/ Michael R. Hogan	Director	December 16, 2011
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 16, 2011
Timothy K. Reeves

/s/ Steven C. Roberts	Director	December 16, 2011
Steven C. Roberts

/s/ Sharon A. Tucker	Director	December 16, 2011
Sharon A. Tucker