Form 10-Q
period 2011-12-31
PULASKI FINANCIAL CORP
filed 2012-02-14
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common Stock, par value $.01 per share	11,293,323 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2011

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND SEPTEMBER 30, 2011 (UNAUDITED)

	December 31,	September 30,
	2011	2011
ASSETS
Cash and amounts due from depository institutions	$15,862,429	$16,433,765
Federal funds sold and overnight interest-bearing deposits	25,789,520	40,637,241
Total cash and cash equivalents	41,651,949	57,071,006
Debt securities available for sale, at fair value	10,949,634	14,457,072
Mortgage-backed securities held to maturity, at amortized cost (fair value of $7,218,707 and $7,727,314 at December 31, 2011 and September 30, 2011, respectively)	6,834,518	7,234,139
Mortgage-backed securities available for sale, at fair value	1,529,364	2,751,871
Capital stock of Federal Home Loan Bank, at cost	4,518,900	3,100,400
Mortgage loans held for sale, at lower of cost or market	154,875,545	100,718,753
Loans receivable (net of allowance for loan losses of $25,789,553 and $25,713,622 at December 31, 2011 and September 30, 2011, respectively)	1,014,000,070	1,021,272,809
Real estate acquired in settlement of loans (net of allowance for losses of $3,459,000 and $2,515,800 at December 31, 2011 and September 30, 2011, respectively)	15,866,436	18,717,814
Premises and equipment, net	18,117,848	18,458,166
Goodwill	3,938,524	3,938,524
Core deposit intangible	66,844	79,435
Accrued interest receivable	4,047,235	3,852,790
Bank-owned life insurance	31,103,635	30,842,466
Deferred tax assets	12,839,126	12,772,637
Prepaid expenses, accounts receivable and other assets	11,741,186	13,940,754
Total assets	$1,332,080,814	$1,309,208,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,126,630,521	$1,122,524,913
Advances from Federal Home Loan Bank	49,000,000	29,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,286,593	4,945,918
Accrued interest payable	672,024	840,186
Other liabilities	11,679,765	12,138,433
Total liabilities	1,209,857,903	1,189,038,450
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at December 31, 2011 and September 30, 2011, $1,000 per share liquidation value, net of discount	31,637,921	31,527,176
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at December 31, 2011 and September 30, 2011	130,687	130,687
Treasury stock-at cost; 2,328,060 and 2,588,340 shares at December 31, 2011 and September 30, 2011, respectively	(16,559,499)	(17,380,790)
Additional paid-in capital from common stock	57,264,781	57,608,062
Accumulated other comprehensive income, net	11,156	310
Retained earnings	49,737,865	48,284,741
Total stockholders’ equity	122,222,911	120,170,186
Total liabilities and stockholders’ equity	$1,332,080,814	$1,309,208,636

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010
Interest and Dividend Income:
Loans receivable	$13,200,999	$13,584,849
Mortgage loans held for sale	1,310,497	3,229,108
Securities and other	112,140	310,464
Total interest and dividend income	14,623,636	17,124,421
Interest Expense:
Deposits	2,144,916	3,197,528
Advances from Federal Home Loan Bank	231,983	382,959
Subordinated debentures	132,152	127,739
Total interest expense	2,509,051	3,708,226
Net interest income	12,114,585	13,416,195
Provision for loan losses	3,000,000	4,300,000
Net interest income after provision for loan losses	9,114,585	9,116,195
Non-Interest Income:
Mortgage revenues	1,686,716	1,846,807
Retail banking fees	1,001,047	1,026,070
Investment brokerage revenues	374,326	446,485
Bank-owned life insurance	261,170	265,374
Other	92,166	63,435
Total non-interest income	3,415,425	3,648,171
Non-Interest Expense:
Salaries and employee benefits	3,743,449	3,402,002
Occupancy, equipment and data processing expense	2,180,652	2,072,319
Advertising	108,202	100,391
Professional services	426,437	444,710
FDIC deposit insurance premium expense	440,860	623,236
Real estate foreclosure losses and expense, net	745,186	1,085,125
Other	486,641	573,291
Total non-interest expense	8,131,427	8,301,074
Income before income taxes	4,398,583	4,463,292
Income tax expense	1,356,507	1,345,940
Net income	$3,042,076	$3,117,352
Other comprehensive income (loss)	10,846	(17,387)
Comprehensive income	$3,052,922	$3,099,965
Income available to common shares	$2,524,606	$2,601,425
Per Common Share Amounts:
Basic earnings per common share	$0.24	$0.25
Weighted average common shares outstanding - basic	10,605,620	10,507,158
Diluted earnings per common share	$0.23	$0.24
Weighted average common shares outstanding - diluted	11,004,706	10,925,023

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2011	$31,527,176	$130,687	$(17,380,790)	$57,608,062	$310	$48,284,741	$120,170,186
Comprehensive income:
Net income	—	—	—	—	—	3,042,076	3,042,076
Change in unrealized gain on investment securities, net of tax	—	—	—	—	10,846	—	10,846

Comprehensive income	—	—	—	—	10,846	3,042,076	3,052,922
Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,072,598)	(1,072,598)
Preferred stock dividends	—	—	—	—	—	(406,725)	(406,725)
Accretion of discount on preferred stock	110,745	—	—	—	—	(110,745)	—
Stock options excercised	—	—	66,545	32,585	—	—	99,130
Stock option and award expense	—	—	—	236,896	—	—	236,896
Commmon stock purchased under dividend reinvestment plan	—	—	—	(5,628)	—	—	(5,628)
Common stock issued under employee compensation plans, net (268,616 shares)	—	—	754,746	(753,615)	—	—	1,131
Issuance of equity trust shares, from Treasury, net of forfeitures	—	—	—	68,768	—	—	68,768
Amortization of equity trust expense	—	—	—	77,543	—	—	77,543
Excess tax benefit from stock-based compensation	—	—	—	1,286	—	—	1,286
Balance, December 31, 2011	$31,637,921	$130,687	$(16,559,499)	$57,265,897	$11,156	$49,736,749	$122,222,911

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,042,076	$3,117,352
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	524,682	490,177
Net deferred loan costs	459,408	454,789
Debt and equity securities premiums and discounts, net	88,046	51,203
Equity trust expense, net	77,543	97,776
Stock option and award expense	236,896	183,141
Provision for loan losses	3,000,000	4,300,000
Provision for losses on real estate acquired in settlement of loans	1,033,400	725,300
Gains on sales of real estate acquired in settlement of loans	(307,352)	(3,608)
Originations of mortgage loans held for sale	(382,738,792)	(629,454,332)
Proceeds from sales of mortgage loans held for sale	329,874,834	614,894,261
Gain on sales of mortgage loans held for sale	(1,292,834)	(3,013,261)
Increase in cash value of bank-owned life insurance	(261,170)	(265,374)
Increase in deferred tax asset	(66,489)	(64,947)
Excess tax benefit from stock-based compensation	(1,286)	(113,301)
Tax expense for release of equity trust shares	—	—
Decrease in accrued expenses	(88,030)	(172,835)
Decrease in current income taxes payable	1,536,471	100,608
Changes in other assets and liabilities	(62,918)	(431,862)
Net adjustments	(47,987,591)	(12,222,265)
Net cash used in operating activities	(44,945,515)	(9,104,913)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	13,400,000	13,000,000
Principal payments on mortgage-backed securities	1,605,171	2,902,760
Redemption of Federal Home Loan Bank stock	678,800	3,910,700
Sales of real estate acquired in settlement of loans receivable	2,613,480	1,924,002
Purchases of:
Debt securities available for sale	(9,946,157)	(18,590,962)
Federal Home Loan Bank stock	(2,097,300)	(4,321,100)
Premises and equipment	(184,364)	(220,910)
Net decrease (increase) in loans receivable	3,325,181	(405,625)
Net cash provided by (used in) investing activities	$9,394,811	$(1,801,135)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010, CONTINUED (UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010
Cash Flows From Financing Activities:
Net increase in deposits	$4,105,608	$35,948,768
Proceeds from (repayment of) Federal Home Loan Bank advances, net	20,000,000	(19,200,000)
Net decrease in advance payments by borrowers for taxes and insurance	(2,659,325)	(4,381,000)
Proceeds from stock options excercised	99,130	74,505
Issuance of equity trust shares, net	68,768	271,208
Excess tax benefit from stock based compensation	1,286	113,301
Tax benefit for release of equity trust shares	—	—
Dividends paid on common stock	(1,072,598)	(1,043,147)
Dividends paid on preferred stock	(406,725)	(406,725)
Common stock issued under employee compensation plan	20,852	5,004
Common stock purchased under dividend reinvestment plan	(5,628)	(13,425)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(19,721)	(64,426)
Net cash provided by financing activities	20,131,647	11,304,063
Net (decrease) increase in cash and cash equivalents	(15,419,057)	398,015
Cash and cash equivalents at beginning of period	57,071,006	15,602,804
Cash and cash equivalents at end of period	$41,651,949	$16,000,819

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$2,317,233	$3,490,935
Interest on advances from Federal Home Loan Bank	231,616	378,962
Interest on subordinated debentures	129,064	148,424
Cash paid during the period for interest	2,677,913	4,018,321
Income taxes, net	108,113	1,186,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	488,150	755,105

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                      BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC.  All significant intercompany accounts and transactions have been eliminated.  The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of obligations on its subordinated debentures.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full service branch network.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2011 and September 30, 2011 and its results of operations for the three month periods ended December 31, 2011 and 2010.  The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2011 contained in the Company’s 2011 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Certain reclassifications have been made to fiscal 2011 amounts to conform to the fiscal 2012 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of December 31, 2011, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

	Three Months Ended
	December 31,
	2011	2010
Net income	$3,042,076	$3,117,352
Less:
Preferred dividends declared	(406,725)	(406,725)
Accretion of discount on preferred stock	(110,745)	(109,202)
Income available to common shares	$2,524,606	$2,601,425

Weighted average common shares outstanding - basic	10,605,620	10,507,158
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	302,400	291,609
Equivalent shares - employee stock options and awards	41,332	13,688
Equivalent shares - common stock warrant	55,354	112,568
Weighted average common shares outstanding - diluted	11,004,706	10,925,023

Earnings per common share:
Basic	$0.24	$0.25
Diluted	$0.23	$0.24

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

Options to purchase common shares totaling 655,095 and 659,077 were excluded from the respective computations of diluted earnings per share during the three month periods ended December 31, 2011 and 2010, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of such stock during the period.

4.     STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans, which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding preferred stock related to the program.  Under the Treasury’s guidelines, golden parachute payments are defined to include any payment due to a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans due to the departure of a covered employee or a change in control.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At December 31, 2011, the Company had 117,943 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

A summary of the Company’s restricted stock awards as of December 31, 2011 and changes during the three-month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2011	115,078	$6.89
Granted	241,227	6.92
Vested	(23,550)	7.25
Forfeited	—	—
Nonvested at December 31, 2011	332,755	$6.89

A summary of the Company’s stock option program as of December 31, 2011 and changes during the three-month period then ended, is presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2011	759,684	$10.56
Granted	—	—
Exercised	(18,875)	5.25
Forfeited	(900)	10.67
Outstanding at December 31, 2011	739,909	$10.69	$115,183	5.0
Exercisable at December 31, 2011	626,842	$10.69	$102,634	4.8

As of December 31, 2011, the total unrecognized compensation expense related to non-vested stock options and restricted stock awards was approximately $193,000 and $1.7 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 1.0 and 2.3 years, respectively.

There were no stock options granted during the three-month period ended December 31, 2011.  The fair value of stock options granted during the three-month period ended December 31, 2010 was estimated on the date of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	2.44%
Expected volatility	38.59%
Expected life in years	5.6
Dividend yield	4.37%
Expected forfeiture rate	3.37%

The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards generally vest over a period of three to five years, and the participants will forgo any accrued but unvested benefits if they voluntarily leave the Company.  At December 31, 2011, 27,211 shares had been purchased on behalf of the participants at an average price of $6.67.  No shares were distributed to participants during the three month period ended December 31, 2011.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.

5.     INCOME TAXES

Deferred tax assets totaled $12.8 million at December 31, 2011 and September 30, 2011, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at December 31, 2011 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At December 31, 2011, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2011, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2008 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.     DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2011 and September 30, 2011 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
Debt obligations of government-sponsored entities	$10,946,552	$3,184	$(102)	$10,949,634

Weighted average yield at end of period	0.24%

September 30, 2011:
Debt obligations of government-sponsored entities	$14,456,776	$3,245	$(2,949)	$14,457,072

Weighted average yield at end of period	0.47%

As of December 31, 2011 and September 30, 2011, the Company did not have any debt securities available for sale that were in a continuous loss position for twelve months or more.  Debt securities with carrying values totaling approximately $10.9 million at December 31, 2011 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

7.              MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$5	$—	$(1)	$4
Ginnie Mae	117,432	17,923	—	135,355
Fannie Mae	6,710,789	366,207	—	7,076,996
Total mortgage-backed securities	6,828,226	384,130	(1)	7,212,355
Collateralized mortgage obligations - Freddie Mac	6,292	60	—	6,352
Total held to maturity	$6,834,518	$384,190	$(1)	$7,218,707
Weighted average yield at end of period	3.79%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$328,050	$36,057	$—	$364,107
Collateralized mortgage obligations:
Ginnie Mae	231,573	—	(3,882)	227,691
Fannie Mae	954,829	—	(17,263)	937,566
Total collateralized mortgage obligations	1,186,402	—	(21,145)	1,165,257
Total available for sale	$1,514,452	$36,057	$(21,145)	$1,529,364
Weighted average yield at end of period	4.36%

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$12	$—	$(1)	$11
Ginnie Mae	122,417	18,738	—	141,155
Fannie Mae	7,104,972	474,378	—	7,579,350
Total	7,227,401	493,116	(1)	7,720,516
Collateralized mortgage obligations - Freddie Mac	6,738	60	—	6,798
Total held to maturity	$7,234,139	$493,176	$(1)	$7,727,314
Weighted average yield at end of period	3.84%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$339,350	$38,820	$—	$378,170
Collateralized mortgage obligations:
Freddie Mac	21,396	—	(38)	21,358
Ginnie Mae	764,669	—	(11,515)	753,154
Fannie Mae	1,626,250	—	(27,061)	1,599,189
Total	2,412,315	—	(38,614)	2,373,701
Total available for sale	$2,751,665	$38,820	$(38,614)	$2,751,871
Weighted average yield at end of period	4.23%

As of December 31, 2011, the Company did not have any mortgage-backed securities held to maturity that were in a continuous loss position for 12 months or more.  The following summary below displays the length of time mortgage-backed securities available for sale were in a continuous unrealized loss position as of December 31, 2011.  The unrealized losses were not deemed to be other than temporary.  The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at December 31, 2011
	Less than 12 months		12 months or more		Total
	Amortized	Unrealized	Amortized	Unrealized	Amortized	Unrealized
	Cost	Losses	Cost	Losses	Cost	Losses
Available for Sale:
Collateralized mortgage obligations	$227,691	$3,882	$937,566	17,263	$1,165,257	$21,145

Total available for sale	$227,691	$3,882	$937,566	$17,263	$1,165,257	$21,145

Percent of total	19.5%	18.4%	80.5%	81.6%	100.0%	100.0%

As of September 30, 2011, the Company did not have any mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for 12 months or more.  Mortgage-backed securities with carrying values totaling approximately $8.1 million at December 31, 2011 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

8.              LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31,	September 30,
	2011	2011
Single-family residential:
First mortgage	$235,966,513	$242,091,310
Second mortgage	49,467,404	51,535,399
Home equity lines of credit	167,447,215	176,324,206
Commercial:
Commercial and multi-family real estate	316,782,999	316,210,346
Land acquisition and development	52,531,400	51,497,056
Real estate construction and development	23,519,648	22,330,981
Commercial and industrial	188,775,563	180,821,164
Consumer and installment	2,714,500	3,116,742
	1,037,205,242	1,043,927,204
Add (less):
Deferred loan costs	3,495,500	3,625,440
Loans in process	(911,119)	(566,213)
Allowance for loan losses	(25,789,553)	(25,713,622)
Total	$1,014,000,070	$1,021,272,809

Weighted average interest rate at end of period	5.17%	5.30%

Ratio of allowance to total outstanding loans	2.49%	2.46%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan charge-offs are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on risk characteristics and historical loan loss experience for each loan type.  The allowance is based upon management’s quarterly estimates of probable losses inherent in the loan portfolio.

The Company charges off all or a portion of a loan when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in the collection of the full amount of the loan.  Management considers many factors before charging off a loan.  While the delinquency status of the loan is a primary factor, other key factors are considered and the Company does not charge off loans based solely on a predetermined length of delinquency.  The other factors considered include the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  In general, a specific reserve is recorded in lieu of a charge-off on an impaired loan when management believes that the borrower still has the ability to bring the loan current or can provide additional collateral.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves are generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts have failed, all or a portion of the loan is generally charged off, as appropriate.  For purposes of determining the allowance for loan losses, all charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.  During the three months ended December 31, 2011 and 2010, charge-offs of non-performing and impaired loans totaled $3.0 million and $4.1 million, respectively, including partial charge-offs of $0 and $2.8 million, respectively.  At December 31, 2011 and September 30, 2011, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $318,000 and $317,000, respectively.

For purposes of determining the allowance for loan losses, the Company has segmented its loan portfolio into the following pools (or segments) that have similar risk characteristics: residential loans, commercial loans and consumer loans.  Loans within these segments are further divided into subsegments, or classes, based on the associated risks within these subsegments. Residential loans are divided into three classes, including single-family first mortgage loans, single-family second mortgage loans and home equity lines of credit.  Commercial loans are divided into four classes, including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  Consumer loans are not subsegmented because of the small balance in this segment.  The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Such loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans up to 80% of the collateral values on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and greater-than-four family apartment buildings.  Land acquisition and development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intention that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

Consumer loans include primarily loans secured by savings accounts and automobiles.  Savings account loans are fully secured by restricted deposit accounts held at the Bank.  Automobile loans include loans secured by new and pre-owned automobiles.

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through foreclosure.  These historical loss rates for each risk group are used as the starting point to determine allowance provisions.  Such rates are then adjusted to reflect actual and anticipated changes in national and local economic conditions and developments, the volume and severity of internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2011 and 2010:

	Three Months Ended
	December 31,
	2011	2010
Balance, beginning of period	$25,713,622	$26,975,717
Provision charged to expense	3,000,000	4,300,000
Charge-offs:
Residential real estate first mortgage	705,151	173,980
Residential real estate second mortgage	138,005	331,312
Home equity lines of credit	1,330,510	530,529
Commercial & multi-family real estate	—	722,239
Land acquisition and development	784,108	2,117,352
Real estate construction & development	—	178
Commercial & industrial	—	161,251
Consumer and other	29,820	36,553
Total charge-offs	2,987,594	4,073,394
Recoveries:
Residential real estate first mortgage	8,017	8,208
Residential real estate second mortgage	13,844	28,870
Home equity lines of credit	30,515	9,649
Commercial and multi-family real estate	180	1,050
Land acquisition and development	(4,700)	—
Real estate construction & development	6,431	143
Commercial & industrial	5,614	20,038
Consumer and other	3,624	5,124
Total recoveries	63,525	73,082
Net charge-offs	2,924,069	4,000,312
Balance, end of period	$25,789,553	$27,275,405

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2011 and December 31, 2010, respectively.

	Three Months Ended December 31, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged to expense	1,880,546	1,193,330	(53,003)	(20,873)	3,000,000
Charge offs	(2,173,666)	(784,108)	(29,820)	—	(2,987,594)
Recoveries	52,376	7,525	3,624	—	63,525
Balance, end of period	$16,601,702	$8,672,779	$365,082	$149,990	$25,789,553

	Three Months Ended December 31, 2010
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$11,192,096	$15,533,915	$149,578	$100,128	$26,975,717
Provision charged to expense	1,789,615	1,684,505	352,908	472,972	4,300,000
Charge offs	(1,035,821)	(3,001,020)	(36,553)	—	(4,073,394)
Recoveries	46,726	21,232	5,124	—	73,082
Balance, end of period	$11,992,616	$14,238,632	$471,057	$573,100	$27,275,405

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method at December 31, 2011 and September 30, 2011, respectively.

	December 31, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance balance at end of period based on:
Loans individually evaluated for impairment	$6,699,236	$2,056,116	$264,263	$—	$9,019,615
Loans collectively evaluated for impairment	9,902,466	6,616,663	100,819	149,990	16,769,938
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$16,601,702	$8,672,779	$365,082	$149,990	$25,789,553

Recorded investment in loans receivable at end of period:
Total loans receivable	$454,266,172	$582,804,462	$2,718,989		$1,039,789,623
Loans receivable individually evaluated for impairment	40,240,020	13,591,839	334,384		54,166,243
Loans receivable collectively evaluated for impairment	414,026,152	569,212,623	2,384,605		985,623,380
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$6,823,235	$1,761,301	$391,497	$—	$8,976,033
Loans collectively evaluated for impairment	10,019,211	6,494,731	52,784	170,863	16,737,589
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622

Recorded investment in loans receivable at end of period:
Total loans receivable	$472,312,786	$571,549,810	$3,123,835		$1,046,986,431
Loans receivable individually evaluated for impairment	40,123,496	12,956,783	469,468		53,549,747
Loans receivable collectively evaluated for impairment	432,189,290	558,593,027	2,654,367		993,436,684
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance of impaired loans at December 31, 2011 and September 30, 2011 by the impairment method used.

	December 31,	September 30,
	2011	2011
	(In Thousands)
Fair value of collateral method	$32,190	$28,835
Present value of cash flows method	21,809	24,996
Total impaired loans	$53,999	$53,381

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on non-accrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, and loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note.  Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.  See discussion of credit quality below.

The following is a summary of impaired loans and other related information as of December 31, 2011 and September 30, 2011 and for each of the quarters ended December 31, 2011 and 2010.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan classes exceeds the unpaid principal balance of such classes at December 31, 2011 and September 30, 2011 as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.  All impaired loans at December 31, 2011 and September 30, 2011 were on non-accrual status.

	At December 31, 2011			At September 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Residential real estate first mortgage	$16,031,356	$15,975,223	$—	$15,617,508	$15,548,383	$—
Residential real estate second mortgage	1,013,278	1,011,074	—	1,714,029	1,709,488	—
Home equity lines of credit	1,702,536	1,702,536	—	2,055,369	2,055,369	—
Land acquisition and development	—	—	—	64,856	64,856	—
Real estate construction & development	1,433,542	1,432,937	—	1,745,879	1,745,275	—
Commercial & multi-family real estate	5,687,845	5,679,925	—	5,324,044	5,320,630	—
Commercial & industrial	445,038	442,863	—	467,448	467,604	—
Consumer and other	19,579	19,569	—	11,770	11,754	—
Total	26,333,174	26,264,127	—	27,000,903	26,923,359	—

With an allowance recorded:
Residential real estate first mortgage	16,829,057	16,743,169	3,722,680	14,673,518	14,605,368	3,175,977
Residential real estate second mortgage	1,962,768	1,958,804	1,250,110	1,787,617	1,780,640	1,133,592
Home equity lines of credit	2,701,025	2,701,025	1,726,446	4,275,455	4,275,455	2,513,666
Land acquisition and development	595,220	595,220	394,721	285,353	285,254	84,754
Real estate construction & development	429,226	427,459	36,875	699,392	697,968	157,783
Commercial & multi-family real estate	4,074,040	4,069,385	1,221,582	3,647,191	3,638,111	1,229,855
Commercial & industrial	926,928	925,559	402,938	722,620	719,457	288,909
Consumer and other	314,805	314,263	264,263	457,698	455,350	391,497
Total	27,833,069	27,734,884	9,019,615	26,548,844	26,457,603	8,976,033

Total:
Residential real estate first mortgage	32,860,413	32,718,392	3,722,680	30,291,026	30,153,751	3,175,977
Residential real estate second mortgage	2,976,046	2,969,878	1,250,110	3,501,646	3,490,128	1,133,592
Home equity lines of credit	4,403,561	4,403,561	1,726,446	6,330,824	6,330,824	2,513,666
Land acquisition and development	595,220	595,220	394,721	350,209	350,110	84,754
Real estate construction & development	1,862,768	1,860,396	36,875	2,445,271	2,443,243	157,783
Commercial & multi-family real estate	9,761,885	9,749,310	1,221,582	8,971,235	8,958,741	1,229,855
Commercial & industrial	1,371,966	1,368,422	402,938	1,190,068	1,187,061	288,909
Consumer and other	334,384	333,832	264,263	469,468	467,104	391,497
Total	$54,166,243	$53,999,011	$9,019,615	$53,549,747	$53,380,962	$8,976,033

	Three Months Ended
	December 31, 2011		December 31, 2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$15,824,432	$23,152	$20,289,448	$3,666
Residential real estate second mortgage	1,363,654	2,373	2,272,999	—
Home equity lines of credit	1,878,953	3,183	2,128,477	—
Land acquisition and development	32,428	—	2,675,169	—
Real estate construction & development	1,589,711	—	2,824,643	—
Commercial & multi-family real estate	5,505,945	41,222	4,826,283	513
Commercial & industrial	456,243	436	535,836	—
Consumer and other	15,675	468	19,314	—
Total		70,834		4,179

With an allowance recorded:
Residential real estate first mortgage	15,751,288	17,707	12,500,659	—
Residential real estate second mortgage	1,875,193	562	1,408,422	—
Home equity lines of credit	3,488,240	170	3,307,957	—
Land acquisition and development	440,287	4,002	2,216,196	—
Real estate construction & development	564,309	—	435,306	—
Commercial & multi-family real estate	3,860,616	44,400	4,928,413	—
Commercial & industrial	824,774	4,966	1,039,663	—
Consumer and other	386,252	—	413,568	—
Total		71,807		—

Total:
Residential real estate first mortgage	31,575,720	40,859	32,790,107	3,666
Residential real estate second mortgage	3,238,847	2,935	3,681,421	—
Home equity lines of credit	5,367,193	3,353	5,436,434	—
Land acquisition and development	472,715	4,002	4,891,365	—
Real estate construction & development	2,154,020	—	3,259,949	—
Commercial & multi-family real estate	9,366,561	85,622	9,754,696	513
Commercial & industrial	1,281,017	5,402	1,575,499	—
Consumer and other	401,927	468	432,882	—
Total		$142,641		$4,179

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed.  Many factors are considered prior to returning a loan to accrual status, including a positive change in the borrower’s financial situation or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due at December 31, 2011 and September 30, 2011:

	At December 31, 2011
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$3,319,666	$2,195,347	$14,308,934	$19,823,947	$216,678,141	$236,502,088	$—	$32,860,413
Residential real estate second mortgage	354,167	309,540	1,525,448	2,189,155	47,133,242	49,322,397	—	2,976,046
Home equity lines of credit	1,823,100	1,260,242	3,389,469	6,472,811	161,968,876	168,441,687	—	4,403,560
Land acquisition and development	—	—	349,223	349,223	52,310,059	52,659,282	—	595,221
Real estate construction & development	—	—	634,264	634,264	22,843,222	23,477,486	—	1,862,767
Commercial & multi-family real estate	2,085,349	3,662,449	2,857,537	8,605,335	308,895,674	317,501,009	—	9,761,884
Commercial & industrial	362,617	70,161	391,311	824,089	188,342,596	189,166,685	—	1,371,967
Consumer and other	225,756	10,572	186,549	422,877	2,296,112	2,718,989	—	334,385
Total	$8,170,655	$7,508,311	$23,642,735	$39,321,701	$1,000,467,922	$1,039,789,623	$—	$54,166,243

	At September 30, 2011
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$5,358,948	$2,882,199	$11,264,959	$19,506,106	$223,662,221	$243,168,327	$—	$30,291,026
Residential real estate second mortgage	794,911	155,772	820,556	1,771,238	49,986,363	51,757,601	—	3,501,646
Home equity lines of credit	2,960,623	633,473	3,948,135	7,542,230	169,844,628	177,386,858	—	6,330,824
Land acquisition and development	314,856	—	285,254	600,110	51,042,361	51,642,471	—	350,209
Real estate construction & development	—	—	904,773	904,773	21,387,494	22,292,267	—	2,445,271
Commercial & multi-family real estate	6,798,151	3,469,293	2,374,682	12,642,126	303,716,170	316,358,296	—	8,971,235
Commercial & industrial	396,634	—	271,829	668,463	180,588,313	181,256,776	—	1,090,068
Consumer and other	58,025	74,252	248,949	381,228	2,742,607	3,123,835	—	469,468
Total	$16,682,148	$7,214,989	$20,119,137	$44,016,274	$1,002,970,157	$1,046,986,431	$—	$53,449,747

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.

The following is a summary of the recorded investment of loan risk ratings by class at December 31, 2011 and September 30, 2011:

	At December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$195,631,769	$2,792,197	$36,535,737	$1,542,385	$—
Residential real estate second mortgage	45,653,298	200,284	3,312,131	156,684	—
Home equity lines of credit	161,656,768	659,676	5,560,288	564,955	—
Land acquisition and development	49,346,885	—	3,312,397	—	—
Real estate construction & development	21,485,580	—	1,991,906	—	—
Commercial & multi-family real estate	272,097,882	10,987,015	34,416,112	—	—
Commercial & industrial	174,126,196	7,339,872	7,420,135	280,482	—
Consumer and other	2,376,413	2,973	156,829	182,774	—
Total	922,374,791	21,982,017	92,705,535	2,727,280	—
Less related specific allowance	—	—	(7,861,383)	(1,158,232)	—
Total net of allowance	$922,374,791	$21,982,017	$84,844,152	$1,569,048	$—

	At September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$203,690,460	$2,390,396	$36,571,024	$516,447	$—
Residential real estate second mortgage	47,604,902	101,212	3,932,222	119,265	—
Home equity lines of credit	169,988,030	99,267	6,000,449	1,299,112	—
Land acquisition and development	48,284,733	—	3,357,738	—	—
Real estate construction & development	19,717,698	—	2,574,569	—	—
Commercial & multi-family real estate	264,896,753	12,549,086	38,707,248	205,209	—
Commercial & industrial	162,411,843	10,499,378	8,044,643	300,912	—
Consumer and other	2,654,369	—	290,168	179,298	—
Total	919,248,788	25,639,339	99,478,061	2,620,243	—
Less related specific allowance	—	—	(7,565,115)	(1,410,918)
Total net of allowance	$919,248,788	$25,639,339	$91,912,946	$1,209,325	$—

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Accruing loans that were restructured within the three months ended December 31, 2011 and 2010 and restructured loans that defaulted during the three months ended December 31, 2011 and 2010 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

	Total Restructured During		Defaulted During
	Quarter Ended December 31,		Quarter Ended December 31,
	2011	2010	2011	2010
Residential mortgage loans	$1,174,249	$833,997	$2,626,840	$2,246,314
Commercial loans	—	290,364	708,828	—
Consumer loans	—	—	226,637	—
Total	$1,174,249	$1,124,361	$3,562,305	$2,246,314

The amount of additional funds committed to borrowers (undisbursed) who were included in troubled debt restructured status at December 31, 2011 and September 30, 2011 was $140,000 and $134,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $895,000 for the three months ended December 31, 2011.  The actual amount of interest income recognized under the restructured terms totaled $581,000 for the three months ended December 31, 2011.  Provisions for losses related to restructured loans totaled $779,000 and $1.1 million during the three months ended December 31, 2011 and December 31, 2010, respectively.

Included in impaired loans at December 31, 2011 and September 30, 2011 were $35.4 million and $38.3 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans, or the scheduled renewal rates of the loans at maturity were determined to be less than risk-adjusted market interests rate on similar credits.  At December 31, 2011, $18.8 million, or 53.1%, of these loans were performing as agreed under the modified terms of the loans compared with $24.5 million, or 63.8%, at September 30, 2011.  Excluded from non-performing assets at December 31, 2011 and September 30, 2011 were $12.3 million and $12.1 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific loan loss allowances related to troubled debt restructurings at December 31, 2011 and September 30, 2011 were $3.5 million and $4.2 million, respectively.

9.                      DEPOSITS

Deposits at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31, 2011		September 30, 2011
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$150,028,236	—	$150,430,677	—
Interest-bearing checking	341,608,103	0.25%	328,274,827	0.28%
Savings accounts	36,306,778	0.14%	35,713,661	0.14%
Money market	185,219,581	0.33%	183,873,574	0.33%
Total transaction accounts	713,162,698	0.21%	698,292,739	0.22%

Certificates of deposit:
Retail	340,238,453	1.39%	344,769,781	1.61%
CDARS	73,229,370	0.36%	71,026,404	0.42%
Brokered	—	—	8,435,989	5.23%
Total certificates of deposit	413,467,823	1.21%	424,232,174	1.48%

Total deposits	$1,126,630,521	0.58%	$1,122,524,913	0.70%

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  During the three months ended December 31, 2011 and 2010, charge-offs to the allowance for loan losses at the time of foreclosure totaled $634,000 and $309,000, respectively, which represented 58% and 33% of the principal balance of loans that became subject to foreclosure during such periods, respectively.  The Company generally does not record partial charge-offs on loans secured by residential real estate, but rather provides for declines in fair value in the allowance for loan losses.  See Note 8 - Loans Receivable and the Allowance for Loan Losses for a discussion of the impact of this practice on the determination of the allowance for loan losses.  The large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed weekly after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the three months ended December 31, 2011, the Company reviewed goodwill for impairment as of December 31, 2011 in addition to its annual review at September 30, 2011.  No impairment losses were recognized during the year ended September 30, 2011 or the three months ended December 31, 2011.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2011 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Debt securities available for sale	$10,950	$—	$10,950	$—
Mortgage-backed securities available for sale	1,529	—	1,529	—
Interest-rate swap	1,545	—	1,545	—
Total assets	$14,024	$—	$14,024	$—
Liabilities:
Interest-rate swap	$1,545	$—	$1,545	$—
Total liabilities	$1,545	$—	$1,545	$—

	Carrying Value at September 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Debt securities available for sale	$14,457	$—	$14,457	$—
Mortgage-backed securities available for sale	2,752	—	2,752	—
Interest-rate swap	1,676	—	1,676	—
Total assets	$18,885	$—	$18,885	$—
Liabilities:
Interest-rate swap	$1,676	$—	$1,676	$—
Total liabilities	$1,676	$—	$1,676	$—

Assets that were recorded at fair value on a non-recurring basis at December 31, 2011 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2011				Three Months Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2011
			(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	18,715	—	4,419	14,296	44
Real estate acquired in settlement of loans	15,866	—	—	15,866	1,772
Total assets	$34,581	$—	$4,419	$30,162	$1,816

					Total Losses
					Recognized in
	Carrying Value at September 30, 2011				the Year Ended
		Fair Value Measurements Using			September 30,
	Total	Level 1	Level 2	Level 3	2011
			(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	17,481	—	3,643	13,838	3,210
Real estate acquired in settlement of loans	18,718	—	—	18,718	7,538
Total assets	$36,199	$—	$3,643	$32,556	$11,346

11.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been estimated by the Company using available market information and appropriate valuation methodologies, including those described in Note 10.  However, considerable judgment is necessarily required to interpret market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company might realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31, 2011		September 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
ASSETS:
Cash and cash equivalents	$41,652	$41,652	$57,071	$57,071
Debt securities - AFS	10,950	10,950	14,457	14,457
Capital stock of FHLB	4,519	4,519	3,100	3,100
Mortgage-backed securities - HTM	6,835	7,219	7,234	7,727
Mortgage-backed securities - AFS	1,529	1,529	2,752	2,752
Mortgage loans held for sale	154,876	158,699	100,719	103,286
Loans receivable	1,014,000	1,065,389	1,021,273	1,075,459
Accrued interest receivable	4,047	4,047	3,853	3,853
Interest-rate swap assets	1,545	1,545	1,676	1,676

LIABILITIES:
Deposit transaction accounts	713,163	713,163	698,293	698,293
Certificate of deposits	413,468	416,917	424,232	428,088
Advances from the FHLB	49,000	51,192	29,000	31,216
Subordinated debentures	19,589	19,582	19,589	19,583
Accrued interest payable	672	672	840	840
Interest-rate swap liabilities	1,545	1,545	1,676	1,676

In addition to the methods described in Note 10 above, the following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Capital Stock of the Federal Home Loan Bank - The carrying amount represents redemption value, which approximates fair value.

Loans Receivable - The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current interest rates applicable to each category of such financial instruments. No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns. Management segregates loans into appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.  This method of valuation does not incorporate the exit price concept of valuation prescribed by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures.  Rather, it was used a practical expedient as permitted under the topic.

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

Off-Balance-Sheet Items - The estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements.  The aggregate value of these fees is not material.  Such commitments are summarized in Note 13, Commitments and Contingencies.

12.               LIABILITY FOR LOANS SOLD

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold to investors or reimburse the investors for credit losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $232 million and $266 million at December 31, 2011 and September 30, 2011, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the three months ended December 31, 2011 and 2010:

	2011	2010
Received during period	$3,595,000	$4,265,000
Resolved during period	1,890,000	4,036,000
Unresolved at end of period	10,359,000	6,697,000

The following is a summary of the changes in the liability for loans sold during the three months ended December 31, 2011 and 2010:

	2011	2010
Balance at beginning of period	$1,257,146	$470,983
Provisions charged to expense	521,438	689,291
Amounts paid to resolve demands	(123,668)	(373,560)
Balance at end of period	$1,654,916	$786,715

The liability for loans sold of $1.7 million at December 31, 2011 represents the Company’s best estimate of the probable loss that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at December 31, 2011 and September 30, 2011.

	December 31,	September 30,
	2011	2011
	(In Thousands)

Commitments to originate residential first and second mortgage loans	$78,252	$70,545
Commitments to originate commercial mortgage loans	30,610	21,744
Commitments to originate non-mortgage loans	26,055	19,436
Unused lines of credit	215,503	194,886

The Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

14.               INTEREST-RATE SWAPS

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	December 31,	September 30,
	2011	2011

Fair value recorded in other assets	$1,545,000	$1,676,000
Fair value recorded in other liabilities	1,545,000	1,676,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three months ended December 31, 2011 and 2010 are summarized as follows:

	Three Months Ended
	December 31,
	2011	2010
	(in thousands)
Gross losses on derivative financial assets	$131,000	$440,000
Gross gains on derivative financial liabilities	(131,000)	(440,000)
Net loss (gain)	$—	$—

15.     GOODWILL

Goodwill totaled $3.9 million at December 31, 2011 and September 30, 2011.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  Because the market value of the Company’s common stock was less than its carrying value at December 31, 2011, the Company reviewed goodwill for impairment as of December 31, 2011 in addition to its annual review at September 30, 2011.  No impairment losses were recognized during the year ended September 30, 2011 or the three months ended December 31, 2011.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2011, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninetieth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.33 billion in assets at December 31, 2011.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area, and the Company’s operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  The commercial loan portfolio includes permanent mortgage loans secured by owner and non-owner occupied commercial and multi-family residential real estate, commercial and industrial loans, and to a much lesser extent, commercial and multi-family construction loans and land acquisition and development loans.

Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending, and to a lesser extent, owner-occupied commercial real estate lending.  Commercial loan originations totaled $102.7 million during the three months ended December 31, 2011 compared with $89.1 million in the same quarter last year.  The commercial loan portfolio increased $10.8 million, or 1.88%, during the three-month period to $581.6 million at December 31, 2011 compared with $570.9 million at September 30, 2011.  The majority of the increase was the result of an $8.0 million increase in commercial and industrial loans to $188.8 million at December 31, 2011 compared with $180.8 million at September 30, 2011.  In addition, real estate construction and development loans and land acquisition and development loans grew $1.2 million and $1.0 million, respectively to $23.5 million and $52.5 million, respectively, at December 30, 2011.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $207.1 million, or 18.38% of total deposits, at December 31, 2011 compared with $210.8 million, or 18.78% of total deposits, at September 30, 2011.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for financial strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a “best efforts,” servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered to such investors.

Residential mortgage loans originated for sale to investors totaled $382.7 million during the quarter ended December 31, 2011 compared with $629.5 million for the same period last year.  As a result of the low level of market interest rates that existed during the quarter, the Company saw an increase in demand for mortgage refinancings compared with the linked quarter, but this level of demand was down significantly from the near historically high levels experienced in the December 2010 quarter.  Loans originated to refinance existing mortgages totaled $242.3 million, or 65% of total loans originated for sale, for the quarter ended December 31, 2011 compared with $434.9 million, or 73% of total loans originated for sale, for the same period last year.  In addition, although the market demand for loans to finance the sale of homes remained soft as the result of the distressed economic climate and low level of home sale activity, the Company was able to capture a large part of such purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the sale of homes totaled $140.4 million for the quarter ended December 31, 2011 compared with $195.6 million for the same period last year.

Residential loans sold to investors totaled $329.9 million for the quarter ended December 31, 2011, which generated mortgage revenues totaling $1.7 million, compared with $614.9 million of loans sold and $1.8 million of mortgage revenues for the quarter ended December 31, 2010.  The net profit margins on loans sold increased to 0.51% during the quarter ended December 31, 2011 compared with 0.30% during the same period last year.  The Company realized reduced profit margins on loans sold during the prior-year quarter primarily as the result of operational processing challenges it experienced related to the high mortgage loan refinancing volumes in that quarter and tightening investor documentation and underwriting requirements.  Such challenges resulted in extended processing times and the inability to deliver a number of loans held for sale to investors within the original interest rate lock commitment periods.  As a result, such loans were delivered to investors at significantly reduced gross profit margins as they were repriced at reduced market values.  The Company resolved these operational challenges during the March 2011 quarter, resulting in improved gross profit margins in subsequent quarters.

Also reducing mortgage revenues were charges to earnings totaling $521,000 and $689,000 during the quarters ended December 31, 2011 and 2010, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability.  The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  Reflecting industry-wide trends, the Company experienced an increase in repurchase requests from its investors during the quarter ended December 31, 2011 compared with the same period last year.  In response, the Company strengthened its review and appeal procedures to respond to such requests.  The Company’s loans originated for sale are primarily made to its customers within its market areas of metropolitan St. Louis and Kansas City, and Wichita, Kansas and are locally underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of recent repurchase requests with minimal financial impact.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale decreased 59.4% to $1.3 million for the quarter ended December 31, 2011 compared with $3.2 million for the quarter ended December 31, 2010.  The decrease was due to a $167.2 million decrease in the average balance of loans held for sale resulting from the decreased loan origination activity combined with a 44 basis point decrease in the average yield resulting from lower market interest rates.  Loans originated during the quarter ended December 31, 2011 exceeded loans sold resulting in a $54.2 million, or 53.8%, increase in mortgage loans held for sale to $154.9 million at December 31, 2011 from $100.7 million at September 30, 2011.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has retained less of such loans in portfolio.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $17.1 million, or 3.63%, to $452.9 million at December 31, 2011 compared with $470.0 million at September 30, 2011.

Retail Banking Services

Core deposits, which include checking, money market and savings accounts, provide a stable funding source for the Bank’s asset growth and produce valuable fee income.  Their growth continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, offering customers best-in-class products, and providing customers with convenient banking locations.  Enhancing its ability to attract depositors, the Bank offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor in several ways.  It participates in the Promontory Interfinancial Network (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”), which enables its customers to receive FDIC insurance on their account balances up to $10 million.  The Bank offers similar arrangements on money market deposit accounts through Promontory and a large international bank.  These accounts are offered directly to the Bank’s customers in its St. Louis market.  It also participates in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage through December 31, 2013 for non-interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount.

Core deposits increased $14.9 million, or 2.1%, to $713.2 million at December 31, 2011 from $698.3 million at September 30, 2011, primarily as the result of a $27.8 million increase in deposits from municipal and other public entities generally related to their usual year-end collection of tax revenues.  The combined balances of checking and money market accounts held by municipal and other public entities increased to $99.2 million at December 31, 2011 from $71.4 million at September 30, 2011.  Core deposits held by retail and commercial customers decreased slightly during the quarter as management lowered the interest rates paid on certain types of non-relationship accounts in an effort to reduce overall interest rate expense. The combined balances of retail checking and money market accounts decreased $7.7 million to $361.9 million at December 31, 2011 from $369.6 million at September 30, 2011.  Retail savings account balances increased $593,000 to $36.3 million at December 31, 2011 from $35.7 million at September 30, 2011.  The combined balances of commercial checking and money market accounts decreased $3.7 million to $207.1 million at December 31, 2011 from $210.8 million at September 30, 2011.  The weighted-average cost of interest-bearing checking accounts and money market accounts were 0.25% and 0.33%, respectively, at December 31, 2011, compared with 0.28% and 0.33%, respectively, at September 30, 2011.

Certificates of deposits decreased $10.8 million to $413.5 million at December 31, 2011 from $424.2 million at September 30, 2011.  The decrease was primarily the result of the maturity of an $8.4 million certificate of deposit obtained through a national broker, which represented the remaining balance of such deposits.  Management de-emphasized the use of brokered deposits in prior periods because of the Bank’s success in raising deposits in its local market.  Total deposits increased $4.1 million, or 0.4%, to $1.13 billion at December 31, 2011.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products, remained relatively constant at $1.0 million for each of the quarters ended December 31, 2011 and 2010.

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

	Three Months Ended
	December 31, 2011			December 31, 2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$259,285	$3,668	5.66%	$274,743	$3,981	5.80%
Commercial	607,333	7,932	5.22%	588,626	7,716	5.24%
Home equity lines of credit	171,230	1,589	3.71%	197,560	1,860	3.77%
Consumer	2,914	12	1.66%	3,241	28	3.30%
Total loans receivable	1,040,762	13,201	5.07%	1,064,170	13,585	5.11%
Mortgage loans held for sale	138,698	1,310	3.78%	305,905	3,229	4.22%
Securities and other	42,660	113	1.06%	49,650	310	2.50%
Total interest-earning assets	1,222,120	14,624	4.79%	1,419,725	17,124	4.82%
Non-interest-earning assets	87,287			85,062
Total assets	$1,309,407			$1,504,787

Interest-bearing liabilities:
Interest-bearing checking	$321,382	415	0.52%	$349,761	791	0.91%
Savings	35,977	20	0.22%	29,668	12	0.16%
Money market	190,768	249	0.52%	196,208	372	0.76%
Certificates of deposit	413,421	1,461	1.41%	407,003	2,023	1.99%
Total interest-bearing deposits	961,548	2,145	0.89%	982,640	3,198	1.30%
FHLB advances	32,821	232	2.83%	222,698	382	0.69%
Subordinated debentures	19,589	132	2.70%	19,589	128	2.61%
Total interest-bearing liabilities	1,013,958	2,509	0.99%	1,224,927	3,708	1.21%
Non-interest bearing liabilities:
Non-interest bearing deposits	157,286			141,331
Other non-interest bearing liabilities	15,472			18,533
Total non-interest-bearing liabilities	172,758			159,864
Stockholders’ equity	122,691			119,996

Total liabilities and stockholders’ equity	$1,309,407			$1,504,787

Net interest income		$12,115			$13,416

Interest rate spread (2)			3.80%			3.61%

Net interest margin (3)			3.97%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.53%			115.90%

(1)	Include non-accrual loans with an average balance of $53.5 million and $60.9 million for the three months ended December 31, 2011 and 2010 respectively.

(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended
	December 31, 2011 vs 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$(219)	$(94)	$(313)
Commercial	244	(29)	215
Home equity lines of credit	(242)	(29)	(271)
Consumer	(3)	(12)	(15)
Total loans receivable	(220)	(164)	(384)
Mortgage loans held for sale	(1,612)	(307)	(1,919)
Securities and other	(139)	(58)	(197)
Net change in income on interest earning assets	(1,971)	(529)	(2,500)

Interest-bearing liabilities:
Interest-bearing checking	(60)	(315)	(375)
Savings	3	4	7
Money market	(10)	(113)	(123)
Certificates of deposit	32	(593)	(561)
Total interest-bearing deposits	(35)	(1,017)	(1,052)
FHLB advances	(547)	396	(151)
Subordinated debentures	—	4	4
Net change in expense on interest bearing liabilities	(582)	(617)	(1,199)

Change in net interest income	$(1,389)	$88	$(1,301)

RESULTS OF OPERATIONS

Net income for the quarter ended December 31, 2011 was $3.0 million compared with net income of $3.1 million during the same quarter last year.  Net income available to common shares for the quarter ended December 31, 2011 was $2.5 million, or $0.23 per diluted common share on 11.0 million average diluted shares outstanding, compared with net income available to common shares of $2.6 million, or $0.24 per diluted common share on 10.9 million average diluted shares outstanding, during the same quarter last year.  Reducing net income available to common shares for the three months ended December 31, 2011 were dividends and discount accretion on the Company’s preferred stock, issued in January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $517,000, or $0.05 per diluted common share compared with $516,000, or $0.05 per diluted common share in the comparable 2010 period.

Net interest income decreased 10%, or $1.3 million, to $12.1 million for the quarter ended December 31, 2011 compared with $13.4 million for the same period last year primarily as the result of a decrease in the average balance of interest-earning assets partially offset by an increase in the net interest margin.  The average balance of interest-earning assets decreased to $1.22 billion for the quarter ended December 31, 2011 compared with $1.42 billion for the quarter ended December 31, 2010 primarily as the result of a decrease in the average balance of loans held for sale and, to a lesser extent, a decrease in the average balance of residential real estate loans and home equity lines of credit.  The net interest margin increased to 3.97% for the quarter ended December 31, 2011 compared with 3.78% for the quarter ended December 31, 2010 primarily as the result of a decrease in the average cost of deposits.

Total interest and dividend income decreased 14.6% to $14.6 million for the quarter ended December 31, 2011 compared with $17.1 million for the same quarter last year primarily as the result of a decrease in interest income on loans held for sale and to a lesser extent, a decrease in interest income on residential real estate loans and home equity lines of credit.

Interest income on loans receivable decreased 2.8% to $13.2 million for the quarter ended December 31, 2011 compared with $13.6 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $1.04 billion during the three months ended December 31, 2011 compared with $1.06 billion during the same period last year primarily as the result of weakened market demand for the Company’s portfolio loan products and the Company’s tightened underwriting standards.  See Results of Community Banking Strategy — Retail Mortgage Lending.  The average yield on loans receivable decreased to 5.07% during the three months ended December 31, 2011 compared with 5.11% during the same period last year primarily as the result of decreasing market interest rates.

Interest income on mortgage loans held for sale decreased 59.4% to $1.3 million for the quarter ended December 31, 2011 from $3.2 million for the quarter ended December 31, 2010 primarily as the result of a decrease in the average balance and to a lesser extent, a decrease in the average yield.  The average balance of mortgage loans held for sale decreased to $138.7 million during the three months ended December 31, 2011 compared with $305.9 million during the same period last year as the result of a reduced market demand for the Company’s loan products.  See Results of Community Banking Strategy — Retail Mortgage Lending.  The average yield on mortgage loans held for sale decreased to 3.78% during the three months ended December 31, 2011 compared with 4.22% during the same period last year as the result of declining market interest rates.

Total interest expense decreased to $2.5 million for the three months ended December 31, 2011 compared with $3.7 million for the comparable 2010 period.  The decrease was due to a decrease in the cost of funds to 0.99% for the three months ended December 31, 2011 compared with 1.21% for the three months ended December 31, 2010 and a $211.0 million decrease in the average balance of interest-bearing liabilities.

Interest expense on deposits decreased $1.1 million, or 32.9%, to $2.1 million during the quarter ended December 31, 2011 compared with $3.2 million for the quarter ended December 31, 2010.  The decrease was primarily the result of a decrease in the average cost to 0.89% for the three months ended December 31, 2011 from 1.30% for the comparable period in the prior year combined with a $21.1 million decrease in the average balance.  The lower average cost resulted primarily from decreases in market interest rates.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased $151,000, or 39.4%, to $232,000 during the quarter ended December 31, 2011 compared with $383,000 for the quarter ended December 31, 2010 as the result of a decrease in the average balance partially offset by an increase in the average cost.  The average balance decreased to $32.8 million for the three months ended December 31, 2011 compared with $222.7 million for the three months ended December 31, 2010 as proceeds from the reduction in loans held for sale were used to repay short-term advances.  The average cost increased to 2.83% for the three months ended December 31, 2011 compared with 0.69% for the three months ended December 31, 2010 as the result of the decrease in the average balance of lower rate overnight borrowings leaving a proportionately higher average balance of higher rate long-term advances.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2011 was $3.0 million compared with $4.3 million for the same period a year ago.  The larger provision recorded in the prior year period was primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during the prior year period and a higher level of net charge-offs in the prior year period.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased 6.4% to $3.4 million for the quarter ended December 31, 2011 compared with $3.6 million for the same period last year primarily as the result of lower mortgage revenues and investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Investment brokerage revenues totaled $374,000 for the three months ended December 31, 2011 compared with $446,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes for the quarter ended December 31, 2011 compared with the same 2010 period as a result of weakened market demand for fixed-income investment products in the midst of an uncertain interest rate environment.

Non-Interest Expense

Total non-interest expense decreased $170,000 to $8.1 million for the quarter ended December 31, 2011 compared with $8.3 million for the same period a year ago primarily as the result of decreases in real estate foreclosure expense and losses, net and FDIC deposit insurance premium expense partially offset by increases in salaries and employee benefit expense and occupancy, equipment and data processing expense.

Salaries and employee benefits expense increased $341,000 to $3.7 million for the quarter ended December 31, 2011 compared with $3.4 million for the quarter ended December 31, 2010.  The increase over the prior year period was related primarily to the decrease in loan origination activity compared with prior year quarter, which resulted in a lower level of absorption of direct, fixed compensation costs and higher compensation expense in the December 2011 quarter.

Occupancy, equipment and data processing expense increased $108,000 to $2.2 million for the three months ended December 31, 2011 compared with $2.1 million for the three months period December 31, 2010.  The increases were primarily related to the additions of a full-service banking facility in the St. Louis metropolitan area and loan production offices in the Kansas City metropolitan area and Wichita, Kansas, and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

FDIC deposit insurance premium expense decreased $182,000 to $441, 000 for the three months ended December 31, 2011 compared with $623,000 for the same period in 2010.  Effective April 1, 2011, the FDIC changed its method of assessing insurance premiums on all financial institutions from a deposit-based method to an asset-based method, resulting in a significant decrease in the Company’s assessment rate and lower expense in the December 2011 quarter compared with the same period last year.  Looking forward, the Company expects such expense to more closely approximate the levels experienced during the quarter ended December 31, 2011.

Real estate foreclosure expense and losses, net decreased $340,000 to $745, 000 for the three months ended December 31, 2011 compared with $1.1 million for the same period in 2010.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $11,000 to $1.4 million, or an effective rate of 30.84%, for the quarter ended December 31, 2011, compared with $1.3 million, or an effective rate of 30.16%, for the three months ended December 31, 2010.  The Company’s effective tax rates in the 2011 and 2010 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank owned life insurance and tax-exempt interest on loans from taxable income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31,	September 30,
	2011	2011
Non-accrual loans:
Residential real estate:
First mortgage	$7,599,124	$5,870,575
Second mortgage	1,250,632	1,176,790
Home equity lines of credit	2,774,476	4,083,574
Commercial and multi-family real estate	4,989,809	2,374,682
Land acquisition and development	475,384	229,386
Real estate construction and development	583,453	853,961
Commercial and industrial	608,897	210,188
Consumer and other	333,832	240,466
Total non-accrual loans	18,615,607	15,039,622
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	13,140,089	14,910,743
Second mortgage	961,831	1,861,045
Home equity lines of credit	434,219	1,248,272
Commercial and multi-family real estate	2,565,393	4,358,519
Real estate construction and development	1,226,131	1,538,470
Commercial and industrial	442,864	560,212
Total current troubled debt restructurings	18,770,527	24,477,261
Past due under restructured terms:
Residential real estate:
First mortgage	11,979,179	9,372,433
Second mortgage	757,415	452,293
Home equity lines of credit	1,194,866	998,978
Commercial and multi-family real estate	2,194,108	2,225,540
Land acquisition and development	119,836	120,724
Real estate construction and development	50,812	50,812
Commercial and industrial	316,661	416,661
Consumer and other	—	226,638
Total past due troubled debt restructurings	16,612,877	13,864,079
Total troubled debt restructurings	35,383,404	38,341,340
Total non-performing loans	53,999,011	53,380,962
Real estate acquired in settlement of loans:
Residential real estate	1,526,323	3,037,013
Commercial real estate	14,340,113	15,680,801
Total real estate acquired in settlement of loans	15,866,436	18,717,814
Total non-performing assets	$69,865,447	$72,098,776

Ratio of non-performing loans to total loans receivable	5.21%	5.11%
Ratio of non-performing assets to totals assets	5.24%	5.51%
Ratio of allowance for loan losses to non-performing loans	47.76%	48.17%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	3.40%	2.77%
Ratio of non-performing assets to totals assets	3.84%	3.64%
Ratio of allowance for loan losses to non-performing loans	72.02%	84.50%

Non-performing assets decreased to $69.9 million at December 31, 2011 compared with $72.1 million at September 30, 2011 primarily as the result of a $3.0 million decrease in troubled debt restructurings and a $2.9 million decrease in real estate acquired in settlement of loans partially offset by a $3.6 million increase in non-accrual loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $18.6 million at December 31, 2011 compared with $15.0 million at September 30, 2011.  The increase during the three-month period was due to a $3.0 million increase in non-accrual commercial loans and a $493,000 increase in non-accrual residential real estate loans.  The increase in non-accrual commercial loans was primarily due to the classification as non-accrual during the quarter of $2.7 million of loans to one commercial borrower because of the borrower’s distressed financial condition.  Such loans were secured by commercial real estate used in the operation of the borrower’s business in the St. Louis metropolitan area.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Restructured residential loans totaled $28.5 million at December 31, 2011 compared with $28.8 million at September 30, 2011.  Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  During the three months ended December 31, 2011 and 2010, the Company restructured approximately $1.2 million and $834,000, respectively, of loans to troubled residential borrowers and returned approximately $1.5 million and $2.2 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  At December 31, 2011, $28.5 million, or 80% of total restructured loans, related to residential borrowers compared with $28.8 million, or 75% of total restructured loans, at September 30, 2011.  At December 31, 2011, 51% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 62% at September 30, 2011.

Restructured commercial loans totaled $6.9 million at December 31, 2011 compared with $9.3 million at September 30, 2011.  The decrease was primarily due to the sale of a $1.3 million loan secured by commercial real estate that was classified as a troubled debt restructuring at September 30, 2011 and the charge-off of a $445,000 loan secured by commercial real estate that was also classified as a troubled debt restructuring at September 30, 2011.

Real estate acquired in settlement of loans decreased to $15.9 million at December 31, 2011 compared with $18.7 million at September 30, 2011 due to the sale of several residential and commercial real estate properties and the write-downs to fair value less estimated selling costs of several properties.  Real estate foreclosure losses and expense was $745,000 for the three months ended December 31, 2011 compared with $1.1 million for the 2010 period.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Such expense for the December 2011 quarter included $904,000 of write-downs related to three existing commercial real estate properties due to declines in their estimated values since their acquisition in a prior period.  In addition, the Company sold the remaining lots in a residential real estate development that were acquired through foreclosure in a prior year resulting in a $324,000 gain.  Real estate foreclosure losses and expense for the December 2010 quarter included a $717,000 write-down of an existing commercial real estate property due to a decline in its estimated value since its acquisition in a prior period.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2011	2010
Balance, beginning of period	$25,713,622	$26,975,717
Provision charged to expense	3,000,000	4,300,000
Charge-offs, net of recovies:
Residential real estate:
First mortgage	697,134	165,772
Second mortgage	124,161	302,442
Home equity lines of credit	1,299,995	520,880
Commercial:
Commercial & multi-family real estate	788,808	721,189
Land acquisition and development	(6,431)	2,117,352
Real estate construction & development	(180)	35
Commercial & industrial	(5,614)	141,213
Consumer and other	26,196	31,429
Total charge-offs, net	2,924,069	4,000,312
Balance, end of period	$25,789,553	$27,275,405

Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three months ended December 31, 2011 was $3.0 million compared with $4.3 million in the same 2010 period.  The larger provision recorded in the prior year period was primarily due to increases in non-performing assets and certain other asset quality indicators such as delinquencies and internal adversely classified assets during the prior period and a higher level of net charge-offs in the prior period.

Net charge-offs for the three months ended December 31, 2011 totaled $2.9 million, or 1.12% of average loans on an annualized basis, compared with $4.0 million, or 1.51% of average loans on an annualized basis, for the same period a year ago.  Because a large portion of the Company’s loan portfolio is collateralized by real estate, losses occur more frequently when property values are declining and borrowers are losing equity in the underlying collateral.  Declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the 2011 and 2010 periods.

The ratio of the allowance for loan losses to loans receivable was 2.49% at December 31, 2011 compared with 2.46% at September 30, 2011.  The ratio of the allowance for loan losses to non-performing loans was 47.76% at December 31, 2011 compared with 48.17% at September 30, 2011.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 72.02% at December 31, 2011 compared with 84.50% at September 30, 2011.  Management believes the changes in this coverage ratio are appropriate due to a change in the mix of non-performing loans during the period, specifically troubled debt restructurings that were performing under their restructured terms.

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

The following table summarizes the unpaid principal balances of impaired loans at December 31, 2011 and September 30, 2011. Such unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses. Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	December 31, 2011			September 30, 2011
	Impaired	Impaired		Impaired	Impaired
	Loans with	Loans with	Total	Loans with	Loans with	Total
	Specific	No Specific	Impaired	Specific	No Specific	Impaired
	Allowance	Allowance	Loans	Allowance	Allowance	Loans
Residential real estate first mortgage	$16,743,169	$15,975,223	$32,718,392	$14,605,368	$15,548,383	$30,153,751
Residential real estate second mortgage	1,958,804	1,011,074	2,969,878	1,780,640	1,709,488	3,490,128
Home equity lines of credit	2,701,025	1,702,536	4,403,561	4,275,455	2,055,369	6,330,824
Land acquisition and development	595,220	—	595,220	285,254	64,856	350,110
Real estate construction and development	427,459	1,432,937	1,860,396	697,968	1,745,275	2,443,243
Commercial and multi-family real estate	4,069,385	5,679,925	9,749,310	3,638,111	5,320,630	8,958,741
Commercial and industrial	925,559	442,863	1,368,422	719,457	467,604	1,187,061
Consumer and other	314,263	19,569	333,832	455,350	11,754	467,104
Total	$27,734,884	$26,264,127	$53,999,011	$26,457,603	$26,923,359	$53,380,962

Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired but had no related specific allowance totaled $18.7 million at December 31, 2011 compared with $19.3 million at September 30, 2011.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at December 31, 2011 and September 30, 2011.

Commercial loans, including land acquisition development and construction loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans, that were determined to be impaired but had no related specific allowance totaled $7.6 million at December 31, 2011 and at September 30, 2011.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  The principal balance of commercial and multi-family real estate loans with no related specific allowance increased from $5.3 million at September 30, 2011 to $5.7 million at December 31, 2011 primarily as the result of the classification of a loan secured by commercial real estate as impaired with no identified impairment loss.  The principal balance of real estate construction and development loans with no related specific allowance decreased from $1.7 million at September 30, 2011 to $1.4 million at December 31, 2011 primarily as the result of principal repayments received on such loans.  After evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, the ability of the borrowers to repay the principal balance of the loans and the amount of partial charge offs that had been previously recorded, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on impaired commercial loans at December 31, 2011 and September 30, 2011.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $41.7 million at December 31, 2011 from $57.1 million at September 30, 2011.  Federal funds sold and overnight interest-bearing deposit accounts decreased to $25.8 million at December 31, 2011 compared with $40.6 million at September 30, 2011 primarily as the result of a decrease in overnight deposits held at the Federal Reserve Bank of St. Louis used to fund growth in loans held for sale.

Debt securities available for sale decreased to $10.9 million at December 31, 2011 from $14.5 million at September 30, 2011.  Mortgage-backed securities available for sale decreased to $1.5 million at December 31, 2011 from $2.8 million at September 30, 2011 and mortgage-backed and related securities held to maturity decreased to $6.8 million at December 31, 2011 from $7.2 million at September 30, 2011.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased to $4.5 million at December 31, 2011 from $3.1 million at September 30, 2011 as the result of an increase in borrowings under advances from the Federal Home Loan Bank.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines increased to $49.0 million at December 31, 2011 from $29.0 million at September 30, 2011.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.3 million at December 31, 2011 compared with $4.9 million at September 30, 2011 primarily due to the payment of borrowers’ real estate taxes in December 2011.

Total stockholders’ equity increased to $122.2 million at December 31, 2011 from $120.2 million at September 30, 2011 primarily as the result of net income of $3.0 million, the amortization of equity trust expense of $78,000 and the amortization of stock option and award expense of $237,000 partially offset by the payment of common stock dividends totaling $1.1 million and preferred stock dividends totaling $407,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At December 31, 2011, the combined balance of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $49.0 million, had a weighted-average interest rate of 1.96%, a weighted average maturity of approximately 30 months and represented 4% of total assets.  At September 30, 2011, these combined balances totaled $37.4 million, had a weighted-average interest rate of 3.57%, a weighted average maturity of approximately 41 months and represented 3% of total assets.  The Company held no certificates of deposit acquired through broker relationships at December 31, 2011 compared with $8.4 million at September 30, 2011.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

During July 2010, the Company agreed to comply with a request from its primary regulator, the Office of Thrift Supervision (“OTS”), not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  Prior to that time, the Company had already begun reducing the level of these types of deposits with funds received from the increased levels of core deposits and retail certificates of deposit.  This restriction has not had a significant impact on the Company’s financial condition, results of operations or liquidity position.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2011, the Bank had approximately $176.4 million in additional borrowing authority under the arrangement with the FHLB in addition to the $49.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2011, the Company had approximately $100.0 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $164.0 million of commercial loans pledged as collateral under this agreement.

At December 31, 2011, the Bank had outstanding commitments to originate loans totaling $134.9 million and commitments to sell loans totaling $241.5 million.  Certificates of deposit totaling $258.1 million, or 22.9% of total deposits, at December 31, 2011 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At December 31, 2011 and September 30, 2011, the Company had cash and cash equivalents totaling $379,000 and $119,000, respectively, and a demand loan extended to the Bank totaling $3.9 million and $3.4 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the three months ended December 31, 2011, the origination of mortgage loans held for sale used $382.7 million of cash and the sales of such loans provided cash totaling $329.9 million.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the three months ended December 31, 2011, the Company had a net decrease in loans receivable of $3.3 million compared with an increase of $406,000 for the three months ended December 31, 2010.  In addition, the Company purchased $9.9 million and $2.1 million in short-term debt securities available for sale and FHLB stock during the three months ended December 31, 2011 compared with purchases of $18.6 million and $4.3 million respectively, in short-term debt securities available for sale and FHLB stock during the three months ended December 31, 2010.  Sources of cash from investing activities also included maturities of debt securities available for sale and proceeds from FHLB stock redemptions totaling $13.4 million and $679,000 during the three months ended December 31, 2011 compared with maturities of debt securities available for sale and proceeds from FHLB stock redemptions of $13.0 million and $3.9 million respectively, during the three months ended December 31, 2010.

The Company’s primary sources and uses of funds from financing activities during the three months ended December 31, 2011 included a $4.1 million increase in deposits compared with a $35.9 million increase for the three months ended December 31, 2010, and a $20.0 million increase in advances from the Federal Home Loan Bank during the three months ended December 31, 2011 compared with a $19.2 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2011:

			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$84,390	$20,000	$—	$—
Over three months through six months	62,107	—	—	—
Over six months through twelve months	111,589	—	—	—
Over twelve months	155,382	29,000	—	19,589
Total	$413,468	$49,000	$—	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2011 are as follows:

Less than one year	$785,658
Over 1 year through 3 years	1,246,414
Over 3 years through 5 years	1,062,142
Over 5 years	963,108
Total	$4,057,322

REGULATORY CAPITAL

The Company is not subject to any separate capital requirements from those of the Bank.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at December 31, 2011.

As of December 31, 2011, the most recent notification from the Bank’s primary regulator, Office of the Comptroller of the Currency (“OCC”), categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2011 and September 30, 2011.

			For Capital		To be Categorized as “Well Capitalized” Under Prompt Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2011:
Tangible capital (to total assets)	$134,213	10.11%	$19,914	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	147,855	13.59%	87,060	8.00%	$108,825	10.00%
Tier I risk-based capital (to risk- weighted assets)	134,213	12.33%	N/A	N/A	65,295	6.00%
Tier I leverage capital (to average assets)	134,213	10.11%	53,105	4.00%	66,381	5.00%

As of September 30, 2011:
Tangible capital (to total assets)	$132,729	10.18%	$19,563	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	146,214	13.59%	86,046	8.00%	$107,558	10.00%
Tier I risk-based capital (to risk- weighted assets)	132,729	12.34%	N/A	N/A	64,535	6.00%
Tier I leverage capital (to average assets)	132,729	10.18%	52,169	4.00%	65,211	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2011 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

For the three months ended December 31, 2011, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2011, the Company had issued $134.9 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2011.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2011 and 2010.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2011 and September 30, 2011 were $1.5 million and $1.7 million, respectively.

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

During the quarter ended December 31, 2011, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. SFAS No. 166 amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions and whether companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 was effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and was required be applied to transfers occurring on or after the effective date. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FIN 46(R), Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC Topic 810, Consolidation, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The provisions of this Topic were effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles, which was subsequently incorporated into ASC Topic 105, Generally Accepted Accounting Principles. This ASC establishes the source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. This ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. ASC Topic 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the ASC did not have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures. This update provides more robust disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements, and (d) the transfers between Levels 1, 2, and 3. The ASU was effective for financial statements issued for interim and annual periods ending after December 15, 2009.  The interim disclosures required by this update are reported in the notes to the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the provisions of this Topic did not have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011 and were required to be applied retrospectively to the beginning of the annual period of adoption.  The adoption of the ASU did not have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (ASC Topic 350) — Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU does not change the current guidance for testing other indefinite-lived intangible assets for impairment. The provisions of this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Item 1A.   Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2011 through October 31, 2011	—	$—	—	403,800
November 1, 2011 through November 30, 2011	598	$6.77	—	403,800
December 1, 2011 through December 31, 2011	2,256	$6.95	—	403,800
Total	2,854	$6.91	—

(1)          Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)          In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  Accordingly, no shares of common stock were repurchased under this program during the three months ended December 31, 2011.

Item 3.    Defaults Upon Senior Securities: Not applicable

Item 4.    Mine Safety Disclosures:  Not applicable

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101            The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	February 14, 2012	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 14, 2012	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer