Form 10-Q
period 2012-03-31
PULASKI FINANCIAL CORP
filed 2012-05-14
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2012
Common Stock, par value $.01 per share	11,259,923 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2012

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND SEPTEMBER 30, 2011 (UNAUDITED)

	March 31,	September 30,
	2012	2011
ASSETS
Cash and amounts due from depository institutions	$15,092,615	$16,433,765
Federal funds sold and overnight interest-bearing deposits	31,028,733	40,637,241
Total cash and cash equivalents	46,121,348	57,071,006
Debt securities available for sale, at fair value	10,931,777	14,457,072
Mortgage-backed securities held to maturity, at amortized cost (fair value of $6,828,377 and $7,727,314 at March 31, 2012 and September 30, 2011, respectively)	6,420,222	7,234,139
Mortgage-backed securities available for sale, at fair value	584,081	2,751,871
Capital stock of Federal Home Loan Bank, at cost	3,940,400	3,100,400
Mortgage loans held for sale, at lower of cost or market	149,977,758	100,718,753
Loans receivable (net of allowance for loan losses of $18,254,381 and $25,713,622 at March 31, 2012 and September 30, 2011, respectively)	998,389,793	1,021,272,809
Real estate acquired in settlement of loans (net of allowance for losses of $3,574,544 and $2,515,800 at March 31, 2012 and September 30, 2011, respectively)	17,035,528	18,717,814
Premises and equipment, net	18,440,360	18,458,166
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,851,419	3,852,790
Bank-owned life insurance	31,353,118	30,842,466
Deferred tax assets	10,040,471	12,772,637
Prepaid expenses, accounts receivable and other assets	16,262,597	14,020,189
Total assets	$1,317,287,396	$1,309,208,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,110,824,058	$1,122,524,913
Advances from Federal Home Loan Bank	49,000,000	29,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,775,379	4,945,918
Accrued interest payable	718,803	840,186
Other liabilities	11,731,288	12,138,433
Total liabilities	1,194,638,528	1,189,038,450
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at March 31, 2012 and September 30, 2011, $1,000 per share liquidation value, net of discount	31,749,055	31,527,176
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at March 31, 2012 and September 30, 2011	130,687	130,687
Treasury stock-at cost; 2,312,327 and 2,588,340 shares at March 31, 2012 and September 30, 2011, respectively	(16,531,362)	(17,380,790)
Additional paid-in capital from common stock	57,766,834	57,608,062
Accumulated other comprehensive income, net	19,483	310
Retained earnings	49,514,171	48,284,741
Total stockholders’ equity	122,648,868	120,170,186
Total liabilities and stockholders’ equity	$1,317,287,396	$1,309,208,636

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest and Dividend Income:
Loans receivable	$12,648,909	$13,512,863	$25,849,908	$27,097,712
Mortgage loans held for sale	1,277,343	1,135,092	2,587,840	4,364,200
Securities and other	84,495	169,689	196,635	480,153
Total interest and dividend income	14,010,747	14,817,644	28,634,383	31,942,065
Interest Expense:
Deposits	1,824,108	2,972,583	3,969,025	6,170,111
Advances from Federal Home Loan Bank	227,323	233,453	459,305	616,412
Subordinated debentures	138,514	125,417	270,666	253,156
Total interest expense	2,189,945	3,331,453	4,698,996	7,039,679
Net interest income	11,820,802	11,486,191	23,935,387	24,902,386
Provision for loan losses	5,500,000	3,500,000	8,500,000	7,800,000
Net interest income after provision for loan losses	6,320,802	7,986,191	15,435,387	17,102,386
Non-Interest Income:
Mortgage revenues	1,896,565	847,897	3,583,281	2,694,705
Retail banking fees	978,353	943,997	1,979,914	1,970,067
Investment brokerage revenues	396,601	601,971	770,928	1,048,455
Bank-owned life insurance	249,482	265,257	510,652	530,630
Other	33,724	31,742	125,375	95,178
Total non-interest income	3,554,725	2,690,864	6,970,150	6,339,035
Non-Interest Expense:
Salaries and employee benefits	3,780,550	4,079,540	7,523,999	7,481,542
Occupancy, equipment and data processing expense	2,329,166	2,234,218	4,509,818	4,306,537
Advertising	104,609	136,876	212,811	237,267
Professional services	402,775	445,837	829,212	890,547
FDIC deposit insurance premium expense	440,882	853,709	881,742	1,476,945
Real estate foreclosure losses and expense, net	388,088	726,564	1,133,273	1,811,689
Other	495,669	731,308	982,312	1,304,599
Total non-interest expense	7,941,739	9,208,052	16,073,167	17,509,126
Income before income taxes	1,933,788	1,469,003	6,332,370	5,932,295
Income tax expense	564,780	402,313	1,921,287	1,748,253
Net income	$1,369,008	$1,066,690	$4,411,083	$4,184,042
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	8,326	(26,767)	19,173	(44,154)
Comprehensive income	$1,377,334	$1,039,923	$4,430,256	$4,139,888
Income available to common shares	$851,149	$550,379	$3,375,754	$3,151,804
Per Common Share Amounts:
Basic earnings per common share	$0.08	$0.05	$0.32	$0.30
Weighted average common shares outstanding - basic	10,659,123	10,532,730	10,632,225	10,519,803
Diluted earnings per common share	$0.08	$0.05	$0.30	$0.29
Weighted average common shares outstanding - diluted	11,132,612	10,986,206	11,069,306	10,967,170

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2011	$31,527,176	$130,687	$(17,380,790)	$57,608,062	$310	$48,284,741	$120,170,186
Comprehensive income:
Net income	—	—	—	—	—	4,411,083	4,411,083
Other comprehensive income	—	—	—	—	19,173	—	19,173

Comprehensive income	—	—	—	—	19,173	4,411,083	4,430,256
Common stock dividends ($0.095 per share)	—	—	—	—	—	(2,146,324)	(2,146,324)
Preferred stock dividends	—	—	—	—	—	(813,450)	(813,450)
Accretion of discount on preferred stock	221,879	—	—	—	—	(221,879)	—
Stock options excercised	—	—	136,945	72,986	—	—	209,931
Stock option and award expense	—	—	—	540,047	—	—	540,047
Commmon stock purchased under dividend reinvestment plan	—	—	—	(11,033)	—	—	(11,033)
Common stock issued under employee compensation plans, net (234,260 shares)	—	—	687,099	(740,381)	—	—	(53,282)
Issuance of equity trust shares from Treasury, net of forfeitures	—	—	—	179,973	—	—	179,973
Distribution of equity trust shares	—	—	25,384	(25,384)
Amortization of equity trust expense	—	—	—	142,612	—	—	142,612
Tax cost from release of equity shares	—	—	—	(1,334)	—	—	(1,334)
Excess tax benefit from stock-based compensation	—	—	—	1,286	—	—	1,286
Balance, March 31, 2012	$31,749,055	$130,687	$(16,531,362)	$57,766,834	$19,483	$49,514,171	$122,648,868

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Six Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$4,411,083	$4,184,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,012,616	987,282
Net deferred loan costs	1,110,291	951,413
Debt and equity securities premiums and discounts, net	196,323	116,857
Equity trust expense, net	142,612	192,585
Stock option and award expense	540,047	326,751
Provision for loan losses	8,500,000	7,800,000
Provision for losses on real estate acquired in settlement of loans	1,364,244	1,317,200
Gains on sales of real estate acquired in settlement of loans	(308,287)	(31,128)
Originations of mortgage loans held for sale	(686,962,005)	(838,052,074)
Proceeds from sales of mortgage loans held for sale	640,646,666	1,046,511,870
Gain on sales of mortgage loans held for sale	(2,943,666)	(2,859,870)
Increase in cash value of bank-owned life insurance	(510,652)	(530,630)
Decrease (increase) in deferred tax asset	2,732,166	(120,413)
Excess tax benefit from stock-based compensation	(1,286)	(113,301)
Tax expense for release of equity trust shares	1,334	43,731
Decrease in accrued expenses	(411,880)	(406,677)
Decrease in current income taxes payable	(2,641,967)	(3,078,967)
Changes in other assets and liabilities	272,484	(735,813)
Net adjustments	(37,260,960)	212,318,816
Net cash (used in) provided by operating activities	(32,849,877)	216,502,858

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	23,300,000	28,500,000
Principal payments on mortgage-backed securities	2,953,539	4,894,371
Redemption of Federal Home Loan Bank stock	2,147,300	11,035,100
Sales of real estate acquired in settlement of loans receivable	3,329,080	6,126,568
Purchases of:
Debt securities available for sale	(19,911,937)	(30,164,629)
Federal Home Loan Bank stock	(2,987,300)	(4,321,100)
Premises and equipment	(994,810)	(638,521)
Net decrease (increase) in loans receivable	10,569,974	(19,762,173)
Net cash provided by (used in) investing activities	$18,405,846	$(4,330,384)

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2012 AND 2011, CONTINUED (UNAUDITED)

	Six Months Ended
	March 31,
	2012	2011
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(11,700,855)	$42,696,274
Proceeds from Federal Home Loan Bank advances, net	20,000,000	(152,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(2,170,539)	(4,980,206)
Proceeds from stock options excercised	209,931	193,954
Issuance of equity trust shares, net	179,973	358,320
Excess tax benefit from stock based compensation	1,286	113,301
Tax expense for release of equity trust shares	(1,334)	(43,731)
Dividends paid on common stock	(2,146,324)	(2,087,684)
Dividends paid on preferred stock	(813,450)	(813,450)
Common stock issued under employee compensation plan	45,878	35,024
Common stock purchased under dividend reinvestment plan	(11,033)	(15,541)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(99,160)	(82,400)
Net cash provided by (used in) financing activities	3,494,373	(116,626,139)
Net (decrease) increase in cash and cash equivalents	(10,949,658)	95,546,335
Cash and cash equivalents at beginning of period	57,071,006	15,602,804
Cash and cash equivalents at end of period	$46,121,348	$111,149,139

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$4,092,605	$6,182,235
Interest on advances from Federal Home Loan Bank	458,961	616,412
Interest on subordinated debentures	268,218	272,304
Cash paid during the period for interest	4,819,784	7,070,951
Income taxes, net	1,842,887	4,851,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	2,702,751	4,886,007

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2012 and September 30, 2011 and its results of operations for the three- and six-month periods ended March 31, 2012 and 2011.  The results of operations for the three- and six-month period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2011 contained in the Company’s 2011 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of March 31, 2012, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                     PREFERRED STOCK

In January 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis based upon the estimated market values of the preferred stock and the warrant.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is treated as a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings.  Such accretion does not reduce net income, but reduces income available to common shares.

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

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.  The securities purchase agreement between the Company and the U.S. Treasury subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

3.                     EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential common shares outstanding is included in diluted earnings per share.  The computations of basic and diluted earnings per common share are presented in the following table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$1,369,008	$1,066,690	$4,411,083	$4,184,042
Less:
Preferred dividends declared	(406,725)	(406,725)	(813,450)	(813,450)
Accretion of discount on preferred stock	(111,134)	(109,586)	(221,879)	(218,788)
Income available to common shares	$851,149	$550,379	$3,375,754	$3,151,804

Weighted average common shares outstanding - basic	10,659,123	10,532,730	10,632,225	10,519,803
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	303,890	311,810	303,141	301,599
Equivalent shares - employee stock options and awards	44,551	19,253	42,941	28,688
Equivalent shares - common stock warrant	125,048	122,413	90,999	117,080
Weighted average common shares outstanding - diluted	11,132,612	10,986,206	11,069,306	10,967,170

Earnings per common share:
Basic	$0.08	$0.05	$0.32	$0.30
Diluted	$0.08	$0.05	$0.30	$0.29

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

Options to purchase common shares totaling 595,090 and 635,195 during the three months ended March 31, 2012 and 2011, respectively, and 625,093 and 641,903 during the six months ended March 31, 2012 and 2011, respectively, were excluded from the computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of such stock during the periods.  There were no warrants determined to be anti-dilutive that were excluded from the respective computations of diluted earnings per share during the three- and six-month periods ended March 31, 2012 and 2011.

4.    STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans, which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  Employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans). As a participant in the U.S. Department of Treasury’s Capital Purchase Program, certain employees are prohibited from receiving golden parachute payments while the Company has any outstanding preferred stock related to the program.  Under the Treasury’s regulations, golden parachute payments are defined to include any payment due to a change in control of the Company, which includes the acceleration of vesting in stock-based incentive plans due to the departure of a covered employee or a change in control.  Accordingly, the affected employees have signed agreements to forfeit the right to accelerated vesting while any funds related to the Treasury’s program are outstanding.  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At March 31, 2012, the Company had 106,026 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

A summary of the Company’s restricted stock awards as of March 31, 2012 and changes during the six-month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2011	115,078	$6.89
Granted	241,227	6.92
Vested	(47,877)	6.02
Forfeited	(758)	6.59
Nonvested at March 31, 2012	307,670	$7.05

A summary of the Company’s stock option program as of March 31, 2012 and changes during the six-month period then ended, is presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2011	759,684	$10.56
Granted	—	—
Exercised	(38,875)	5.40
Forfeited	(15,042)	10.30
Outstanding at March 31, 2012	705,767	$10.85	$204,220	4.9
Exercisable at March 31, 2012	615,467	$10.74	$198,001	4.7

As of March 31, 2012, the total unrecognized compensation expense related to non-vested stock options and restricted stock awards was approximately $145,000 and $1.5 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 0.98 and 2.2 years, respectively.  There were no stock options granted during the six-month periods ended March 31, 2012 and 2011.

The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards generally vest over a period of three to five years, and the participants will forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  During the six months ended March 31, 2012, the Company purchased 27,211 shares on behalf of the participants at an average price of $6.67 and distributed 2,878 vested shares to participants with an aggregate market value at the time of distribution of $25,400.  At March 31, 2012, there were 530,796 shares in the plan with an aggregate market value of $4.7 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 255,657 shares that were not yet vested.

5.    INCOME TAXES

Deferred tax assets totaled $10.0 million at March 31, 2012 and $12.8 million at September 30, 2011, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at March 31, 2012 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At March 31, 2012, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of March 31, 2012, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2008 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.    DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2012 and September 30, 2011 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:
Debt obligations of government-sponsored entities	$10,930,824	$1,269	$(316)	$10,931,777
Weighted average yield at end of period	0.26%

September 30, 2011:
Debt obligations of government-sponsored entities	$14,456,776	$3,245	$(2,949)	$14,457,072
Weighted average yield at end of period	0.47%

As of March 31, 2012 and September 30, 2011, the Company did not have any debt securities available for sale that were in a continuous loss position for twelve months or more.  Debt securities with carrying values totaling approximately $10.9 million at March 31, 2012 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

7.  MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Ginnie Mae	$112,316	$16,038	$—	$128,354
Fannie Mae	6,302,161	392,057	—	6,694,218
Total mortgage-backed securities	6,414,477	408,095	—	6,822,572
Collateralized mortgage obligations - Freddie Mac	5,745	60	—	5,805
Total held to maturity	$6,420,222	$408,155	$—	$6,828,377
Weighted average yield at end of period	3.75%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$317,287	$35,398	$—	$352,685
Collateralized mortgage obligations - Fannie Mae	236,322	—	(4,926)	231,396
Total available for sale	$553,609	$35,398	$(4,926)	$584,081
Weighted average yield at end of period	4.90%

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$12	$—	$(1)	$11
Ginnie Mae	122,417	18,738	—	141,155
Fannie Mae	7,104,972	474,378	—	7,579,350
Total	7,227,401	493,116	(1)	7,720,516
Collateralized mortgage obligations - Freddie Mac	6,738	60	—	6,798
Total held to maturity	$7,234,139	$493,176	$(1)	$7,727,314
Weighted average yield at end of period	3.84%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$339,350	$38,820	$—	$378,170
Collateralized mortgage obligations:
Freddie Mac	21,396	—	(38)	21,358
Ginnie Mae	764,669	—	(11,515)	753,154
Fannie Mae	1,626,250	—	(27,061)	1,599,189
Total	2,412,315	—	(38,614)	2,373,701
Total available for sale	$2,751,665	$38,820	$(38,614)	$2,751,871
Weighted average yield at end of period	4.23%

As of March 31, 2012, the Company did not have any mortgage-backed securities held to maturity that were in a continuous loss position for 12 months or more.  The following summary below displays the length of time mortgage-backed securities available for sale were in a continuous unrealized loss position as of March 31, 2012.  The unrealized losses were not deemed to be other than temporary.  The Company does not have the intent to dispose of these investments and it is not more likely than not that the Company will be required to sell these investments prior to recovery of the unrealized losses.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Collateralized mortgage obligations	$—	$—	$231,396	4,926	$231,396	$4,926

Total available for sale	$—	$—	$231,396	$4,926	$231,396	$4,926

Percent of total	—	—	100.0%	100.0%	100.0%	100.0%

As of September 30, 2011, the Company did not have any mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for 12 months or more.  Mortgage-backed securities with carrying values totaling approximately $7.0 million at March 31, 2012 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

8.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31,	September 30,
	2012	2011
Single-family residential:
First mortgage	$224,476,404	$242,091,310
Second mortgage	45,376,384	51,535,399
Home equity lines of credit	158,895,763	176,324,206
Commercial:
Commercial and multi-family real estate	326,730,818	316,210,346
Land acquisition and development	49,974,767	51,497,056
Real estate construction and development	17,101,939	22,330,981
Commercial and industrial	189,193,963	180,821,164
Consumer and installment	2,220,741	3,116,742
	1,013,970,779	1,043,927,204
Add (less):
Deferred loan costs	3,254,430	3,625,440
Loans in process	(581,035)	(566,213)
Allowance for loan losses	(18,254,381)	(25,713,622)
Total	$998,389,793	$1,021,272,809

Weighted average interest rate at end of period	5.12%	5.30%

Ratio of allowance to total outstanding loans	1.80%	2.46%

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

In general, impairment losses on all single-family residential real estate loans that become 180 days past due and all consumer loans that become 120 days past due are recognized through charge-offs to the allowance for loan losses.  For impaired single-family residential real estate and consumer loans that do not meet these criteria, management considers many factors before charging off a loan and might establish a specific reserve in lieu of a charge-off.  While the delinquency status of the loan is a primary factor in determining whether to establish a specific reserve or record a charge-off, other key factors are considered, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the allowance for loan losses, all residential and consumer loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

For commercial loans, all or a portion of a loan is charged off when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in the collection of the full amount of the loan.  Similar to single-family residential real estate loans, management considers many factors before charging off a loan.  While the delinquency status of the loan is a primary factor, other key factors are considered and the Company does not charge off commercial loans based solely on a predetermined length of delinquency.  The other factors considered include the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the allowance for loan losses, all commercial loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

As the result of the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of Currency’s (“OCC”) Call Reports that became effective March 31, 2012, the Company modified its charge-off policy during the three months ended March 31, 2012 to comply with the OCC’s guidelines.  As formerly permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral dependent loans under certain circumstances.  In general under the Company’s previous policy, a specific reserve could have been recorded in lieu of a charge-off on an impaired collateral dependent loan when management believed that the borrower still had the ability to bring the loan current or could provide additional collateral.  The Company did not charge off loans based solely on a predetermined length of delinquency.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves were generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts failed, all or a portion of the loan was generally charged off, as appropriate.  The OCC generally requires such impairment charges to be recognized through loan charge-offs.  For purposes of determining the allowance for loan losses, all charge-offs and changes in the level of specific reserves were included in the determination of historical loss rates for each pool of loans with similar risk characteristics.

As the result of the modifications to the loan charge-off policy to comply with the OCC’s guidance, the Company recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses or stockholders’ equity during the three months ended March 31, 2012.

During the three months ended March 31, 2012 and 2011, charge-offs of impaired loans totaled $13.2 million and $4.2 million, respectively, including partial charge-offs of $8.1 million and $0, respectively.  During the six months ended March 31, 2012 and 2011, charge-offs of impaired loans totaled $16.2 million and $8.3 million, respectively, including partial charge-offs of $8.1 million and $2.8 million, respectively.  At March 31, 2012 and September 30, 2011, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $17.1 million and $317,000, respectively.  For further information, see the discussion of impaired loans below.

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

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances or records loan charge-offs based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through foreclosure.  These historical loss rates for each risk group are used as the starting point to determine allowance provisions.  Such rates are then adjusted to reflect actual and anticipated changes in national and local economic conditions and developments, the volume and severity of internally classified loans, loan concentrations, assessment of trends in collateral values, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, the Company’s banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses.  Such regulators may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the six months ended March 31, 2012 and 2011:

	Six Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$25,713,622	$26,975,717
Provision charged to expense	8,500,000	7,800,000
Charge-offs:
Residential real estate first mortgage	5,052,599	1,719,918
Residential real estate second mortgage	1,428,006	698,433
Home equity lines of credit	3,837,273	1,699,834
Commercial & multi-family real estate	3,605,549	737,683
Land acquisition and development	261,725	2,915,515
Real estate construction & development	241,501	49,900
Commercial & industrial	1,234,631	388,327
Consumer and other	492,081	60,199
Total charge-offs	16,153,365	8,269,809
Recoveries:
Residential real estate first mortgage	10,967	62,050
Residential real estate second mortgage	20,414	33,730
Home equity lines of credit	79,816	20,629
Commercial and multi-family real estate	54,936	1,750
Land acquisition and development	6,431	2,415
Real estate construction & development	465	292
Commercial & industrial	13,363	30,832
Consumer and other	7,732	5,470
Total recoveries	194,124	157,168
Net charge-offs	15,959,241	8,112,641
Balance, end of period	$18,254,381	$26,663,076

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the six months ended March 31, 2012 and March 31, 2011, respectively.

	Six Months Ended March 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged to expense	4,929,593	3,442,492	212,553	(84,638)	8,500,000
Charge offs	(10,317,878)	(5,343,406)	(492,080)	—	(16,153,364)
Recoveries	111,197	75,195	7,731	—	194,123
Balance, end of period	$11,565,358	$6,430,313	$172,485	$86,225	$18,254,381

	Six Months Ended March 31, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$11,192,096	$15,533,915	$149,578	$100,128	$26,975,717
Provision charged to expense	6,270,420	946,167	545,054	38,359	7,800,000
Charge offs	(4,118,184)	(4,091,425)	(60,200)	—	(8,269,809)
Recoveries	116,407	35,290	5,471	—	157,168
Balance, end of period	$13,460,739	$12,423,947	$639,903	$138,487	$26,663,076

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method at March 31, 2012 and September 30, 2011, respectively.

	March 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,536,759	$204,873	$34,949	$—	$1,776,581
Loans collectively evaluated for impairment	10,028,599	6,225,440	137,536	86,225	16,477,800
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$11,565,358	$6,430,313	$172,485	$86,225	$18,254,381

Recorded investment in loans receivable at end of period:
Total loans receivable	$430,545,678	$583,874,021	$2,224,475		$1,016,644,174
Loans receivable individually evaluated for impairment	28,825,579	20,330,547	177,599		49,333,725
Loans receivable collectively evaluated for impairment	401,720,099	563,543,474	2,046,876		967,310,449
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$6,823,235	$1,761,301	$391,497	$—	$8,976,033
Loans collectively evaluated for impairment	10,019,211	6,494,731	52,784	170,863	16,737,589
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622

Recorded investment in loans receivable at end of period:
Total loans receivable	$472,312,786	$571,549,810	$3,123,835		$1,046,986,431
Loans receivable individually evaluated for impairment	40,123,496	12,956,783	469,468		53,549,747
Loans receivable collectively evaluated for impairment	432,189,290	558,593,027	2,654,367		993,436,684
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance of impaired loans at March 31, 2012 and September 30, 2011 by the impairment method used.

	March 31,	September 30,
	2012	2011
	(In Thousands)
Fair value of collateral method	$30,704	$28,835
Present value of cash flows method	18,502	24,996
Total impaired loans	$49,206	$53,381

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

The following is a summary of impaired loans and other related information as of March 31, 2012 and September 30, 2011 and for each of the quarters ended March 31, 2012 and 2011.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan classes exceeds the unpaid principal balance of such classes at March 31, 2012 and September 30, 2011 as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.  All impaired loans at March 31, 2012 and September 30, 2011 were on non-accrual status.

	At March 31, 2012				At September 30, 2011
		Unpaid Principal Balance				Unpaid Principal Balance
		Loans with	Loans with			Loans with	Loans with
		Partial	No Partial			Partial	No Partial
	Recorded	Charge-offs	Charge-offs	Related	Recorded	Charge-offs	Charge-offs	Related
	Investment	Recorded	Recorded	Allowance	Investment	Recorded	Recorded	Allowance
With no related allowance recorded:
Residential real estate first mortgage	$15,636,131	$4,406,150	$11,170,060	$—	$15,617,508	$36,780	$15,511,603	$—
Residential real estate second mortgage	1,456,644	216,419	1,237,181	—	1,714,029	—	1,709,488	—
Home equity lines of credit	2,414,728	858,232	1,556,496	—	2,055,369	—	2,055,369	—
Land acquisition and development	40,500	40,500	—	—	64,856	—	64,856	—
Real estate construction & development	1,358,511	390,585	967,324	—	1,745,879	—	1,745,275	—
Commercial & multi-family real estate	13,418,433	6,712,556	6,687,438	—	5,324,044	—	5,320,630	—
Commercial & industrial	5,075,050	4,456,824	615,564	—	467,448	—	467,604	—
Consumer and other	142,649	61,563	81,086	—	11,770	—	11,754	—
Total	39,542,646	17,142,829	22,315,149	—	27,000,903	36,780	26,886,579	—

With an allowance recorded:
Residential real estate first mortgage	8,253,468	—	8,213,002	1,029,151	14,673,518	—	14,605,368	3,175,977
Residential real estate second mortgage	603,242	—	601,832	265,462	1,787,617	—	1,780,640	1,133,592
Home equity lines of credit	461,366	—	461,366	242,146	4,275,455	—	4,275,455	2,513,666
Land acquisition and development	293,192	—	293,192	133,193	285,353	—	285,254	84,754
Real estate construction & development	—	—	—	—	699,392	—	697,968	157,783
Commercial & multi-family real estate	144,861	—	143,360	71,680	3,647,191	—	3,638,111	1,229,855
Commercial & industrial	—	—	—	—	722,620	280,482	438,975	288,909
Consumer and other	34,950	—	34,950	34,949	457,698	—	455,350	391,497
Total	9,791,079	—	9,747,702	1,776,581	26,548,844	280,482	26,177,121	8,976,033

Total:
Residential real estate first mortgage	23,889,599	4,406,150	19,383,062	1,029,151	30,291,026	36,780	30,116,971	3,175,977
Residential real estate second mortgage	2,059,886	216,419	1,839,013	265,462	3,501,646	—	3,490,128	1,133,592
Home equity lines of credit	2,876,094	858,232	2,017,862	242,146	6,330,824	—	6,330,824	2,513,666
Land acquisition and development	333,692	40,500	293,192	133,193	350,209	—	350,110	84,754
Real estate construction & development	1,358,511	390,585	967,324	—	2,445,271	—	2,443,243	157,783
Commercial & multi-family real estate	13,563,294	6,712,556	6,830,798	71,680	8,971,235	—	8,958,741	1,229,855
Commercial & industrial	5,075,050	4,456,824	615,564	—	1,190,068	280,482	906,579	288,909
Consumer and other	177,599	61,563	116,036	34,949	469,468	—	467,104	391,497
Total	$49,333,725	$17,142,829	$32,062,851	$1,776,581	$53,549,747	$317,262	$53,063,700	$8,976,033

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$15,833,744	$145,758	$25,856,887	$16,270
Residential real estate second mortgage	1,234,961	22,584	2,883,233	—
Home equity lines of credit	2,058,632	13,141	1,985,832	—
Land acquisition and development	20,250	787	2,715,279	—
Real estate construction & development	1,396,027	—	3,588,412	—
Commercial & multi-family real estate	9,553,139	114,467	4,206,275	2,435
Commercial & industrial	2,760,044	86,582	349,684	1,399
Consumer and other	81,114	1,575	30,179	—
Total		384,894		20,104

With an allowance recorded:
Residential real estate first mortgage	12,541,263	94,789	7,550,106	—
Residential real estate second mortgage	1,283,005	5,202	985,609	—
Home equity lines of credit	1,581,196	2,422	2,917,328	—
Land acquisition and development	444,206	350	4,146,937	—
Real estate construction & development	214,613	—	360,229	—
Commercial & multi-family real estate	2,109,451	—	5,986,686	—
Commercial & industrial	463,464	—	1,370,314	—
Consumer and other	174,878	—	451,483	2,298
Total		102,763		2,298

Total:
Residential real estate first mortgage	28,375,007	240,547	33,406,993	16,270
Residential real estate second mortgage	2,517,966	27,786	3,868,842	—
Home equity lines of credit	3,639,828	15,563	4,903,160	—
Land acquisition and development	464,456	1,137	6,862,216	—
Real estate construction & development	1,610,640	—	3,948,641	—
Commercial & multi-family real estate	11,662,590	114,467	10,192,961	2,435
Commercial & industrial	3,223,508	86,582	1,719,998	1,399
Consumer and other	255,992	1,575	481,662	2,298
Total		$487,657		$22,402

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  In general, loans are placed on non-accrual status when they become 90 days or more past due with respect to the payment of scheduled principal or interest.  However, management considers many factors before placing a loan on non-accrual status, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed.  Many factors are considered prior to returning a loan to accrual status, including a positive change in the borrower’s financial situation or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at March 31, 2012 and September 30, 2011.  The summary does not include $10.0 million and $2.5 million of commercial loans at March 31, 2012 and September 30, 2011, respectively, that had passed their contractual maturity dates and were in the process of renewal unless the borrowers were past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	At March 31, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$2,692,616	$1,340,873	$9,412,124	$13,445,613	$211,613,404	$225,159,967	$—	$23,889,599
Residential real estate second mortgage	522,807	251,847	566,973	1,341,627	44,210,523	45,552,150	—	2,059,886
Home equity lines of credit	2,401,577	1,729,660	1,972,295	6,103,532	153,730,029	159,833,561	—	2,876,094
Land acquisition and development	83,321	—	333,693	417,014	49,682,941	50,099,955	—	333,692
Real estate construction & development	—	—	505,029	505,029	16,529,460	17,034,489	—	1,358,511
Commercial & multi-family real estate	5,576,015	4,159,680	1,673,332	11,409,027	306,938,090	327,469,576	—	13,563,294
Commercial & industrial	110,075	—	226,580	336,655	188,204,833	189,270,001	—	5,075,050
Consumer and other	61,948	2,624	36,512	101,084	2,123,391	2,224,475	—	177,599
Total	$11,448,359	$7,484,684	$14,726,538	$33,659,581	$973,032,671	$1,016,644,174	$—	$49,333,725

	At September 30, 2011
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$5,358,948	$2,882,199	$11,264,959	$19,506,106	$223,662,221	$243,168,327	$—	$30,291,026
Residential real estate second mortgage	794,911	155,772	820,556	1,771,238	49,986,363	51,757,601	—	3,501,646
Home equity lines of credit	2,960,623	633,473	3,948,135	7,542,230	169,844,628	177,386,858	—	6,330,824
Land acquisition and development	314,856	—	285,254	600,110	51,042,361	51,642,471	—	350,209
Real estate construction & development	—	—	904,773	904,773	21,387,494	22,292,267	—	2,445,271
Commercial & multi-family real estate	4,367,633	3,469,293	2,374,682	12,642,126	303,716,170	316,358,296	—	8,971,235
Commercial & industrial	280,482	—	271,829	668,463	180,588,313	181,256,776	—	1,090,068
Consumer and other	58,025	74,252	248,949	381,228	2,742,607	3,123,835	—	469,468
Total	$14,135,478	$7,214,989	$20,119,137	$44,016,274	$1,002,970,157	$1,046,986,431	$—	$53,449,747

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity indicating that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.

The following is a summary of the recorded investment of loan risk ratings by class at March 31, 2012 and September 30, 2011:

	At March 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$192,083,562	$853,784	$31,293,523	$929,098	$—
Residential real estate second mortgage	42,411,655	478,630	2,496,331	165,534	—
Home equity lines of credit	154,920,620	486,271	4,333,447	93,223	—
Land acquisition and development	46,910,729	—	3,189,226	—	—
Real estate construction & development	15,675,977	—	1,358,512	—	—
Commercial & multi-family real estate	298,258,599	1,160,476	25,015,444	3,035,057	—
Commercial & industrial	171,750,183	9,869,232	7,498,656	151,930	—
Consumer and other	2,044,489	2,388	66,666	110,932	—
Total	924,055,814	12,850,781	75,251,805	4,485,774	—
Less related specific allowance	—	—	(1,634,812)	(141,769)	—
Total net of allowance	$924,055,814	$12,850,781	$73,616,993	$4,344,005	$—

	At September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$203,690,460	$2,390,396	$36,571,024	$516,447	$—
Residential real estate second mortgage	47,604,902	101,212	3,932,222	119,265	—
Home equity lines of credit	169,988,030	99,267	6,000,449	1,299,112	—
Land acquisition and development	48,284,733	—	3,357,738	—	—
Real estate construction & development	19,717,698	—	2,574,569	—	—
Commercial & multi-family real estate	264,896,753	12,549,086	38,707,248	205,209	—
Commercial & industrial	162,411,843	10,499,378	8,044,643	300,912	—
Consumer and other	2,654,369	—	290,168	179,298	—
Total	919,248,788	25,639,339	99,478,061	2,620,243	—
Less related specific allowance	—	—	(7,565,115)	(1,410,918)
Total net of allowance	$919,248,788	$25,639,339	$91,912,946	$1,209,325	$—

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  A restructured loan is returned to performing status, and interest income is accrued at the reduced rate, and the once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Accruing loans that were restructured within the three and six months ended March 31, 2012 and 2011 and restructured loans that defaulted during the three and six months ended March 31, 2012 and 2011 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

	Total Restructured During The		Defaulted During The
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Residential mortgage loans	$962,764	$7,131,864	$6,641,442	$4,875,779
Commercial loans	1,316,680	2,023,576	206,869	268,297
Consumer loans	—	—	81,086	—
Total	$2,279,444	$9,155,440	$6,929,397	$5,144,076

	Total Restructured During The		Defaulted During The
	Six Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Residential mortgage loans	$2,137,013	$7,965,861	$9,268,282	$7,122,093
Commercial loans	1,316,680	2,313,940	915,697	268,297
Consumer loans	—	—	307,723	—
Total	$3,453,693	$10,279,801	$10,491,702	$7,390,390

The amount of additional funds (undisbursed) committed to borrowers who were included in troubled debt restructured status at March 31, 2012 and September 30, 2011 was $140,000 and $134,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $1.8 million for the six months ended March 31, 2012.  The actual amount of interest income recognized under the restructured terms totaled $1.2 million for the six months ended March 31, 2012.  Provisions for losses related to restructured loans totaled $810,000 and $1.6 million during the three and six months ended March 31, 2012, respectively, compared with $1.0 million and $2.1 million during the same periods last year, respectively.

Included in impaired loans at March 31, 2012 and September 30, 2011 were $28.7 million and $38.3 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’

financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans, or the scheduled renewal rates of the loans at maturity were determined to be less than risk-adjusted market interests rate on similar credits.  At March 31, 2012, $18.5 million, or 64.5%, of these loans were performing as agreed under the modified terms of the loans compared with $24.5 million, or 63.8%, at September 30, 2011.  Excluded from non-performing assets at March 31, 2012 and September 30, 2011 were $15.4 million and $12.1 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific loan loss allowances related to troubled debt restructurings at March 31, 2012 and September 30, 2011 were $1.0 million and $4.2 million, respectively.

9.    DEPOSITS

Deposits at March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$156,018,582	—	$150,430,677	—
Interest-bearing checking	305,535,333	0.20%	328,274,827	0.28%
Savings accounts	37,089,635	0.14%	35,713,661	0.14%
Money market	178,354,546	0.24%	183,873,574	0.33%
Total transaction accounts	676,998,096	0.16%	698,292,739	0.22%

Certificates of deposit:
Retail	343,693,839	1.29%	344,769,781	1.61%
CDARS	90,132,123	0.33%	71,026,404	0.42%
Brokered	—	—	8,435,989	5.23%
Total certificates of deposit	433,825,962	1.09%	424,232,174	1.48%

Total deposits	$1,110,824,058	0.52%	$1,122,524,913	0.70%

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  During the six months ended March 31, 2012 and 2011, charge-offs to the allowance for loan losses at the time of foreclosure totaled $2.2 million and $1.7 million, respectively, which represented 45% and 26% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Prior to the quarter ended March 31, 2012, the Company generally did not record partial charge-offs on loans secured by residential real estate, but rather provided for declines in fair value in the allowance for loan losses.  See Note 8 - Loans Receivable and the Allowance for Loan Losses for discussions of the impact of this practice on the determination of the allowance for loan losses and modifications made to the Company’s charge-off policy during the quarter ended March 31, 2012.  The large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed at least every 30 days after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Intangible Assets are reviewed when circumstances or other events indicate that impairment may have occurred.  Goodwill is reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the six months ended March 31, 2012, the Company reviewed goodwill for impairment as of March 31, 2012 in addition to its annual review at September 30, 2011.  No impairment losses were recognized during the year ended September 30, 2011 or the six months ended March 31, 2012.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2012 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$10,932	$—	$10,932	$—
Mortgage-backed securities available for sale	584	—	584	—
Interest-rate swap	1,508	—	1,508	—
Total assets	$13,024	$—	$13,024	$—
Liabilities:
Interest-rate swap	$1,508	$—	$1,508	$—
Total liabilities	$1,508	$—	$1,508	$—

	Carrying Value at September 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$14,457	$—	$14,457	$—
Mortgage-backed securities available for sale	2,752	—	2,752	—
Interest-rate swap	1,676	—	1,676	—
Total assets	$18,885	$—	$18,885	$—
Liabilities:
Interest-rate swap	$1,676	$—	$1,676	$—
Total liabilities	$1,676	$—	$1,676	$—

Assets that were recorded at fair value on a non-recurring basis at March 31, 2012 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at March 31, 2012				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	7,971	—	232	7,739	451
Real estate acquired in settlement of loans	17,036	—	—	17,036	3,615
Total assets	$25,007	$—	$232	$24,775	$4,066

					Total Losses
					Recognized in
	Carrying Value at September 30, 2011				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	17,481	—	3,643	13,838	622
Real estate acquired in settlement of loans	18,718	—	—	18,718	3,361
Total assets	$36,199	$—	$3,643	$32,556	$4,581

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2012 and September 30, 2011 are summarized as follows:

	Level in	March 31, 2012		September 30, 2011
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In Thousands)
ASSETS:
Cash and cash equivalents	Level 1	$46,121	$46,121	$57,071	$57,071
Debt securities - AFS	Level 2	10,932	10,932	14,457	14,457
Capital stock of FHLB	Level 2	3,940	3,940	3,100	3,100
Mortgage-backed securities - HTM	Level 2	6,420	6,828	7,234	7,727
Mortgage-backed securities - AFS	Level 2	584	584	2,752	2,752
Mortgage loans held for sale	Level 1	149,978	153,837	100,719	103,286
Loans receivable	Level 3	998,390	1,046,323	1,021,273	1,075,459
Accrued interest receivable	Level 2	3,851	3,851	3,853	3,853
Interest-rate swap assets	Level 3	1,508	1,508	1,676	1,676

LIABILITIES:
Deposit transaction accounts	Level 2	676,998	676,998	698,293	698,293
Certificate of deposits	Level 2	433,826	437,089	424,232	428,088
Advances from the FHLB	Level 2	49,000	51,115	29,000	31,216
Subordinated debentures	Level 2	19,589	19,582	19,589	19,583
Accrued interest payable	Level 2	719	719	840	840
Interest-rate swap liabilities	Level 3	1,508	1,508	1,676	1,676

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

12.               LIABILITY FOR LOANS SOLD

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold to investors or reimburse the investors for credit losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 to 120 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $300 million and $266 million at March 31, 2012 and September 30, 2011, respectively.  Because the Company does not retain the servicing rights to the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the six months ended March 31, 2012 and 2011:

	2012	2011
Received during period	$6,643,000	$7,942,000
Resolved during period	4,291,000	7,387,000
Unresolved at end of period	11,006,000	7,571,000

The following is a summary of the changes in the liability for loans sold during the six months ended March 31, 2012 and 2011:

	2012	2011
Balance at beginning of period	$1,257,146	$470,983
Provisions charged to expense	954,245	908,132
Amounts paid to resolve demands	(180,172)	(512,279)
Balance at end of period	$2,031,219	$866,836

The liability for loans sold of $2.0 million at March 31, 2012 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs. Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk. The following table summarizes the notional amount of these commitments at March 31, 2012 and September 30, 2011.

	March 31,	September 30,
	2012	2011
	(In Thousands )
Commitments to originate residential first and second mortgage loans	$97,317	$70,545
Commitments to originate commercial mortgage loans	22,401	21,744
Commitments to originate non-mortgage loans	14,068	19,436
Unused lines of credit	215,640	194,886

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	March 31,	September 30,
	2012	2011
Fair value recorded in other assets	$1,508,000	$1,676,000
Fair value recorded in other liabilities	1,508,000	1,676,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and six-months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in thousands)

Gross losses on derivative financial assets	$37,000	$135,000	$168,000	$575,000
Gross gains on derivative financial liabilities	(37,000)	(135,000)	(168,000)	(575,000)
Net loss (gain)	$—	$—	$—	$—

15.               GOODWILL

Goodwill totaled $3.9 million at March 31, 2012 and September 30, 2011.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment.  The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the two-step impairment test, impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No impairment losses were recognized during the year ended September 30, 2011 or the six months ended March 31, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not historical facts; rather, they are statements based on Pulaski Financial Corp.’s (the “Company”) current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2011, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninetieth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.32 billion in assets at March 31, 2012.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and six loan production offices in the St. Louis and Kansas City metropolitan areas and Wichita, Kansas.

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

Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending and owner-occupied commercial real estate lending.  Commercial loan originations totaled $120.8 million and $223.5 million during the three and six months ended March 31, 2012 compared with $97.1 million and $186.2 million during the same periods last year, respectively.  The commercial loan portfolio increased $12.1 million, or 2.1%, during the six-month period to $583.0 million at March 31, 2012 compared with $570.9 million at September 30, 2011.  Commercial and multi-family real estate loans increased $10.5 million to $326.7 million at March 31, 2012 compared with $316.2 million at September 30, 2011.  Commercial and industrial loans increased $8.4 million to $189.2 million at March 31, 2012 compared with $180.8 million at September 30, 2011.  Partially offsetting these increases were decreases in real estate construction and development loans and land acquisition and development loans.  Real estate construction and development loans decreased $5.2 million to $17.1 million at March 31, 2012 compared with $22.3 million at September 30, 2011, primarily as the result of $4.0 million of such loans converting to permanent financing, resulting in a similar increase in commercial and multi-family real estate loans.  Land acquisition and development loans decreased $1.5 million to $50.0 million at March 31, 2012 compared with $51.5 million at September 30, 2011.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $198.1 million, or 17.8% of total deposits, at March 31, 2012 compared with $210.8 million, or 18.8% of total deposits, at September 30, 2011.

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

The following is a summary of residential mortgage loans originated for sale during the three- and six-month periods ended March 31, 2012 and 2011.

	2012			2011
	Mortgage	Home		Mortgage	Home
	Refinancings	Sales	Total	Refinancings	Sales	Total
	(In thousands)

First quarter	$242,343	$140,396	$382,739	$433,895	$195,559	$629,454
Second quarter	193,585	110,638	304,223	120,893	87,705	208,598
Total	$435,928	$251,034	$686,962	$554,788	$283,264	$838,052

Driven by the low level of market interest rates that existed during the six months ended March 31, 2012, the Company saw strong demand for mortgage refinancings.  However, this level of demand was down significantly from the near historically high levels experienced during the first quarter of fiscal 2011.  Loans originated to refinance existing mortgages totaled $193.6 million, or 63% of total loans originated for sale, for the quarter ended March 31, 2012 compared with $120.9 million, or 50% of total loans originated for sale, for the same quarter last year.  For the six month periods, mortgage loan refinancing activity totaled $435.9 million, or 64% of total loans originated for sale, in 2012 compared with $554.8 million, or 66% of total loans originated for sale, in 2011.  In addition, although the market demand for loans to finance the sale of homes remained soft as the result of the distressed economic climate and low level of home sale activity, the Company was able to capture a large part of such purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the sale of homes totaled $110.6 million for the quarter ended March 31, 2012 compared with $87.7 million for the same period last year.  For the six month periods, loans originated to finance the sale of homes totaled $251.0 million in 2012 compared with $283.3 million for the same period last year.  Loans originated during the six months ended March 31, 2012 exceeded loans sold resulting in a $49.3 million, or 48.9%, increase in mortgage loans held for sale to $150.0 million at March 31, 2012 from $100.7 million at September 30, 2011.

The following is a summary of residential loans sold to investors and the related mortgage revenues for the three and six months ended March 31, 2012 and 2011.

	2012			2011
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$329,875	$1,686	0.51%	$614,894	$1,847	0.30%
Second quarter	310,772	1,897	0.61%	431,618	848	0.20%
Total	$640,647	$3,583	0.56%	$1,046,512	$2,695	0.26%

The net profit margins during the 2012 periods benefitted from improved selling prices negotiated with the Company’s loan investors and lower direct origination costs as the result of management’s focus on reducing such costs.  The net profit margins on loans sold during the prior-year periods were abnormally low and were primarily the result of operational processing challenges the Company experienced related to the high mortgage loan refinancing volumes in those periods and tightening investor documentation and underwriting requirements.  Such challenges resulted in extended processing times and the inability to deliver a number of loans held for sale to investors within the original interest rate lock commitment periods.  As a result, such loans were delivered to investors at significantly reduced gross profit margins as they were repriced at reduced market values.  The Company resolved these operational challenges during the March 2011 quarter, resulting in improved gross profit margins in subsequent quarters.

Also reducing mortgage revenues were charges to earnings totaling $433,000 and $954,000 during the three- and six- months ended March 31, 2012, respectively, and $219,000 and $908,000 during the three- and six-months ended March 31, 2011, respectively for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability.  The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  Reflecting industry-wide trends, the Company experienced an increase in repurchase requests from its investors during the 2011 and 2012 periods.  In response, the Company strengthened its review and appeal procedures to respond to such requests.  The Company’s loans originated for sale are primarily made to its customers within its market areas of metropolitan St. Louis and Kansas City, and Wichita, Kansas and are locally underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by the Company and its investors before the purchases are funded.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 12.5% to $1.3 million for the quarter ended March 31, 2012 compared with $1.1 million for the quarter ended March 31, 2011.  The increase was due to a $30.0 million increase in the average balance of loans held for sale compared with the same 2011 quarter, partially offset by a 50 basis point decrease in the average yield resulting from lower market interest rates.  For the six month periods, interest income on loans held for sale decreased 40.7% to $2.6 million in 2012 compared to $4.4 million during the same period last year.  The decrease was due to a $69.7 million decrease in the average balance combined with a 46 basis point decrease in the average yield.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has retained less of such loans in portfolio.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $41.2 million, or 8.8%, to $428.7 million at March 31, 2012 compared with $470.0 million at September 30, 2011.

Retail Banking Services

Core deposits, which include checking, money market and savings accounts, provide a stable funding source for the Bank’s asset growth and produce valuable fee income.  Growth of relationship-based core deposits continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, best-in-class products and convenient banking locations.  Enhancing its ability to attract depositors, the Bank offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor in several ways.  It participates in the Promontory Interfinancial Network (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”), which enables its customers to receive FDIC insurance on their account balances up to $10 million.  The Bank offers similar arrangements on money market deposit accounts through Promontory and a large international bank.  These accounts are offered directly to the Bank’s customers in its St. Louis market.  It also participates in the FDIC’s Transaction Account Guarantee Program, which provides full FDIC insurance coverage through December 31, 2013 for non-interest-bearing transaction accounts and qualifying NOW accounts, regardless of the dollar amount.

Core deposits decreased $21.3 million, or 3.0%, to $677.0 million at March 31, 2012 from $698.3 million at September 30, 2011, primarily as the result of a $12.7 million decrease in deposits from commercial customers and an $8.2 million decrease in deposits from retail customers.  Commercial money market accounts decreased $9.1 million primarily as the result of the withdrawal of funds previously deposited by a commercial customer on a temporary basis in a prior period.  Retail interest-bearing checking accounts decreased $15.9 million primarily as the result of management’s focus on reducing the rates paid on higher-rate accounts that were determined not to have other relationships with the Bank.  This decrease was partially offset by a $3.5 million increase in non-interest bearing retail checking accounts and a $2.8 million increase in retail money market accounts.  The weighted-average cost of interest-bearing checking accounts and money market accounts was 0.20% and 0.24%, respectively, at March 31, 2012, compared with 0.28% and 0.33%, respectively, at September 30, 2011.

Certificates of deposits increased $9.6 million to $433.8 million at March 31, 2012 from $424.2 million at September 30, 2011.  The increase was primarily the result of a $19.1 million increase in CDARS time deposits received from retail and commercial customers and municipal and other public entities.  This increase was partially offset by the maturity of an $8.4 million certificate of deposit obtained through a national broker, which represented the remaining balance of such deposits.  Management de-emphasized the use of brokered deposits in prior periods because of the Bank’s success in raising deposits in its local market.  Total deposits decreased $11.7 million, or 1.0%, to $1.11 billion at March 31, 2012.

Retail banking fees include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products.  Such fees remained relatively constant at $978,000 and $2.0 million for the three and six months ended March 31, 2012 compared with $944,000 and $2.0 million for the three and six months ended March 31, 2011.

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

	Three Months Ended
	March 31, 2012			March 31, 2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$249,610	$3,481	5.58%	$279,067	$4,002	5.74%
Commercial	614,103	7,641	4.98%	593,776	7,741	5.21%
Home equity lines of credit	163,956	1,494	3.65%	190,221	1,732	3.64%
Consumer	2,412	33	5.55%	3,131	38	4.79%
Total loans receivable	1,030,081	12,649	4.91%	1,066,195	13,513	5.07%
Mortgage loans held for sale	138,654	1,277	3.68%	108,632	1,135	4.18%
Securities and other	50,754	85	0.67%	81,194	170	0.84%
Total interest-earning assets	1,219,489	14,011	4.60%	1,256,021	14,818	4.72%
Non-interest-earning assets	84,438			91,847
Total assets	$1,303,927			$1,347,868

Interest-bearing liabilities:
Interest-bearing checking	$322,069	346	0.43%	$368,100	692	0.75%
Savings	36,618	18	0.21%	30,466	10	0.14%
Money market	179,724	219	0.49%	193,497	360	0.74%
Certificates of deposit	426,763	1,241	1.16%	442,705	1,911	1.73%
Total interest-bearing deposits	965,174	1,824	0.76%	1,034,768	2,973	1.15%
FHLB advances	30,346	227	3.00%	43,598	233	2.14%
Subordinated debentures	19,589	139	2.83%	19,589	126	2.56%
Total interest-bearing liabilities	1,015,109	2,190	0.86%	1,097,955	3,332	1.21%
Non-interest bearing liabilities:
Non-interest bearing deposits	150,662			118,412
Other non-interest bearing liabilities	13,723			12,099
Total non-interest-bearing liabilities	164,385			130,511
Stockholders’ equity	124,433			119,402

Total liabilities and stockholders’ equity	$1,303,927			$1,347,868

Net interest income		$11,821			$11,486

Interest rate spread (2)			3.74%			3.51%

Net interest margin (3)			3.88%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.13%			114.40%

(1)         Includes non-accrual loans with an average balance of $52.8 million and $65.1 million for the three months ended March 31, 2012 and 2011 respectively.

(2)         Yield on interest-earning assets less cost of interest-bearing  liabilities.

(3)         Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2012			March 31, 2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$254,474	$7,149	5.62%	$276,881	$7,983	5.77%
Commercial	610,700	15,572	5.10%	591,163	15,458	5.23%
Home equity lines of credit	167,757	3,083	3.68%	193,931	3,592	3.70%
Consumer	2,663	46	3.42%	3,186	65	4.03%
Total loans receivable	1,035,594	25,850	4.99%	1,065,161	27,098	5.09%
Mortgage loans held for sale	138,676	2,588	3.73%	208,352	4,364	4.19%
Securities and other	46,685	196	0.84%	65,249	480	1.47%
Total interest-earning assets	1,220,955	28,634	4.69%	1,338,762	31,942	4.77%
Non-interest-earning assets	85,870			88,418
Total assets	$1,306,825			$1,427,180

Interest-bearing liabilities:
Interest-bearing checking	$321,926	761	0.47%	$358,830	1,484	0.83%
Passbook savings	36,296	38	0.21%	30,063	22	0.15%
Money market	185,276	468	0.51%	194,867	732	0.75%
Certificates of deposit	420,056	2,702	1.29%	424,658	3,932	1.85%
Total interest-bearing deposits	963,554	3,969	0.82%	1,008,418	6,170	1.22%
FHLB advances	31,590	459	2.91%	134,132	616	0.92%
Subordinated debentures	19,589	271	2.76%	19,589	254	2.58%
Total interest-bearing liabilities	1,014,733	4,699	0.93%	1,162,139	7,040	1.21%
Non-interest bearing liabilities:
Non-interest bearing deposits	153,789			129,998
Other non-interest bearing liabilities	14,602			15,351
Total non-interest-bearing liabilities	168,391			145,349
Stockholders’ equity	123,701			119,692

Total liabilities and stockholders’ equity	$1,306,825			$1,427,180

Net interest income		$23,935			$24,902

Interest rate spread (2)			3.76%			3.56%

Net interest margin (3)			3.92%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.32%			115.20%

(1)         Includes non-accrual loans with an average balance of $53.0 million and $62.7 million for the six months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended			Six Months Ended
	March 31, 2012 vs 2011			March 31, 2012 vs 2011
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(412)	$(109)	$(521)	$(631)	$(203)	$(834)
Commercial	254	(354)	(100)	504	(390)	114
Home equity lines of credit	(243)	5	(238)	(490)	(19)	(509)
Consumer	(10)	5	(5)	(10)	(9)	(19)
Total loans receivable	(411)	(453)	(864)	(627)	(621)	(1,248)
Mortgage loans held for sale	289	(147)	142	(1,338)	(438)	(1,776)
Securities and other	(67)	(18)	(85)	(197)	(87)	(284)
Net change in income on interest earning assets	(189)	(618)	(807)	(2,162)	(1,146)	(3,308)

Interest-bearing liabilities:
Interest-bearing checking	(78)	(268)	(346)	(138)	(585)	(723)
Passbook savings	2	6	8	6	10	16
Money market	(24)	(117)	(141)	(35)	(229)	(264)
Certificates of deposit	(66)	(604)	(670)	(43)	(1,187)	(1,230)
Total interest-bearing deposits	(166)	(983)	(1,149)	(210)	(1,991)	(2,201)
FHLB advances	(84)	78	(6)	(738)	581	(157)
Subordinated debentures	—	13	13	—	17	17
Net change in expense on interest bearing liabilities	(250)	(892)	(1,142)	(948)	(1,393)	(2,341)
Change in net interest income	$61	$274	$335	$(1,214)	$247	$(967)

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2012 was $1.4 million compared with $1.1 million during the same quarter last year.  For the six months ended March 31, 2012, the Company reported net income of $4.4 million compared with $4.2 million during the same period last year.  Net income available to common shares for the quarter ended March 31, 2012 was $851,000, or $0.08 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $550,000, or $0.05 per diluted common share on 11.0 million average diluted shares outstanding, during the same quarter last year.  For the six months ended March 31, 2012, the Company reported net income available to common shares of $3.4 million, or $0.30 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $3.2 million, or $0.29 per diluted share on 11.0 million average diluted common shares outstanding for the same period a year ago.  Reducing net income available to common shares for the three and six months ended March 31, 2012 were dividends and discount accretion on the Company’s preferred stock, issued in January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $518,000, or $0.05 per diluted common share and $1.0 million, or $0.09 per diluted share, respectively, compared with $516,000, or $0.05 per diluted common share, and $1.0 million, or $0.09 per diluted common share, respectively, in the comparable 2011 periods.

Net interest income increased 2.9% to $11.8 million for the quarter ended March 31, 2012 compared with $11.5 million for the same period last year primarily as the result of an increase in the net interest margin.  For the six months ended March 31, 2012, net interest income decreased 3.9% to $23.9 million compared with $24.9 million for the same six-month period last year as the result of a decrease in the average balance of interest-earning assets partially offset by an increase in the net interest margin.  The net interest margin increased to 3.88% and 3.92% for the three and six months ended March 31, 2012, respectively, compared with 3.66% and 3.72%, respectively for comparable periods in 2011, primarily as the result of market-driven declines in the average cost of deposits.  The average balance of interest-earning assets decreased to $1.22 billion for the six months ended March 31, 2012 compared with $1.34 billion for the same period last year, primarily as the result of decreases in the average balances of residential real estate loans, home equity loans and loans held for sale.

Total interest and dividend income decreased 5.4% to $14.0 million for the quarter ended March 31, 2012 compared with $14.8 million for the same quarter last year primarily as the result of a decrease in interest income on loans receivable, partially offset by an increase in interest income on loans held for sale.  For the six months ended March 31, 2012, total interest and dividend income decreased 10.4% to $28.6 million compared with $31.9 million for the same period a year ago primarily as the result of a decrease in interest income on loans receivable and on loans held for sale.

Interest income on loans receivable decreased 6.4% to $12.6 million for the quarter ended March 31, 2012 compared with $13.5 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $1.03 billion during the three months ended March 31, 2012 compared with $1.07 billion during the same period last year. The decrease was due to a $55.7 million decrease in the combined average balances of residential real estate and home equity loans, partially offset by a $20.3 million increase in the average balance of commercial loans.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Service.  The average yield on loans receivable decreased to 4.91% during the three months ended March 31, 2012 compared with 5.07% during the same period last year primarily as the result of decreasing market interest rates.

For the six-month periods, interest income on loans receivable decreased 4.6% to $25.8 million in 2012, compared with $27.1 million in 2011.  The average balance of loans receivable decreased to $1.04 billion for the six months ended March 31, 2012 compared with $1.07 billion for the same period last year.  The average yield on loans receivable decreased to 4.99% during the six months ended March 31, 2012 from 5.09% for the same period a year ago.

Interest income on mortgage loans held for sale increased 12.5% to $1.3 million for the quarter ended March 31, 2012 from $1.1 million for the quarter ended March 31, 2011 as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $138.7 million during the three months ended March 31, 2012 compared with $108.6 million during the same period last year as the result of an increased market demand for the Company’s loan products.  The average yield on mortgage loans held for sale decreased to 3.68% during the three months ended March 31, 2012 compared with 4.18% during the same period last year as the result of declining market interest rates.  See Results of Community Banking Strategy — Retail Mortgage Lending.

For the six month periods, interest income on mortgage loans held for sale decreased 40.7% to $2.6 million for the 2012 period, compared to $4.4 million for the same period last year as the result of decreases in the average balance and average yield.  The average balance of mortgage loans held for sale decreased to $138.7 million during the six months ended March 31, 2012 compared with $208.4 million during the same 2011 period as the result of lower origination activity in the first quarter of fiscal 2012 compared with 2011, and faster delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale decreased from 4.19% during the six months ended March 31, 2011 to 3.73% during the six months ended March 31, 2012 as the result of declining market interest rates.

Total interest expense decreased to $2.2 million and $4.7 million for the three and six months ended March 31, 2012, respectively, compared with $3.3 million and $7.0 million for the comparable 2011 periods, respectively.  The decreases were primarily due to market-driven declines in the average cost of funds and, to a lesser extent, decreases in the average balances of interest-bearing liabilities.  The average cost of funds decreased to 0.86% and 0.93% for the three and six months ended March 31, 2012, respectively, compared with 1.21% for each of the three- and six—month periods ended March 31, 2011.  The average balance for the three- and six-month periods decreased $82.8 million and $147.4 million, respectively.

Interest expense on deposits decreased to $1.8 million and $4.0 million for the three and six months ended March 31, 2012, respectively, compared with $3.0 million and $6.2 million for the comparable 2011 periods, respectively.  The decreases were primarily due to decreases in the average cost of funds to 0.76% and 0.82% for the three and six months ended March 31, 2012 compared with 1.15% and 1.22% for the three and six months ended March 31, 2011, respectively.  The decreased average cost during the three- and six-month periods was primarily the result of lower market interest rates.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank decreased to $227,000 and $459,000 during the three and six months ended March 31, 2012 compared with $233,000 and $616,000 during the three and six months ended March 31, 2011.  The lower interest expense in the 2012 periods was the result of decreases in the average balance partially offset by increases in the average cost.  The average balance decreased to $30.3 million for the three months ended March 31, 2012 compared with $43.6 million for the three months ended March 31, 2011 as proceeds from the decreases in loans receivable and other interest-earning assets were used to repay short-term advances.  Similarly, the average balance decreased to $31.6 million for the six months ended March 31, 2012 compared with $134.1 million for the six months ended March 31, 2011 as proceeds from the decreases in loans receivable, loans held for sale and other interest-earning assets were used to repay short-term advances.  The average cost increased to 3.00% and 2.91%, respectively, for the three and six months ended March 31, 2012 compared with 2.14% and 0.92% for the three and six months ended March 31, 2011 as the result of decreases in the average balance of lower rate overnight borrowings leaving a proportionately higher average balance of higher rate long-term advances.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2012 was $5.5 million and $8.5 million, respectively, compared with $3.5 million and $7.8 million, respectively, for the same periods a year ago.  The increased provision during the 2012 periods was primarily the result of a $2.5 million partial charge-off related to a commercial loan relationship during the three months ended March 31, 2012.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 32.1% to $3.6 million for the quarter ended March 31, 2012 compared with $2.7 million for the same period last year.  For the six-month periods, total non-interest income increased $631,000 to $7.0 million in 2012 compared with $6.3 million in 2011.  The increases were primarily the result of higher mortgage revenues partially offset by decreases in investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Investment brokerage revenues totaled $397,000 and $771,000 for the three and six months ended March 31, 2012 compared with $602,000 and $1.0 million, respectively, for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the 2012 periods compared with the same 2011 periods as a result of weakened market demand for fixed-income investment products in the midst of an uncertain interest rate environment.

Non-Interest Expense

Total non-interest expense decreased $1.3 million to $7.9 million for the quarter ended March 31, 2012 compared with $9.2 million for the same period a year ago.  For the six months ended March 31, 2012, total non-interest expense decreased $1.4 million to $16.1 million compared with $17.5 million for the same six-month period last year.  The decreases were primarily the result of lower FDIC insurance premium expense and net real estate foreclosure expense and losses, and for the three-month period, lower salaries and employee benefits expense.

Salaries and employee benefits expense decreased $299,000 to $3.8 million for the quarter ended March 31, 2012 compared with $4.1 million for the quarter ended March 31, 2011 and remained constant at $7.5 million for each of the six-month periods ended March 31, 2012 and March 31, 2011.  The decrease from the prior quarter was related primarily to reduced staffing levels as management continued to focus on controlling operating expense.

Occupancy, equipment and data processing expense increased $95,000 to $2.3 million for the three months ended March 31, 2012 compared with $2.2 million for the three months ended March 31, 2011 and increased $203,000 to $4.5 million for the six months ended March 31, 2012 compared with $4.3 million for the same period a year ago.  The increases were primarily related to the additions of a full-service banking facility in the St. Louis metropolitan area and loan production offices in the Kansas City metropolitan area and Wichita, Kansas, and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Postage, document delivery and office supplies expense decreased $77,000 to $179,000 for the three months ended March 31, 2012 compared with $256,000 for the three months ended March 31, 2011 and decreased $169,000 to $312,000 for the six months ended March 31, 2012 compared with $481,000 for the same period a year ago.  The decreases were due to management’s efforts to control such costs and to a lesser extent, overall staff reductions that resulted in lower usage of consumable expense items.

FDIC deposit insurance premium expense decreased $413,000 to $441,000 for the three months ended March 31, 2012 compared with $854,000 for the same period in 2011 and decreased $595,000 to $882,000 for the six months ended March 31, 2012 compared with $1.5 million for the six months ended March 31, 2011.  Effective April 1, 2011, the FDIC changed its method of assessing insurance premiums on all financial institutions from a deposit-based method to an asset-based method, resulting in a significant decrease in the Company’s assessment rate and lower expense in the 2012 periods compared with the same periods last year.  The Company expects such expense to continue to approximate the levels experienced during the 2012 periods.

Real estate foreclosure expense and losses, net decreased $338,000 to $388,000 for the three months ended March 31, 2012 compared with $727,000 for the same period in 2011 and was $1.1 million for the six-month period ended March 31, 2012 compared to $1.8 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $162,000 to $565,000, or an effective rate of 29.21%, for the quarter ended March 31, 2012, compared with $402,000, or an effective rate of 27.39%, for the three months ended March 31, 2011.  For the six months ended March 31, 2012, the provision for income taxes increased $173,000 to $1.9 million, or an effective tax rate of 30.34%, compared with $1.7 million, or an effective tax rate of 29.47% for the same six-month period last year.   The Company’s effective tax rates in the 2012 and 2011 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank owned life insurance and tax-exempt interest on loans from taxable income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2012, December 31, 2011 and September 30, 2011 are summarized as follows:

	March 31,	December 31,	September 30,
	2012	2011	2011
Non-accrual loans:
Residential real estate:
First mortgage	$5,216,119	$7,599,124	$5,870,575
Second mortgage	531,735	1,250,632	1,176,790
Home equity lines of credit	1,734,837	2,774,476	4,083,574
Commercial and multi-family real estate	7,866,409	4,989,809	2,374,682
Land acquisition and development	229,386	475,384	229,386
Real estate construction and development	481,507	583,453	853,961
Commercial and industrial	4,387,828	608,897	210,188
Consumer and other	96,513	333,832	240,466
Total non-accrual loans	20,544,334	18,615,607	15,039,622
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	11,585,251	13,140,089	14,910,743
Second mortgage	1,347,604	961,831	1,861,045
Home equity lines of credit	564,875	434,219	1,248,272
Commercial and multi-family real estate	3,509,786	2,565,393	4,358,519
Real estate construction and development	852,880	1,226,131	1,538,470
Commercial and industrial	532,630	442,864	560,212
Consumer and other	81,086	—	—
Total current troubled debt restructurings	18,474,112	18,770,527	24,477,261
Past due under restructured terms:
Residential real estate:
First mortgage	6,987,842	11,979,179	9,372,433
Second mortgage	176,093	757,415	452,293
Home equity lines of credit	576,382	1,194,866	998,978
Commercial and multi-family real estate	2,167,159	2,194,108	2,225,540
Land acquisition and development	104,306	119,836	120,724
Real estate construction and development	23,522	50,812	50,812
Commercial and industrial	151,930	316,661	416,661
Consumer and other	—	—	226,638
Total past due troubled debt restructurings	10,187,234	16,612,877	13,864,079
Total troubled debt restructurings	28,661,346	35,383,404	38,341,340
Total non-performing loans	49,205,680	53,999,011	53,380,962
Real estate acquired in settlement of loans:
Residential real estate	2,827,929	1,526,323	3,037,013
Commercial real estate	14,207,599	14,340,113	15,680,801
Total real estate acquired in settlement of loans	17,035,528	15,866,436	18,717,814
Total non-performing assets	$66,241,208	$69,865,447	$72,098,776

Ratio of non-performing loans to total loans receivable	4.85%	5.21%	5.11%
Ratio of non-performing assets to totals assets	5.03%	5.24%	5.51%
Ratio of allowance for loan losses to non-performing loans	37.10%	47.76%	48.17%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	3.03%	3.40%	2.77%
Ratio of non-performing assets to totals assets	3.63%	3.84%	3.64%
Ratio of allowance for loan losses to non-performing loans	57.59%	72.02%	84.50%

Non-performing assets decreased $3.6 million to $66.2 million at March 31, 2012 compared with $69.9 million at December 31, 2011 as the result of a $6.7 million decrease in troubled debt restructurings partially offset by a $1.9 million increase in non-accrual loans and by a $1.2 million increase in real estate acquired in settlement of loans.  For the six-month period, non-performing assets decreased $5.9 million from $72.1 million at September 30, 2011, as the result of a $9.7 million decrease in troubled debt restructurings and a $1.7 million decrease in real estate acquired in settlement of loans partially offset by a $5.5 million increase in non-accrual loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $20.5 million at March 31, 2012 compared with $18.6 million at December 31, 2011 and $15.0 million at September 30, 2012.

The increase in total non-accrual loans during the three-month period was due to a $6.3 million increase in non-accrual commercial loans partially offset by a $4.1 decrease in non-accrual residential real estate loans.  The increase in non-accrual commercial loans during the three-month period was primarily due to the classification as non-accrual during the quarter of commercial loans to one of the Company’s largest borrowers and related debt totaling $7.2 million that had been included in the Company’s list of internal adversely classified assets in prior quarters.  Such loans were directly or indirectly secured by commercial real estate in the St. Louis metropolitan area.  Because of the borrower’s deteriorating financial condition, the Company recorded a partial charge-off totaling $2.5 million and placed the loans on non-accrual status during the March 2012 quarter.  The decrease in non-accrual residential loans during the three-month period was primarily due to charge offs, and to a lesser extent, a decrease in loans that were 90 days or more past due.

The increase in total non-accrual loans during the six-month period was primarily due to a $9.3 million increase in non-accrual commercial loans partially offset by a $3.6 million decrease in non-accrual residential real estate loans.  The increase in non-accrual commercial loans during the six-month period was due to classification as non-accrual of the $7.2 million relationship discussed above.  In addition, $2.7 million of loans to another commercial borrower were classified as non-accrual during the December 2011 quarter because of the borrower’s distressed financial condition.  Such loans are secured by commercial real estate used in the operation of the borrower’s business in the St. Louis metropolitan area.  The decrease in non-accrual residential loans during the six-month period was primarily due to charge offs, and to a lesser extent, a decrease in loans that were 90 days or more past due.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Restructured residential loans totaled $21.2 million at March 31, 2012 compared with $28.5 million at December 31, 2011 and $28.8 million at September 30, 2011.  Management continued its efforts to proactively modify loan repayment terms with residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize the Bank’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.

During the three and six months ended March 31, 2012, the Company restructured approximately $963,000 and $2.1 million, respectively, of loans to troubled residential borrowers.  Increasing non-performing residential loans during the three and six months ended March 31, 2012 were approximately $2.7 million and $4.6 million of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current periods.  Reducing non-performing residential loans were approximately $5.6 million and $7.1 million of previously restructured residential loans that were returned to performing status during the three and six months ended March 31, 2012, respectively, as the result of the borrowers’ favorable performance history since restructuring.  In addition, the Company charged off $3.0 million and $3.5 million of past due residential restructured loans during the three and six months ended March 31, 2012.  At March 31, 2012, 74% of the total principal balance of restructured loans related to residential borrowers compared with 80% of total restructured loans at December 31, 2011 and 75% of total restructured loans at September 30, 2011.  At March 31, 2012, 64% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 51% at December 31, 2011 and 62% at September 30, 2011.

Restructured commercial loans totaled $7.3 million at March 31, 2012 compared with $6.9 million at December 31, 2011 and $9.3 million at September 30, 2011.  The increase from December 31, 2011 was primarily due to the restructuring of a $954,000 loan secured by commercial real estate during the three months ended March 31, 2012.  The loan had matured and, because the borrower was considered to be troubled, the scheduled renewal rate on the loan was determined to be less than a risk-adjusted market interest rate on a similar credit.  The decrease from September 30, 2011 was primarily due to the sale of a $1.3 million loan secured by commercial real estate that was classified as a troubled debt restructuring at September 30, 2011 and the charge-off of a $445,000 loan secured by commercial real estate that was also classified as a troubled debt restructuring at September 30, 2011.

Real estate acquired in settlement of loans totaled $17.0 million at March 31, 2012 compared with $15.9 million at December 31, 2011 and $18.7 million at September 30, 2011.  The increase during the three-month period was due to the foreclosure on several loans secured by residential real estate properties partially offset by the sale of several residential properties.  The decrease during the six-month period was primarily due to the write-downs to fair value less selling costs of three commercial properties, and to a lesser extent, sales of commercial and residential properties.

Real estate foreclosure losses and expense was $388,000 and $1.1 million for the three and six months ended March 31, 2012, respectively, compared with $727,000 and $1.8 million for the 2011 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Such expense for the six months ended March 31, 2012 included $1.1 million of write-downs related to three commercial real estate properties and $235,000 of write-downs related to several residential properties due to declines in their estimated values since their acquisition in a prior period.  Partially offsetting these expenses was a $324,000 gain on the sale of the remaining lots in a residential real estate development that were acquired through foreclosure in a prior year.  Real estate foreclosure losses and expense for the six months ended March 31, 2011 included a $717,000 write-down of a commercial real estate property and $333,000 of write-downs related to several residential properties due to declines in their estimated values since acquisition in prior periods.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Balance, beginning of period	$25,789,553	$27,275,405	$25,713,622	$26,975,717
Provision charged to expense	5,500,000	3,500,000	8,500,000	7,800,000
Charge-offs, net of recovies:
Residential real estate:
First mortgage	4,344,498	1,492,096	5,041,632	1,657,868
Second mortgage	1,283,432	362,261	1,407,592	664,704
Home equity lines of credit	2,457,462	1,158,325	3,757,457	1,679,205
Total residential real estate charge-offs, net	8,085,392	3,012,682	10,206,681	4,001,777
Commercial:
Commercial & multi-family real estate	2,761,805	14,744	3,550,613	735,933
Land acquisition and development	261,725	795,749	255,293	2,913,101
Real estate construction & development	241,216	49,573	241,035	49,608
Commercial & industrial	1,226,882	216,282	1,221,268	357,494
Total commercial charge-offs, net	4,491,628	1,076,348	5,268,209	4,056,136
Consumer and other	458,152	23,299	484,351	54,728
Total charge-offs, net	13,035,172	4,112,329	15,959,241	8,112,641
Balance, end of period	$18,254,381	$26,663,076	$18,254,381	$26,663,076

Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and six months ended March 31, 2012 was $5.5 million and $8.5 million, respectively, compared with $3.5 million and $7.8 million in the same 2011 periods, respectively.  The increased provision during the 2012 periods was primarily the result of the $2.5 million partial charge-off related to a commercial loan relationship during the three months ended March 31, 2012 that is discussed above.

The increased level of net charge-offs in the March 2012 quarter was primarily the result of a modification to the Company’s loan charge-off policy in conjunction with the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of Currency’s (“OCC”) Call Reports effective March 31, 2012, and to a lesser extent, the $2.5 million commercial loan charge-off discussed above.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  The OCC requires such impairment charges to be recognized through loan charge-offs.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  The Company modified its loan charge-off policy to comply with the OCC’s guidance and, accordingly, recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses during the three months ended March 31, 2012.  Declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the 2012 and 2011 periods.

The ratio of the allowance for loan losses to loans receivable was 1.80% at March 31, 2012 compared with 2.49% at December 31, 2011 and 2.46% at September 30, 2011.  The decrease at March 31, 2012 was primarily due to the increased level of charge-offs recorded during the March 2012 quarter as the result of the modification to the Company’s charge-off policy that is discussed above.  The ratio of the allowance for loan losses to non-performing loans was 37.10% at March 31, 2012 compared with 47.76% at December 31, 2011 and 48.17% at September 30, 2011.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 57.59% at March 31, 2012 compared with 72.02% at December 31, 2011 and 84.50% at September 30, 2011.  Management believes the changes in this coverage ratio are appropriate due to the change in its charge-off policy discussed above.

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

The following table summarizes the unpaid principal balances of impaired loans at March 31, 2012 and September 30, 2011.  Such unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	March 31, 2012				September 30, 2011
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Residential real estate first mortgage	$8,213,002	$4,406,150	$11,170,060	$23,789,212	$14,605,368	$36,780	$15,511,603	$30,153,751
Residential real estate second mortgage	601,832	216,419	1,237,181	2,055,432	1,780,640	—	1,709,488	3,490,128
Home equity lines of credit	461,366	858,232	1,556,496	2,876,094	4,275,455	—	2,055,369	6,330,824
Total residential loans	9,276,200	5,480,801	13,963,737	28,720,738	20,661,463	36,780	19,276,460	39,974,703
Land acquisition and development	293,192	40,500	—	333,692	285,254	—	64,856	350,110
Real estate construction and development	—	390,585	967,324	1,357,909	697,968	—	1,745,275	2,443,243
Commercial and multi-family real estate	143,360	6,712,556	6,687,438	13,543,354	3,638,111	—	5,320,630	8,958,741
Commercial and industrial	—	4,456,824	615,564	5,072,388	719,457	—	467,604	1,187,061
Total commercial loans	436,552	11,600,465	8,270,326	20,307,343	5,340,790	—	7,598,365	12,939,155
Consumer and other	34,950	61,563	81,086	177,599	455,350	—	11,754	467,104
Total	$9,747,702	$17,142,829	$22,315,149	$49,205,680	$26,457,603	$36,780	$26,886,579	$53,380,962

Residential loans that were determined to be impaired and had related specific allowances totaled $9.3 million at March 31, 2012 compared with $20.7 million at September 30, 2011.  The decrease primarily resulted from charge-offs and foreclosures during the six months ended March 31, 2012.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off policy.  Residential loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $14.0 million at March 31, 2012 compared with $19.3 million at September 30, 2011.  The decrease was primarily due to foreclosures and a decrease in the level of past due loans during the period.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no additional impairment losses were probable on these impaired residential loans at March 31, 2012 and September 30, 2011.

Commercial loans that were determined to be impaired and had related specific allowances totaled $437,000 and $5.3 million at March 31, 2012 and at September 30, 2011, respectively.  The decrease was primarily related to charge-offs and the sale of a $1.3 million note secured by a vacant warehouse property during the six months ended March 31, 2012, which was included in impaired loans at September 30, 2011.  Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $8.3 million at March 31, 2012 compared with $7.9 million at September 30, 2011.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, and the ability of the borrowers to repay the principal balance of the loans, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on these impaired loans at March 31, 2012 and September 30, 2011.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $46.1 million at March 31, 2012 from $57.1 million at September 30, 2011.  Federal funds sold and overnight interest-bearing deposit accounts decreased to $31.0 million at March 31, 2012 compared with $40.6 million at September 30, 2011 primarily as the result of a decrease in overnight deposits held at the Federal Reserve Bank of St. Louis that was used to fund the growth in loans held for sale.

Debt securities available for sale decreased to $10.9 million at March 31, 2012 from $14.5 million at September 30, 2011.  Mortgage-backed securities available for sale decreased to $584,000 at March 31, 2012 from $2.8 million at September 30, 2011 and mortgage-backed and related securities held to maturity decreased to $6.4 million at March 31, 2012 from $7.2 million at September 30, 2011.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Stock in the Federal Home Loan Bank of Des Moines increased to $3.9 million at March 31, 2012 from $3.1 million at September 30, 2011 as the result of an increase in borrowings under advances from the Federal Home Loan Bank.  The Bank is generally required to hold stock equal to 5% of its total FHLB borrowings.

Advances from the Federal Home Loan Bank of Des Moines increased to $49.0 million at March 31, 2012 from $29.0 million at September 30, 2011.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased to $2.8 million at March 31, 2012 compared with $4.9 million at September 30, 2011 primarily due to the payment of borrowers’ real estate taxes in December 2011.

Total stockholders’ equity increased to $122.6 million at March 31, 2012 from $120.2 million at September 30, 2011 primarily as the result of net income of $4.4 million, the amortization of equity trust expense of $143,000 and the amortization of stock option and award expense of $540,000 partially offset by the payment of common stock dividends totaling $2.1 million and preferred stock dividends totaling $813,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At March 31, 2012, borrowings from the FHLB totaled $49.0 million, had a weighted-average interest rate of 1.95%, a weighted average maturity of approximately 28 months and represented 4% of total assets.  There were no borrowings from the Federal Reserve Bank or national brokered deposits outstanding at March 31, 2012. At September 30, 2011, the combined balances of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $37.4 million, had a weighted-average interest rate of 3.57%, a weighted average maturity of approximately 41 months and represented 3% of total assets.  The Company held no certificates of deposit acquired through broker relationships at March 31, 2012 compared with $8.4 million at September 30, 2011.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

During July 2010, the Bank agreed to comply with a request from the OTS, who was the Bank’s primary regulator prior to its consolidation into the OCC, not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  Prior to that time, the Company had already begun reducing the level of these types of deposits with funds received from the increased levels of core deposits and retail certificates of deposit.  This restriction has not had a significant impact on the Company’s financial condition, results of operations or liquidity position.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying residential first mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2012, the Bank had approximately $187.8 million in additional borrowing authority under the arrangement with the FHLB in addition to the $49.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At March 31, 2012, the Company had approximately $106.1 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $171.1 million of commercial loans pledged as collateral under this agreement.

At March 31, 2012, the Bank had outstanding commitments to originate loans totaling $133.8 million and commitments to sell loans totaling $257.9 million.  Certificates of deposit totaling $279.3 million, or 25.1% of total deposits, at March 31, 2012 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the Bank’s regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At March 31, 2012 and September 30, 2011, the Company had cash and cash equivalents totaling $125,000 and $119,000, respectively, and a demand loan extended to the Bank totaling $4.1 million and $3.4 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the six months ended March 31, 2012, the origination of mortgage loans held for sale used $687.0 million of cash and the sales of such loans provided cash totaling $640.6 million.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the six months ended March 31, 2012, the Company had a net decrease in loans receivable of $10.6 million compared with an increase of $19.8 million for the six months ended March 31, 2011.  In addition, the Company purchased $19.9 million and $3.0 million in short-term debt securities available for sale and FHLB stock, respectively, during the six months ended March 31, 2012 compared with purchases of $30.2 million and $4.3 million, respectively, in short-term debt securities available for sale and FHLB stock during the six months ended March 31, 2011.  Sources of cash from investing activities also included maturities of debt securities available for sale and proceeds from FHLB stock redemptions totaling $23.3 million and $2.1 million, respectively, during the six months ended March 31, 2012 compared with maturities of debt securities available for sale and proceeds from FHLB stock redemptions of $28.5 million and $11.0 million, respectively, during the six months ended March 31, 2011.

The Company’s primary sources and uses of funds from financing activities during the six months ended March 31, 2012 included a $11.8 million decrease in deposits compared with a $42.7 million increase for the six months ended March 31, 2011, and a $20.0 million increase in advances from the Federal Home Loan Bank during the six months ended March 31, 2012 compared with a $152.0 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at March 31, 2012:

	March 31, 2012
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$85,401	$20,000	$—	$—
Over three months through six months	74,108	—	—	—
Over six months through twelve months	119,789	—	—	—
Over twelve months	154,528	29,000	—	19,589
Total	$433,826	$49,000	$—	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2012 are as follows:

Less than one year	$878,852
Over 1 year through 3 years	1,369,932
Over 3 years through 5 years	1,257,591
Over 5 years	1,328,665
Total	$4,835,040

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at March 31, 2012.

As of March 31, 2012, the most recent notification from the Bank’s primary regulator, Office of the Comptroller of the Currency (“OCC”), categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2012 and September 30, 2011.

					To be Categorized as
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012:
Tangible capital (to total assets)	$134,155	10.22%	$19,684	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	147,422	13.96%	84,507	8.00%	$105,633	10.00%
Tier I risk-based capital (to risk- weighted assets)	134,155	12.70%	N/A	N/A	63,380	6.00%
Tier I leverage capital (to average assets)	134,155	10.22%	52,491	4.00%	65,613	5.00%

As of September 30, 2011:
Tangible capital (to total assets)	$132,729	10.18%	$19,563	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	146,214	13.59%	86,046	8.00%	$107,558	10.00%
Tier I risk-based capital (to risk- weighted assets)	132,729	12.34%	N/A	N/A	64,535	6.00%
Tier I leverage capital (to average assets)	132,729	10.18%	52,169	4.00%	65,211	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

For the three and six months ended March 31, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At March 31, 2012, the Company had issued $133.8 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2011.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2012 and 2011.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2012 and September 30, 2011 were $1.5 million and $1.7 million, respectively.

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

During the quarter ended March 31, 2012, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments were applied prospectively, effective January 1, 2012, and their application did not have a significant effect on the Company’s consolidated financial statements.

Other Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report the components of other comprehensive income in the statement of changes in equity. The ASU was effective for periods beginning January 1, 2012 and required retrospective application. The ASU did not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations. The Company has chosen to present net income and other comprehensive income in a single statement in the accompanying consolidated financial statements. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the Board time to consider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. Until the Board has reached a resolution, entities are required to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

Goodwill.  In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required, on an annual basis, testing goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount (including goodwill). As a result of this amendment, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The ASU was effective for annual and interim goodwill impairment tests performed for periods beginning January 1, 2012. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2012 through January 31, 2012	424	$7.19	—	403,800
February 1, 2012 through February 29, 2012	1,460	$7.58	—	403,800
March 1, 2012 through March 31, 2012	8,611	$7.59	—	403,800
Total	10,495	$7.57	—

(1)          Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)          In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  However, as part of the Company’s participation in the Capital Purchase Program of the U.S. Department of Treasury’s Troubled Asset Relief Program, prior to the earlier of January 16, 2012 or the date on which the preferred stock issued in that transaction has been redeemed in full or the Treasury has transferred its shares to non-affiliates, the Company cannot repurchase any shares of its common stock, without the prior approval of the Treasury.  No shares of common stock were repurchased under this program during the three months ended March 31, 2012.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.*

*  Furnished, not filed.

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

PULASKI FINANCIAL CORP.

Date:	May 14, 2012	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	May 14, 2012	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer