Form 10-Q
period 2012-06-30
PULASKI FINANCIAL CORP
filed 2012-08-13
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2012
Common Stock, par value $.01 per share	11,348,025 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2012

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND SEPTEMBER 30, 2011 (UNAUDITED)

	June 30,	September 30,
	2012	2011
ASSETS
Cash and amounts due from depository institutions	$14,561,691	$16,433,765
Federal funds sold and overnight interest-bearing deposits	58,692,260	40,637,241
Total cash and cash equivalents	73,253,951	57,071,006
Debt securities available for sale, at fair value	19,967,820	14,457,072
Mortgage-backed securities held to maturity, at amortized cost (fair value of $6,333,122 and $7,727,314 at June 30, 2012 and September 30, 2011, respectively)	5,936,502	7,234,139
Mortgage-backed securities available for sale, at fair value	338,746	2,751,871
Capital stock of Federal Home Loan Bank, at cost	3,778,600	3,100,400
Mortgage loans held for sale, at lower of cost or market	148,768,684	100,718,753
Loans receivable (net of allowance for loan losses of $18,000,670 and $25,713,622 at June 30, 2012 and September 30, 2011, respectively)	995,866,298	1,021,272,809
Real estate acquired in settlement of loans (net of allowance for losses of $3,934,675 and $2,515,800 at June 30, 2012 and September 30, 2011, respectively)	16,196,680	18,717,814
Premises and equipment, net	18,338,837	18,458,166
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,610,122	3,852,790
Bank-owned life insurance	31,597,020	30,842,466
Deferred tax assets	10,143,153	12,772,637
Prepaid expenses, accounts receivable and other assets	13,956,189	14,020,189
Total assets	$1,345,691,126	$1,309,208,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,135,228,922	$1,122,524,913
Advances from Federal Home Loan Bank	49,000,000	29,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	3,800,766	4,945,918
Accrued interest payable	703,186	840,186
Other liabilities	13,343,639	12,138,433
Total liabilities	1,221,665,513	1,189,038,450
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 32,538 shares issued at June 30, 2012 and September 30, 2011, $1,000 per share liquidation value, net of discount	31,860,579	31,527,176
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at June 30, 2012 and September 30, 2011	130,687	130,687
Treasury stock-at cost; 2,229,655 and 2,588,340 shares at June 30, 2012 and September 30, 2011, respectively	(15,828,062)	(17,380,790)
Additional paid-in capital from common stock	57,176,645	57,608,062
Accumulated other comprehensive income, net	19,599	310
Retained earnings	50,666,165	48,284,741
Total stockholders’ equity	124,025,613	120,170,186
Total liabilities and stockholders’ equity	$1,345,691,126	$1,309,208,636

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and Dividend Income:
Loans receivable	$12,304,071	$13,402,288	$38,153,979	$40,500,000
Mortgage loans held for sale	1,248,634	557,386	3,836,474	4,921,586
Securities and other	110,377	214,920	307,012	695,073
Total interest and dividend income	13,663,082	14,174,594	42,297,465	46,116,659
Interest Expense:
Deposits	1,653,304	2,743,438	5,622,328	8,913,550
Advances from Federal Home Loan Bank	227,228	226,034	686,534	842,446
Subordinated debentures	135,211	126,600	405,877	379,755
Total interest expense	2,015,743	3,096,072	6,714,739	10,135,751
Net interest income	11,647,339	11,078,522	35,582,726	35,980,908
Provision for loan losses	3,000,000	4,000,000	11,500,000	11,800,000
Net interest income after provision for loan losses	8,647,339	7,078,522	24,082,726	24,180,908
Non-Interest Income:
Mortgage revenues	2,410,499	1,294,794	5,993,779	3,989,499
Retail banking fees	1,001,917	1,075,967	2,981,831	3,046,034
Investment brokerage revenues	349,569	420,939	1,120,497	1,469,395
Bank-owned life insurance	243,902	264,746	754,554	795,376
Other	96,209	17,490	221,585	112,667
Total non-interest income	4,102,096	3,073,936	11,072,246	9,412,971
Non-Interest Expense:
Salaries and employee benefits	3,772,659	3,719,993	11,296,658	11,201,535
Occupancy, equipment and data processing expense	2,330,312	2,281,714	6,840,130	6,588,251
Advertising	168,040	121,104	380,851	358,371
Professional services	844,312	361,029	1,673,525	1,251,576
FDIC deposit insurance premium expense	436,236	474,831	1,317,978	1,951,776
Real estate foreclosure losses and expense, net	649,653	264,765	1,782,926	2,076,453
Other	589,179	662,419	1,571,490	1,967,019
Total non-interest expense	8,790,391	7,885,855	24,863,558	25,394,981
Income before income taxes	3,959,044	2,266,603	10,291,414	8,198,898
Income tax expense	1,212,795	566,349	3,134,082	2,314,602
Net income	$2,746,249	$1,700,254	$7,157,332	$5,884,296
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	116	(1,394)	19,289	(45,548)
Comprehensive income	$2,746,365	$1,698,860	$7,176,621	$5,838,748
Income available to common shares	$2,228,000	$1,183,558	$5,603,754	$4,335,362
Per Common Share Amounts:
Basic earnings per common share	$0.21	$0.11	$0.53	$0.41
Weighted average common shares outstanding - basic	10,709,072	10,558,910	10,657,747	10,532,839
Diluted earnings per common share	$0.20	$0.11	$0.51	$0.39
Weighted average common shares outstanding - diluted	11,121,025	11,009,935	11,087,851	10,989,643

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Preferred			Additional	Accumulated
	Stock,			Paid-In	Other
	Net of	Common	Treasury	Capital From	Comprehensive	Retained
	Discount	Stock	Stock	Common Stock	Income (Loss), Net	Earnings	Total

Balance, September 30, 2011	$31,527,176	$130,687	$(17,380,790)	$57,608,062	$310	$48,284,741	$120,170,186
Comprehensive income:
Net income	—	—	—	—	—	7,157,332	7,157,332
Other comprehensive income	—	—	—	—	19,289	—	19,289
Comprehensive income	—	—	—	—	19,289	7,157,332	7,176,621
Common stock dividends ($0.095 per share)	—	—	—	—	—	(3,222,330)	(3,222,330)
Preferred stock dividends	—	—	—	—	—	(1,220,175)	(1,220,175)
Accretion of discount on preferred stock	333,403	—	—	—	—	(333,403)	—
Stock options excercised	—	—	174,493	115,374	—	—	289,867
Stock option and award expense	—	—	—	830,878	—	—	830,878
Commmon stock purchased under dividend reinvestment plan	—	—	—	(16,247)	—	—	(16,247)
Common stock issued under employee compensation plans, net (197,985 shares)	—	—	390,854	(720,029)	—	—	(329,175)
Issuance of equity trust shares from Treasury, net of forfeitures	—	—	—	190,892	—	—	190,892
Distribution of equity trust shares	—	—	987,381	(987,381)
Amortization of equity trust expense	—	—	—	199,819	—	—	199,819
Tax cost from release of equity shares	—	—	—	(46,009)	—	—	(46,009)
Excess tax benefit from stock-based compensation	—	—	—	1,286	—	—	1,286
Balance, June 30, 2012	$31,860,579	$130,687	$(15,828,062)	$57,176,645	$19,599	$50,666,165	$124,025,613

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$7,157,332	$5,884,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,497,718	1,487,630
Net deferred loan costs	1,553,188	1,430,549
Debt and equity securities premiums and discounts, net	251,925	196,373
Equity trust expense, net	199,819	278,016
Stock option and award expense	830,878	459,981
Provision for loan losses	11,500,000	11,800,000
Provision for losses on real estate acquired in settlement of loans	1,967,019	1,431,200
Gains on sales of real estate acquired in settlement of loans	(351,843)	(51,128)
Originations of mortgage loans held for sale	(1,027,910,931)	(1,094,209,155)
Proceeds from sales of mortgage loans held for sale	985,283,245	1,306,912,169
Gain on sales of mortgage loans held for sale	(5,422,245)	(3,960,169)
Increase in cash value of bank-owned life insurance	(754,554)	(795,376)
Decrease (increase) in deferred tax asset	2,629,484	(159,454)
Excess tax benefit from stock-based compensation	(1,286)	(113,301)
Tax expense for release of equity trust shares	46,009	50,963
Increase in accrued expenses	338,275	134,725
Increase in current income taxes payable	(1,281,743)	(2,566,200)
Changes in other assets and liabilities	2,261,797	102,081
Net adjustments	(27,363,245)	222,428,904
Net cash (used in) provided by operating activities	(20,205,913)	228,313,200

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	32,300,000	40,000,000
Principal payments on mortgage-backed securities	3,674,087	6,627,360
Redemption of Federal Home Loan Bank stock	3,199,100	11,035,100
Sales of real estate acquired in settlement of loans receivable	5,008,910	8,163,515
Purchases of:
Debt securities available for sale	(37,994,887)	(46,723,032)
Federal Home Loan Bank stock	(3,877,300)	(4,361,900)
Premises and equipment	(1,378,389)	(1,671,910)
Net decrease (increase) in loans receivable	8,250,371	(12,164,880)
Net cash provided by investing activities	$9,181,892	$904,253

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2012 AND 2011, CONTINUED (UNAUDITED)

	Nine Months Ended
	June 30,
	2012	2011
Cash Flows From Financing Activities:
Net increase in deposits	$12,704,009	$33,669,510
Proceeds from (repayment of) Federal Home Loan Bank advances, net	20,000,000	(152,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,145,152)	(4,122,360)
Proceeds from stock options excercised	289,867	193,954
Issuance of equity trust shares, net	190,892	349,901
Excess tax benefit from stock based compensation	1,286	113,301
Tax expense for release of equity trust shares	(46,009)	(50,963)
Dividends paid on common stock	(3,222,330)	(3,132,195)
Dividends paid on preferred stock	(1,220,175)	(1,220,175)
Common stock issued under employee compensation plan	75,075	70,047
Common stock purchased under dividend reinvestment plan	(16,247)	(25,152)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(404,250)	(119,689)
Net cash provided by (used in) financing activities	27,206,966	(126,273,821)
Net increase in cash and cash equivalents	16,182,945	102,943,632
Cash and cash equivalents at beginning of period	57,071,006	15,602,804
Cash and cash equivalents at end of period	$73,253,951	$118,546,436

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$5,759,067	$9,017,339
Interest on advances from Federal Home Loan Bank	686,201	842,446
Interest on subordinated debentures	404,144	400,817
Cash paid during the period for interest	6,849,412	10,260,602
Income taxes, net	1,842,887	4,950,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	4,102,952	6,542,492

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2012 and September 30, 2011 and its results of operations for the three- and nine-month periods ended June 30, 2012 and 2011.  The results of operations for the three- and nine-month periods ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.  These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2011 contained in the Company’s 2011 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of June 30, 2012, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                      PREFERRED STOCK

In January 2009, as part of the U.S. Department of the Treasury’s (“Treasury”) Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the preferred stock and the warrant on a pro rata basis based upon the estimated market values of the preferred stock and the warrant.  As a result, $2.2 million of the proceeds were allocated to the warrant, which increased additional paid in capital from common stock.  The amount allocated to the warrant is treated as a discount on the preferred stock and is being accreted using the level yield method over a five-year period through a charge to retained earnings.  Such accretion does not reduce net income, but reduces income available to common shares.  On July 3, 2012, the Treasury completed the auction and sale of its investment in the Company’s preferred stock to private investors.  The Company received no proceeds from such sale.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$2,746,249	$1,700,254	$7,157,332	$5,884,296
Less:
Preferred dividends declared	(406,725)	(406,725)	(1,220,175)	(1,220,175)
Accretion of discount on preferred stock	(111,524)	(109,971)	(333,403)	(328,759)
Income available to common shares	$2,228,000	$1,183,558	$5,603,754	$4,335,362

Weighted average common shares outstanding - basic	10,709,072	10,558,910	10,657,747	10,532,839
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	250,896	307,407	285,789	303,521
Equivalent shares - employee stock options and awards	39,527	34,703	41,891	38,903
Equivalent shares - common stock warrant	121,530	108,915	102,424	114,380
Weighted average common shares outstanding - diluted	11,121,025	11,009,935	11,087,851	10,989,643

Earnings per common share:
Basic	$0.21	$0.11	$0.53	$0.41
Diluted	$0.20	$0.11	$0.51	$0.39

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

Options to purchase common shares totaling 575,586 and 648,678 during the three months ended June 30, 2012 and 2011, respectively, and 611,368 and 664,828 during the nine months ended June 30, 2012 and 2011, respectively, were excluded from the computations of diluted earnings per share because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of such stock during the periods.  There were no warrants determined to be anti-dilutive that were excluded from the respective computations of diluted earnings per share during the three- and nine-month periods ended June 30, 2012 and 2011.

4.                      STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans for the benefit of employees, non-employee directors and consultants of the Company and its affiliates.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At June 30, 2012, the Company had 120,026 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

A summary of the Company’s restricted stock awards as of June 30, 2012 and changes during the nine-month period then ended, is presented below:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2011	115,078	$6.89
Granted	241,227	6.92
Vested	(47,877)	6.02
Forfeited	(758)	6.59
Nonvested at June 30, 2012	307,670	$7.05

A summary of the Company’s stock option program as of June 30, 2012 and changes during the nine-month period then ended, is presented below:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2011	759,684	$10.56
Granted	—	—
Exercised	(49,542)	5.85
Forfeited	(44,242)	10.16
Outstanding at June 30, 2012	665,900	$10.93	$108,228	4.7
Exercisable at June 30, 2012	606,850	$10.92	$104,225	4.6

As of June 30, 2012, the total unrecognized compensation expense related to unvested stock options and restricted stock awards was approximately $104,000 and $1.2 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 0.71 and 2.0 years, respectively.  There were no stock options granted during the nine-month periods ended June 30, 2012 and 2011.

The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards generally vest over a period of three to five years, and the participants will forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  During the nine months ended June 30, 2012, the Company purchased 27,211 shares on behalf of the participants at an average price of $6.67 and distributed 111,948 vested shares to participants with an aggregate market value at the time of distribution of $866,000.  At June 30, 2012, there were 421,726 shares in the plan with an aggregate carrying value of $3.7 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 236,645 shares that were not yet vested.

5.                      INCOME TAXES

Deferred tax assets totaled $10.1 million at June 30, 2012 and $12.8 million at September 30, 2011, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at June 30, 2012 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At June 30, 2012, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2012, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2009 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                      DEBT SECURITIES

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2012 and September 30, 2011 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012:
Debt obligations of government-sponsored entities	$19,970,697	$3,113	$(5,990)	$19,967,820

Weighted average yield at end of period	0.35%

September 30, 2011:
Debt obligations of government-sponsored entities	$14,456,776	$3,245	$(2,949)	$14,457,072

Weighted average yield at end of period	0.47%

As of June 30, 2012 and September 30, 2011, the Company did not have any debt securities available for sale that were in a continuous loss position for twelve months or more.  Debt securities with carrying values totaling approximately $14.0 million at June 30, 2012 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

7.                      MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held to maturity and available for sale at June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Ginnie Mae	$96,232	$13,859	$—	$110,091
Fannie Mae	5,835,044	382,706	—	6,217,750
Total mortgage-backed securities	5,931,276	396,565	—	6,327,841
Collateralized mortgage obligations - Freddie Mac	5,226	55	—	5,281
Total held to maturity	$5,936,502	$396,620	$—	$6,333,122
Weighted average yield at end of period	3.73%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$304,257	$34,489	$—	$338,746
Total available for sale	$304,257	$34,489	$—	$338,746
Weighted average yield at end of period	5.57%

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Held to Maturity:
Mortgage-backed securities:
Freddie Mac	$12	$—	$(1)	$11
Ginnie Mae	122,417	18,738	—	141,155
Fannie Mae	7,104,972	474,378	—	7,579,350
Total	7,227,401	493,116	(1)	7,720,516
Collateralized mortgage obligations - Freddie Mac	6,738	60	—	6,798
Total held to maturity	$7,234,139	$493,176	$(1)	$7,727,314
Weighted average yield at end of period	3.84%

Available for Sale:
Mortgage-backed securities - Ginnie Mae	$339,350	$38,820	$—	$378,170
Collateralized mortgage obligations:
Freddie Mac	21,396	—	(38)	21,358
Ginnie Mae	764,669	—	(11,515)	753,154
Fannie Mae	1,626,250	—	(27,061)	1,599,189
Total	2,412,315	—	(38,614)	2,373,701
Total available for sale	$2,751,665	$38,820	$(38,614)	$2,751,871
Weighted average yield at end of period	4.23%

As of June 30, 2012 and September 30, 2011, the Company did not have any mortgage-backed securities that were in a continuous loss position for 12 months or more.  Mortgage-backed securities with carrying values totaling approximately $6.0 million at June 30, 2012 were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

8.                      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30,	September 30,
	2012	2011
Single-family residential:
First mortgage	$217,584,467	$242,091,310
Second mortgage	43,655,137	51,535,399
Home equity lines of credit	153,114,387	176,324,206
Commercial:
Commercial and multi-family real estate	323,642,674	316,210,346
Land acquisition and development	47,534,977	51,497,056
Real estate construction and development	20,213,815	22,330,981
Commercial and industrial	204,609,640	180,821,164
Consumer and installment	2,484,955	3,116,742
	1,012,840,052	1,043,927,204
Add (less):
Deferred loan costs	3,263,629	3,625,440
Loans in process	(2,236,713)	(566,213)
Allowance for loan losses	(18,000,670)	(25,713,622)
Total	$995,866,298	$1,021,272,809

Weighted average interest rate at end of period	5.04%	5.30%
Ratio of allowance to total outstanding loans	1.78%	2.46%

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

As the result of the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of the Currency’s (“OCC”) Call Reports that became effective March 31, 2012, the Company modified its charge-off policy during the three months ended March 31, 2012 to comply with the OCC’s guidelines.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral dependent loans under certain circumstances.  In general under the Company’s previous policy, a specific reserve could have been recorded in lieu of a charge-off on an impaired collateral dependent loan when management believed that the borrower still had the ability to bring the loan current or could provide additional collateral.  The Company did not charge off loans based solely on a predetermined length of delinquency.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves were generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts failed, all or a portion of the loan was generally charged off, as appropriate.  The OCC generally requires such impairment charges to be recognized through loan charge-offs.  For purposes of determining the allowance for loan losses, all charge-offs and changes in the level of specific reserves were included in the determination of historical loss rates for each pool of loans with similar risk characteristics.  As the result of the modifications to the loan charge-off policy to comply with the OCC’s guidance, the Company recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses or stockholders’ equity during the three months ended March 31, 2012.

During the three months ended June 30, 2012 and 2011, charge-offs of impaired loans totaled $3.4 million and $5.0 million, respectively, including partial charge-offs of $1.9 million and $1.5 million, respectively.  During the nine months ended June 30, 2012 and 2011, charge-offs of impaired loans totaled $19.6 million and $13.2 million, respectively, including partial charge-offs of $9.9 million and $2.1 million, respectively.  At June 30, 2012 and September 30, 2011, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $18.3 million and $317,000, respectively.  For further information, see the discussion of impaired loans below.

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended
	June 30,
	2012	2011
Balance, beginning of period	$25,713,622	$26,975,717
Provision charged to expense	11,500,000	11,800,000
Charge-offs:
Residential real estate first mortgage	6,587,476	3,106,076
Residential real estate second mortgage	1,824,266	1,626,653
Home equity lines of credit	4,090,810	2,094,109
Commercial & multi-family real estate	3,994,142	1,518,067
Land acquisition and development	261,725	4,372,262
Real estate construction & development	298,045	49,900
Commercial & industrial	2,024,789	388,327
Consumer and other	503,287	74,537
Total charge-offs	19,584,540	13,229,931
Recoveries:
Residential real estate first mortgage	41,217	62,950
Residential real estate second mortgage	42,246	34,776
Home equity lines of credit	102,715	55,790
Commercial and multi-family real estate	60,122	3,300
Land acquisition and development	6,431	2,415
Real estate construction & development	10,200	1,232
Commercial & industrial	93,517	36,423
Consumer and other	15,140	6,995
Total recoveries	371,588	203,881
Net charge-offs	19,212,952	13,026,050
Balance, end of period	$18,000,670	$25,749,667

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the nine months ended June 30, 2012 and June 30, 2011, respectively.

	Nine Months Ended June 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged to expense	4,749,588	6,327,567	456,441	(33,596)	11,500,000
Charge offs	(12,502,552)	(6,578,701)	(503,287)	—	(19,584,540)
Recoveries	186,178	170,270	15,140	—	371,588
Balance, end of period	$9,275,660	$8,175,168	$412,575	$137,267	$18,000,670

	Nine Months Ended June 30, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$11,192,096	$15,533,915	$149,578	$100,128	$26,975,717
Provision charged to expense	11,084,585	441,296	240,009	34,110	11,800,000
Charge offs	(6,826,838)	(6,328,556)	(74,537)	—	(13,229,931)
Recoveries	153,516	43,370	6,995	—	203,881
Balance, end of period	$15,603,359	$9,690,025	$322,045	$134,238	$25,749,667

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method at June 30, 2012 and September 30, 2011, respectively.

	June 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance balance at end of period based on:
Loans individually evaluated for impairment	$961,889	$54,685	$—	$—	$1,016,574
Loans collectively evaluated for impairment	8,313,771	8,120,483	412,575	137,267	16,984,096
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,275,660	$8,175,168	$412,575	$137,267	$18,000,670

Recorded investment in loans receivable at end of period:
Total loans receivable	$416,127,221	$595,249,113	$2,490,634		$1,013,866,968
Loans receivable individually evaluated for impairment	26,567,686	21,480,998	284,876		48,333,560
Loans receivable collectively evaluated for impairment	389,559,535	573,768,115	2,205,758		965,533,408
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$6,823,235	$1,761,301	$391,497	$—	$8,976,033
Loans collectively evaluated for impairment	10,019,211	6,494,731	52,784	170,863	16,737,589
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622

Recorded investment in loans receivable at end of period:
Total loans receivable	$472,312,786	$571,549,810	$3,123,835		$1,046,986,431
Loans receivable individually evaluated for impairment	40,123,496	12,956,783	469,468		53,549,747
Loans receivable collectively evaluated for impairment	432,189,290	558,593,027	2,654,367		993,436,684
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance of impaired loans at June 30, 2012 and September 30, 2011 by the impairment method used.

	June 30,	September 30,
	2012	2011
	(In Thousands)
Fair value of collateral method	$33,355	$28,835
Present value of cash flows method	14,802	24,996
Total impaired loans	$48,157	$53,381

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

The following is a summary of impaired loans and other related information as of June 30, 2012 and September 30, 2011 and for each of the quarters ended June 30, 2012 and 2011.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan classes exceeds the unpaid principal balance of such classes at June 30, 2012 and September 30, 2011 as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.  All impaired loans at June 30, 2012 and September 30, 2011 were on non-accrual status.

	At June 30, 2012				At September 30, 2011
		Unpaid Principal Balance				Unpaid Principal Balance
		Loans with	Loans with			Loans with	Loans with
		Partial	No Partial			Partial	No Partial
	Recorded	Charge-offs	Charge-offs	Related	Recorded	Charge-offs	Charge-offs	Related
	Investment	Recorded	Recorded	Allowance	Investment	Recorded	Recorded	Allowance
With no related allowance recorded:
Residential real estate first mortgage	$15,630,153	$5,666,696	$9,874,284	$—	$15,617,508	$36,780	$15,511,603	$—
Residential real estate second mortgage	1,771,790	166,847	1,600,826	—	1,714,029	—	1,709,488	—
Home equity lines of credit	4,158,000	999,697	3,158,303	—	2,055,369	—	2,055,369	—
Land acquisition and development	39,755	39,755	—	—	64,856	—	64,856	—
Real estate construction & development	566,235	64,800	500,833	—	1,745,879	—	1,745,275	—
Commercial & multi-family real estate	15,157,958	6,486,339	8,624,283	—	5,324,044	—	5,320,630	—
Commercial & industrial	5,498,310	4,270,872	1,210,993	—	467,448	—	467,604	—
Consumer and other	284,876	102,123	181,207	—	11,770	—	11,754	—
Total	43,107,077	17,797,129	25,150,729	—	27,000,903	36,780	26,886,579	—

With an allowance recorded:
Residential real estate first mortgage	4,601,232	524,617	4,060,107	939,402	14,673,518	—	14,605,368	3,175,977
Residential real estate second mortgage	350,936	—	349,733	22,140	1,787,617	—	1,780,640	1,133,592
Home equity lines of credit	55,575	—	55,575	347	4,275,455	—	4,275,455	2,513,666
Land acquisition and development	—	—	—	—	285,353	—	285,254	84,754
Real estate construction & development	—	—	—	—	699,392	—	697,968	157,783
Commercial & multi-family real estate	—	—	—	—	3,647,191	—	3,638,111	1,229,855
Commercial & industrial	218,740	—	218,740	54,685	722,620	280,482	438,975	288,909
Consumer and other	—	—	—	—	457,698	—	455,350	391,497
Total	5,226,483	524,617	4,684,155	1,016,574	26,548,844	280,482	26,177,121	8,976,033

Total:
Residential real estate first mortgage	20,231,385	6,191,313	13,934,391	939,402	30,291,026	36,780	30,116,971	3,175,977
Residential real estate second mortgage	2,122,726	166,847	1,950,559	22,140	3,501,646	—	3,490,128	1,133,592
Home equity lines of credit	4,213,575	999,697	3,213,878	347	6,330,824	—	6,330,824	2,513,666
Land acquisition and development	39,755	39,755	—	—	350,209	—	350,110	84,754
Real estate construction & development	566,235	64,800	500,833	—	2,445,271	—	2,443,243	157,783
Commercial & multi-family real estate	15,157,958	6,486,339	8,624,283	—	8,971,235	—	8,958,741	1,229,855
Commercial & industrial	5,717,050	4,270,872	1,429,733	54,685	1,190,068	280,482	906,579	288,909
Consumer and other	284,876	102,123	181,207	—	469,468	—	467,104	391,497
Total	$48,333,560	$18,321,746	$29,834,884	$1,016,574	$53,549,747	$317,262	$53,063,700	$8,976,033

	Three Months Ended
	June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$15,633,142	$14,838	$20,686,200	$9,566
Residential real estate second mortgage	1,614,217	5,096	2,256,389	3,138
Home equity lines of credit	3,286,364	16,562	2,226,980	668
Land acquisition and development	40,128	—	3,945,281	—
Real estate construction & development	962,373	—	2,918,816	—
Commercial & multi-family real estate	14,288,196	15,032	4,844,615	860
Commercial & industrial	5,286,680	4,483	790,942	6,108
Consumer and other	213,763	129	2,648	—
Total		56,140		20,340

With an allowance recorded:
Residential real estate first mortgage	6,427,350	12,187	13,088,348	11,169
Residential real estate second mortgage	477,089	867	1,394,982	131
Home equity lines of credit	258,471	—	2,990,489	—
Land acquisition and development	146,596	—	2,211,483	—
Real estate construction & development	—	—	321,372	—
Commercial & multi-family real estate	72,431	—	5,339,375	—
Commercial & industrial	109,370	—	806,690	—
Consumer and other	17,475	—	455,868	—
Total		13,054		11,300

Total:
Residential real estate first mortgage	22,060,492	27,025	33,774,548	20,735
Residential real estate second mortgage	2,091,306	5,963	3,651,371	3,269
Home equity lines of credit	3,544,835	16,562	5,217,469	668
Land acquisition and development	186,724	—	6,156,764	—
Real estate construction & development	962,373	—	3,240,188	—
Commercial & multi-family real estate	14,360,627	15,032	10,183,990	860
Commercial & industrial	5,396,050	4,483	1,597,632	6,108
Consumer and other	231,238	129	458,516	—
Total		$69,194		$31,640

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at June 30, 2012 and September 30, 2011.  The summary does not include $554,000 and $2.5 million of commercial loans at June 30, 2012 and September 30, 2011, respectively, that had passed their contractual maturity dates and were in the process of renewal unless the borrowers were past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	At June 30, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$2,527,765	$2,350,943	$7,675,423	$12,554,131	$205,817,659	$218,371,790	$—	$20,231,385
Residential real estate second mortgage	256,880	95,585	868,460	1,220,925	42,564,642	43,785,567	—	2,122,726
Home equity lines of credit	1,316,437	738,223	2,493,979	4,548,639	149,421,225	153,969,864	—	4,213,575
Land acquisition and development	—	—	39,755	39,755	47,590,872	47,630,627	—	39,755
Real estate construction & development	172,772	—	184,871	357,643	19,832,290	20,189,933	—	566,235
Commercial & multi-family real estate	347,216	280,000	6,908,852	7,536,068	316,872,359	324,408,427	—	15,157,958
Commercial & industrial	—	24,601	—	24,601	202,995,525	203,020,126	—	5,717,050
Consumer and other	104,749	4,959	83,350	193,058	2,297,576	2,490,634	—	284,876
Total	$4,725,819	$3,494,311	$18,254,690	$26,474,820	$987,392,148	$1,013,866,968	$—	$48,333,560

	At September 30, 2011
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$5,358,948	$2,882,199	$11,264,959	$19,506,106	$223,662,221	$243,168,327	$—	$30,291,026
Residential real estate second mortgage	794,911	155,772	820,556	1,771,238	49,986,363	51,757,601	—	3,501,646
Home equity lines of credit	2,960,623	633,473	3,948,135	7,542,230	169,844,628	177,386,858	—	6,330,824
Land acquisition and development	314,856	—	285,254	600,110	51,042,361	51,642,471	—	350,209
Real estate construction & development	—	—	904,773	904,773	21,387,494	22,292,267	—	2,445,271
Commercial & multi-family real estate	4,367,633	3,469,293	2,374,682	10,211,608	306,146,688	316,358,296	—	8,971,235
Commercial & industrial	280,482	—	271,829	552,311	180,704,465	181,256,776	—	1,090,068
Consumer and other	58,025	74,252	248,949	381,228	2,742,607	3,123,835	—	469,468
Total	$14,135,478	$7,214,989	$20,119,137	$41,469,604	$1,005,516,827	$1,046,986,431	$—	$53,449,747

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve his or her negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize his or her continued performance and are of a severity indicating that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.

The following is a summary of the recorded investment of loan risk ratings by class at June 30, 2012 and September 30, 2011:

	At June 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$190,875,300	$256,632	$23,393,643	$3,846,215	$—
Residential real estate second mortgage	41,178,290	207,264	1,783,325	616,688	—
Home equity lines of credit	148,142,866	235,018	4,687,915	904,065	—
Land acquisition and development	40,214,429	4,553,013	2,863,185	—	—
Real estate construction & development	19,623,698	—	566,235	—	—
Commercial & multi-family real estate	296,266,183	1,522,040	23,728,432	2,891,772	—
Commercial & industrial	189,094,392	609,924	13,315,810	—	—
Consumer and other	2,116,482	—	93,811	280,341	—
Total	927,511,640	7,383,891	70,432,356	8,539,081	—
Less related specific allowance	—	—	(921,583)	(94,991)	—
Total net of allowance	$927,511,640	$7,383,891	$69,510,773	$8,444,090	$—

	At September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$203,690,460	$2,390,396	$36,571,024	$516,447	$—
Residential real estate second mortgage	47,604,902	101,212	3,932,222	119,265	—
Home equity lines of credit	169,988,030	99,267	6,000,449	1,299,112	—
Land acquisition and development	48,284,733	—	3,357,738	—	—
Real estate construction & development	19,717,698	—	2,574,569	—	—
Commercial & multi-family real estate	264,896,753	12,549,086	38,707,248	205,209	—
Commercial & industrial	162,411,843	10,499,378	8,044,643	300,912	—
Consumer and other	2,654,369	—	290,168	179,298	—
Total	919,248,788	25,639,339	99,478,061	2,620,243	—
Less related specific allowance	—	—	(7,565,115)	(1,410,918)
Total net of allowance	$919,248,788	$25,639,339	$91,912,946	$1,209,325	$—

Troubled Debt Restructurings

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  A restructured loan is returned to performing status, and interest income is accrued at the reduced rate, once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.

Accruing loans that were restructured within the three and nine months ended June 30, 2012 and 2011 and restructured loans that defaulted during the three and nine months ended June 30, 2012 and 2011 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

	Total Restructured During The		Defaulted During The
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Residential mortgage loans	$2,451,174	$2,825,497	$2,367,077	$1,093,955
Commercial loans	3,789,526	3,280,729	592,312	—
Consumer loans	—	—	—	—
Total	$6,240,700	$6,106,226	$2,959,389	$1,093,955

	Total Restructured During The		Defaulted During The
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Residential mortgage loans	$4,588,187	$10,791,358	$11,635,359	$8,216,048
Commercial loans	5,106,206	5,594,669	1,508,009	268,297
Consumer loans	—	—	307,723	—
Total	$9,694,393	$16,386,027	$13,451,091	$8,484,345

The amount of additional funds (undisbursed) committed to borrowers who were included in troubled debt restructured status at June 30, 2012 and September 30, 2011 was $5,000 and $134,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $2.9 million for the nine months ended June 30, 2012.  The actual amount of interest income recognized under the restructured terms totaled $1.6 million for the nine months ended June 30, 2012.  Provisions for losses related to restructured loans totaled $981,000 and $2.6 million during the three and nine months ended June 30, 2012, respectively, compared with $1.5 million and $3.6 million during the same periods last year, respectively.

Included in impaired loans at June 30, 2012 and September 30, 2011 were $27.3 million and $38.3 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’

financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans, or the scheduled renewal rates of the loans at maturity were determined to be less than risk-adjusted market interests rate on similar credits.  At June 30, 2012, $19.2 million, or 70.2%, of these loans were performing as agreed under the modified terms of the loans compared with $24.5 million, or 63.8%, at September 30, 2011.  Excluded from non-performing assets at June 30, 2012 and September 30, 2011 were $20.2 million and $12.1 million, respectively, of loans that were modified in troubled debt restructurings but were no longer classified as non-performing because of the borrowers’ favorable performance histories.  Specific reserves related to troubled debt restructurings at June 30, 2012 and September 30, 2011 were $1.0 million and $4.2 million, respectively.

9.                      DEPOSITS

Deposits at June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$178,865,383	—	$150,430,677	—
Interest-bearing checking	287,650,367	0.16%	328,274,827	0.28%
Savings accounts	37,160,150	0.14%	35,713,661	0.14%
Money market	192,204,771	0.22%	183,873,574	0.33%
Total transaction accounts	695,880,671	0.14%	698,292,739	0.22%

Certificates of deposit:
Retail	354,563,404	1.23%	344,769,781	1.61%
CDARS	84,784,847	0.34%	71,026,404	0.42%
Brokered	—	—	8,435,989	5.23%
Total certificates of deposit	439,348,251	1.06%	424,232,174	1.48%

Total deposits	$1,135,228,922	0.49%	$1,122,524,913	0.70%

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  During the nine months ended June 30, 2012 and 2011, charge-offs to the allowance for loan losses at the time of foreclosure totaled $2.2 million and $3.4 million, respectively, which represented 36% and 35% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

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

Intangible Assets are reviewed when circumstances or other events indicate that impairment may have occurred.  Goodwill is reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  Because of the decline in the market value of the Company’s common stock during the nine months ended June 30, 2012, the Company reviewed goodwill for impairment as of June 30, 2012 in addition to its annual review at September 30, 2011.  No impairment losses were recognized during the year ended September 30, 2011 or the nine months ended June 30, 2012.

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2012 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$19,968	$—	$19,968	$—
Mortgage-backed securities available for sale	339	—	339	—
Interest-rate swap	1,443	—	1,443	—
Total assets	$21,750	$—	$21,750	$—
Liabilities:
Interest-rate swap	$1,443	$—	$1,443	$—
Total liabilities	$1,443	$—	$1,443	$—

	Carrying Value at September 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt securities available for sale	$14,457	$—	$14,457	$—
Mortgage-backed securities available for sale	2,752	—	2,752	—
Interest-rate swap	1,676	—	1,676	—
Total assets	$18,885	$—	$18,885	$—
Liabilities:
Interest-rate swap	$1,676	$—	$1,676	$—
Total liabilities	$1,676	$—	$1,676	$—

Assets that were recorded at fair value on a non-recurring basis at June 30, 2012 and September 30, 2011 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at June 30, 2012				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	4,192	—	326	3,866	2,873
Real estate acquired in settlement of loans	16,197	—	—	16,197	4,354
Total assets	$20,389	$—	$326	$20,063	$7,227

					Total Losses/(Gains)
					Recognized in
	Carrying Value at September 30, 2011				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	17,481	—	3,643	13,838	(111)
Real estate acquired in settlement of loans	18,718	—	—	18,718	5,344
Total assets	$36,199	$—	$3,643	$32,556	$5,831

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2012 and September 30, 2011 are summarized as follows:

	Level in	June 30, 2012		September 30, 2011
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In Thousands)
ASSETS:
Cash and cash equivalents	Level 1	$73,254	$73,254	$57,071	$57,071
Debt securities - AFS	Level 2	19,968	19,968	14,457	14,457
Capital stock of FHLB	Level 2	3,779	3,779	3,100	3,100
Mortgage-backed securities - HTM	Level 2	5,937	6,333	7,234	7,727
Mortgage-backed securities - AFS	Level 2	339	339	2,752	2,752
Mortgage loans held for sale	Level 1	148,769	152,936	100,719	103,286
Loans receivable	Level 3	995,866	1,051,322	1,021,273	1,075,459
Accrued interest receivable	Level 2	3,610	3,610	3,853	3,853
Interest-rate swap assets	Level 2	1,443	1,443	1,676	1,676

LIABILITIES:
Deposit transaction accounts	Level 2	695,881	695,881	698,293	698,293
Certificate of deposits	Level 2	439,348	442,238	424,232	428,088
Advances from the FHLB	Level 2	49,000	51,841	29,000	31,216
Subordinated debentures	Level 2	19,589	19,582	19,589	19,583
Accrued interest payable	Level 2	703	703	840	840
Interest-rate swap liabilities	Level 2	1,443	1,443	1,676	1,676

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $299 million and $266 million at June 30, 2012 and September 30, 2011, respectively.  Because the Company does not retain the servicing rights to the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the nine months ended June 30, 2012 and 2011:

	2012	2011
Received during period	$12,122,000	$11,412,000
Resolved during period	8,228,000	9,064,000
Unresolved at end of period	12,549,000	9,364,000

The following is a summary of the changes in the liability for loans sold during the nine months ended June 30, 2012 and 2011:

	2012	2011
Balance at beginning of period	$1,257,146	$470,983
Provisions charged to expense	1,357,180	1,344,360
Amounts paid to resolve demands	(287,010)	(657,007)
Balance at end of period	$2,327,316	$1,157,906

The liability for loans sold of $2.3 million at June 30, 2012 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at June 30, 2012 and September 30, 2011.

	June 30,	September 30,
	2012	2011
	(In Thousands)
Commitments to originate residential first and second mortgage loans	$116,346	$70,545
Commitments to originate commercial mortgage loans	17,407	21,744
Commitments to originate non-mortgage loans	13,427	19,436
Unused lines of credit	206,743	194,886

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

The fair values of these contracts recorded in the consolidated balance sheets are summarized as follows:

	June 30,	September 30,
	2012	2011
Fair value recorded in other assets	$1,443,000	$1,676,000
Fair value recorded in other liabilities	1,443,000	1,676,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)

Gross losses (gains) on derivative financial assets	$65,000	$(192,000)	$233,000	$383,000
Gross (gains) losses on derivative financial liabilities	(65,000)	192,000	(233,000)	(383,000)
Net loss (gain)	$—	$—	$—	$—

15.               GOODWILL

Goodwill totaled $3.9 million at June 30, 2012 and September 30, 2011.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment.  The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under the two-step impairment test, impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No impairment losses were recognized during the year ended September 30, 2011 or the nine months ended June 30, 2012.

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

GENERAL

Pulaski Financial Corp., operating in its ninetieth year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.35 billion in assets at June 30, 2012.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and eight loan production offices in the St. Louis and Kansas City metropolitan areas, Joplin, Missouri and Wichita, Kansas.

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

Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending and owner-occupied commercial real estate lending.  Commercial loan originations totaled $144.6 million and $368.1 million during the three and nine months ended June 30, 2012 compared with $121.1 million and $307.3 million during the same periods last year, respectively.  The commercial loan portfolio increased $25.1 million, or 4.4%, during the nine-month period to $596.0 million at June 30, 2012 compared with $570.9 million at September 30, 2011.  Commercial and multi-family real estate loans increased $7.4 million to $323.6 million at June 30, 2012 compared with $316.2 million at September 30, 2011.  Commercial and industrial loans increased $23.8 million to $204.6 million at June 30, 2012 compared with $180.8 million at September 30, 2011.  Partially offsetting these increases were decreases in real estate construction and development loans and land acquisition and development loans.  Real estate construction and development loans decreased $2.1 million to $20.2 million at June 30, 2012 compared with $22.3 million at September 30, 2011, primarily as the result of $7.7 million of such loans converting to permanent financing, resulting in a similar increase in commercial and multi-family real estate loans.  Land acquisition and development loans decreased $4.0 million to $47.5 million at June 30, 2012 compared with $51.5 million at September 30, 2011.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $231.9 million, or 20.4% of total deposits, at June 30, 2012 compared with $210.8 million, or 18.8% of total deposits, at September 30, 2011.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas, Joplin, Missouri and Wichita, Kansas.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for financial strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a “best efforts,” servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are delivered to such investors.

The following is a summary of residential mortgage loans originated for sale during each of the quarterly periods in the three quarters ended June 30, 2012 and 2011.

	2012			2011
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$242,343	$140,396	$382,739	$433,895	$195,559	$629,454
Second quarter	193,585	110,638	304,223	120,893	87,705	208,598
Third quarter	155,176	185,772	340,948	70,102	186,055	256,157
Total	$591,104	$436,806	$1,027,910	$624,890	$469,319	$1,094,209

Driven by the low level of market interest rates that existed during the nine months ended June 30, 2012, the Company saw strong demand for mortgage refinancings.  However, this level of demand was down from the near historically high levels experienced during the first quarter of fiscal 2011.  Loans originated to refinance existing mortgages totaled $155.2 million, or 44% of total loans originated for sale, for the quarter ended June 30, 2012 compared with $70.1 million, or 27% of total loans originated for sale, for the same quarter last year.  For the nine month periods, mortgage loan refinancing activity totaled $591.1 million, or 58% of total loans originated for sale, in 2012 compared with $624.9 million, or 56% of total loans originated for sale, in 2011.  In addition, although the market demand for loans to finance the purchase of homes remained soft as the result of the distressed economic climate and low level of home sale activity, the Company was able to capture a large part of such purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the purchase of homes totaled $185.8 million for the quarter ended June 30, 2012 compared with $186.1 million for the same period last year.  For the nine month periods, loans originated to finance the purchase of homes totaled $436.8 million in 2012 compared with $469.3 million for the same period last year.  Loans originated during the nine months ended June 30, 2012 exceeded loans sold resulting in a $48.0 million, or 47.7%, increase in mortgage loans held for sale to $148.8 million at June 30, 2012 from $100.7 million at September 30, 2011.

The following is a summary of residential loans sold to investors and the related mortgage revenues during each of the quarterly periods in the three quarters ended June 30, 2012 and 2011.

	2012			2011
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$329,875	$1,686	0.51%	$614,894	$1,847	0.30%
Second quarter	310,772	1,897	0.61%	431,618	848	0.20%
Third quarter	344,636	2,410	0.70%	260,400	1,295	0.50%
Total	$985,283	$5,993	0.61%	$1,306,912	$3,990	0.31%

The net profit margins during the 2012 periods benefitted from improved selling prices negotiated with the Company’s loan investors and lower direct origination costs as the result of management’s focus on reducing such costs.  The net profit margins on loans sold during the first and second quarters of fiscal 2011 were abnormally low and were primarily the result of operational processing challenges the Company experienced related to the high mortgage loan refinancing volumes in those periods and tightening investor documentation and underwriting requirements.  Such challenges resulted in extended processing times and the inability to deliver a number of loans held for sale to investors within the original interest rate lock commitment periods.  As a result, such loans were delivered to investors at significantly reduced gross profit margins as they were repriced at reduced market values.  The Company resolved these operational challenges during the second quarter of fiscal 2011, resulting in improved gross profit margins in subsequent quarters.

Also reducing mortgage revenues were charges to earnings totaling $403,000 and $1.4 million during the three- and nine- months ended June 30, 2012, respectively, and $436,000 and $1.3 million during the three- and nine-months ended June 30, 2011, respectively for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability.  The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  Reflecting industry-wide trends, the Company experienced an increase in repurchase requests from its investors during the 2011 and 2012 periods.  In response, the Company strengthened its review and appeal procedures to respond to such requests.  The Company’s loans originated for sale are primarily made to its customers within its market areas of metropolitan St. Louis and Kansas City, Joplin, Missouri and Wichita, Kansas and are locally underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by the Company and its investors before the purchases are funded.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to the Company’s loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 124.0% to $1.2 million for the quarter ended June 30, 2012 compared with $557,000 for the quarter ended June 30, 2011.  The increase was due to an $85.7 million increase in the average balance of loans held for sale compared with the same 2011 quarter, partially offset by a 74 basis point decrease in the average yield resulting from lower market interest rates.  For the nine month periods, interest income on loans held for sale decreased 22.0% to $3.8 million in 2012 compared to $4.9 million during the same period last year.  The decrease was due to a $17.9 million decrease in the average balance combined with a 50 basis point decrease in the average yield.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has retained fewer of such loans in portfolio.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $55.6 million, or 11.8%, to $414.4 million at June 30, 2012 compared with $470.0 million at September 30, 2011.

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

Core deposits decreased $2.4 million, or 0.3%, to $695.9 million at June 30, 2012 from $698.3 million at September 30, 2011, primarily as the result of a $18.8 million decrease in deposits from retail customers partially offset by an $8.1 million increase in deposits from commercial customers and a $4.1 million increase in deposits from municipal and public funds.  The decrease in core deposits from retail customers was largely due to a shift in such deposits into certificates of deposit that were paying higher interest rates, and also the result of management’s focus on reducing the rates paid on higher-rate accounts that were determined not to have other relationships with the Bank.  The increases in core deposits from commercial customers and municipal and public funds were the result of an increase in new customer relationships as well as an increase in balances held by existing customers.  The weighted-average cost of interest-bearing checking accounts and money market accounts was 0.16% and 0.22%, respectively, at June 30, 2012, compared with 0.28% and 0.33%, respectively, at September 30, 2011.

Certificates of deposits increased $15.1 million to $439.3 million at June 30, 2012 from $424.2 million at September 30, 2011.  The increase was primarily the result of a $14.5 million increase in time deposits received from retail customers, as the result of a shift from lower rate core deposits, and a $9.9 million increase in time deposits received from municipal and public entities, as the result of new deposits received.  These increases were partially offset by the maturity of an $8.4 million certificate of deposit obtained through a national broker, which represented the remaining balance of such deposits.  Management de-emphasized the use of brokered deposits in prior periods because of the Bank’s success in raising deposits in its local market.  Total deposits increased $12.7 million, or 1.1%, to $1.14 billion at June 30, 2012.

Retail banking fees include fees charged to customers who have overdrawn their checking accounts and service charges on other retail banking products.  Such fees remained relatively constant at $1.0 million and $3.0 million for the three and nine months ended June 30, 2012 compared with $1.1 million and $3.0 million for the three and nine months ended June 30, 2011.

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

	Three Months Ended
	June 30, 2012			June 30, 2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$238,140	$3,399	5.71%	$276,681	$3,963	5.73%
Commercial	617,439	7,477	4.84%	597,083	7,736	5.18%
Home equity lines of credit	156,799	1,413	3.61%	185,367	1,697	3.66%
Consumer	2,066	15	2.92%	2,690	6	0.97%
Total loans receivable	1,014,444	12,304	4.85%	1,061,821	13,402	5.05%
Mortgage loans held for sale	136,226	1,249	3.67%	50,525	557	4.41%
Securities and other	63,219	110	0.70%	140,556	216	0.61%
Total interest-earning assets	1,213,889	13,663	4.50%	1,252,902	14,175	4.53%
Non-interest-earning assets	93,495			89,563
Total assets	$1,307,384			$1,342,465

Interest-bearing liabilities:
Interest-bearing checking	$297,294	226	0.30%	$358,989	615	0.69%
Savings	36,951	21	0.22%	33,296	18	0.22%
Money market	178,905	197	0.44%	198,269	325	0.66%
Certificates of deposit	441,047	1,209	1.10%	447,295	1,785	1.60%
Total interest-bearing deposits	954,197	1,653	0.69%	1,037,849	2,743	1.06%
FHLB advances	30,538	228	2.98%	29,000	226	3.12%
Subordinated debentures	19,589	135	2.76%	19,589	127	2.59%
Total interest-bearing liabilities	1,004,324	2,016	0.80%	1,086,438	3,096	1.14%
Non-interest bearing liabilities:
Non-interest bearing deposits	162,510			124,229
Other non-interest bearing liabilities	14,552			12,310
Total non-interest-bearing liabilities	177,062			136,539
Stockholders’ equity	125,998			119,488

Total liabilities and stockholders’ equity	$1,307,384			$1,342,465

Net interest income		$11,647			$11,079

Interest rate spread (2)			3.70%			3.39%

Net interest margin (3)			3.84%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.87%			115.32%

(1)	Includes non-accrual loans with an average balance of $48.9 million and $65.4 million for the three months ended June 30, 2012 and 2011 respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2012			June 30, 2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$249,049	$10,548	5.65%	$276,815	$11,947	5.75%
Commercial	612,938	23,049	5.01%	593,136	23,194	5.21%
Home equity lines of credit	164,117	4,496	3.65%	191,076	5,289	3.69%
Consumer	2,466	61	3.28%	3,021	70	3.12%
Total loans receivable	1,028,570	38,154	4.95%	1,064,048	40,500	5.07%
Mortgage loans held for sale	137,862	3,836	3.71%	155,743	4,922	4.21%
Securities and other	52,176	307	0.79%	90,351	695	1.03%
Total interest-earning assets	1,218,608	42,297	4.63%	1,310,142	46,117	4.69%
Non-interest-earning assets	88,403			88,799
Total assets	$1,307,011			$1,398,941

Interest-bearing liabilities:
Interest-bearing checking	$313,745	987	0.42%	$358,883	2,099	0.78%
Passbook savings	36,514	59	0.21%	31,140	41	0.18%
Money market	183,160	665	0.48%	196,001	1,057	0.72%
Certificates of deposit	427,027	3,911	1.22%	432,204	5,717	1.76%
Total interest-bearing deposits	960,446	5,622	0.78%	1,018,228	8,914	1.17%
FHLB advances	31,241	686	2.93%	99,088	842	1.13%
Subordinated debentures	19,589	406	2.76%	19,589	380	2.58%
Total interest-bearing liabilities	1,011,276	6,714	0.89%	1,136,905	10,136	1.19%
Non-interest bearing liabilities:
Non-interest bearing deposits	156,685			128,075
Other non-interest bearing liabilities	14,586			14,337
Total non-interest-bearing liabilities	171,271			142,412
Stockholders’ equity	124,464			119,624

Total liabilities and stockholders’ equity	$1,307,011			$1,398,941

Net interest income		$35,583			$35,981

Interest rate spread (2)			3.74%			3.50%

Net interest margin (3)			3.89%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.50%			115.24%

(1)	Includes non-accrual loans with an average balance of $51.8 million and $63.3 million for the nine months ended June 30, 2012 and 2011, respectively.
(2)	Yield on interest-earning assets less cost of interest-bearing liabilities.
(3)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	June 30, 2012 vs 2011			June 30, 2012 vs 2011
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Real estate	$(550)	$(14)	$(564)	$(1,191)	$(208)	$(1,399)
Commercial	259	(518)	(259)	761	(906)	(145)
Home equity lines of credit	(261)	(23)	(284)	(736)	(57)	(793)
Consumer	(2)	11	9	(14)	5	(9)
Total loans receivable	(554)	(544)	(1,098)	(1,180)	(1,166)	(2,346)
Mortgage loans held for sale	799	(107)	692	(534)	(552)	(1,086)
Securities and other	(98)	(8)	(106)	(293)	(95)	(388)
Net change in income on interest earning assets	147	(659)	(512)	(2,007)	(1,813)	(3,820)

Interest-bearing liabilities:
Interest-bearing checking	(90)	(299)	(389)	(238)	(874)	(1,112)
Passbook savings	3	—	3	9	9	18
Money market	(29)	(99)	(128)	(64)	(328)	(392)
Certificates of deposit	(25)	(551)	(576)	(68)	(1,738)	(1,806)
Total interest-bearing deposits	(141)	(949)	(1,090)	(361)	(2,931)	(3,292)
FHLB advances	12	(10)	2	(851)	695	(156)
Subordinated debentures	—	8	8	—	26	26
Net change in expense on interest bearing liabilities	(129)	(951)	(1,080)	(1,212)	(2,210)	(3,422)

Change in net interest income	$276	$292	$568	$(795)	$397	$(398)

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2012 was $2.7 million compared with $1.7 million during the same quarter last year.  For the nine months ended June 30, 2012, the Company reported net income of $7.2 million compared with $5.9 million during the same period last year.  Net income available to common shares for the quarter ended June 30, 2012 was $2.2 million, or $0.20 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $1.2 million, or $0.11 per diluted common share on 11.0 million average diluted shares outstanding, during the same quarter last year.  For the nine months ended June 30, 2012, the Company reported net income available to common shares of $5.6 million, or $0.51 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $4.3 million, or $0.39 per diluted share on 11.0 million average diluted common shares outstanding for the same period a year ago.  Reducing net income available to common shares for the three and nine months ended June 30, 2012 were dividends and discount accretion on the Company’s preferred stock, issued in January 2009 as part of the U.S. Treasury’s TARP Capital Purchase Plan, totaling $518,000, or $0.05 per diluted common share and $1.6 million, or $0.14 per diluted share, respectively, compared with $517,000, or $0.05 per diluted common share, and $1.5 million, or $0.14 per diluted common share, respectively, in the comparable 2011 periods.

Net interest income increased 5.1% to $11.6 million for the quarter ended June 30, 2012 compared with $11.1 million for the same period last year as the result of an increase in the net interest margin combined with an increase in the average balance of net interest-earning assets.  For the nine months ended June 30, 2012, net interest income decreased 1.1% to $35.6 million compared with $36.0 million for the same nine-month period last year as the result of a decrease in the average balance of interest-earning assets partially offset by an increase in the net interest margin.  The net interest margin increased to 3.84% and 3.89% for the three and nine months ended June 30, 2012, respectively, compared with 3.54% and 3.66%, respectively, for comparable periods in 2011, primarily as the result of market-driven declines in the average cost of deposits.  The average balance of interest-earning assets decreased to $1.21 billion for the three months ended June 30, 2012 compared with $1.25 billion for the same period last year, primarily as the result of decreases in the average balances of residential real estate loans, home equity loans and other interest-earning assets partially offset by increases in the average balance of loans held for sale and commercial loans.  For the nine month periods, the average balance of interest-earning assets decreased to $1.22 billion in 2012 compared with $1.31 billion in 2011, primarily as the result of decreases in the average balances of residential real estate loans, home equity loans, loans held for sale and other interest-earning assets.

Total interest and dividend income decreased 3.6% to $13.7 million for the quarter ended June 30, 2012 compared with $14.2 million for the same quarter last year primarily as the result of a decrease in interest income on loans receivable, partially offset by an increase in interest income on loans held for sale.  For the nine months ended June 30, 2012, total interest and dividend income decreased 8.3% to $42.3 million compared with $46.1 million for the same period a year ago primarily as the result of decreases in interest income on loans receivable and on loans held for sale.

Interest income on loans receivable decreased 8.2% to $12.3 million for the quarter ended June 30, 2012 compared with $13.4 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $1.01 billion during the three months ended June 30, 2012 compared with $1.06 billion during the same period last year. The decrease was due to a $67.1 million decrease in the combined average balances of residential real estate and home equity loans, partially offset by a $20.4 million increase in the average balance of commercial loans.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Service.  The average yield on loans receivable decreased to 4.85% during the three months ended June 30, 2012 compared with 5.05% during the same period last year primarily as the result of decreasing market interest rates.

For the nine-month periods, interest income on loans receivable decreased 5.8% to $38.2 million in 2012, compared with $40.5 million in 2011.  The average balance of loans receivable decreased to $1.03 billion for the nine months ended June 30, 2012 compared with $1.06 billion for the same period last year.  The average yield on loans receivable decreased to 4.95% during the nine months ended June 30, 2012 from 5.07% for the same period a year ago.

Interest income on mortgage loans held for sale increased 124.0% to $1.2 million for the quarter ended June 30, 2012 from $557,000 for the quarter ended June 30, 2011 as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $136.2 million during the three months ended June 30, 2012 compared with $50.5 million during the same period last year as the result of an increased market demand for the Company’s loan products.  The average yield on mortgage loans held for sale decreased to 3.67% during the three months ended June 30, 2012 compared with 4.41% during the same period last year as the result of declining market interest rates.  See Results of Community Banking Strategy — Retail Mortgage Lending.

For the nine month periods, interest income on mortgage loans held for sale decreased 22.0% to $3.8 million for the 2012 period, compared to $4.9 million for the same period last year as the result of decreases in the average balance and average yield.  The average balance of mortgage loans held for sale decreased to $137.9 million during the nine months ended June 30, 2012 compared with $155.7 million during the same 2011 period as the result of lower origination activity in the first quarter of fiscal 2012 compared with 2011, and faster delivery times to the Company’s loan investors.  The average yield on mortgage loans held for sale decreased from 4.21% during the nine months ended June 30, 2011 to 3.71% during the nine months ended June 30, 2012 as the result of declining market interest rates.

Total interest expense decreased to $2.0 million and $6.7 million for the three and nine months ended June 30, 2012, respectively, compared with $3.1 million and $10.1 million for the comparable 2011 periods, respectively.  The decreases were primarily due to market-driven declines in the average cost of funds and, to a lesser extent, decreases in the average balances of interest-bearing liabilities.  The average cost of funds decreased to 0.80% and 0.89% for the three and nine months ended June 30, 2012, respectively, compared with 1.14% and 1.19% for the three- and nine—month periods ended June 30, 2011.  The average balance for the three- and nine-month periods decreased $82.1 million and $125.6 million, respectively.

Interest expense on deposits decreased to $1.7 million and $5.6 million for the three and nine months ended June 30, 2012, respectively, compared with $2.7 million and $8.9 million for the comparable 2011 periods, respectively.  The decreases were primarily due to decreases in the average cost of deposits to 0.69% and 0.78% for the three and nine months ended June 30, 2012 compared with 1.06% and 1.17% for the three and nine months ended June 30, 2011, respectively.  The decreased average cost during the three- and nine-month periods was primarily the result of lower market interest rates.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on advances from the Federal Home Loan Bank was $227,000 and $687,000 during the three and nine months ended June 30, 2012 compared with $226,000 and $842,000 during the three and nine months ended June 30, 2011.  The average balance decreased to $31.2 million for the nine months ended June 30, 2012 compared with $99.1 million for the nine months ended June 30, 2011 as proceeds from the decreases in loans receivable, loans held for sale and other interest-earning assets were used to repay short-term advances.  The average cost decreased to 2.98% for the three months ended June 30, 2012 from 3.12% for the same period last year.  The average cost increased from 1.13% for the nine months ended June 30, 2011 to 2.93% for the nine months ended June 30, 2012 as the result of decreases in the average balance of lower rate overnight borrowings leaving a proportionately higher average balance of higher rate long-term advances.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2012 was $3.0 million and $11.5 million, respectively, compared with $4.0 million and $11.8 million, respectively, for the same periods a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 33.4% to $4.1 million for the quarter ended June 30, 2012 compared with $3.1 million for the same period last year.  For the nine-month periods, total non-interest income increased $1.7 million to $11.1 million in 2012 compared with $9.4 million in 2011.  The increases were primarily the result of higher mortgage revenues, partially offset by decreased investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Investment brokerage revenues totaled $350,000 and $1.1 million for the three and nine months ended June 30, 2012 compared with $421,000 and $1.5 million, respectively, for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the 2012 periods compared with the same 2011 periods as a result of weakened market demand for fixed-income investment products in the midst of an uncertain interest rate environment.

Non-Interest Expense

Total non-interest expense increased $905,000 to $8.8 million for the quarter ended June 30, 2012 compared with $7.9 million for the same period a year ago.  For the nine months ended June 30, 2012, total non-interest expense decreased $531,000 to $24.9 million compared with $25.4 million for the same nine-month period last year.  The increase for the three month period ended June 30, 2012 was primarily the result of higher professional services expense and net real estate foreclosure expense and losses.  The decrease for the nine months ended June 30, 2012 was primarily the result of lower FDIC insurance premium expense, net real estate foreclosure expense and losses and office supplies and delivery expense partially offset by increases in professional services expense and occupancy, equipment and data processing expense.

Occupancy, equipment and data processing expense increased $49,000 to $2.3 million for the three months ended June 30, 2012 and increased $252,000 to $6.8 million for the nine months ended June 30, 2012 compared with $6.6 million for the same period a year ago.  The increases were primarily related to the addition of a full-service banking facility in the St. Louis metropolitan area and certain loan production offices in the Company’s existing markets and in Joplin, Missouri, and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense increased $483,000 to $844,000 for the three months ended June 30, 2012 compared with $361,000 for the three months ended June 30, 2011 and increased $422,000 to $1.7 million for the nine months ended June 30, 2012 compared with $1.3 million for the same period a year ago.  During the quarter ended June 30, 2012, the United States Department of the Treasury completed the auction to private investors of the Company’s preferred stock that was issued to the Treasury in 2009 under the Capital Purchase Program.  In connection with this auction, the Company incurred approximately $249,000 in legal and professional fees related to the filing of the required registration statement with the Securities and Exchange Commission.  The remainder of the increase was primarily due to increased legal expense associated with the resolution of troubled loans.

FDIC deposit insurance premium expense decreased $39,000 to $436,000 for the three months ended June 30, 2012 compared with $475,000 for the same period in 2011 and decreased $634,000 to $1.3 million for the nine months ended June 30, 2012 compared with $2.0 million for the nine months ended June 30, 2011.  Effective April 1, 2011, the FDIC changed its method of assessing insurance premiums on all financial institutions from a deposit-based method to an asset-based method, resulting in a significant decrease in the Company’s assessment rate and lower quarterly expense in the 2012 periods compared with the first six months of last year.  The Company expects such expense to continue to approximate the levels experienced during the 2012 periods.

Postage, document delivery and office supplies expense decreased $19,000 to $180,000 for the three months ended June 30, 2012 compared with $199,000 for the three months ended June 30, 2011 and decreased $188,000 to $492,000 for the nine months ended June 30, 2012 compared with $680,000 for the same period a year ago.  The decreases were due to management’s efforts to control such costs and to a lesser extent, overall staff reductions that resulted in lower usage of consumable expense items.

Real estate foreclosure expense and losses, net increased $385,000 to $650,000 for the three months ended June 30, 2012 compared with $265,000 for the same period in 2011 and was $1.8 million for the nine-month period ended June 30, 2012 compared to $2.1 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $646,000 to $1.2 million, or an effective rate of 30.63%, for the quarter ended June 30, 2012, compared with $566,000, or an effective rate of 24.99%, for the three months ended June 30, 2011.  For the nine months ended June 30, 2012, the provision for income taxes increased $819,000 to $3.1 million, or an effective tax rate of 30.45%, compared with $2.3 million, or an effective tax rate of 28.23% for the same nine-month period last year.   The Company’s effective tax rates in the 2012 and 2011 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank owned life insurance and tax-exempt interest on loans from taxable income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2012, March 31, 2012 and September 30, 2011 are summarized as follows:

	June 30,	March 31,	September 30,
	2012	2012	2011
Non-accrual loans:
Residential real estate:
First mortgage	$5,413,838	$5,216,119	$5,870,575
Second mortgage	956,546	531,735	1,176,790
Home equity lines of credit	3,035,815	1,734,837	4,083,574
Commercial and multi-family real estate	6,962,157	7,866,409	2,374,682
Land acquisition and development	—	229,386	229,386
Real estate construction and development	64,800	481,507	853,961
Commercial and industrial	4,145,872	4,387,828	210,188
Consumer and other	278,888	96,513	240,466
Total non-accrual loans	20,857,916	20,544,334	15,039,622
Troubled debt restructurings:
Current under restructured terms:
Residential real estate:
First mortgage	7,723,364	11,585,251	14,910,743
Second mortgage	1,021,227	1,347,604	1,861,045
Home equity lines of credit	800,552	564,875	1,248,272
Commercial and multi-family real estate	7,574,554	3,509,786	4,358,519
Real estate construction and development	500,833	852,880	1,538,470
Commercial and industrial	1,554,733	532,630	560,212
Consumer and other	—	81,086	—
Total current troubled debt restructurings	19,175,263	18,474,112	24,477,261
Past due under restructured terms:
Residential real estate:
First mortgage	6,988,502	6,987,842	9,372,433
Second mortgage	139,633	176,093	452,293
Home equity lines of credit	377,208	576,382	998,978
Commercial and multi-family real estate	573,911	2,167,159	2,225,540
Land acquisition and development	39,755	104,306	120,724
Real estate construction and development	—	23,522	50,812
Commercial and industrial	—	151,930	416,661
Consumer and other	4,442	—	226,638
Total past due troubled debt restructurings	8,123,451	10,187,234	13,864,079
Total troubled debt restructurings	27,298,714	28,661,346	38,341,340
Total non-performing loans	48,156,630	49,205,680	53,380,962
Real estate acquired in settlement of loans:
Residential real estate	2,430,788	2,827,929	3,037,013
Commercial real estate	13,765,892	14,207,599	15,680,801
Total real estate acquired in settlement of loans	16,196,680	17,035,528	18,717,814
Total non-performing assets	$64,353,310	$66,241,208	$72,098,776

Ratio of non-performing loans to total loans receivable	4.75%	4.85%	5.11%
Ratio of non-performing assets to totals assets	4.78%	5.03%	5.51%
Ratio of allowance for loan losses to non-performing loans	37.38%	37.10%	48.17%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total net loans receivable	2.86%	3.03%	2.77%
Ratio of non-performing assets to totals assets	3.36%	3.63%	3.64%
Ratio of allowance for loan losses to non-performing loans	63.74%	57.59%	84.50%

Non-performing assets decreased $1.9 million to $64.4 million at June 30, 2012 compared with $66.2 million at March 31, 2012 as the result of a $1.4 million decrease in troubled debt restructurings and an $839,000 decrease in real estate acquired in settlement of loans partially offset by a $314,000 increase in non-accrual loans.  For the nine-month period, non-performing assets decreased $7.7 million from $72.1 million at September 30, 2011, as the result of a $11.0 million decrease in troubled debt restructurings and a $2.5 million decrease in real estate acquired in settlement of loans partially offset by a $5.8 million increase in non-accrual loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $20.9 million at June 30, 2012 compared with $20.5 million at March 31, 2012 and $15.0 million at September 30, 2012.

Non-accrual residential real estate loans totaled $9.4 million at June 30, 2012 compared with $7.5 million at March 31, 2012 and $11.1 million at September 30, 2012.  The fluctuations during the three- and nine-month periods were primarily due to changes in the level of home equity loans that were 90 days or more past due.

Non-accrual commercial loans totaled $11.2 million at June 30, 2012 compared with $13.0 million at March 31, 2012 and $3.7 million at September 30, 2012.  The decrease in non-accrual commercial loans during the three-month period was primarily due to the classification as a troubled debt restructuring during the June 2012 quarter of a $1.2 million loan secured by an office property that was classified as non-accrual at March 31, 2012.  The increase in non-accrual commercial loans during the nine-month period was primarily due to the classification as non-accrual of a $7.2 million relationship to one of the Company’s largest borrowers and related debt that had been included in the Company’s list of internal adversely classified assets.  Such loans were directly or indirectly secured by commercial real estate in the St. Louis metropolitan area.  Because of the borrower’s deteriorating financial condition, the Company recorded a partial charge-off totaling $2.5 million and placed the loans on non-accrual status during the March 2012 quarter.  In addition, $2.7 million of loans to another commercial borrower were classified as non-accrual during the December 2011 quarter because of the borrower’s distressed financial condition.  Such loans are secured by commercial real estate used in the operation of the borrower’s business in the St. Louis metropolitan area.

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

Restructured residential loans totaled $17.1 million at June 30, 2012 compared with $21.2 million at March 31, 2012 and $28.8 million at September 30, 2011.  Increasing non-performing restructured residential loans during the three and nine months ended June 30, 2012 were newly restructured loans with troubled residential borrowers totaling approximately $543,000 and $1.7 million, respectively.  Also increasing non-performing restructured residential loans during the three and nine months ended June 30, 2012 were approximately $1.5 million and $6.1 million of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current periods.  Reducing non-performing restructured residential loans were approximately $5.0 million and $12.6 million of previously restructured residential loans that were returned to performing status during the three and nine months ended June 30, 2012, respectively, as the result of the borrowers’ favorable performance history since restructuring.  In addition, the Company charged off $636,000 and $4.1 million of past due residential restructured loans during the three and nine months ended June 30, 2012.  At June 30, 2012, 62% of the total principal balance of restructured loans related to residential borrowers compared with 74% of total restructured loans at March 31, 2012 and 75% of total restructured loans at September 30, 2011.  At June 30, 2012, 56% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 64% at March 31, 2012 and 62% at September 30, 2011.

Restructured commercial loans totaled $10.2 million at June 30, 2012 compared with $7.3 million at March 31, 2012 and $9.3 million at September 30, 2011.  The increases were primarily due to the classification as troubled debt restructurings of two loans totaling $3.7 million secured by commercial real estate during the three months ended June 30, 2012.  Such loans were classified as a troubled debt restructuring because the loans had matured, the borrowers were considered troubled and the scheduled renewal rates on the loans were determined to be less than risk-adjusted market interest rates on similar credits.

Reducing non-performing restructured commercial loans during the three and nine months ended June 30, 2012 were cash receipts totaling approximately $669,000 and $1.6 million, respectively, and charge-offs totaling $357,000 and $1.3 million, respectively.

Real estate acquired in settlement of loans totaled $16.2 million at June 30, 2012 compared with $17.0 million at March 31, 2012 and $18.7 million at September 30, 2011.  Real estate foreclosure losses and expense was $650,000 and $1.8 million for the three and nine months ended June 30, 2012, respectively, compared with $265,000 and $2.1 million for the 2011 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Such expense for the nine months ended June 30, 2012 included $1.7 million of write-downs related to five commercial real estate properties and $297,000 of write-downs related to several residential properties due to declines in their estimated values since their acquisition in a prior period.  Partially offsetting these expenses was a $324,000 gain on the sale of the remaining lots in a residential real estate development that were acquired through foreclosure in a prior period.  Real estate foreclosure losses and expense for the nine months ended June 30, 2011 included a $985,000 write-down of two commercial real estate properties and $447,000 of write-downs related to several residential properties due to declines in their estimated values since acquisition in prior periods.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$18,254,381	$26,663,076	$25,713,622	$26,975,717
Provision charged to expense	3,000,000	4,000,000	11,500,000	11,800,000
Charge-offs, net of recovies:
Residential real estate:
First mortgage	1,504,627	1,385,257	6,546,259	3,043,126
Second mortgage	374,427	927,174	1,782,019	1,591,878
Home equity lines of credit	230,638	359,113	3,988,095	2,038,318
Total residential real estate charge-offs, net	2,109,692	2,671,544	12,316,373	6,673,322
Commercial:
Commercial & multi-family real estate	383,406	778,834	3,934,020	1,514,767
Land acquisition and development	—	1,456,747	255,293	4,369,848
Real estate construction & development	46,810	(940)	287,845	48,668
Commercial & industrial	710,004	(5,590)	1,931,272	351,905
Total commercial charge-offs, net	1,140,220	2,229,051	6,408,430	6,285,188
Consumer and other	3,799	12,814	488,149	67,540
Total charge-offs, net	3,253,711	4,913,409	19,212,952	13,026,050
Balance, end of period	$18,000,670	$25,749,667	$18,000,670	$25,749,667

Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and nine months ended June 30, 2012 was $3.0 million and $11.5 million, respectively, compared with $4.0 million and $11.8 million in the same 2011 periods, respectively.  The decreased provision for the 2012 periods compared with the same period last year was generally the result of the decrease in the level of nonperforming loans.

Net charge-offs for the three months ended June 30, 2012 totaled $3.3 million, or 1.28% of average loans on an annualized basis, compared with $4.9 million, or 1.85% of average loans on an annualized basis, for the same period a year ago.  Net charge-offs for the nine months ended June 30, 2012 totaled $19.2 million, or 2.49% of average loans on an annualized basis, compared with $13.0 million, or 1.63% of average loans on an annualized basis, for the same period a year ago.

The increased level of net charge-offs during the nine months ended June 30, 2012 was primarily the result of a the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of the Currency’s (“OCC”) Call Reports effective March 31, 2012.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  The OCC requires such impairment charges to be recognized through loan charge-offs.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  The Company modified its loan charge-off policy to comply with the OCC’s guidance and, accordingly, recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses during the quarter ended March 31, 2012.  Declines in residential real estate values in the Company’s market areas, as well as nationally, contributed to the high levels of charge-offs in the 2012 and 2011 periods.

The ratio of the allowance for loan losses to loans receivable was 1.78% at June 30, 2012 compared with 1.80% at March 31, 2012 and 2.46% at September 30, 2011.  The decrease in this ratio between September 30, 2011 and June 30, 2012 was primarily due to the increased level of charge-offs following the modification to the Company’s charge-off policy that is discussed above.  The ratio of the allowance for loan losses to non-performing loans was 37.38% at June 30, 2012 compared with 37.10% at March 31, 2012 and 48.17% at September 30, 2011.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 63.74% at June 30, 2012 compared with 57.59% at March 31, 2012 and 84.50% at September 30, 2011.  Management believes the changes in this coverage ratio are appropriate due to the change in its charge-off policy discussed above.

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

The following table summarizes the unpaid principal balances of impaired loans at June 30, 2012 and September 30, 2011.  Such unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	June 30, 2012				September 30, 2011
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Residential real estate first mortgage	$4,584,724	$5,666,696	$9,874,284	$20,125,704	$14,605,368	$36,780	$15,511,603	$30,153,751
Residential real estate second mortgage	349,733	166,847	1,600,826	2,117,406	1,780,640	—	1,709,488	3,490,128
Home equity lines of credit	55,575	999,697	3,158,303	4,213,575	4,275,455	—	2,055,369	6,330,824
Total residential loans	4,990,032	6,833,240	14,633,413	26,456,685	20,661,463	36,780	19,276,460	39,974,703
Land acquisition and development	—	39,755	—	39,755	285,254	—	64,856	350,110
Real estate construction and development	—	64,800	500,833	565,633	697,968	—	1,745,275	2,443,243
Commercial and multi-family real estate	—	6,486,339	8,624,283	15,110,622	3,638,111	—	5,320,630	8,958,741
Commercial and industrial	218,740	4,270,872	1,210,993	5,700,605	719,457	—	467,604	1,187,061
Total commercial loans	218,740	10,861,766	10,336,109	21,416,615	5,340,790	—	7,598,365	12,939,155
Consumer and other	—	102,123	181,207	283,330	455,350	—	11,754	467,104
Total	$5,208,772	$17,797,129	$25,150,729	$48,156,630	$26,457,603	$36,780	$26,886,579	$53,380,962

Residential loans that were determined to be impaired and had related specific allowances totaled $5.0 million at June 30, 2012 compared with $20.7 million at September 30, 2011.  The decrease primarily resulted from charge-offs and foreclosures during the nine months ended June 30, 2012.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off policy and the change in methodology adopted during the quarter ended March 31, 2012.  Residential loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $14.6 million at June 30, 2012 compared with $19.3 million at September 30, 2011.  The decrease was primarily due a decrease in the level of past due loans during the period.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no additional impairment losses were probable on these impaired residential loans at June 30, 2012 and September 30, 2011.

Commercial loans that were determined to be impaired and had related specific allowances totaled $219,000 and $5.3 million at June 30, 2012 and at September 30, 2011, respectively.  The decrease was primarily related to charge-offs and the sale of a $1.3 million note secured by a vacant warehouse property during the nine months ended June 30, 2012, which was included in impaired loans at September 30, 2011.  Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $10.3 million at June 30, 2012 compared with $7.6 million at September 30, 2011.  The increase was primarily due a decrease in the level of past due loans during the period.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, and the ability of the borrowers to repay the principal balance of the loans, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on these impaired loans at June 30, 2012 and September 30, 2011.

FINANCIAL CONDITION

Cash and cash equivalents increased to $73.3 million at June 30, 2012 from $57.1 million at September 30, 2011 primarily due to the increase in deposits and FHLB advances.  Federal funds sold and overnight interest-bearing deposit accounts increased to $58.7 million at June 30, 2012 compared with $40.6 million at September 30, 2011 primarily as the result of an increase in overnight deposits held at the Federal Reserve Bank of St. Louis.

Debt securities available for sale increased to $20.0 million at June 30, 2012 from $14.5 million at September 30, 2011.  Mortgage-backed securities available for sale decreased to $339,000 at June 30, 2012 from $2.8 million at September 30, 2011 and mortgage-backed and related securities held to maturity decreased to $5.9 million at June 30, 2012 from $7.2 million at September 30, 2011.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Advances from the Federal Home Loan Bank of Des Moines increased to $49.0 million at June 30, 2012 from $29.0 million at September 30, 2011.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Total stockholders’ equity increased to $124.0 million at June 30, 2012 from $120.2 million at September 30, 2011 primarily as the result of net income of $7.2 million, the amortization of equity trust expense of $200,000 and the amortization of stock option and award expense of $831,000 partially offset by the payment of common stock dividends totaling $3.2 million and preferred stock dividends totaling $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and, subject to regulatory restrictions discussed below, to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At June 30, 2012, borrowings from the FHLB totaled $49.0 million, had a weighted-average interest rate of 1.95%, a weighted average maturity of approximately 45 months and represented 4% of total assets.  There were no borrowings from the Federal Reserve Bank or national brokered deposits outstanding at June 30, 2012.  At September 30, 2011, the combined balances of borrowings from the FHLB, borrowings from the Federal Reserve Bank and brokered deposits totaled $37.4 million, had a weighted-average interest rate of 3.57%, a weighted average maturity of approximately 41 months and represented 3% of total assets.  The Company held $8.4 million of certificates of deposit acquired through broker relationships at September 30, 2011.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

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

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying residential first mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2012, the Bank had approximately $184.7 million in additional borrowing authority under the arrangement with the FHLB in addition to the $49.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At June 30, 2012, the Company had approximately $139.2 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $179.1 million of commercial loans pledged as collateral under this agreement.

At June 30, 2012, the Bank had outstanding commitments to originate loans totaling $147.4 million and commitments to sell loans totaling $276.3 million.  Certificates of deposit totaling $297.7 million, or 26.2% of total deposits, at June 30, 2012 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the Bank’s regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At June 30, 2012 and September 30, 2011, the Company had cash and cash equivalents totaling $103,000 and $119,000, respectively, and a demand loan extended to the Bank totaling $4.2 million and $3.4 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans with substantially all of such loans sold in the secondary residential mortgage market.  Consequently, the primary source and use of cash in operations is the origination and subsequent sale of mortgage loans held for sale.  During the nine months ended June 30, 2012, the origination of mortgage loans held for sale used $1.03 billion of cash and the sales of such loans provided cash totaling $985.3 million compared with $1.09 billion and $1.31 billion, respectively, during the nine months ended June 30, 2011.

The primary use of cash from investing activities is the origination of loans receivable which are held in portfolio.  During the nine months ended June 30, 2012, the Company had a net decrease in loans receivable of $8.3 million compared with an increase of $12.2 million for the nine months ended June 30, 2011.  In addition, the Company purchased $38.0 million and $3.9 million in short-term debt securities available for sale and FHLB stock, respectively, during the nine months ended June 30, 2012 compared with purchases of $46.7 million and $4.4 million, respectively, in short-term debt securities available for sale and FHLB stock during the nine months ended June 30, 2011.  Sources of cash from investing activities also included maturities of debt securities available for sale, proceeds from FHLB stock redemptions and principal repayments on mortgage-backed securities totaling $32.3 million, $3.2 million and $3.7 million, respectively, during the nine months ended June 30, 2012 compared with maturities of debt securities available for sale, proceeds from FHLB stock redemptions and principal repayments of mortgage-backed securities of $40.0 million, $11.0 million and $6.6 million, respectively, during the nine months ended June 30, 2011.

The Company’s primary sources and uses of funds from financing activities during the nine months ended June 30, 2012 included a $12.7 million increase in deposits compared with a $33.7 million increase for the nine months ended June 30, 2011, and a $20.0 million increase in advances from the Federal Home Loan Bank during the nine months ended June 30, 2012 compared with a $152.0 million decrease during the same period last year.

The following table presents the maturity structure of time deposits and other maturing liabilities at June 30, 2012:

	June 30, 2012
			Federal
	Certificates	FHLB	Reserve	Subordinated
	of Deposit	Borrowings	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$96,535	$20,000	$—	$—
Over three months through six months	75,326	—	—	—
Over six months through twelve months	125,827	—	—	—
Over twelve months	141,660	29,000	—	19,589
Total	$439,348	$49,000	$—	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2012 are as follows:

Less than one year	$929,111
Over 1 year through 3 years	1,378,355
Over 3 years through 5 years	1,316,445
Over 5 years	1,290,358
Total	$4,914,269

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at June 30, 2012.

As of June 30, 2012, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2012 and September 30, 2011.

					To be Categorized as
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012:
Tangible capital (to total assets)	$135,494	10.11%	$20,109	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	148,709	14.13%	84,190	8.00%	$105,238	10.00%
Tier I risk-based capital (to risk-weighted assets)	135,494	12.88%	N/A	N/A	63,143	6.00%
Tier I leverage capital (to average assets)	135,494	10.11%	53,624	4.00%	67,030	5.00%

As of September 30, 2011:
Tangible capital (to total assets)	$132,729	10.18%	$19,563	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	146,214	13.59%	86,046	8.00%	$107,558	10.00%
Tier I risk-based capital (to risk-weighted assets)	132,729	12.34%	N/A	N/A	64,535	6.00%
Tier I leverage capital (to average assets)	132,729	10.18%	52,169	4.00%	65,211	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

For the three and nine months ended June 30, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2012, the Company had issued $147.4 million of unexpired interest rate lock commitments to loan customers compared with $111.7 million of unexpired commitments at September 30, 2011.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Bank, while the Bank, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Bank and the loan customer, the customer pays the Bank a fixed interest rate of 6.58%, while the Bank pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Bank and a major securities broker, the Bank pays the broker a fixed interest rate of 6.58%, while the broker pays the Bank a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2012 and 2011.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2012 and September 30, 2011 were $1.4 million and $1.7 million, respectively.

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

During the quarter ended June 30, 2012, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments were applied prospectively, effective January 1, 2012, and their application did not have a material effect on the Company’s consolidated financial statements.

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

Goodwill.  In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required, on an annual basis, testing goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount (including goodwill). As a result of this amendment, an entity will not be required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The ASU was effective for annual and interim goodwill impairment tests performed for periods beginning January 1, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2012 through April 30, 2012	35,763	$7.76	—	403,800
May 1, 2012 through May 31, 2012	3,307	$7.53	—	403,800
June 1, 2012 through June 30, 2012	379	$7.14	—	403,800
Total	39,449	$7.73	—

(1)          Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)          In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended June 30, 2012.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.*

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

PULASKI FINANCIAL CORP.

Date:	August 13, 2012	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	August 13, 2012	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer