Form 10-K
period 2012-09-30
PULASKI FINANCIAL CORP
filed 2012-12-21
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $71.4 million.                     .

There were issued and outstanding 11,379,812 shares of the registrant’s common stock as of December 14, 2012.

Documents Incorporated by Reference

Portions of 2012 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III).

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could cause actual results to differ from anticipated results include interest rate trends, the economic climate in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates, demand for loans and deposits, changes in the quality or composition of our loan portfolio, changes in federal and state legislation and regulation and changes in accounting principles. Additional factors that may affect our results are discussed in “Item 1A — Risk Factors” and in other reports filed with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Subject to applicable law and regulation, Pulaski Financial Corp. assumes no obligation to update any forward-looking statements.

Unless the context indicates otherwise, all references in this annual report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Pulaski Financial Corp. and its subsidiaries.

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank (the “Bank”). The Company’s primary assets are its investment in the Bank and cash.  The Company also maintains two special-purpose subsidiaries that issued preferred securities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the office properties and equipment of the Bank.  Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its thirteen full-service offices in the St. Louis metropolitan area and loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate primarily one-to four-family residential mortgage loans, home equity lines of credit, commercial real estate and commercial and industrial loans principally within its St. Louis lending market.  In addition, the Bank originates one- to four-family residential mortgage loans primarily for sale in the secondary market in the other markets identified above.

Available Information

We maintain an Internet website at http://www.pulaskibank.com.  We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

We provide a full array of residential mortgage loan, commercial loan and deposit products through our thirteen full-service branch offices and four loan production offices in the St. Louis metropolitan area.  We also originate residential mortgage loans, principally for sale in the secondary market, through our mortgage loan production offices in the Kansas City metropolitan area, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.40% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the fourteenth largest market share out of 142 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and the PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

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

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold on a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest-rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 to 60 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically 30 year mortgages) with low-cost, short-term funds.  Loan sale activity generates our largest source of non-interest income.

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

We primarily originate thirty-year, fixed-rate mortgage loans, and to a lesser extent, fifteen-year, fixed-rate mortgage loans. Generally, substantially all of such loans are sold in the secondary market.  We also offer a variety of adjustable-rate mortgage (“ARM”) loans.  These ARM loans may be sold in the secondary market or originated for portfolio investment.  The loan fees charged, interest rates and other provisions of our ARM loans are determined by us on the basis of our own pricing criteria, the composition and interest rate risk of our current loan portfolio and market conditions.  Interest rates and payments on our ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index.  The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on our ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We qualify the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years.  We do not originate negative amortization loans for portfolio investment.  We believe that the periodic adjustment feature of our ARM loans provides us the flexibility to offer initial interest rates that are competitive while limiting our long-term exposure to interest-rate risk.

The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  As the result of the low interest rate environment during the years ended September 30, 2012 and 2011, we experienced an increased demand for our fixed-rate mortgage loan products and almost no demand for ARM loans.  If the current low level of interest rates continues, we expect this lack of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of this limit provided the borrower obtains mortgage insurance.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company still offers second mortgage loans up to 80% of the collateral values on an exception basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2012, the Company had $42.1 million of second mortgage loans, of which $19.5 million had combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2012, the Company performed approximately 27% of its appraisals through the in-house staff.  By using in-house staff to perform the appraisal services, management has improved the quality of the appraisal process as loan officers do not have the ability to control the assignment of the appraisal services.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are generally issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  On a limited basis, home equity lines of credit might be issued in an amount up to 90% of the appraised value of the property securing the line of credit.  The Bank’s credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, the Company originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  This practice has been discontinued.  At September 30, 2012, the balance of home equity loans with combined loan-to-value ratios equal to 100% or greater, based on the original appraisals, totaled approximately $10.5 million of the $143.9 million of home equity lines of credit at September 30, 2012.

Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest-rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions, the increased risks associated with this type of lending, and the significant level of our existing loan balances, we de-emphasized home equity lending during the three years ended September 30, 2012.  See Loan Underwriting Risks below.  During the three years ended September 30, 2012, we originated $29.0 million, $32.2 million and $45.1 million, respectively, of home equity lines of credit, representing only 1.5%, 1.7% and 2.0% of total loans originated during those periods, respectively.

Construction and Development Loans.  We originate real estate construction and development loans that consist of one- to four-family residential construction loans made to retail mortgage customers and builders, loans for the development of land to be used for residential or commercial real estate construction, and loans for the construction of multi-family and commercial properties.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  Construction and development loans are underwritten according to the adequacy of the borrower’s repayment sources at the time of approval.  Unlike conventional residential lending, signs of deterioration in the customer’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and the borrowers are generally required to infuse equity into the project.  Personal guarantees are generally obtained.  Due to the downturn in local and economic conditions and the increased risks associated with this type of lending, we de-emphasized construction and development lending during the three years ended September 30, 2012.  See Loan Underwriting Risks below.  During the three years ended September 30, 2012, we originated $23.2 million, $21.9 million and $20.7 million, respectively, of construction and development loans, representing only 1.2%, 1.1% and 0.9% of total loans originated during those periods, respectively.

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

Consumer and Other Loans.  We originate consumer loans to residents of the St. Louis metropolitan area, including automobile loans and other secured consumer goods loans.  These loans are generally offered to our customers as a convenience and are not considered to be among our primary products.  Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks.  New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model.  Collision and comprehensive insurance coverage is required on all automobile loans.

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by three 50%-owned joint ventures with local realtors in St. Louis, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential loans may be originated in any of our offices, while commercial loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “best efforts,” “servicing released” basis.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed.  The commission rate paid to these loan officers generally does not vary based on the specific terms of individual loans, but may be increased or decreased based on total monthly and annual volume levels and meeting certain minimum quality control criteria and other productivity measures.

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

The board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on their experience and tenure.  The CEO or the President may approve secured loans up to $1.0 million and unsecured loans up to $250,000.  An internal loan committee, consisting of five senior officers approves secured loans up to $8.0 million and unsecured loans up to $2.0 million.  All loans above these levels are approved by the full board of directors.

Loan applicants are promptly notified of our decision.  Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which is usually 45 to 60 days for residential loans and 30 days for commercial loans.

Loan Underwriting Risks.

Adjustable-Rate Residential Mortgage Loans.  The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce our exposure to changes in interest rates.  There are, however, credit risks resulting from the potential of increased amounts to be paid by the borrower due to increasing interest rates.  During periods of rising interest rates, the risk of default on ARM loans increases as a result of repricing and the increased payments required from the borrower. Furthermore, because the ARM loans we originate could provide initial rates of interest below the fully-indexed rates, these loans are subject to increased risks of default, delinquency, or prepayment as the rates adjust upward to the fully-indexed rates.

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Since a large portion of home equity lines of credit are generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial term of the loans, which is generally five years.  Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

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

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans often have unpredictable cash flows and are more difficult to evaluate and monitor.  Payments on loans secured by such properties are often dependent on successful management and operation of the properties or the businesses occupying the properties.  Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy.  If the cash flows from the property are reduced (for example, if leases are not obtained or renewed) the borrower’s ability to repay the loan and the value of the property securing the loan may be impaired.  We seek to minimize these risks in a variety of ways, including limiting the size of such loans, reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan.  We also generally obtain loan guarantees from financially capable parties.  Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

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

TABLE 1:  Loans Receivable

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$211,760	21.37%	$242,091	23.19%	$243,649	22.75%	$248,799	21.65%	$248,886	22.58%
Residential second mortgage and other junior liens	42,091	4.25%	51,535	4.94%	60,281	5.63%	72,084	6.27%	90,595	8.22%
Home equity lines of credit	143,932	14.53%	176,324	16.89%	201,922	18.86%	227,142	19.77%	225,357	20.44%
Multi-family residential	44,339	4.48%	38,580	3.70%	43,736	4.09%	44,463	3.87%	32,546	2.95%
Commercial real estate	278,995	28.16%	277,631	26.59%	256,224	23.94%	231,270	20.13%	183,577	16.65%
Land acquisition and development	47,263	4.77%	51,497	4.93%	74,462	6.96%	80,259	6.98%	77,590	7.04%
Real estate construction	21,907	2.21%	22,331	2.14%	31,071	2.90%	85,958	7.48%	99,382	9.01%
Commercial and industrial	197,755	19.96%	180,821	17.32%	155,622	14.54%	154,973	13.49%	137,688	12.49%
Consumer and other:
Automobile	112	0.01%	342	0.03%	845	0.08%	1,513	0.13%	2,334	0.21%
Other	2,561	0.26%	2,775	0.27%	2,668	0.25%	2,657	0.23%	4,562	0.41%
Total loans	990,715	100.00%	1,043,927	100.00%	1,070,480	100.00%	1,149,118	100.00%	1,102,517	100.00%
Add (less):
Unamortized loan origination costs, net of loan fees	3,116		3,626		3,884		4,369		5,205
Loans in process	(986)		(566)		(1,115)		(813)		(6,223)
Allowance for loan losses	(17,117)		(25,714)		(26,976)		(20,579)		(12,762)
Total loans receivable, net	$975,728		$1,021,273		$1,046,273		$1,132,095		$1,088,737

TABLE 2:  Loan Maturities and Re-pricing (1)

	At September 30, 2012
	Due Or Re- pricing Within One Year	Due Or Re-pricing After One Year Through Five Years	Due Or Re-pricing Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential first mortgage	$92,659	$55,319	$63,782	$211,760
Residential second mortgage and other junior liens	5,171	29,017	7,903	42,091
Home equity lines of credit	142,092	1,667	173	143,932
Multi-family residential	10,861	33,478	—	44,339
Commercial real estate	128,150	143,880	6,965	278,995
Land acquisition and development	41,260	5,654	349	47,263
Real estate construction	15,744	6,163	—	21,907
Commercial and industrial	107,311	72,976	17,468	197,755
Consumer and other	1,838	435	400	2,673
Total loans	$545,086	$348,589	$97,040	$990,715

(1)               Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Mortgage loans that have adjustable rates are shown as maturing at their next re-pricing date.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2013
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential first mortgage	$74,563	$44,538
Residential second mortgage and other junior liens	33,347	3,573
Home equity lines of credit	—	1,840
Multi-family residential	33,478	—
Commercial real estate	146,214	4,631
Land acquisition and development	5,859	144
Real estate construction	6,163	—
Commercial and industrial	89,887	557
Consumer and other	835	—
Total	$390,346	$55,283

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

Loan Originations, Sales and Purchases.  We generally sell substantially all of the fixed-rate residential first mortgage loans that we originate, which helps us minimize our interest rate risk position.  The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on short-term deposits (maturities generally less than three years) will increase while we hold long-term, fixed-rate loans in our portfolio.  It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available.  We generally sell all residential mortgage loans on a “servicing released” basis, meaning we do not service or retain the right to service such loans after the sale.  Gains, net of direct origination expense, from the sale of such loans are recorded at the time of sale.  Generally a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing.  This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a “best-efforts” delivery to the investor whereby we are not required to deliver the loan to the investor if the loan does not close for any reason.  Such delivery minimizes any exposure from loans that do not close.  Our issuance of interest-rate commitments is considered a derivative instrument and changes in its market value are reported in our consolidated balance sheet and statement of income and comprehensive income.

TABLE 4:  Loan Activity

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,166,043	$1,359,718	$1,266,129
Loans originated:
Residential real estate - held to maturity	39,512	47,414	40,088
Residential real estate - held for sale	1,408,653	1,419,889	1,860,597
Multi-family real estate	15,425	5,286	2,497
Commercial real estate	48,369	71,532	60,588
Land acquisition and development	8,662	14,265	14,773
Real estate construction and development	23,165	21,600	20,678
Commercial and industrial	365,398	324,615	238,734
Consumer and other	806	1,384	1,486
Total loans originated	1,909,990	1,905,985	2,239,441
Net (decrease)/increase in home equity lines of credit	(32,393)	(25,598)	(25,219)
Loans purchased:
Residential real estate	1,093	975	1,387
Commercial real estate	23,327	16,219	8,357
Loans sold
Residential real estate	(1,322,480)	(1,585,785)	(1,665,041)
Commercial real estate	(12,716)	(16,519)	(13,031)
Loans principal repayments, charge offs, and foreclosures	(542,094)	(488,952)	(452,305)
Net loan activity	24,747	(193,675)	93,589
Total gross loans, including loans held for sale, at end of period	$1,190,770	$1,166,043	$1,359,718

Under standard representations and warranties and early payment default clauses in our mortgage loan sale agreements, we may be required to repurchase mortgage loans sold to our investors or reimburse our investors for credit losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, we do not service the loans that we sell to our investors and are unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.  For further discussion of our treatment and the financial impact of these mortgage loan repurchase demands, refer to Note 12 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1.

On a limited basis, we purchase commercial real estate loans from other financial institutions.  We may purchase the entire amount of the loan, including the right to service the loan, or only a portion of the loan in a participation arrangement with the originating lender.  Under such participation arrangements, the originating lender typically retains ownership of a portion of the loan and provides servicing of the loan.  All loans purchased are subject to the same underwriting standards as the loans we originate.  We generally only purchase loans within our St. Louis market area.

Non-performing Assets and Delinquencies

The following is a summary of non-performing assets at the dates indicated.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off. The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

TABLE 5:  Non-performing Assets

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage	$4,248	$5,871	$6,727	$7,093	$5,904
Residential real estate second mortgage	610	1,177	1,522	629	752
Home equity lines of credit	1,613	4,084	2,206	3,086	1,695
Commercial and multi-family real estate	6,119	2,375	5,539	2,595	924
Land acquisition and development	—	229	8,796	2,193	201
Real estate-construction and development	358	854	1,189	7,455	133
Commercial and industrial	4,412	210	417	703	341
Consumer and other	102	240	100	220	160
Total	17,462	15,040	26,496	23,974	10,110

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage	—	—	—	1	2,543
Residential real estate second mortgage	—	—	—	27	—
Home equity lines of credit	—	—	—	43	1,468
Commercial and multi-family real estate	—	—	—	—	169
Land acquisition and development	—	—	—	316	62
Consumer and other	—	—	—	—	7
Total	—	—	—	387	4,249

Troubled debt restructurings: (1)
Current under restructured terms:
Residential real estate first mortgage	11,809	14,911	16,093	17,785	3,801
Residential real estate second mortgage	1,473	1,861	2,186	2,062	659
Home equity lines of credit	1,266	1,248	1,050	1,695	—
Commercial and multi-family real estate	6,388	4,359	426	—	—
Land acquisition and development	—	—	184	107	—
Real estate-construction and development	34	1,538	3,306	100	—
Commercial and industrial	1,186	560	1,355	787	537
Consumer and other	42	—	83	93	—
Total	22,198	24,477	24,683	22,629	4,997
Past due under restructured terms:
Residential real estate first mortgage	5,463	9,372	7,251	2,788	1,184
Residential real estate second mortgage	166	452	339	746	11
Home equity lines of credit	542	999	728	150	112
Commercial and multi-family real estate	1,607	2,226	—	7,831	—
Land acquisition and development	39	121	65	57	—
Real estate-construction and development	—	51	—	—	—
Commercial and industrial	—	417	—	777	—
Consumer and other	—	226	—	93	—
Total	7,817	13,864	8,383	12,349	1,307

Total restructured loans	30,015	38,341	33,066	34,978	6,304
Total non-performing loans (1)	47,477	53,381	59,562	59,339	20,663
Real estate owned (net)	13,952	18,718	14,900	8,454	3,519
Other non-performing assets	—	—	—	—	237
Total non-performing assets	$61,429	$72,099	$74,462	$67,793	$24,419

(1) Non-accrual loans included in troubled debt restructurings	$30,015	$38,341	$33,066	$27,657	$241

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2012	2011	2010	2009	2008
Total non-performing loans as a percentage of net loans receivable	4.79%	5.11%	5.56%	5.16%	1.88%
Total non-performing loans as a percentage of total assets	3.52%	4.08%	4.10%	4.22%	1.58%
Total non-performing assets as a percentage of total assets	4.56%	5.51%	5.13%	4.82%	1.87%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	2.55%	2.77%	3.26%	3.19%	1.42%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	2.91%	3.64%	3.43%	3.21%	1.49%
Allowance for loan losses as a percent of non-performing loans	36.05%	48.17%	45.29%	34.68%	61.76%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	65.56%	84.50%	75.47%	55.94%	81.24%

(1)            Includes $784,000, $13,000, $615,000, $201,000, and $221,000 of FHA/VA loans at September 30, 2012, 2011, 2010, 2009 and 2008, respectively, the principal and interest payments on which are fully insured.

Interest income recognized on impaired loans was approximately $2.1 million, $2.9 million and $2.6 million for the years ended September 30, 2012, 2011 and 2010, respectively.  The gross interest income that would have been recorded in such periods if the loans had been current in accordance with their terms and had been outstanding throughout the periods was $3.4 million, $3.1 million and $3.5 million for the years ended September 30, 2012, 2011 and 2010, respectively. Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of impaired loans and the related accrued interest.

Real Estate Acquired in Settlement of Loans.  Real estate acquired in settlement of loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  Refer to Note 20 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a discussion of fair value measurements of real estate acquired in settlement of loans.

The balance of real estate acquired in settlement of loans decreased $4.8 million from $18.7 million at September 30, 2011 to $14.0 million at September 30, 2012.  The balance at September 30, 2012 consists of thirty-seven residential properties and six commercial properties acquired in settlement of debts outstanding.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a summary of real estate acquired in settlement of loans and the related allowance of losses.

Credit Monitoring and Asset Classification.  The Bank’s Risk Management Committee has the overall responsibility for the proper identification and classification of troubled assets, the continued monitoring of such assets, the establishment of the appropriate level of loss reserves, the charge-off of uncollectible loans and the implementation of action plans for significant classified or watch list loans.  The committee consists of the President of the Bank, the President of the commercial lending division, President of the mortgage lending division , the Chief Financial Officer, the manager of mortgage loan servicing, the manager of commercial loan servicing and various other loan collection personnel.  The Director of Internal Audit also attends the meetings as an independent observer.

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

Residential Real Estate Loans.  We have a staff of full-time collectors who are responsible for following up on all past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  The first notice is mailed to the borrower eight days after the payment due date.  Attempts to contact the borrower by telephone generally begin approximately 17 days after the payment due date.  On the thirtieth day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the forty-fifth day after the due date, a 45-day past due notice is sent.  Before the sixtieth day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans, after the sixtieth day of delinquency, management determines: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior of the property is taken.  The physical condition and occupancy status of the property is determined before recommending further action.  Such inspection normally occurs on or about the forty-fifth day of delinquency.  At 45 days into the delinquency procedure, we notify the borrower that home ownership counseling is available for eligible homeowners.  If by the ninety-first day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

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

We have proactively modified loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize our recoveries on these loans.  These modifications, known as troubled debt restructurings, are generally targeted at residential mortgage loan customers.  Substantially all of our residential borrowers live in the St. Louis and Kansas City communities that we serve, which has enabled us to work closely with these troubled borrowers.  The restructured terms of the loans generally include a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.

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

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of troubled debt restructurings.

Commercial Loans.  Unlike residential loan monitoring, which is largely based on the past due status of the loan, effective monitoring of a commercial portfolio must be much more proactive.  Early identification of problem assets is essential to managing and controlling risk.  Troubled assets are closely tracked by senior management and are formally reviewed at least quarterly by the Risk Management Committee.  We recognize that the originating loan officers usually have the closest relationship with our borrowers and are generally in the best position to identify potential problems in a timely manner.  Therefore, in addition to their traditional business development responsibilities, we have refocused the Bank’s commercial loan officers to remain in close contact with existing borrowers so they can better monitor their financial health on an on-going basis.  When a borrower’s problems are identified early, the Bank often has the opportunity to be “first in line” to secure additional collateral before the borrower’s financial condition deteriorates into a severe condition.

Each commercial loan officer meets quarterly (or more frequently if required by specific circumstances) with the President of the Bank, the President of the commercial lending division and the senior loan underwriter to review their entire portfolio.  The meetings address the status of all identified problem or classified credits and any other credits that might potentially become a problem if conditions do not improve.  This procedure has been an effective tool in keeping senior management abreast of changes within the Bank’s commercial loan portfolio and has identified loans that warrant additional monitoring by placement on the Bank’s watch list.  We also utilize various sources of real estate market data to monitor potential problems within the loan portfolio.

Consumer Loans.  When a consumer loan borrower fails to make a required payment, we institute collection procedures.  The first notice is mailed to the borrower eight days following the payment due date.  We receive a computer-generated collection report daily.  The customer is contacted by telephone to ascertain the nature of the delinquency.  If by the forty-fifth day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of our intent to begin legal action if the delinquency is not corrected.  Depending on the type of property held as collateral, we may obtain a judgment in small claims court, take action to repossess the collateral, or collect under the existing note, whatever is most economically efficient.

Non-Accrued Interest.  Our policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the Company’s treatment of non-accrued interest.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of the

Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OCC examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OCC regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of credit quality monitoring.

TABLE 6:  Classified Loans

	At September 30, 2012
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	36	$3,210	139	$23,039	4	$462
Residential real estate second mortgage and other junior liens	—	—	15	590	52	1,779	3	182
Home equity lines of credit	—	—	27	1,142	87	3,511	7	147
Commercial and multi-family real estate	—	—	2	2,807	37	22,729	5	1,190
Land acquisition and development	—	—	—	—	5	8,154	1	4,549
Real estate construction and development	—	—	4	355	1	34	—	—
Commercial and industrial	—	—	—	—	21	12,963	5	576
Consumer and other	—	—	5	145	—	—	—	—
Total classified loans	—	—	89	8,249	342	72,209	25	7,106
Less specific allowance for loan losses	—	—	—	—	—	(625)	—	—
Total classified loans, net of specific allowance	—	$—	89	$8,249	342	$71,584	25	$7,106

	At September 30, 2011
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	8	$517	212	$36,571	3	$2,391
Residential real estate second mortgage and other junior liens	—	—	5	119	81	3,932	1	101
Home equity lines of credit	—	—	13	1,299	144	6,000	3	99
Commercial and multi-family real estate	—	—	1	205	45	38,707	15	12,549
Land acquisition and development	—	—	—	—	6	3,358	—	—
Real estate construction and development	—	—	—	—	7	2,575	—	—
Commercial and industrial	—	—	2	301	31	8,045	8	10,499
Consumer and other	—	—	2	179	12	290	—	—
Total classified loans	—	—	31	2,620	538	99,478	30	25,639
Less specific allowance for loan losses	—	—	—	(1,411)	—	(7,565)	—	—
Total classified loans, net of specific allowance	—	$—	31	$1,209	538	$91,913	30	$25,639

Other than as disclosed in the table above, there are no other loans at September 30, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable losses in our loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the loan portfolio.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the allowance for loan losses.

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of period	$25,714	$26,976	$20,579	$12,762	$10,421
Provision charged to expense	14,450	14,800	26,064	23,030	7,735
Charge-offs:
Single-family residential:
Residential real estate first mortgage	8,035	4,520	3,774	3,809	940
Residential real estate second mortgage	2,696	2,094	2,099	1,434	1,600
Home equity lines of credit	6,029	3,002	4,165	2,724	1,674
Commercial:
Land acquisition and development	262	4,382	1,145	4,231	—
Real estate construction and development	298	50	2,254	2,425	455
Commercial and multi-family real estate	4,050	1,545	4,323	69	374
Commercial and industrial	2,067	774	2,540	533	355
Consumer and other	215	101	174	159	233
Total charge-offs	23,652	16,468	20,474	15,384	5,631
Recoveries
Single-family residential:
Residential real estate first mortgage	81	67	384	47	2
Residential real estate second mortgage	103	117	76	3	1
Home equity lines of credit	150	154	23	70	224
Commercial:
Land acquisition and development	8	2	—	—	—
Real estate construction and development	10	1	5	—	—
Commercial and multi-family real estate	114	11	88	32	—
Commercial and industrial	117	45	223	3	—
Consumer and other	22	9	8	16	10
Total recoveries	605	406	807	171	237
Net charge-offs	23,047	16,062	19,667	15,213	5,394
Balance, end of period	$17,117	$25,714	$26,976	$20,579	$12,762
Ratio of allowance to total loans outstanding at the end of the period	1.73%	2.46%	2.52%	1.79%	1.16%
Ratio of net charge-offs to average loans outstanding during the period	2.26%	1.51%	1.76%	1.31%	0.52%
Allowance for loan losses to non-performing loans	36.05%	48.17%	45.29%	34.68%	61.76%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family residential:
Residential real estate first mortgage	$4,832	21.37%	$7,945	23.19%	$4,773	22.76%	$3,804	22.15%	$2,815	22.96%
Residential real estate second mortgage	1,548	4.25	2,776	4.94	2,269	5.63	1,913	5.74	1,219	7.83
Home equity lines of credit	3,076	14.53	6,293	16.89	4,366	18.86	1,910	19.77	1,753	20.44
Commercial:
Commercial, multi-family real estate and land	5,292	37.41	6,503	35.22	11,579	35.01	7,143	30.62	3,824	26.64
Real estate construction and development	117	2.21	337	2.14	1,079	2.90	1,169	7.48	1,067	9.01
Commercial and industrial	2,224	19.96	1,416	17.32	2,760	14.51	4,367	13.87	1,827	12.49
Consumer and other	28	0.27	444	0.30	150	0.33	273	0.37	257	0.63
Total allowance for loan losses	$17,117	100.00%	$25,714	100.00%	$26,976	100.00%	$20,579	100.00%	$12,762	100.00%

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

The Asset Liability Management Committee, which includes our executive officers and other key personnel, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures.  Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities of securities, estimated deposits and anticipated loan amortization and repayments.  Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered.  The interest rate, yield, settlement date and maturity are also reviewed.

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

Our investment securities portfolio at September 30, 2012 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2012	2011	2010
	(In thousands)
Held to maturity, at amortized cost:

Mortgage-backed securities:
Ginnie Mae	$90	$122	$160
Fannie Mae	5,562	7,105	10,129
Total	$5,652	$7,227	$10,289

Collateralized mortgage obligations –
Freddie Mac	$5	$7	$8

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$21,595	$14,457	$8,001

Mortgage-backed securities:
Ginnie Mae	$326	$378	$472
Fannie Mae	—	—	27
Total	$326	$378	$499

Collateralized mortgage obligations:
Freddie Mac	$—	$22	$808
Ginnie Mae	—	753	3,477
Fannie Mae	—	1,599	4,062
Total	$—	$2,374	$8,347

TABLE 10:  Maturities and Yields

	At September 30, 2012
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)

Held to maturity:

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$48	7.70%	$392	4.58%	$5,212	3.66%	$5,652	3.76%
CMOs	—	—	—	—	5	1.15%	—	—	5	1.15%
Total mortgage-backed and related securities	$—	—	$48	7.70%	$397	4.54%	$5,212	3.66%	$5,657	3.76%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$14,562	0.45%	$1,002	0.35%	$6,031	0.24%	$—	—	$21,595	0.39%
Mortgage-backed securities:
Mortgage-backed securities	$—	—	$—	—	$158	4.09%	$168	7.14%	$326	5.60%
Total mortgage-backed securities	$—	0.45%	$—	0.35%	$158	4.09%	$168	7.14%	$326	5.60%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2012, the Company’s portfolio did include callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General.  Deposits, loan repayments, loan sales, FHLB borrowings and, to a lesser extent, borrowings from the Federal Reserve Bank are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by the level of market interest rates.  Borrowings from the FHLB of Des Moines and borrowings from the Federal Reserve Bank may be used to compensate for reductions in the availability of funds from these other sources.  Management chooses among these wholesale funding sources depending on their relative costs, our overall interest rate risk exposure and our overall borrowing capacity at the FHLB and the Federal Reserve.

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

TABLE 11:  Deposits

	At September 30,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$173,374	15.72%	$150,431	13.40%	$149,186	13.38%
Interest-bearing checking	297,523	26.98	328,275	29.24	345,013	30.94
Passbook savings accounts	37,258	3.38	35,714	3.18	30,296	2.72
Money market	149,194	13.53	183,873	16.38	189,851	17.02
Total demand deposits	657,349	59.61	698,293	62.20	714,346	64.06
Certificates of deposit which mature:
Within 1 year	302,270	27.41	277,621	24.73	276,165	24.76
After 1 year, but within 3 years	137,187	12.44	144,239	12.85	122,930	11.02
Thereafter	5,874	0.54	2,372	0.22	1,762	0.16
Total certificates of deposit	445,331	40.39	424,232	37.80	400,857	35.94
Total deposits	$1,102,680	100.00%	$1,122,525	100.00%	$1,115,203	100.00%

No brokered time deposits were included in certificates of deposit at September 30, 2012.

At September 30, 2012, 2011 and 2010, certificates of deposit with a minimum principal amount of $100,000 totaled $246.5 million, $226.2 million, and $218.8 million, respectively.  At September 30, 2012, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2012
(In thousands)
Three months or less	$73,256
Over 3 through 6 months	41,918
Over 6 through 12 months	64,975
Over 12 months	66,390
Total	$246,539

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2012	2011	2010
	(In thousands)
0.00 – 1.99%	$433,034	$346,583	$214,814
2.00 – 2.99%	9,981	27,192	89,282
3.00 – 3.99%	666	40,107	80,638
4.00 – 4.99%	1,650	1,864	7,581
5.00 - 5.99%	—	8,486	8,542
Total	$445,331	$424,232	$400,857

	Amount Due as of September 30, 2012
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$292,808	$129,121	$6,535	$2,128	$2,442	$433,034
2.00 - 2.99%	7,918	240	623	1,200	—	9,981
3.00 - 3.99%	562	—	—	—	104	666
4.00 - 4.99%	982	668	—	—	—	1,650
Total	$302,270	$130,029	$7,158	$3,328	$2,546	$445,331

TABLE 15:  Deposit Activity

	Years Ended September 30,
	2012	2011	2010
	(In thousands)
Beginning balance	$1,122,525	$1,115,203	$1,191,629
Net increase (decrease) excluding interest credited	(22,178)	1,830	(85,411)
Interest credited	2,333	5,492	8,985
Net increase (decrease) in deposits	(19,845)	7,322	(76,426)
Ending balance	$1,102,680	$1,122,525	$1,115,203

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$160,331	—%	$130,499	—%	$108,188	—%
Interest-bearing checking	308,426	0.38	354,684	0.72	330,815	1.11
Passbook savings	36,688	0.22	31,970	0.18	29,714	0.20
Money market	180,059	0.47	195,441	0.69	230,634	0.93
Certificates of deposit	431,627	1.18	431,810	1.72	444,926	2.31
Total	$1,117,131	0.64%	$1,144,404	1.00%	$1,144,277	1.41%

Borrowings.  We use advances from the FHLB of Des Moines and, to a lesser extent, borrowings from the Federal Reserve Bank to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions.  As a member, we are required to own capital stock in the FHLB of Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale.  Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

TABLE 17:  FHLB Advances

	Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance at any month end during the period	$89,000	$257,500	$181,000
Average balance during the period	32,164	81,422	96,948
Period-end balance	89,000	29,000	181,000
Weighted-average interest rate:
At end of period	1.18%	3.08%	0.72%
During the period	2.86%	1.32%	1.80%

We have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2012, there were no borrowings outstanding under this arrangement and $192.3 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

TABLE 18:  Federal Reserve Borrowings

	Years Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Maximum balance at any month end during the period	$—	$—	$4,700
Average balance during the period	—	—	82
Period-end balance	—	—	—
Weighted-average interest rate:
At end of period	—	—	—
During the period	—	—	0.59%

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2012, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

We have a title insurance operation, which is a division of the Bank’s wholly-owned subsidiary, Pulaski Service Corp.  Acting as agent for two large, nationally-recognized title insurance companies, the division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports).  The policies are issued primarily on residential transactions.  However, the division also issues policies on certain commercial transactions. Customers of the title division consist primarily of the Bank’s residential mortgage loan customers and also include others that have been referred to the title division.

We operate a residential appraisal division consisting of four appraisers.  The business consists primarily of providing appraisal services to the Bank’s mortgage loan customers.  All appraisers are either certified or licensed in Missouri, Kansas or both.

We operate a fixed-income securities sales division consisting of six management and sales personnel.  The business consists primarily of buying and selling bonds for community bank and public entity investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corp., sells fixed rate annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2012, the Bank’s equity investment in its subsidiary was $850,000 or 0.06% of the Bank’s assets.

Personnel

As of September 30, 2012, we had 416 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	61	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	58	President of Pulaski Bank
Paul J. Milano	56	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian C. Boyles	41	President of Mortgage Lending Division of Pulaski Bank
Brian J. Björkman	41	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	44	Executive Vice President of Banking Operations of Pulaski Bank

(1)       As of September 30, 2012.

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

Brian C. Boyles was named President of the Mortgage Division of the Company in November 2010.  Before joining Pulaski, Mr. Boyles was Senior Vice President of Corporate Business Development for Mortgage Services III, a leading national mortgage banker originating over $3.6 billion in mortgage volume annually.  Mr. Boyles previously held the position of President of Real Estate Lending for two Midwest-based banks spanning a 12-year period.  Mr. Boyles is a graduate of the University of Northern Iowa and has over 17 years of mortgage leadership experience.

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

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on our operations.  The Company, as a savings and loan holding company, is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  To the extent statutory or regulatory provisions are described in this section, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the Office of the Comptroller of the Currency.  On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System, who will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Additionally, the Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator.

Federal Savings Institution Regulation

Business Activities.  The activities of federal savings institutions, such as the Bank, are governed by federal laws and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal associations may engage.  In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $21 million at September 30, 2012.  However, our maximum exposure to any one borrower did not exceed $14 million at September 30, 2012.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law and could impose dividend limitations.  As of September 30, 2012, the Bank met the QTL test.

Limitations on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC.  If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. Notice must also be provided to the OCC.  If the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Assessments.  Savings institutions are required to pay assessments to the OCC to fund the agency’s operations.  The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report, financial condition and the complexity of its portfolio.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires the OCC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received a “Satisfactory” CRA rating in its most recent examination.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk weighted assets of 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight of 0% to 100%, as assigned by the capital regulation based on the risks believed are inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include capital instruments such as cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets. Up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values is also includable as supplementary capital. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2012, the Bank met each of its capital requirements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•                  a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

•                  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

•                  a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

•                  a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•                  An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•                  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•                  Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•                  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

•                  The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital, such as trust preferred securities, would be phased out over time.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.  The federal banking regulators indicated in November 2012 that they did not expect that any of the proposed rules would become effective on January 1, 2013.  The federal banking regulators did not specify a new deadline.

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

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  The initial base assessment rates range from five to 35 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank participates in the unlimited noninterest bearing transaction account coverage.  The Bank and the Company opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2013.

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

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  The management of the Bank is not aware of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2012 of $5.6 million.

Federal Reserve System.   The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied over $79.5 million.  The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.

Other Regulations

Pulaski Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•                  Truth in Savings Act;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Pulaski Bank also are subject to the:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•                  Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•                  The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies may be subject to regulatory capital requirements before the end of the five-year period.

The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies.  The federal regulatory agencies are required to issue joint rules requiring all holding companies to serve as a source of strength for depository institution subsidiaries by providing capital, liquidity and other support in times of financial distress.

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

Participation in the U.S. Department of Treasury’s Capital Purchase Program.  On January 16, 2009, as part of the Capital Purchase Program under the U.S. Department of Treasury’s Troubled Asset Relief Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference, and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The Treasury sold all of the preferred stock to private investors in a Dutch auction in July 2012.

The preferred stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.

During the quarter ended September 30, 2012, the Company completed the repurchase from private investors of $7.1 million in par value, or approximately 22% of the outstanding shares, of the preferred stock in exchange for $6.6 million in cash, representing a 7.2% average discount from par value.  The repurchase resulted in a $364,000 benefit to income available to common shares.  Also during the quarter ended September 30, 2012, the Company completed the repurchase of the Warrant from the Treasury in exchange for $1.1 million in cash.  The combined impact of these transactions resulted in a

$7.7 million reduction in total stockholders’ equity.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.

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

Our provision for loan losses has been elevated over the past four fiscal years and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, especially due to our level of non-performing assets.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

For the year ended September 30, 2012, we recorded a provision for loan losses of $14.5 million and net loan charge-offs of $23.0 million.  While our non-performing assets decreased from $72.1 million, or 5.51% of total assets, at September 30, 2011 to $61.4 million, or 4.56% of total assets, at September 30, 2012, the amount at September 30, 2012 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007.  The elevated level of non-performing assets was primarily due to the weakened economy and the soft real estate market.  If the economy and/or the real estate market remain weak, these assets may not perform according to their terms and the value of the collateral may be insufficient to repay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse effect on our operating results.

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

At September 30, 2012, $590.3 million, or 59.6%, of our loan portfolio consisted of loans to commercial borrowers including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  We intend to continue to emphasize these types of lending, especially owner-occupied commercial real estate loans and commercial and industrial loans.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our emphasis on residential mortgage loans and home equity lines of credit exposes us to lending risks.

At September 30, 2012, $211.8 million, or 21.4%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $42.1 million, or 4.2%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $143.9 million, or 14.5%, of our loan portfolio consisted of home equity lines of credit.  Declines in the housing market have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.  During fiscal year 2012, we experienced net charge-offs of $16.4 million on residential mortgage loans and home equity lines of credit.

Since a large portion of home equity lines of credit are generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial term of the loans, which is generally five years.  Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.

High loan-to-value ratios on a significant portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2012, approximately $19.5 million of second mortgage loans, or 4.9% of our $397.8 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90%, based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount, of up to 100% of the value of the home securing the loan. At September 30, 2012, we held $26.9 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90%.  Subsequent declines in real estate values have likely resulted in an increase in such loan-to-value ratios. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

Our earnings could be negatively affected if the level of our non-performing assets increases.

While our non-performing assets decreased from $72.1 million, or 5.51% of total assets, at September 30, 2011 to $61.4 million, or 4.56% of total assets, at September 30, 2012, the amount at September 30, 2012 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007. We do not record interest income on non-accrual loans or real estate acquired through or in lieu of foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as charges to income.  From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as charges to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

Financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructured the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency.  Savings and loan holding companies are now regulated by the Federal Reserve Board.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators.  The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies, which are to be effective no more than five years from the date of enactment.  Such consolidated capital requirements may limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the implementation of written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using, with more frequency, their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations.  If we were to become subject to a formal supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  If adopted as proposed, Basel III and regulations proposed by the federal banking agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards.  Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

Additionally, the Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has also made applicable to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  These regulatory policies could affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our interest and non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in interest income, a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  We have experienced increasing repurchase demands from and disputes with these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk.  Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We anticipate that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products (e.g., the prime rate) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2012, our goodwill totaled $3.9 million.  While we have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our total assets increased $38.3 million, or 2.9%, from $1.31 billion at September 30, 2011 to $1.35 billion at September 30, 2012, primarily due an increase in residential real estate loans held for sale, partially offset by a decrease in loans receivable.  Over the next several years, we expect to experience moderate growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we will have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2012, we had $89.0 million of FHLB advances outstanding with an additional $168.6 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $149.5 million of available borrowing capacity and no certificates of deposit obtained through national brokers.  If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

The building of market share through the creation of new branches could cause our expenses to increase faster than revenues.

We may continue to build market share in the St. Louis metropolitan area by opening new branches.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.  We have no assurance any new branches will be successful even after they have been established.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently conduct business through thirteen full-service banking offices, which include one office in each of Creve Coeur, Hazelwood, Chesterfield, Richmond Heights, Clayton and Ballwin, Missouri, two offices in St. Charles, Missouri and five offices in St. Louis, Missouri.  We own all of our offices, except for two in St. Louis and the offices in Ballwin, Clayton and Hazelwood. The leases for our offices have terms that expire between 2014 and 2022. We also own land in Florissant, Missouri and an administrative office in St. Louis.

We also conduct business through loan production offices in Belton, Chesterfield, Joplin, Lee’s Summit, Liberty, Warrensburg, Warsaw, and Sedalia, Missouri, Godfrey, Illinois and Overland Park and Wichita, Kansas.  Each of these offices are leased with terms that expire between 2013 and 2016.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $18.4 million at September 30, 2012.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The market for the registrant’s common equity and related stockholders matters required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Annual Report to Stockholders.

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation — Federal Savings Institution Regulation — Limitations on Capital Distributions.”  The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of fiscal 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 through July 31, 2012	7,371	$7.43	—	403,800
August 1, 2012 through August 31, 2012	352	7.67	—	403,800
September 1, 2012 Through September 30, 2012	2,987	8.04	—	403,800
Total	10,710	$7.61

(1)                     Represents shares withheld as payment for taxes due upon the vesting of salary stock and equity trust distributions.

(2)                     In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock.  The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the 2012 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2012 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting is incorporated by reference to page 32 in the 2012 Annual Report to Stockholders.

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

(d)                                 Equity Compensation Plan Information

The following required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Approval of the Pulaski Financial Corp. 2013 Equity Inventive Plan — Equity Compensation Plan Information.”

Item 13. Certain Relationships, and Director Independence Related Transactions

The information set forth under the sections captioned “Corporate Governance — Independent Directors,” “- Policy and Procedures Governing Related Party Transactions,” and “Transactions with Related Persons” in the Proxy Statement is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the section captioned “Proposal 3-Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2012 and 2011

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the Years ended September 30, 2012, 2011 and 2010

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2012 Annual Report to Stockholders.

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

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 16, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.7*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.8*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.10*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005
10.11*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of

Stockholders
10.12*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano and W. Thomas Reeves	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.13*	Compensation arrangement with Brian C. Boyles
13.1	2012 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Chief Executive Officer Certification regarding TARP
99.2	Chief Financial Officer Certification regarding TARP
101

The following materials from Pulaski Financial Corp.’s Annual Report on Form 10-K for the year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) The Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 21, 2012
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 21, 2012
Paul J. Milano	(principal accounting and financial
officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 21, 2012
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Director	December 21, 2012
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 21, 2012
William M. Corrigan, Jr.

/s/ Leon A. Felman	Director	December 21, 2012
Leon A. Felman

/s/ Michael R. Hogan	Director	December 21, 2012
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 21, 2012
Timothy K. Reeves

/s/ Sharon A. Tucker	Director	December 21, 2012
Sharon A. Tucker