Form 10-Q
period 2012-12-31
PULASKI FINANCIAL CORP
filed 2013-02-14
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2013
Common Stock, par value $.01 per share	11,359,448 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

	December 31,	September 30,
	2012	2012
ASSETS
Cash and amounts due from depository institutions	$16,582,088	$15,834,193
Federal funds sold and overnight interest-bearing deposits	58,067,932	46,500,729
Total cash and cash equivalents	74,650,020	62,334,922
Debt and mortgage-backed securities available for sale, at fair value	21,192,988	21,921,417
Mortgage-backed securities held to maturity, at amortized cost (fair value of $5,993,307 and $6,096,227 at December 31, 2012 and September 30, 2012, respectively)	5,565,930	5,656,963
Capital stock of Federal Home Loan Bank, at cost	5,336,100	5,558,600
Mortgage loans held for sale, at lower of cost or market	197,875,823	180,574,694
Loans receivable (net of allowance for loan losses of $17,956,832 and $17,116,595 at December 31, 2012 and September 30, 2012, respectively)	987,807,786	975,727,642
Real estate acquired in settlement of loans (net of allowance for losses of $5,466,200 and $4,706,775 at December 31, 2012 and September 30, 2012, respectively)	9,672,860	13,952,168
Premises and equipment, net	18,154,761	18,415,977
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,544,241	3,888,611
Bank-owned life insurance	32,075,942	31,844,074
Deferred tax assets	12,087,216	11,638,492
Prepaid expenses, accounts receivable and other assets	10,393,287	12,065,342
Total assets	$1,382,295,478	$1,347,517,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,143,377,376	$1,102,679,773
Advances from Federal Home Loan Bank	84,000,000	89,000,000
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,096,032	5,589,385
Accrued interest payable	616,553	695,111
Other liabilities	12,374,515	11,796,985
Total liabilities	1,262,053,476	1,229,350,254
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 25,418 shares issued at December 31, 2012 and September 30, 2012, respectively: $1,000 per share liquidation value, net of discount	25,063,973	24,976,239
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at December 31, 2012 and September 30, 2012	130,687	130,687
Treasury stock at cost; 2,101,585 and 2,114,246 shares at December 31, 2012 and September 30, 2012, respectively	(16,044,919)	(15,939,378)
Additional paid-in capital	57,298,438	56,849,475
Accumulated other comprehensive income, net	24,490	21,475
Retained earnings	53,769,333	52,128,674
Total stockholders’ equity	120,242,002	118,167,172
Total liabilities and stockholders’ equity	$1,382,295,478	$1,347,517,426

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	December 31,
	2012	2011
Interest and Dividend Income:
Loans receivable	$11,938,548	$13,200,999
Mortgage loans held for sale	1,568,614	1,310,497
Securities and other	105,628	112,140
Total interest and dividend income	13,612,790	14,623,636
Interest Expense:
Deposits	1,440,123	2,144,916
Advances from Federal Home Loan Bank	233,495	231,983
Subordinated debentures	131,834	132,152
Total interest expense	1,805,452	2,509,051
Net interest income	11,807,338	12,114,585
Provision for loan losses	2,065,000	3,000,000
Net interest income after provision for loan losses	9,742,338	9,114,585
Non-Interest Income:
Mortgage revenues	2,987,774	1,686,716
Retail banking fees	1,153,481	1,001,047
Investment brokerage revenues	293,490	374,326
Bank-owned life insurance	231,868	261,170
Other	49,515	92,166
Total non-interest income	4,716,128	3,415,425
Non-Interest Expense:
Salaries and employee benefits	4,566,398	3,743,449
Occupancy, equipment and data processing expense	2,360,326	2,180,652
Advertising	119,194	108,202
Professional services	554,450	426,437
FDIC deposit insurance premium expense	434,092	440,860
Real estate foreclosure losses and expense, net	1,214,281	745,186
Postage, document delivery and office supplies	190,555	133,426
Other	418,896	353,215
Total non-interest expense	9,858,192	8,131,427
Income before income taxes	4,600,274	4,398,583
Income tax expense	1,472,545	1,356,507
Net income	$3,127,729	$3,042,076
Other comprehensive income:
Unrealized gains on debt and mortgage-backed securities available for sale (net of income taxes in 2012 and 2011 of $15,010 and $6,648, respectively)	3,015	10,846
Comprehensive income	$3,130,744	$3,052,922
Income available to common shares	$2,722,270	$2,524,606
Per Common Share Amounts:
Basic earnings per common share	$0.25	$0.24
Weighted average common shares outstanding - basic	10,815,633	10,605,620
Diluted earnings per common share	$0.25	$0.23
Weighted average common shares outstanding - diluted	11,066,355	11,004,706

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2012

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Income, Net	Earnings	Total

Balance, September 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	3,127,729	3,127,729
Other comprehensive income	—	—	—	—	3,015	—	3,015

Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,081,611)	(1,081,611)
Preferred stock dividends	—	—	—	—	—	(317,725)	(317,725)
Accretion of discount on preferred stock	87,734	—	—	—	—	(87,734)	—
Stock options exercised (4,400 shares)	—	—	15,489	17,672	—	—	33,161
Stock option and award expense	—	—	—	498,566	—	—	498,566
Common stock issued under employee compensation plans, net (2,762 shares)	—	—	(169,531)	(116,926)	—	—	(286,457)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(4,881)	—	—	(4,881)
Issuance of equity trust shares from Treasury, net of forfeitures (3,148 shares)	—	—	—	65,725	—	—	65,725
Distribution of equity trust shares (5,499 shares)	—	—	48,501	(48,501)
Amortization of equity trust expense	—	—	—	36,159	—	—	36,159
Tax cost from release of equity trust shares	—	—	—	1,149	—	—	1,149
Balance, December 31, 2012	$25,063,973	$130,687	$(16,044,919)	$57,298,438	$24,490	$53,769,333	$120,242,002

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Three Months Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$3,127,729	$3,042,076
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	498,776	524,682
Net deferred loan costs	334,896	459,408
Debt and mortgage-backed securities premiums and discounts, net	103,025	88,046
Equity trust expense, net	36,159	77,543
Stock option and award expense	498,566	236,896
Provision for loan losses	2,065,000	3,000,000
Provision for losses on real estate acquired in settlement of loans	1,184,026	1,033,400
Gains on sales of real estate acquired in settlement of loans	(135,506)	(307,352)
Originations of mortgage loans held for sale	(384,689,129)	(382,738,792)
Proceeds from sales of mortgage loans held for sale	370,363,717	329,874,834
Gain on sales of mortgage loans held for sale	(2,975,717)	(1,292,834)
Increase in cash value of bank-owned life insurance	(231,868)	(261,170)
Increase in deferred tax asset	(448,724)	(66,489)
Common stock issued under employee compensation plan	16,673	20,852
Excess tax benefit from stock-based compensation	—	(1,286)
Tax expense for release of equity trust shares	(1,149)	—
Increase (decrease) in accrued expenses	9,633	(88,030)
Decrease in current income taxes payable	1,921,968	1,536,471
Changes in other assets and liabilities	583,096	(62,918)
Net adjustments	(10,866,558)	(47,966,739)
Net cash used in operating activities	(7,738,829)	(44,924,663)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	14,950,000	13,400,000
Principal payments on mortgage-backed securities	118,334	1,605,171
Redemption of Federal Home Loan Bank stock	4,712,500	678,800
Sales of real estate acquired in settlement of loans	4,197,938	1,202,887
Purchases of:
Debt securities available for sale	(14,347,033)	(9,946,157)
Federal Home Loan Bank stock	(4,490,000)	(2,097,300)
Premises and equipment	(237,560)	(184,364)
Net (increase) decrease in loans receivable	(15,447,190)	4,735,774
Net cash (used in) provided by investing activities	$(10,543,011)	$9,394,811

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011, CONTINUED

	Three Months Ended
	December 31,
	2012	2011
Cash Flows From Financing Activities:
Net increase in deposits	$40,697,603	$4,105,608
(Repayment of) proceeds from Federal Home Loan Bank advances, net	(5,000,000)	20,000,000
Net decrease in advance payments by borrowers for taxes and insurance	(3,493,353)	(2,659,325)
Proceeds from stock options excercised	33,161	99,130
Issuance of treasury shares to equity trust	65,725	68,768
Excess tax benefit from stock based compensation	—	1,286
Tax expense for release of equity trust shares	1,149	—
Dividends paid on common stock	(1,081,611)	(1,072,598)
Dividends paid on preferred stock	(317,725)	(406,725)
Common stock purchased under dividend reinvestment plan	—	(5,628)
Commission on shares purchased reinvestment plan	(4,881)	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(303,130)	(19,721)
Net cash provided by financing activities	30,596,938	20,110,795
Net increase (decrease) in cash and cash equivalents	12,315,098	(15,419,057)
Cash and cash equivalents at beginning of period	62,334,922	57,071,006
Cash and cash equivalents at end of period	$74,650,020	$41,651,949

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$1,519,979	$2,317,233
Interest on advances from Federal Home Loan Bank	233,144	231,616
Interest on subordinated debentures	130,439	129,064
Cash paid during the period for interest	1,883,562	2,677,913
Income taxes, net	—	(108,113)

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	1,036,612	488,150
Loans made to facilitate the sale of real estate acquired in settlement of loans receivable	69,462	1,410,593

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                      BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC.  All significant intercompany accounts and transactions have been eliminated.  The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of obligations on its subordinated debentures.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full-service branch network and mortgage loan production offices.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not contain all of the information and disclosures required by U.S. GAAP as applied to annual reports on Form 10-K.  Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2012 contained in the Company’s 2012 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2012 and September 30, 2012 and its results of operations for the three month periods ended December 31, 2012 and 2011.  The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

Certain reclassifications have been made to fiscal 2012 amounts to conform to the fiscal 2013 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of December 31, 2012, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                      PREFERRED STOCK

On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference (the “Preferred Stock”), and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share (the “Warrant”) in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the Preferred Stock and the Warrant on a pro rata basis, based upon the estimated fair values of the Preferred Stock and the Warrant.  As a result, $2.2 million of the proceeds were allocated to the Warrant, which increased additional paid-in capital from common stock.  The amount allocated to the Warrant is considered a discount on the Preferred Stock and has been amortized using the level yield method over a five-year period through a charge to retained earnings.  Such amortization does not reduce net income, but reduces income available for common shares.

The Preferred Stock pays cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company may, at its option, redeem the Preferred Stock at the liquidation preference plus accrued and unpaid dividends.

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

The Treasury sold all of the Preferred Stock to private investors in a Dutch auction that was completed in July 2012.  The Company completed the repurchase of the Warrant from the Treasury in exchange for $1.1 million in cash during the quarter ended September 30, 2012.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.

3.                      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2012	2011
Net income	$3,127,729	$3,042,076
Less:
Preferred dividends declared	(317,725)	(406,725)
Accretion of discount on preferred stock	(87,734)	(110,745)
Income available to common shares	$2,722,270	$2,524,606

Weighted average common shares outstanding - basic	10,815,633	10,605,620
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	210,112	302,400
Equivalent shares - employee stock options and awards	40,610	41,332
Equivalent shares - common stock warrant	—	55,354
Weighted average common shares outstanding - diluted	11,066,355	11,004,706

Earnings per share:
Basic	$0.25	$0.24
Diluted	$0.25	$0.23

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

Options to purchase common shares totaling 479,311 and 655,095 were excluded from the computations of diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.                      STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At December 31, 2012, the Company had 68,970 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the three months ended December 31, 2012 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2012	365,170	$7.13
Granted	36,056	8.55
Vested	(136,825)	7.27
Forfeited	—	—
Nonvested at December 31, 2012	264,401	$7.27

During the year ended September 30, 2012, the Company granted an aggregate of 250,000 shares of contingent, performance-based restricted stock to six executive officers.  The shares of restricted stock vest as follows: 25% on the date of the filing of the annual report on Form 10-K for the year ended September 30, 2012; 25% on the date of the filing of the annual report on Form 10-K for the year ended September 30, 2013; and 50% on the date of the filing of the annual report on Form 10-K for the year ended September 30, 2014. In each case the vesting is subject to the Company’s achievement of certain earnings per share targets. The grants do not provide for partial vesting for performance levels achieved below the stated targets nor will additional shares be granted if the Company’s performance exceeds the earnings per share targets. If an earnings per share target is not met, vesting may still occur in a subsequent period based on cumulative results. Additionally, recipients cannot receive the final vesting unless the Company’s total shareholder return exceeds certain peer indices. One-third of the shares received are required to be held until the earlier of retirement or five years from the date of vesting.

Stock Options Awards - A summary of activity in the Company’s stock option program as of and for the three months ended December 31, 2012 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2012	629,936	$11.20
Granted	17,500	8.39
Exercised	(4,400)	7.54
Forfeited	(17,850)	9.57
Outstanding at December 31, 2012	625,186	$11.19	$273,483	4.7
Exercisable at December 31, 2012	572,403	$11.24	$258,063	4.5

The weighted-average fair value per share of stock options granted during the three months ended December 31, 2012 was $2.12.  Cash received from stock options exercised during the three months ended December 31, 2012 totaled $33,000.  The total intrinsic value of stock options exercised during the three months ended December 31, 2012 was $3,000.

As of December 31, 2012, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $67,000 and $1.3 million, respectively, and the related weighted average periods over which it is expected to be recognized is approximately 1.2 and 1.9 years, respectively.

There were no stock options granted during the three months ended December 31, 2011.  The fair value of stock options granted during the three months ended December 31, 2012 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  During the three months ended December 31, 2012, the plan purchased 9,873 shares on behalf of the participants at an average price of $8.43 and distributed 5,499 vested shares to participants with an aggregate market value at the time of distribution of $51,500.  At December 31, 2012, there were 386,569 shares in the plan with an aggregate carrying value of $3.4 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 181,471 shares that were not yet vested.

5.                      INCOME TAXES

Deferred tax assets totaled $12.1 million and $11.6 million at December 31, 2012 and September 30, 2012, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at December 31, 2012 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At December 31, 2012, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2012, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                      DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$76,468	$10,801	$—	$87,269
Fannie Mae	5,484,630	416,525	—	5,901,155
Total	5,561,098	427,326	—	5,988,424

Collateralized mortgage obligations:
Freddie Mac	4,832	51	—	4,883

Total held to maturity	$5,565,930	$427,377	$—	$5,993,307

Weighted average yield at end of period	3.75%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$20,890,401	$9,381	$(384)	$20,899,398
Mortgage-backed securities:
Ginnie Mae	263,088	30,502	—	293,590
Total available for sale	$21,153,489	$39,883	$(384)	$21,192,988

Weighted average yield at end of period	0.41%

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$89,752	$13,085	$—	$102,837
Fannie Mae	5,562,187	426,125	—	5,988,312
Total	5,651,939	439,210	—	6,091,149

Collateralized mortgage obligations:
Freddie Mac	5,024	54	—	5,078

Total held to maturity	$5,656,963	$439,264	$—	$6,096,227

Weighted average yield at end of period	3.76%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$21,594,679	$4,705	$(4,289)	$21,595,095
Mortgage-backed securities:
Ginnie Mae	292,101	34,221	—	326,322
Total available for sale	$21,886,780	$38,926	$(4,289)	$21,921,417

Weighted average yield at end of period	0.46%

As of December 31, 2012 and September 30, 2012, the Company had no debt or mortgage-backed securities that were in a continuous loss position for twelve months or more and thus, based on the existing facts and circumstances, no other-than-temporary impairment exists.  Debt and mortgage-backed securities with carrying values totaling approximately $26.2 million and $27.3 million at December 31, 2012 and September 30, 2012, respectively, were pledged to secure deposits of public entities, trust funds, and for other purposes as required by law.

7.                      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31,	September 30,
	2012	2012
Single-family residential:
First mortgage	$208,837,999	$211,759,949
Second mortgage	42,798,376	42,091,046
Home equity lines of credit	136,918,503	143,931,567
Total single-family residential	388,554,878	397,782,562
Commercial:
Commercial and multi-family real estate	336,528,101	323,333,936
Land acquisition and development	46,073,398	47,262,727
Real estate construction and development	20,535,587	21,906,992
Commercial and industrial	210,477,714	197,754,774
Total commercial	613,614,800	590,258,429
Consumer and installment	2,790,735	2,673,925
	1,004,960,413	990,714,916
Add (less):
Deferred loan costs, net	2,982,100	3,115,384
Loans in process	(2,177,895)	(986,063)
Allowance for loan losses	(17,956,832)	(17,116,595)
Total	$987,807,786	$975,727,642
Weighted average interest rate at end of period	4.89%	4.92%

Ratio of allowance to total outstanding loans	1.79%	1.73%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan charge-offs are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the entire loan portfolio.

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

As the result of the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of the Currency’s (“OCC”) Call Reports that became effective March 31, 2012, the Company modified its charge-off policy during the three months ended March 31, 2012 to comply with the OCC’s guidelines.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  In general under the Company’s previous policy, a specific reserve could have been recorded in lieu of a charge-off on an impaired collateral-dependent loan when management believed that the borrower still had the ability to bring the loan current or could provide additional collateral.  The Company did not charge off loans based solely on a predetermined length of delinquency.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves were generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts failed, all or a portion of the loan was generally charged off, as appropriate.  The OCC generally requires such impairment charges to be recognized through loan charge-offs.  For purposes of determining the allowance for loan losses, all charge-offs and changes in the level of specific reserves were included in the determination of historical loss rates for each pool of loans with similar risk characteristics.  As the result of the modifications to the loan charge-off policy to comply with the OCC’s guidance, the Company recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses or stockholders’ equity during the three months ended March 31, 2012.

During the quarter ended September 30, 2012, the Company adopted newly-issued industry-wide guidance by the OCC that clarified the accounting treatment for mortgage and consumer loans where the borrower’s obligation was discharged in bankruptcy and the borrower did not reaffirm the debt.  The guidance clarified that such loans should be classified as non-accrual and should be charged down to the underlying collateral value less costs to sell even if the borrower is current on all payments.  Following previous regulatory guidance, the Company had historically restored such loans to accrual status if the borrower had made six consecutive timely payments and certain other criteria were met.  This clarification resulted in charge-offs totaling $697,000 during the quarter ended September 30, 2012 and a $713,000 increase in non-accrual loans at September 30, 2012.  While the impact of the OCC clarification accelerated charge-offs of such loans, the allowance for loan losses contained full coverage for these charge-offs resulting in no corresponding increase in the provision for loan losses in the period the guidance was adopted.

During the three months ended December 31, 2012 and 2011, charge-offs of non-performing and impaired loans totaled $3.6 million and $3.0 million, respectively, including partial charge-offs of $2.4 million and $0, respectively.  At December 31, 2012 and September 30, 2012, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $13.8 million and $16.2 million, respectively.

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

The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Such loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Since a large portion of the Company’s home equity lines of credit are generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial term of the loan, which is generally five years.  Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loan converts to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally ten years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans, but only up to 80% of the collateral values and on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.

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

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of individually impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure.  These historical loss rates for each risk group are used as the starting point to determine allowance provisions.  Such rates are then adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, including the impact of scheduled loan maturities, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2012 and 2011:

	Three months ended
	December 31,
	2012	2011
Balance, beginning of period	$17,116,595	$25,713,622
Provision charged to expense	2,065,000	3,000,000
Charge-offs:
Residential real estate loans:
First mortgage	1,235,819	705,151
Second mortgage	350,846	138,005
Home equity lines of credit	713,758	1,330,510
Total residential real estate loans	2,300,423	2,173,666
Commercial loans:
Commercial & multi-family real estate	522,715	788,808
Land acquisition & development	23,043	—
Real estate construction & development	259,743	—
Commercial & industrial	483,620	—
Total commercial loans	1,289,121	788,808
Consumer and other	34,199	29,820
Total charge-offs	3,623,743	2,992,294
Recoveries:
Residential real estate loans:
First mortgage	24,635	8,017
Second mortgage	34,338	13,844
Home equity lines of credit	85,876	30,515
Total residential real estate loans	144,849	52,376
Commercial loans:
Commercial & multi-family real estate	1,041,592	—
Land acquisition & development	16,660	6,431
Real estate construction & development	1,169,485	180
Commercial & industrial	15,000	5,614
Total commercial loans	2,242,737	12,225
Consumer and other	11,394	3,624
Total recoveries	2,398,980	68,225
Net charge-offs	1,224,763	2,924,069
Balance, end of period	$17,956,832	$25,789,553

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2012 and 2011, respectively.

	Three Months Ended December 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	2,129,703	(118,599)	20,615	33,281	2,065,000
Charge offs	(2,300,423)	(1,289,121)	(34,199)	—	(3,623,743)
Recoveries	144,849	2,242,737	11,394	—	2,398,980
Balance, end of period	$9,322,240	$8,468,320	$26,082	$140,190	$17,956,832

	Three Months Ended December 31, 2011
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged (credited) to expense	1,880,546	1,193,330	(53,003)	(20,873)	3,000,000
Charge offs	(2,173,666)	(788,808)	(29,820)	—	(2,987,594)
Recoveries	52,376	12,225	3,624	—	63,525
Balance, end of period	$16,601,702	$8,672,779	$365,082	$149,990	$25,789,553

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of December 31, 2012 and September 30, 2012, respectively.

	December 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$490,766	$86,022	$—	$—	$576,788
Loans collectively evaluated for impairment	8,831,474	8,382,298	26,082	140,190	17,380,044
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,322,240	$8,468,320	$26,082	$140,190	$17,956,832

Recorded investment in loans receivable at end of period:
Total loans receivable	$388,334,946	$614,602,460	$2,827,213		$1,005,764,619
Loans receivable individually evaluated for impairment	45,825,195	18,314,054	196,207		64,335,456
Loans receivable collectively evaluated for impairment	342,509,751	596,288,406	2,631,006		941,429,163
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$624,825	$—	$—	$—	$624,825
Loans collectively evaluated for impairment	8,723,286	7,633,303	28,272	106,909	16,491,770
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595

Recorded investment in loans receivable at end of period:
Total loans receivable	$398,732,907	$591,431,264	$2,680,065		$992,844,236
Loans receivable individually evaluated for impairment	42,642,539	22,271,208	208,620		65,122,367
Loans receivable collectively evaluated for impairment	356,090,368	569,160,056	2,471,445		927,721,869
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of December 31, 2012 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	December 31, 2012		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$17,610,605	$17,655,154	$17,462,262	$17,503,014
Troubled debt restructurings current under restructured terms	16,708,872	16,786,908	22,198,364	22,284,401
Troubled debt restructurings past due under restructured terms	8,048,803	8,074,418	7,816,737	7,855,686
Total non-performing loans	42,368,280	42,516,480	47,477,363	47,643,101
Troubled debt restructurings returned to accrual status	21,717,950	21,818,976	17,402,455	17,479,266
Total impaired loans	$64,086,230	$64,335,456	$64,879,818	$65,122,367

(1) All non-performing loans at December 31, 2012 and September 30, 2012 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at December 31, 2012 and September 30, 2012 by the impairment method used.

	December 31,	September 30,
	2012	2012
	(In Thousands)
Fair value of collateral method	$46,927	$42,405
Present value of cash flows method	17,159	22,475
Total impaired loans	$64,086	$64,880

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on non-accrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, and loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note.  Residential loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.  See Credit Quality below.

The following is a summary of impaired loans and other related information as of December 31, 2012 and September 30, 2012 and for each of the quarters ended December 31, 2012 and 2011.  The recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.

	At December 31, 2012				At September 30, 2012
		Unpaid Principal Balance				Unpaid Principal Balance
		Loans with	Loans with			Loans with	Loans with
		Partial	No Partial			Partial	No Partial
	Recorded	Charge-offs	Charge-offs	Related	Recorded	Charge-offs	Charge-offs	Related
	Investment	Recorded	Recorded	Allowance	Investment	Recorded	Recorded	Allowance
With no related allowance recorded:
Residential real estate first mortgage	$34,000,583	$6,493,444	$29,905,143	$—	$30,706,940	$6,637,737	$26,672,337	$—
Residential real estate second mortgage	4,162,147	644,843	3,902,355	—	3,840,089	632,181	3,559,450	—
Home equity lines of credit	4,272,438	1,181,338	3,692,383	—	3,436,217	1,128,509	2,827,438	—
Land acquisition and development	74,540	94,672	—	—	39,009	53,858	—	—
Real estate construction & development	95,951	408,388	—	—	388,767	114,445	328,116	—
Commercial & multi-family real estate	13,051,982	7,676,984	8,747,266	—	16,133,126	11,071,487	10,203,990	—
Commercial & industrial	4,829,574	5,180,585	1,210,769	—	5,710,306	5,182,085	1,500,954	—
Consumer and other	196,207	146,137	159,605	—	208,620	174,962	158,503	—
Total	60,683,422	21,826,391	47,617,521	—	60,463,074	24,995,264	45,250,788	—

With an allowance recorded:
Residential real estate first mortgage	3,180,137	3,239,123	—	477,009	3,932,673	751,226	3,417,970	346,365
Residential real estate second mortgage	139,875	142,697	—	10,475	393,983	—	396,977	191,612
Home equity lines of credit	70,015	70,846	—	3,282	332,637	—	335,312	86,848
Land acquisition and development	—	—	—	—	—	—	—	—
Real estate construction & development	—	—	—	—	—	—	—	—
Commercial & multi-family real estate	—	—	—	—	—	—	—	—
Commercial & industrial	262,007	266,002	—	86,022	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	3,652,034	3,718,668	—	576,788	4,659,293	751,226	4,150,259	624,825

Total:
Residential real estate first mortgage	37,180,720	9,732,567	29,905,143	477,009	34,639,613	7,388,963	30,090,307	346,365
Residential real estate second mortgage	4,302,022	787,540	3,902,355	10,475	4,234,072	632,181	3,956,427	191,612
Home equity lines of credit	4,342,453	1,252,184	3,692,383	3,282	3,768,854	1,128,509	3,162,750	86,848
Land acquisition and development	74,540	94,672	—	—	39,009	53,858	—	—
Real estate construction & development	95,951	408,388	—	—	388,767	114,445	328,116	—
Commercial & multi-family real estate	13,051,982	7,676,984	8,747,266	—	16,133,126	11,071,487	10,203,990	—
Commercial & industrial	5,091,581	5,446,587	1,210,769	86,022	5,710,306	5,182,085	1,500,954	—
Consumer and other	196,207	146,137	159,605	—	208,620	174,962	158,503	—
Total	$64,335,456	$25,545,059	$47,617,521	$576,788	$65,122,367	$25,746,490	$49,401,047	$624,825

	Three Months Ended
	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$31,589,222	$223,396	$15,824,432	$23,152
Residential real estate second mortgage	3,785,614	27,810	1,363,654	2,373
Home equity lines of credit	3,927,827	—	1,878,953	3,183
Land acquisition and development	48,451	—	32,428	—
Real estate construction & development	602,366	—	1,589,711	—
Commercial & multi-family real estate	14,440,375	96,378	5,505,945	41,222
Commercial & industrial	5,338,277	2,515	456,243	436
Consumer and other	226,870	34	15,675	468
Total		350,133		70,834

With an allowance recorded:
Residential real estate first mortgage	4,991,877	—	15,751,288	17,707
Residential real estate second mortgage	372,009	—	1,875,193	562
Home equity lines of credit	229,899	—	3,488,240	170
Land acquisition and development	73,298	—	440,287	4,002
Real estate construction & development	—	—	564,309	—
Commercial & multi-family real estate	36,216	—	3,860,616	44,400
Commercial & industrial	120,187	—	824,774	4,966
Consumer and other	8,737	—	386,252	—
Total		—		71,807

Total:
Residential real estate first mortgage	36,581,099	223,396	31,575,720	40,859
Residential real estate second mortgage	4,157,623	27,810	3,238,847	2,935
Home equity lines of credit	4,157,726	—	5,367,193	3,353
Land acquisition and development	121,749	—	472,715	4,002
Real estate construction & development	602,366	—	2,154,020	—
Commercial & multi-family real estate	14,476,591	96,378	9,366,561	85,622
Commercial & industrial	5,458,464	2,515	1,281,017	5,402
Consumer and other	235,607	34	401,927	468
Total		$350,133		$142,641

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  In general, loans are placed on non-accrual when they become 90 days or more past due.  However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed.  Many factors are considered prior to returning a loan to accrual status, including a positive change in the borrower’s financial situation or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at December 31, 2012 and September 30, 2012.  The summary does not include $457,000 and $351,000 of commercial loans at December 31, 2012 and September 30, 2012, respectively, that had passed their contractual maturity dates and were in the process of renewal because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	December 31, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$2,366,433	$790,859	$7,667,392	$10,824,684	$196,917,386	$207,742,070	$—	$20,505,002
Residential real estate second mortgage	495,897	72,204	607,659	1,175,760	41,791,558	42,967,318	—	2,083,804
Home equity lines of credit	1,874,257	746,694	1,269,440	3,890,391	133,735,167	137,625,558	—	3,803,346
Land acquisition and development	—	27,000	—	27,000	46,117,866	46,144,866	—	74,540
Real estate construction & development	—	—	99,000	99,000	20,403,052	20,502,052	—	95,951
Commercial & multi-family real estate	1,795,915	—	4,396,120	6,192,035	330,987,521	337,179,556	—	10,803,061
Commercial & industrial	83,871	—	262,007	345,878	210,430,108	210,775,986	—	5,007,241
Consumer and other	13,634	6,960	89,276	109,870	2,717,343	2,827,213	—	143,535
Total	$6,630,007	$1,643,717	$14,390,894	$22,664,618	$983,100,001	$1,005,764,619	$—	$42,516,480

	September 30, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate first mortgage	$2,567,694	$3,229,337	$5,792,387	$11,589,418	$200,183,277	$211,772,695	$—	$21,635,255
Residential real estate second mortgage	264,540	273,642	433,195	971,377	41,277,730	42,249,107	—	2,257,475
Home equity lines of credit	1,940,740	902,941	1,182,495	4,026,176	140,684,929	144,711,105	—	3,420,409
Land acquisition and development	110,308	—	39,009	149,317	47,186,229	47,335,546	—	39,009
Real estate construction & development	—	—	357,643	357,643	21,535,974	21,893,617	—	388,767
Commercial & multi-family real estate	290,776	69,756	8,230,195	8,590,727	315,502,338	324,093,065	—	14,155,739
Commercial & industrial	23,421	—	266,042	289,463	197,819,573	198,109,036	—	5,601,512
Consumer and other	5,467	4,152	149,861	159,480	2,520,585	2,680,065	—	144,935
Total	$5,202,946	$4,479,828	$16,450,827	$26,133,601	$966,710,635	$992,844,236	$—	$47,643,101

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower-specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.

The following is a summary of the recorded investment of loan risk ratings by class at December 31, 2012 and September 30, 2012:

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$184,790,498	$77,704	$19,653,304	$3,220,564	$—
Residential real estate second mortgage	40,561,290	181,214	1,639,928	584,886	—
Home equity lines of credit	133,388,154	85,821	2,913,595	1,237,988	—
Land acquisition and development	34,359,225	4,545,005	7,213,636	27,000	—
Real estate construction & development	20,406,101	—	—	95,951	—
Commercial & multi-family real estate	313,230,908	3,259,443	20,268,389	420,816	—
Commercial & industrial	203,605,255	900,315	6,270,416	—	—
Consumer and other	2,683,678	—	4,023	139,512	—
Total	933,025,109	9,049,502	57,963,291	5,726,717	—
Less related specific allowance	—	—	(576,788)	—	—
Total net of allowance	$933,025,109	$9,049,502	$57,386,503	$5,726,717	$—

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$185,061,008	$462,421	$23,039,578	$3,209,688	$—
Residential real estate second mortgage	39,698,676	181,825	1,779,092	589,514	—
Home equity lines of credit	139,910,992	146,631	3,511,016	1,142,466	—
Land acquisition and development	34,632,857	4,549,053	8,153,636	—	—
Real estate construction & development	21,504,850	—	34,173	354,594	—
Commercial & multi-family real estate	297,366,661	1,189,914	22,729,017	2,807,473	—
Commercial & industrial	184,570,394	575,990	12,962,652	—	—
Consumer and other	2,535,130	—	—	144,935	—
Total	905,280,568	7,105,834	72,209,164	8,248,670	—
Less related specific allowance	—	—	(624,825)	—
Total net of allowance	$905,280,568	$7,105,834	$71,584,339	$8,248,670	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of December 31, 2012 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	December 31, 2012		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$16,708,872	$16,786,908	$22,198,364	$22,284,401
Past due under restructured terms	8,048,803	8,074,418	7,816,737	7,855,686
Total non-performing	24,757,675	24,861,326	30,015,101	30,140,087
Returned to accrual status	21,717,950	21,818,976	17,402,455	17,479,266
Total troubled debt restructurings	$46,475,625	$46,680,302	$47,417,556	$47,619,353

(1) All non-performing loans at December 31, 2012 and September 30, 2012 were classified as non-accrual.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance, extending the maturity date, or a discharge in bankruptcy and the borrower has not reaffirmed the debt.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring classification once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.  Loans classified as troubled debt restructurings are evaluated individually for impairment.  See Impaired Loans.  In addition, all charge-offs and changes in specific allowances related to loans classified as troubled debt restructurings are included in the historical loss rates used to determine the allowance and related provision for loan losses, as discussed above.

Accruing loans that were restructured within the three months ended December 31, 2012 and 2011, and loans that were restructured during the previous twelve months and defaulted during the three months ended December 31, 2012 and 2011 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Previous
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Residential mortgage loans	$1,359,662	$1,171,249	$2,106,511	$1,819,872
Commercial loans	1,010,321	—	89,296	1,783,241
Consumer loans	1,341	—	—	—
Total	$2,371,324	$1,171,249	$2,195,807	$3,603,113

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at December 31, 2012 and September 30, 2012 was $5,000 and $5,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $796,000 and $895,000 for the three months ended December 31, 2012 and December 31, 2011, respectively.  The actual amount of interest income recognized under the restructured terms totaled $291,000 and $581,000 for the three months ended December 31, 2012 and December 31, 2011, respectively.  Provisions for losses related to restructured loans totaled $765,000 and $779,000 during the three months ended December 31, 2012 and December 31, 2011, respectively.

Included in impaired loans at December 31, 2012 and September 30, 2012 were $24.8 million and $30.0 million, respectively, of loans that were modified and are classified as troubled debt restructurings because of the borrowers’ financial difficulties.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past due interest to the principal balance of the loans, the scheduled renewal rates of the loans at maturity were determined to be less than risk-adjusted market interests rate on similar credits, or the borrower’s obligation was discharged in bankruptcy and the borrower did not reaffirm the debt.  At December 31, 2012, $16.7 million, or 67.5%, of these loans were performing as agreed under the modified terms of the loans compared with $22.2 million, or 74.0%, at September 30, 2012.  Specific loan loss allowances related to troubled debt restructurings at December 31, 2012 and September 30, 2012 were $491,000 and $625,000, respectively.

8.                      DEPOSITS

Deposits at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31, 2012		September 30, 2012
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$183,185,387	—	$173,374,357	—
Interest-bearing checking	311,680,674	0.11%	297,523,150	0.14%
Savings accounts	38,384,022	0.13%	37,257,868	0.14%
Money market	172,153,307	0.25%	149,193,821	0.26%
Total transaction accounts	705,403,390	0.12%	657,349,196	0.13%

Certificates of deposit:
Retail	363,868,875	1.12%	365,847,878	1.17%
CDARS	74,105,111	0.32%	79,482,699	0.34%
Total certificates of deposit	437,973,986	0.98%	445,330,577	1.02%

Total deposits	$1,143,377,376	0.45%	$1,102,679,773	0.49%

9.                      FAIR VALUE MEASUREMENTS

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

Debt and Mortgage-Backed Securities.  The fair values of debt and mortgage-backed securities available for sale and held to maturity are generally based on quoted market prices or market prices for similar assets.  The Company uses a third-party pricing service as its primary source for obtaining market value prices.  On a quarterly basis, the

Company validates the reasonableness of prices received from the third-party pricing service through independent price verification on a representative sample of securities in the portfolio.

Interest Rate Swap Assets and Liabilities.  The fair values are based on quoted market prices by an independent valuation service.

Mortgage Loans Held for Sale.  The fair values of mortgage loans held for sale are generally based on commitment sales prices obtained from the Company’s investors.

Impaired Loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since substantially all of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  Residential real estate loans are generally inspected when they become 45 to 60 days delinquent or when communications with the borrower indicate that a potential problem exists.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired, and new appraisals are obtained when management believes there has been a significant change in fair value.  Factors that management considers when determining whether there has been a significant change in fair value for commercial real estate secured loans generally include overall market value trends in the surrounding areas and changes in factors that impact the properties’ cash flows such as rental rates and occupancy levels that differ materially from the most current appraisals.  The significance of such events is determined on a loan-by-loan basis based on the circumstances surrounding each of such loans.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the three months ended December 31, 2012 and 2011, charge-offs to the allowance for loan losses at the time of foreclosure totaled $132,000 and $634,000, respectively, which represented 12% and 58% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Prior to the quarter ended March 31, 2012, the Company generally did not record partial charge-offs on loans secured by residential real estate, but rather provided for declines in fair value in the allowance for loan losses.  See Note 7 - Loans Receivable and Allowance for Loan Losses for a discussion of this practice and changes made during the quarter ended March 31, 2012.  The large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed at least weekly after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Goodwill is reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2012 or the three months ended December 31, 2012.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2012 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$21,193	$—	$21,193	$—
Interest-rate swap	1,228	—	1,228	—
Total assets	$22,421	$—	$22,421	$—
Liabilities:
Interest-rate swap	$1,228	$—	$1,228	$—
Total liabilities	$1,228	$—	$1,228	$—

	Carrying Value at September 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$21,921	$—	$21,921	$—
Interest-rate swap	1,360	—	1,360	—
Total assets	$23,281	$—	$23,281	$—
Liabilities:
Interest-rate swap	$1,360	$—	$1,360	$—
Total liabilities	$1,360	$—	$1,360	$—

Assets that were recorded at fair value on a non-recurring basis at December 31, 2012 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2012				Three Months Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	3,058	—	176	2,882	2,860
Real estate acquired in settlement of loans	9,673	—	—	9,673	1,471
Total assets	$12,731	$—	$176	$12,555	$4,331

					Total Losses
					Recognized in
	Carrying Value at September 30, 2012				Three Months Ended
		Fair Value Measurements Using			December 31,
	Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	4,008	—	—	4,008	44
Real estate acquired in settlement of loans	13,952	—	—	13,952	1,772
Total assets	$17,960	$—	$—	$17,960	$1,816

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the three months ended December 31, 2012 or 2011.

10.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been estimated by the Company using available market information and appropriate valuation methodologies, including those described in Note 9.  However, considerable judgment is necessarily required to interpret market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company might realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and September 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2012 and September 30, 2012 are summarized as follows:

	Level in	December 31, 2012		September 30, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In Thousands)
ASSETS:
Cash and cash equivalents	Level 1	$74,650	$74,650	$62,335	$62,335
Debt and mortgage-backed securities - AFS	Level 2	21,193	21,193	21,921	21,921
Capital stock of FHLB	Level 2	5,336	5,336	5,559	5,559
Mortgage-backed securities - HTM	Level 2	5,566	5,993	5,657	6,096
Mortgage loans held for sale	Level 1	197,876	204,430	180,575	185,641
Loans receivable	Level 3	987,808	1,031,839	975,728	1,024,992
Accrued interest receivable	Level 2	3,554	3,554	3,889	3,889
Interest-rate swap assets	Level 2	1,228	1,228	1,360	1,360

LIABILITIES:
Deposit transaction accounts	Level 2	705,403	705,403	657,349	657,349
Certificate of deposits	Level 2	437,974	440,481	445,331	446,529
Advances from the FHLB	Level 2	84,000	86,645	89,000	91,864
Subordinated debentures	Level 2	19,589	19,586	19,589	19,583
Accrued interest payable	Level 2	617	617	695	695
Interest-rate swap liabilities	Level 2	1,228	1,228	1,360	1,360

In addition to the methods described in Note 9 above, the following methods and assumptions were used to estimate the fair value of the financial instruments:

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

Off-Balance-Sheet Items - The estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements.  The aggregate value of these fees is not material.  Such commitments are summarized in Note 12, Commitments and Contingencies.

11.               LIABILITY FOR LOANS SOLD

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $347 million and $343 million at December 31, 2012 and September 30, 2012, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the three months ended December 31, 2012 and 2011:

	2012	2011
Received during period	$2,225,000	$3,595,000
Resolved during period	2,757,000	1,890,000
Unresolved at end of period	4,534,000	10,359,000

The following is a summary of the changes in the liability for loans sold during the three months ended December 31, 2012 and 2011:

	2012	2011
Balance at beginning of period	$977,134	$1,257,146
Provisions charged to expense	243,729	521,438
Amounts paid to resolve demands	(54,211)	(123,668)
Balance at end of period	$1,166,652	$1,654,916

During the quarter ended September 30, 2012, the Company paid $1.95 million to two of its largest mortgage loan investors to settle all past, present and potential future make-whole and repurchase claims against the Bank.  The Bank was no longer selling loans to these investors and determined that such settlements would be advantageous to the Company.  These settlements resolved all past, present and potential future claims on approximately one-third of total loans sold in past periods.  The payments were charged to the liability for loans sold.

The liability for loans sold of $1.2 million at December 31, 2012 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

12.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at December 31, 2012 and September 30, 2012.

	December 31,	September 30,
	2012	2012
	(In Thousands)
Commitments to originate residential first and second mortgage loans	$117,904	$121,096
Commitments to originate commercial mortgage loans	47,798	46,058
Commitments to originate non-mortgage loans	25,059	12,458
Unused lines of credit	193,978	195,002

The Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

13.               INTEREST-RATE SWAPS

The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings.

The fair values of these contracts recorded in the consolidated balance sheets at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31,	September 30,
	2012	2012
Fair value recorded in other assets	$1,228,000	$1,360,000
Fair value recorded in other liabilities	1,228,000	1,360,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three months ended December 31, 2012 and 2011 are summarized as follows:

	Three Months Ended
	December 31,
	2012	2011
Gross losses on derivative financial assets	$133,000	$131,000
Gross gains on derivative financial liabilities	(133,000)	(131,000)
Net gain or loss	$—	$—

14.     GOODWILL

Goodwill totaled $3.9 million at December 31, 2012 and September 30, 2012.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the three months ended December 31, 2012 or December 31, 2011.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2012, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-first year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.38 billion in assets at December 31, 2012.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

The Company has primarily grown its assets and deposits internally by building its residential and commercial lending operations, by opening de novo branches and loan production offices, and by hiring experienced bankers with existing customer relationships in its market areas.  The Company’s goal is to continue to deliver value to its shareholders and enhance its franchise value and earnings through controlled growth in its banking operations, while maintaining the personal, community-oriented customer service that has characterized its success to date.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area, and its operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  The commercial loan portfolio includes permanent mortgage loans secured by owner and non-owner occupied commercial and multi-family residential real estate, commercial and industrial loans, and to a much lesser extent, commercial and multi-family construction loans and land acquisition and development loans.

Commercial loan originations totaled $124.1 million during the three months ended December 31, 2012 compared with $102.7 million during the same period last year.  Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending and owner-occupied commercial real estate lending.  The commercial loan portfolio increased $23.4 million, or 4.0%, during the three-month period to $613.6 million at December 31, 2012 compared with $590.3 million at September 30, 2012.  Commercial and multi-family real estate loans increased $13.2 million to $336.5 million at December 31, 2012 compared with $323.3 million at September 30, 2012.  Commercial and industrial loans increased $12.7 million to $210.5 million at December 31, 2012 compared with $197.8 million at September 30, 2012.  Partially offsetting these increases were decreases in real estate construction and development loans and land acquisition and development loans.  Real estate construction and development loans decreased $1.4 million to $20.5 million at December 31, 2012 compared with $21.9 million at September 30, 2012.  Land acquisition and development loans decreased $1.2 million to $46.1 million at December 31, 2012 compared with $47.3 million at September 30, 2012.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $218.9 million, or 19.1% of total deposits, at December 31, 2012 compared with $216.5 million, or 19.6% of total deposits, at September 30, 2012.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The principal balance of residential mortgage loans originated for sale to investors totaled $379.6 million for the quarter ended December 31, 2012 compared with $371.2 million for the same period last year.  Driven by the continued low level of market interest rates, the Company saw strong demand for mortgage refinancings during each of the current and prior-year quarters.  Loans originated to refinance existing mortgages totaled $230.4 million, or 61% of total loans originated for sale, for the quarter ended December 31, 2012 compared with $238.4 million, or 64% of total loans originated for sale, for the same quarter last year.  In addition, although the market demand for loans to finance the purchase of homes remained soft as the result of the distressed economic climate and low level of home sale activity, the Company was able to capture a large part of such purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the purchase of homes totaled $149.2 million for the quarter ended December 31, 2012 compared with $132.8 million for the same period last year.

The principal balance of residential mortgage loans sold to investors totaled $367.4 million for the quarter ended December 31, 2012, which generated mortgage revenues totaling $3.0 million, compared with $328.6 million of loans sold and $1.7 million of mortgage revenues for the quarter ended December 31, 2011.  The net profit margin on loans sold increased to 0.81% during the quarter ended December 31, 2012 compared with 0.51% for the quarter ended December 31, 2011.  The higher net profit margin during the 2012 quarter was primarily the result of improved selling prices negotiated with the Company’s loan investors and lower direct origination costs due to management’s focus on reducing such costs.

Mortgage revenues were reduced by charges to earnings totaling $244,000 and $521,000 during the three months ended December 31, 2012 and 2011, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted.  Refer to Note 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.  In addition, during the quarter ended September 30, 2012, the Company executed “global” settlements with two of its largest mortgage loan investors to settle all past, present and potential future make-whole and repurchase claims against the Bank.  The Company was no longer selling loans to these investors and determined that such settlements would be advantageous to the Company.  The settlements resolved all past, present and potential future claims on approximately one-third of total loans sold in past periods.  The settlement payments were charged against established reserves for such claims at the time of settlement.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 19.7% to $1.6 million for the quarter ended December 31, 2012 compared with $1.3 million for the quarter ended December 31, 2011.  The increase was due to a $45.1 million increase in the average balance of loans held for sale compared with the same 2011 quarter, partially offset by a 37 basis point decrease in the average yield resulting from lower market interest rates.  The increased average balance was due to an extension in the average amount of time that mortgage loans were held pending delivery to loan investors combined with loan originations in excess of loan sales.  During the quarter ended December 31, 2012, certain of the Company’s large investors experienced increased loan processing and funding timelines due to an increase in the level of loan origination and purchase activity generated by the low interest rate environment.  Loan originations during the three months ended December 31, 2012 exceeded loans sold resulting in a $17.3 million, or 9.6%, increase in mortgage loans held for sale to $197.9 million from $180.6 million at September 30, 2012.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized this type of lending.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $9.2 million, or 2.3%, to $388.6 million at December 31, 2012 compared with $397.8 million at September 30, 2012.

Retail Banking Services

Retail Banking Services.  The Company considers demand deposits, which include checking, money market and savings accounts, to be “core” deposits because they allow it to establish banking relationships with its customers that are less dependent upon interest rates paid.  Such deposits provide a stable funding source for the Bank’s asset growth and produce valuable fee income.  Core deposits are received from retail customers, commercial customers and municipal or other public entities.  Growth of relationship-based core deposits continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, best-in-class products and convenient banking locations.  Enhancing the Company’s ability to attract depositors, it offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor through its participation in the Promontory Interfinancial Network (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $10 million.  The Company also offers similar “reciprocal” arrangements on money market deposit accounts through Promontory and a large international bank.  These accounts are offered directly to the Bank’s customers in its St. Louis market.

Total deposits increased 3.7%, or $40.7 million, to $1.14 billion during the quarter ended December 31, 2012 compared with $1.10 billion at September 30, 2012.  The increase was almost entirely due to growth in municipal and public entity deposits resulting from year-end tax collections.  Total demand deposits increased $48.1 million to $705.4 million at December 31, 2012 compared with $657.3 million at September 30, 2012, while certificates of deposit decreased $7.4 million to $438.0 million compared with $445.3 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at December 31, 2012 were 0.12% and 0.98%, respectively, compared with 0.13% and 1.02%, respectively, at September 30, 2012.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at December 31, 2012 decreased to 0.45% compared with 0.49% at September 30, 2012.

Deposits received from retail customers continue to be the Company’s largest source of deposits.  However, the Company has also concentrated on attracting deposits from commercial customers and municipal or other public entities in recent years.  The interest rates paid on such deposits are typically lower than the rates paid on retail deposits.  In addition, such deposits generally provide a stable source of fee income.  The balance of deposits from retail customers remained relatively stable during the quarter, increasing only 0.4%, or $3.2 million, to $727.8 million at December 31, 2012 compared with $724.6 million at September 30, 2012.  The average interest rate paid on retail deposits at December 31, 2012 was 0.62% compared with 0.66% at September 30, 2012.  The balance of deposits from commercial customers decreased $5.7 million, or 2.1%, during the quarter to $266.5 million at December 31, 2012 compared with $272.1 million at September 30, 2012.  The decrease in commercial deposits was primarily the result of the expiration of the Transaction Account Guarantee program insuring deposits over $250,000.  However, the Company was able to maintain a large portion of the deposits previously insured under this program by shifting such deposits into CDARS and similar reciprocal deposits or by securing such deposits with investment securities or letters of credit provided by a third party.  The average interest rate paid on commercial deposits at December 31, 2012 was 0.12% compared with 0.13% at September 30, 2012.  The balance of deposits from municipal and other public entities increased $41.3 million, or 41.5%, during the quarter to $140.7 million at December 31, 2012 compared with $99.4 million at September 30, 2012.  The increase in municipal and public entity deposits was largely the result of an increase in balances related to tax collections held by a local municipality.  The average interest rate paid on municipal and public entity deposits at December 31, 2012 was 0.22% compared with 0.25% at September 30, 2012.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, increased slightly to $1.2 million for the quarter ended December 31, 2012 compared with $1.0 million for the quarter ended December 31, 2011.

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

	Three Months Ended
	December 31, 2012			December 31, 2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$225,839	$3,021	5.35%	$259,285	$3,668	5.66%
Home equity lines of credit	140,116	1,344	3.84%	171,230	1,589	3.71%
Commercial	619,044	7,560	4.89%	607,333	7,932	5.22%
Consumer	2,148	14	2.44%	2,914	12	1.66%
Total loans receivable	987,147	11,939	4.84%	1,040,762	13,201	5.07%
Mortgage loans held for sale	183,801	1,569	3.41%	138,698	1,310	3.78%
Securities and other	50,761	104	0.82%	42,660	113	1.06%
Total interest-earning assets	1,221,709	13,612	4.46%	1,222,120	14,624	4.79%
Non-interest-earning assets	86,550			87,287
Total assets	$1,308,259			$1,309,407

Interest-bearing liabilities:
Interest-bearing checking	$295,089	144	0.20%	$321,382	415	0.52%
Savings	38,487	22	0.22%	35,977	20	0.22%
Money market	153,564	111	0.29%	190,768	249	0.52%
Certificates of deposit	446,283	1,163	1.04%	413,421	1,461	1.41%
Total interest-bearing deposits	933,423	1,440	0.62%	961,548	2,145	0.89%
FHLB advances	35,401	233	2.64%	32,821	232	2.83%
Subordinated debentures	19,589	132	2.69%	19,589	132	2.70%
Total interest-bearing liabilities	988,413	1,805	0.73%	1,013,958	2,509	0.99%
Non-interest bearing liabilities:
Non-interest bearing deposits	182,531			157,286
Other non-interest bearing liabilities	16,773			15,471
Total non-interest-bearing liabilities	199,304			172,757
Stockholders’ equity	120,542			122,692

Total liabilities and stockholders’ equity	$1,308,259			$1,309,407

Net interest income		$11,807			$12,115

Interest rate spread (2)			3.73%			3.80%

Net interest margin (3)			3.87%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.60%			120.53%

(1) Includes non-accrual loans with an average balance of $46.2 million and $53.5 million for the three months ended December 31, 2012 and 2011, respectively.

(2) Yield on interest-earning assets less cost of interest-bearing  liabilities.

(3) Net interest income divided by average interest-earning assets.

RATE VOLUME ANALYSIS

The following table allocates the period-to-period changes in the Company’s various categories of interest income and expense between changes due to changes in volume (calculated by multiplying the change in average volumes of the related interest-earning asset or interest-bearing liability category by the prior year’s rate) and changes due to changes in rate (change in rate multiplied by the prior year’s volume).  Changes due to changes in rate/volume (changes in rate multiplied by changes in volume) have been allocated proportionately between changes in volume and changes in rate.

	Three Months Ended
	December 31, 2012 vs 2011
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$(454)	$(193)	$(647)
Home equity lines of credit	(299)	54	(245)
Commercial	148	(520)	(372)
Consumer	(4)	6	2
Total loans receivable	(609)	(653)	(1,262)
Mortgage loans held for sale	395	(136)	259
Securities and other	(23)	14	(9)
Net change in income on interest earning assets	(237)	(775)	(1,012)

Interest-bearing liabilities:
Interest-bearing checking	(32)	(239)	(271)
Passbook savings	2	—	2
Money market	(42)	(96)	(138)
Certificates of deposit	108	(406)	(298)
Total interest-bearing deposits	36	(741)	(705)
FHLB advances	18	(17)	1
Subordinated debentures	—	—	—
Net change in expense on interest bearing liabilities	54	(758)	(704)

Change in net interest income	$(291)	$(17)	$(308)

RESULTS OF OPERATIONS

Net income for the quarter ended December 31, 2012 was $3.1 million compared with $3.0 million during the same quarter last year.  Net income available to common shares for the quarter ended December 31, 2012 was $2.7 million, or $0.25 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $2.5 million, or $0.23 per diluted common share on 11.0 million average diluted shares outstanding, during the same quarter last year.  Reducing net income available to common shares for the three months ended December 31, 2012 were dividends and discount accretion on the Company’s preferred stock, totaling $405,000, or $0.04 per diluted common share compared with $517,000, or $0.05 per diluted common share in the comparable 2011 period.  The lower level of dividends and discount accretion in the December 2012 quarter resulted from the Company’s repurchase of preferred stock totaling $7.1 million in par value during the quarter ended September 30, 2012.

Net interest income decreased 2.5% to $11.8 million for the quarter ended December 31, 2012 compared with $12.1 million for the same period last year as the result of a decrease in the net interest margin combined with a decline in the average balance of higher-yielding interest-earning assets.  The net interest margin decreased to 3.87% for the three months ended December 31, 2012 compared with 3.97% for comparable period in 2011, primarily as the result of market-driven decreases in the average yields on loans receivable and loans held for sale, partially offset by a decrease in average cost of deposits.  The average balance of interest-earning assets remained constant at $1.22 billion for the three months ended December 31, 2012 and 2011, respectively.  However, the Company saw a shift in the mix of interest-earning assets as the combined average balance of residential real estate loans, home equity loans and all other interest-earning assets decreased while the combined average balance of loans held for sale and commercial loans increased by almost the same amount.

Total interest and dividend income decreased 6.9% to $13.6 million for the quarter ended December 31, 2012 compared with $14.6 million for the same quarter last year primarily as the result of a decrease in interest income on loans receivable, partially offset by an increase in interest income on loans held for sale.

Interest income on loans receivable decreased 9.6% to $11.9 million for the quarter ended December 31, 2012 compared with $13.2 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $987.1 million during the three months ended December 31, 2012 compared with $1.04 billion during the same period last year. The decrease was due to a $64.6 million decrease in the combined average balance of residential real estate and home equity loans, partially offset by an $11.7 million increase in the average balance of commercial loans.  Increasing interest income on loans during the quarter ended December 31, 2012 was the collection of $285,000 of interest income on a commercial loan that was charged off in a prior period.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Service.  The average yield on loans receivable decreased to 4.84% during the three months ended December 31, 2012 compared with 5.07% during the same period last year primarily as the result of decreasing market interest rates combined with the shift in the mix of loans receivable.

Interest income on mortgage loans held for sale increased 19.7% to $1.6 million for the quarter ended December 31, 2012 from $1.3 million for the quarter ended December 31, 2011 as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of mortgage loans held for sale increased to $183.8 million during the three months ended December 31, 2012 compared with $138.7 million during the same period last year as the result of an increased market demand for the Company’s loan products and extended investor funding times for loans sold.  The average yield on mortgage loans held for sale decreased to 3.41% during the three months ended December 31, 2012 compared with 3.78% during the same period last year as the result of declining market interest rates.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.8 million for the three months ended December 31, 2012 compared with $2.5 million for the comparable 2011 period.  The decrease was primarily due to a market-driven decline in the average cost of funds partially offset by the impact of a shift in the mix of deposits.  The average cost of funds decreased to 0.73% for the three months ended December 31, 2012 compared with 0.99% for the same period in 2011.

Interest expense on deposits decreased to $1.4 million for the three months ended December 31, 2012 compared with $2.1 million for the comparable 2011 period.  The decrease was primarily due to the decrease in the average cost of deposits.  Primarily as the result of lower market interest rates, the average cost of deposits decreased to 0.62% for the three months ended December 31, 2012 compared with 0.89% for the three months ended December 31, 2011.  The average balance decreased to $933.4 million for the three months ended December 31, 2012 compared with $961.5 million for the three months ended December 31, 2011.  However, the Company saw a shift in the mix of deposits into higher-costing time deposits, which partially offset the impact on interest expense of the lower average balances and lower market interest rates.  The average balance and average cost of time deposits were $446.3 million and 1.04% for the quarter ended December 31, 2012, respectively, compared with $413.4 million and 1.41%, respectively, for the same 2011 period.  See Results of Community Banking Strategy — Retail Banking Services.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2012 was $2.1 million compared with $3.0 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased 38.1% to $4.7 million for the quarter ended December 31, 2012 compared with $3.4 million for the same period last year.  The increase was primarily the result of higher mortgage revenues and retail banking fees, partially offset by decreased investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services.

Investment brokerage revenues totaled $293,000 for the three months ended December 31, 2012 compared with $374,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the 2012 periods compared with the same 2011 periods as a result of weakened market demand for fixed-income investment products in the midst of an uncertain interest rate environment.

Non-Interest Expense

Total non-interest expense increased $1.7 million to $9.9 million for the quarter ended December 31, 2012 compared with $8.1 million for the same period a year ago.  The increase was primarily the result of increases in salaries and employee benefits expense and net real estate foreclosure expense and losses, and to a lesser extent, increases in occupancy, equipment and data processing expense and professional services expense.

Salaries and employee benefits expense increased $823,000 to $4.6 million for the three months ended December 31, 2012 compared with $3.7 million for the same period a year ago.  The increase was primarily related to the expense associated with new mortgage loan origination offices that were in a start-up mode or had not yet reached their full loan production capabilities and, as a result, any such expense that was directly attributable to in-process loan originations was not absorbed by increased loan origination activity.  In addition, the Company hired additional staff in other locations to support the Company’s mortgage banking operation.  Also contributing to the increase was a full quarter’s expense associated with certain performance-based stock awards granted during December 2011, resulting in less than a full quarter of expense recognized in the prior year quarter, and normal salary increases that generally occur during the Company’s first fiscal quarter.

Occupancy, equipment and data processing expense increased $180,000 to $2.4 million for the three months ended December 31, 2012 compared with $2.2 million for the same period a year ago.  The increase was primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense increased $128,000 to $554,000 for the three months ended December 31, 2012 compared with $426,000 for the three months ended December 31, 2011.  The increase was primarily due to increased legal expense associated with the resolution of troubled loans.

Real estate foreclosure expense and losses, net increased $469,000 to $1.2 million for the three months ended December 31, 2012 compared with $745,000 for the same period in 2011. See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $116,000 to $1.5 million, or an effective rate of 32.01%, for the quarter ended December 31, 2012, compared with $1.4 million, or an effective rate of 30.84%, for the three months ended December 31, 2011.  The Company’s effective tax rates in the 2012 and 2011 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank-owned life insurance and tax-exempt interest on loans from taxable income.  The lower effective rate in 2011 compared with 2012 was due to the lower level of total pre-tax income 2011 resulting in a higher proportion of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31,	September 30,
	2012	2012
NON-ACCRUAL LOANS:
Residential real estate loans:
First mortgage	$7,294,730	$4,248,451
Second mortgage	771,281	610,254
Home equity lines of credit	1,834,452	1,612,491
Total residential real estate loans	9,900,463	6,471,196
Commercial loans:
Commercial & multi-family real estate	3,636,787	6,119,188
Land acquisition & development	27,000	—
Real estate construction & development	99,000	357,643
Commercial & industrial	3,841,773	4,411,914
Total commercial loans	7,604,560	10,888,745
Consumer & other loans	105,582	102,321
Total non-accrual loans	17,610,605	17,462,262
TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Residential real estate:
First mortgage	9,590,144	11,808,851
Second mortgage	969,720	1,473,279
Home equity lines of credit	1,528,388	1,266,083
Total residential real estate loans	12,088,252	14,548,213
Commercial loans:
Commercial & multi-family real estate	3,374,797	6,387,910
Land acquisition & development	46,440	—
Real estate construction & development	—	34,173
Commercial & industrial	1,161,966	1,186,114
Total commercial loans	4,583,203	7,608,197
Consumer & other	37,417	41,954
Total current troubled debt restructurings	16,708,872	22,198,364
Past due under restructured terms:
Residential real estate:
First mortgage	3,517,145	5,463,037
Second mortgage	334,404	165,518
Home equity lines of credit	440,506	541,835
Total residential real estate loans	4,292,055	6,170,390
Commercial loans:
Commercial & multi-family real estate	3,756,748	1,607,338
Land acquisition & development	—	39,009
Total commercial loans	3,756,748	1,646,347
Total past due troubled debt restructurings	8,048,803	7,816,737
Total troubled debt restructurings	24,757,675	30,015,101
Total non-performing loans	42,368,280	47,477,363
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	1,616,536	2,651,534
Commercial real estate	8,056,324	11,300,634
Total real estate acquired in settlement of loans	9,672,860	13,952,168
Total non-performing assets	$52,041,140	$61,429,531

Ratio of non-performing loans to total loans receivable	4.22%	4.79%
Ratio of non-performing assets to total assets	3.76%	4.56%
Ratio of allowance for loan losses to non-performing loans	42.38%	36.05%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	2.55%	2.55%
Ratio of non-performing assets to total assets	2.56%	2.91%
Ratio of allowance for loan losses to non-performing loans	68.11%	65.56%

Non-performing assets decreased $9.4 million to $52.0 million at December 31, 2012 compared with $61.4 million at September 30, 2012 as the result of a $5.3 million decrease in troubled debt restructurings and a $4.3 million decrease in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $17.6 million at December 31, 2012 compared with $17.5 million at September 30, 2012.  Non-accrual residential real estate loans increased to $9.9 million at December 31, 2012 compared with $6.5 million at September 30, 2012.  The increase was primarily due to the classification as non-accrual during the December 2012 quarter of a $3.0 million first mortgage loan to one borrower as the result of the borrower’s distressed financial condition.  Non-accrual commercial loans decreased to $7.6 million at December 31, 2012 compared with $10.9 million at September 30, 2012, primarily due to the payoff of a $2.3 commercial loan secured by commercial real estate in the St. Louis metropolitan area.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Total troubled debt restructurings decreased $5.3 million to $24.8 million at December 31, 2012 compared with $30.0 million at September 30, 2012 primarily as the result of a $4.3 million decrease in restructured residential real estate loans.

Management proactively modifies loan repayment terms with residential borrowers who are experiencing financial difficulties with the belief that these actions will maximize the Company’s ultimate recoveries on these loans.  The restructured terms of the loans generally include a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers are current at the time of their modifications and show strong intent and ability to repay their obligations under the modified terms.

Non-performing restructured residential loans decreased to $16.4 million at December 31, 2012 compared with $20.7 million at September 30, 2012.  During the three months ended December 31, 2012, the Company restructured $1.4 million of loans to troubled residential borrowers and returned $3.8 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the three months ended December 31, 2012 was $327,000 of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the quarter ended December 31, 2012 were charge-offs of $845,000 and cash receipts totaling $425,000.  At December 31, 2012, 66% of the total principal balance of restructured loans related to residential borrowers compared with 69% of total restructured loans at September 30, 2012.  At December 31, 2012, 74% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 70% at September 30, 2012.

Non-performing restructured commercial loans decreased to $8.3 million at December 31, 2012 compared with $9.3 million at September 30, 2012.  During the three months ended December 31, 2012, the Company returned two previously restructured loans totaling $2.3 million that were secured by commercial real estate in the St. Louis metropolitan area to performing status as the result of the borrowers’ favorable performance history since restructuring.  Partially offsetting this reduction were new commercial loan restructurings during the quarter totaling $1.0 million.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.

Real estate acquired in settlement of loans decreased to $9.7 million at December 31, 2012 compared with $14.0 million at September 30, 2012.  The decrease was primarily due to the sale of a retail strip shopping center in southern Missouri that had a carrying value of $2.2 million at September 30, 2012 and $1.1 million of additional write-downs related to two commercial properties due to declines in their estimated values since their acquisition in prior periods.

Real estate foreclosure losses and expense was $1.2 million for the three months ended December 31, 2012 compared with $745,000 for the 2011 period.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Such expense for the three months ended December 31, 2012 included $1.1 million of additional write-downs related to two commercial properties due to declines in their estimated values since their acquisition in prior periods.  Expense for the three months ended December 31, 2011 included $904,000 of write-downs related to three existing commercial real estate properties due to declines in their estimated values since their acquisition in a prior period, partially offset by a $324,000 gain resulting from the sale of the remaining lots in a residential real estate development that were acquired through foreclosure in a prior year.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2012	2011
Balance, beginning of period	$17,116,595	$25,713,622
Provision charged to expense	2,065,000	3,000,000
Charge-offs:
Residential real estate loans	2,300,423	2,173,666
Commercial loans	1,289,121	788,808
Consumer and other loans	34,199	29,820
Total charge-offs	3,623,743	2,992,294
Recoveries:
Residential real estate loans	144,849	52,376
Commercial loans	2,242,737	12,225
Consumer and other loans	11,394	3,624
Total recoveries	2,398,980	68,225
Net charge-offs	1,224,763	2,924,069
Balance, end of period	$17,956,832	$25,789,553

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three months ended December 31, 2012 was $2.1 million compared with $3.0 million in the same 2011 period.  The decreased provision for the 2012 period compared with the same period last year was generally the result of a lower level of net charge-offs combined with the lower level of non-performing and internal adversely classified assets.  Net charge-offs for the three months ended December 31, 2012 totaled $1.2 million, or 0.50% of average loans on an annualized basis, compared with $2.9 million, or 1.12% of average loans on an annualized basis, for the same period a year ago.  Reducing net charge-offs were recoveries totaling $2.4 million for the December 2012 quarter compared with $68,000 for the December 2011 quarter.  Recoveries for the quarter ended December 31, 2012 included the collection of approximately $2.2 million of cash payments from borrowers related to two large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Bank or other circumstances beyond the Bank’s control.  Accordingly, no assurance can be given that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.79% at December 31, 2012 compared with 1.73% at September 30, 2012.  The ratio of the allowance for loan losses to non-performing loans was 42.38% at December 31, 2012 compared with 36.05% at September 30, 2012.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 68.11% at December 31, 2012 compared with 65.56% at September 30, 2012.

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

The following table summarizes the unpaid principal balances of impaired loans at December 31, 2012 and September 30, 2012. Such unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses. Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	December 31, 2012				September 30, 2012
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Residential real estate first mortgage	$3,239,123	$6,493,444	$29,905,143	$39,637,710	$4,169,196	$6,637,737	$26,672,337	$37,479,270
Residential real estate second mortgage	142,697	644,843	3,902,355	4,689,895	396,977	632,181	3,559,450	4,588,608
Home equity lines of credit	70,846	1,181,338	3,692,383	4,944,567	335,312	1,128,509	2,827,438	4,291,259
Total residential loans	3,452,666	8,319,625	37,499,881	49,272,172	4,901,485	8,398,427	33,059,225	46,359,137
Land acquisition and development	—	94,672	—	94,672	—	53,858	—	53,858
Real estate construction and development	—	408,388	—	408,388	—	114,445	328,116	442,561
Commercial and multi-family real estate	—	7,676,984	8,747,266	16,424,250	—	11,071,487	10,203,990	21,275,477
Commercial and industrial	266,002	5,180,585	1,210,769	6,657,356	—	5,182,085	1,500,954	6,683,039
Total commercial loans	266,002	13,360,629	9,958,035	23,584,666	—	16,421,875	12,033,060	28,454,935
Consumer and other	—	146,137	159,605	305,742	—	174,962	158,503	333,465
Total	$3,718,668	$21,826,391	$47,617,521	$73,162,580	$4,901,485	$24,995,264	$45,250,788	$75,147,537

Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $3.5 million at December 31, 2012 compared with $4.9 million at September 30, 2012.  The decrease primarily resulted from charge-offs during the three months ended December 31, 2012.  Residential real estate mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $8.3 million at December 31, 2012 compared with $8.4 million at September 30, 2012.  Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $37.5 million at December 31, 2012 compared with $33.1 million at September 30, 2012.  The increase was primarily related to a residential mortgage loan totaling $3.2 million that was classified as impaired during the quarter ended December 31, 2012.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at December 31, 2012 and September 30, 2012.

Commercial loans that were determined to be impaired and had related specific allowances totaled $266,000 and $0 at December 31, 2012 and at September 30, 2012, respectively.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $13.4 million at December 31, 2012 compared with $16.4 million at September 30, 2012.  The decrease was primarily related to the receipt during the quarter ended December 31, 2012 of $3.3 million in principal payments on one loan secured by commercial real estate that was classified as impaired at September 30, 2012, partially offset by the classification as impaired during the same period of a $1.3 million loan secured by commercial real estate.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $10.0 million at December 31, 2012 compared with $12.0 million at September 30, 2012.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  The decrease was primarily due to a decrease in the amount of commercial and multifamily real estate loans with no related specific allowances or no partial charge-offs.  The principal balance of commercial and multi-family real estate loans with no related specific allowance decreased to $8.7 million at December 31, 2012 compared with $10.2 million at September 30, 2012 primarily as the result of the pay off of a $2.0 million loan during the quarter ended December 31, 2012.  Management determined that the Company will be unable to collect all scheduled interest payments due according to the loan contracts on several large relationships secured by commercial real estate.  However, after evaluation of the current fair value of the underlying collateral, management determined that no impairment losses requiring a specific allowance for loan losses were probable on these loans.

After evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, the ability of the borrowers to repay the principal balance of the loans and the amount of partial charge offs that had been previously recorded, management determined that no further impairment losses requiring a specific allowance for loan losses were probable on impaired commercial loans at December 31, 2012 and September 30, 2012.

FINANCIAL CONDITION

Cash and cash equivalents increased to $74.7 million at December 31, 2012 from $62.3 million at September 30, 2012 primarily due to cash generated by the increase in deposits partially offset by cash invested used to fund the growth in loans receivable and loans held for sale.  Federal funds sold and overnight interest-bearing deposit accounts increased to $58.1 million at December 31, 2012 compared with $46.5 million at September 30, 2012.

Debt and mortgage-backed securities available for sale decreased to $21.2 million at December 31, 2012 from $21.9 million at September 30, 2012.  Mortgage-backed securities held to maturity decreased to $5.6 million at December 31, 2012 from $5.7 million at September 30, 2012.  Such securities are primarily held as collateral to secure large commercial and municipal deposits.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits they are securing.

Advances from the Federal Home Loan Bank of Des Moines decreased to $84.0 million at December 31, 2012 from $89.0 million at September 30, 2012.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $3.5 million to $2.1 million at December 31, 2012 compared with $5.6 million at September 30, 2012 primarily due to the Company’s payment of borrowers’ real estate taxes in December 2012.

Total stockholders’ equity increased to $120.2 million at December 31, 2012 from $118.2 million at September 30, 2012 primarily as the result of net income of $3.1 million and the amortization of stock option and award expense of $499,000, partially offset by the payment of common stock dividends totaling $1.1 million and preferred stock dividends totaling $318,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At December 31, 2012, borrowings from the FHLB totaled $84.0 million, had a weighted-average interest rate of 1.22%, a weighted average maturity of approximately 13 months and represented 6% of total assets.  At September 30, 2012, borrowings from the FHLB totaled $89.0 million, had a weighted-average interest rate of 1.18%, a weighted average maturity of approximately 13 months and represented 7% of total assets.  There were no borrowings from the Federal Reserve Bank or national brokered deposits outstanding at December 31, 2012 or September 30, 2012.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

During July 2010, the Bank agreed to comply with a request from the OTS, who was the Bank’s primary regulator prior to its consolidation into the OCC, not to increase the aggregate level of national brokered certificates of deposit, CDARS time deposits and certain other similar reciprocal deposits above the level that existed at July 2, 2010, which was $178.5 million.  During December 2012, the Company received notification from the OCC that such restriction was no longer required.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying residential first mortgage loans, residential mortgage loans held for sale and home equity loans with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2012, the Bank had approximately $136.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $84.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2012, the Bank had approximately $157.5 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $199.7 million of commercial loans pledged as collateral under this agreement.

At December 31, 2012, the Bank had outstanding commitments to originate loans totaling $190.8 million and commitments to sell loans totaling $323.2 million.  Certificates of deposit totaling $299.8 million, or 26.2% of total deposits, at December 31, 2012 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the Bank’s regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At December 31, 2012 and September 30, 2012, the Company had cash and cash equivalents totaling $118,000 and $83,000, respectively, and a demand loan extended to the Bank totaling $3.4 million and $4.4 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market residential mortgage loan investors.  Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $384.7 million in cash during the three months ended December 31, 2012 and provided proceeds of $370.4 million from loan sales, compared with $382.7 million and $329.9 million, respectively, in 2011.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio, increased $15.4 million for the three months ended December 31, 2012 compared with a decrease of $4.7 million for the three months ended December 31, 2011.  Other significant uses of cash from investing activities for the three months ended December 31, 2012 included $14.3 million for the purchase of debt securities available for sale and $4.5 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the three months ended December 31, 2011 included $9.9 million for the purchase of debt securities available for sale and $2.1 million for the purchase of FHLB stock.  Sources of cash from investing activities for the three months ended December 31, 2012 included proceeds from maturities of debt securities available for sale totaling $15.0 million, proceeds from FHLB stock redemptions of $4.7 million, principal repayments on mortgage-backed securities totaling $118,000 and proceeds from sale of real estate acquired in settlement of loans of $4.2 million.  Sources of cash from investing activities for the three months ended December 31, 2011 included proceeds from maturities of debt securities available for sale totaling $13.4 million, proceeds from FHLB stock redemptions of $679,000, principal repayments on mortgage-backed securities totaling $1.6 million and proceeds from sale of real estate acquired in settlement of loans of $1.2 million.

The Company’s primary sources of cash from financing activities for three months ended December 31, 2012 included a $40.7 million increase in deposits compared with a $4.1 million increase in deposits and a $20.0 million increase in FHLB advances for the three months ended December 31, 2011.  Primary uses of cash from financing activities for the three months ended December 31, 2012 included a $5.0 million decrease in FHLB advances, a $3.5 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $1.1 million and dividends paid on preferred stock of $318,000.  Primary uses of cash from financing activities for the three months ended December 31, 2011 included a $2.7 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $1.1 million and dividends paid on preferred stock of $407,000.

The following table presents the maturity structure of time deposits and other maturing liabilities at December 31, 2012:

	December 31, 2012
	Certificates	FHLB	Subordinated
	of Deposit	Borrowings	Debentures
	(In thousands)
Maturing in:
Three months or less	$86,502	$55,000	$—
Over three months through six months	91,706	—	—
Over six months through twelve months	121,554	—	—
Over twelve months	138,212	29,000	19,589
Total	$437,974	$84,000	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2012 are as follows:

Less than one year	$1,107,542
Over 1 year through 3 years	1,731,687
Over 3 years through 5 years	1,239,298
Over 5 years	1,115,026
Total	$5,193,553

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at December 31, 2012.

As of December 31, 2012, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2012 and September 30, 2012.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Tangible capital (to total assets)	$130,950	9.51%	$20,657	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	144,302	13.57%	85,084	8.00%	$106,355	10.00%
Tier I risk-based capital (to risk-weighted assets)	130,950	12.31%	N/A	N/A	63,813	6.00%
Tier I leverage capital (to average assets)	130,950	9.51%	55,085	4.00%	68,857	5.00%

As of September 30, 2012:
Tangible capital (to total assets)	$129,223	9.63%	$20,134	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	142,378	13.58%	83,873	8.00%	$104,841	10.00%
Tier I risk-based capital (to risk-weighted assets)	129,223	12.33%	N/A	N/A	62,905	6.00%
Tier I leverage capital (to average assets)	129,223	9.63%	53,690	4.00%	67,113	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

For the three months ended December 31, 2012, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2012, the Company had issued $190.8 million of unexpired interest rate lock commitments to loan customers compared with $179.6 million of unexpired commitments at September 30, 2012.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2012 and 2011.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2012 and September 30, 2012 were $1.2 million and $1.4 million, respectively.

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

During the quarter ended December 31, 2012, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement.  It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed.  These amendments were applied prospectively, effective January 1, 2012, and their application did not have a material effect on the Company’s consolidated financial statements.

Other Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income.  It eliminates the option to report the components of other comprehensive income in the statement of changes in equity.  The ASU was effective for periods beginning January 1, 2012 and required retrospective application. The ASU did not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations.  The Company has chosen to present net income and other comprehensive income in a single statement in the accompanying consolidated financial statements.  In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments are being made to allow the Board time to consider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Until the Board has reached a resolution, entities are required to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

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

Balance Sheet.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. The scope of the ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The ASU is effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 through October 31, 2012	8,300	$8.23	—	403,800
November 1, 2012 through November 30, 2012	—	$—	—	403,800
December 1, 2012 through December 31, 2012	26,892	$8.73	—	403,800
Total	35,192	$8.61	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended December 31, 2012.

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

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1  Section 1350 Certification of Chief Executive Officer

32.2  Section 1350 Certification of Chief Financial Officer

101         The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.*

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

PULASKI FINANCIAL CORP.

Date:	February 14, 2013	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 14, 2013	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer