Form 10-Q
period 2013-03-31
PULASKI FINANCIAL CORP
filed 2013-05-06
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $.01 per share	11,353,588 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2013

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND SEPTEMBER 30, 2012

	March 31,	September 30,
	2013	2012
ASSETS
Cash and amounts due from depository institutions	$16,274,156	$15,834,193
Federal funds sold and overnight interest-bearing deposits	53,833,320	46,500,729
Total cash and cash equivalents	70,107,476	62,334,922
Debt and mortgage-backed securities available for sale, at fair value	34,287,192	21,921,417
Mortgage-backed securities held to maturity, at amortized cost (fair value of $5,650,508 and $6,096,227 at March 31, 2013 and September 30, 2012, respectively)	5,277,629	5,656,963
Capital stock of Federal Home Loan Bank, at cost	4,535,100	5,558,600
Mortgage loans held for sale, at lower of cost or market	144,031,014	180,574,694
Loans receivable (net of allowance for loan losses of $18,607,768 and $17,116,595 at March 31, 2013 and September 30, 2012, respectively)	1,003,362,753	975,727,642
Real estate acquired in settlement of loans (net of allowance for losses of $1,328,300 and $4,706,775 at March 31, 2013 and September 30, 2012, respectively)	8,818,133	13,952,168
Premises and equipment, net	17,955,572	18,415,977
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,595,979	3,888,611
Bank-owned life insurance	32,297,378	31,844,074
Deferred tax assets	10,467,964	11,638,492
Prepaid expenses, accounts receivable and other assets	11,960,594	12,065,342
Total assets	$1,350,635,308	$1,347,517,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,094,251,455	$1,081,698,318
Borrowed money	97,942,729	109,981,455
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,698,626	5,589,385
Accrued interest payable	606,194	695,111
Other liabilities	12,646,371	11,796,985
Total liabilities	1,227,734,375	1,229,350,254
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 25,418 shares issued at March 31, 2013 and September 30, 2012: $1,000 per share liquidation value, net of discount	25,152,015	24,976,239
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,068,618 shares issued at March 31, 2013 and September 30, 2012	130,687	130,687
Treasury stock at cost; 2,078,929 and 2,114,246 shares at March 31, 2013 and September 30, 2012, respectively	(15,960,354)	(15,939,378)
Additional paid-in capital	57,639,834	56,849,475
Accumulated other comprehensive income, net	2,386	21,475
Retained earnings	55,936,365	52,128,674
Total stockholders’ equity	122,900,933	118,167,172
Total liabilities and stockholders’ equity	$1,350,635,308	$1,347,517,426

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest and Dividend Income:
Loans receivable	$11,644,480	$12,648,909	$23,583,029	$25,849,908
Mortgage loans held for sale	1,413,160	1,277,343	2,981,774	2,587,840
Securities and other	118,616	84,495	224,243	196,635
Total interest and dividend income	13,176,256	14,010,747	26,789,046	28,634,383
Interest Expense:
Deposits	1,326,738	1,819,203	2,761,345	3,955,689
Borrowed money	235,367	232,229	474,377	472,641
Subordinated debentures	125,422	138,514	257,256	270,666
Total interest expense	1,687,527	2,189,946	3,492,978	4,698,996
Net interest income	11,488,729	11,820,801	23,296,068	23,935,387
Provision for loan losses	1,375,000	5,500,000	3,440,000	8,500,000
Net interest income after provision for loan losses	10,113,729	6,320,801	19,856,068	15,435,387
Non-Interest Income:
Mortgage revenues	3,148,369	1,896,565	6,136,143	3,583,281
Retail banking fees	993,711	978,353	2,147,192	1,979,914
Investment brokerage revenues	263,639	396,601	557,129	770,928
Bank-owned life insurance	221,436	249,482	453,304	510,652
Other	8,737	33,724	58,252	125,375
Total non-interest income	4,635,892	3,554,725	9,352,020	6,970,150
Non-Interest Expense:
Salaries and employee benefits	4,412,598	3,780,550	8,978,995	7,523,999
Occupancy, equipment and data processing expense	2,544,869	2,329,166	4,905,194	4,509,818
Advertising	111,406	104,609	230,600	212,811
Professional services	800,834	402,775	1,355,284	829,212
FDIC deposit insurance premium expense	276,078	440,882	710,170	881,742
Real estate foreclosure losses and expense, net	239,874	388,088	1,454,156	1,133,273
Postage, document delivery and office supplies	176,206	179,008	366,761	481,098
Other	543,852	316,661	962,750	501,214
Total non-interest expense	9,105,717	7,941,739	18,963,910	16,073,167
Income before income taxes	5,643,904	1,933,787	10,244,178	6,332,370
Income tax expense	1,991,730	564,780	3,464,275	1,921,287
Net income	$3,652,174	$1,369,007	$6,779,903	$4,411,083
Other comprehensive income:
Unrealized gains (losses) on debt and mortgage-backed securities available for sale	(35,652)	13,429	(30,789)	30,924
Income tax benefit (expense)	13,548	(5,103)	11,700	(11,751)
Net unrealized gains (losses)	(22,104)	8,326	(19,089)	19,173
Comprehensive income	$3,630,070	$1,377,333	$6,760,814	$4,430,256
Income available to common shares	$3,246,407	$851,149	$5,968,677	$3,375,754
Per Common Share Amounts:
Basic earnings per common share	$0.30	$0.08	$0.55	$0.32
Weighted average common shares outstanding - basic	10,916,522	10,659,123	10,865,523	10,632,225
Diluted earnings per common share	$0.29	$0.08	$0.54	$0.30
Weighted average common shares outstanding - diluted	11,136,801	11,132,612	11,101,194	11,069,306

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Income, Net	Earnings	Total

Balance, September 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	6,779,903	6,779,903
Other comprehensive loss	—	—	—	—	(19,089)	—	(19,089)

Common stock dividends ($0.19 per share)	—	—	—	—	—	(2,160,986)	(2,160,986)
Preferred stock dividends	—	—	—	—	—	(635,450)	(635,450)
Accretion of discount on preferred stock	175,776	—	—	—	—	(175,776)	—
Stock options exercised (8,400 shares)	—	—	29,568	34,390	—	—	63,958
Stock option and award expense	—	—	—	754,613	—	—	754,613
Common stock issued under employee compensation plans, net (7,214 shares)	—	—	(213,873)	(39,943)	—	—	(253,816)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(11,710)	—	—	(11,710)
Issuance of equity trust shares from Treasury, net of forfeitures (20,498 shares)	—	—	—	236,280	—	—	236,280
Distribution of equity trust shares, net (19,703 shares)	—	—	163,329	(265,379)	—	—	(102,050)
Amortization of equity trust expense	—	—	—	70,063	—	—	70,063
Tax cost from release of equity trust shares	—	—	—	12,045	—	—	12,045
Balance, March 31, 2013	$25,152,015	$130,687	$(15,960,354)	$57,639,834	$2,386	$55,936,365	$122,900,933

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Six Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$6,779,903	$4,411,083
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,000,312	1,012,616
Net deferred loan costs	746,630	1,110,291
Debt and mortgage-backed securities premiums and discounts, net	206,689	196,323
Equity trust expense, net	70,063	142,612
Stock option and award expense	754,613	540,047
Provision for loan losses	3,440,000	8,500,000
Provision for losses on real estate acquired in settlement of loans	1,203,626	1,364,244
Gains on sales of real estate acquired in settlement of loans	(301,464)	(308,287)
Originations of mortgage loans held for sale	(690,305,100)	(686,962,005)
Proceeds from sales of mortgage loans held for sale	723,548,814	640,646,666
Gain on sales of mortgage loans held for sale	(6,290,814)	(2,943,666)
Increase in cash value of bank-owned life insurance	(453,304)	(510,652)
Decrease in deferred tax asset	1,170,528	2,732,166
Common stock issued under employee compensation plan	41,999	45,878
Excess tax benefit from stock-based compensation	—	(1,286)
Tax (benefit) expense for release of equity trust shares	(12,045)	1,334
Increase (decrease) in accrued expenses	129,871	(411,880)
Decrease in current income taxes payable	(1,934,998)	(2,641,967)
Changes in other assets and liabilities	2,986,721	272,484
Net adjustments	36,002,141	(37,215,082)
Net cash provided by (used in) operating activities	42,782,044	(32,803,999)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	37,900,000	23,300,000
Principal payments on mortgage-backed securities	427,479	2,953,539
Redemption of Federal Home Loan Bank stock	8,139,000	2,147,300
Sales of real estate acquired in settlement of loans	9,187,377	1,668,757
Purchases of:
Debt securities available for sale	(50,551,398)	(19,911,937)
Federal Home Loan Bank stock	(7,115,500)	(2,987,300)
Premises and equipment	(539,907)	(994,810)
Net (increase) decrease in loans receivable	(27,186,465)	12,230,297
Net cash (used in) provided by investing activities	$(29,739,414)	$18,405,846

Continued on next page.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2013 AND 2012, CONTINUED

	Six Months Ended
	March 31,
	2013	2012
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$12,553,137	$(8,330,182)
Net increase (decrease) in overnight retail repurchase agreements	10,961,274	(3,370,673)
(Repayment of) proceeds from Federal Home Loan Bank advances, net	(23,000,000)	20,000,000
Net decrease in advance payments by borrowers for taxes and insurance	(2,890,759)	(2,170,539)
Proceeds from stock options excercised	63,958	209,931
Issuance of treasury shares to equity trust	236,280	179,973
Excess tax benefit from stock based compensation	—	1,286
Tax expense (cost) for release of equity trust shares	12,045	(1,334)
Dividends paid on common stock	(2,160,986)	(2,146,324)
Dividends paid on preferred stock	(635,450)	(813,450)
Common stock purchased under dividend reinvestment plan	—	(11,033)
Commission on shares purchased reinvestment plan	(11,710)	—
Common stock surrendered to satisfy tax withholding
obligations of stock-based compensation	(397,865)	(99,160)
Net cash (used in) provided by financing activities	(5,270,076)	3,448,495
Net increase (decrease) in cash and cash equivalents	7,772,554	(10,949,658)
Cash and cash equivalents at beginning of period	62,334,922	57,071,006
Cash and cash equivalents at end of period	$70,107,476	$46,121,348

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$2,855,383	$4,079,313
Interest on borrowed money	473,288	472,253
Interest on subordinated debentures	255,631	268,218
Cash paid during the period for interest	3,584,302	4,819,784
Income taxes, net	4,205,000	1,842,887

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	5,349,554	2,702,751
Loans made to facilitate the sale of real estate acquired in settlement of loans receivable	394,050	1,660,323

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2013 and September 30, 2012 and its results of operations for the three- and six-month periods ended March 31, 2013 and 2012.  The results of operations for the three- and six-month periods ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

Certain reclassifications have been made to the 2012 amounts to conform to the 2013 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of March 31, 2013, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The Treasury sold all of the Preferred Stock to private investors in a Dutch auction that was completed in July 2012. During the quarter ended September 30, 2012, the Company completed the repurchase from private investors of $7.1 million in par value of the Preferred Stock in exchange for $6.6  million in cash.  Subsequent to March 31, 2013, the Company repurchased another $2.0 million in par value of its Preferred Stock from private investors in exchange for $2.0  million in cash.  Also during the quarter ended September 30, 2012, the Company completed the repurchase of the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.

3.                      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$3,652,174	$1,369,008	$6,779,903	$4,411,083
Less:
Preferred dividends declared	(317,725)	(406,725)	(635,450)	(813,450)
Accretion of discount on preferred stock	(88,042)	(111,134)	(175,775)	(221,879)
Income available to common shares	$3,246,407	$851,149	$5,968,678	$3,375,754

Weighted average common shares outstanding - basic	10,916,522	10,659,123	10,865,523	10,632,225
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	179,027	303,890	194,740	303,141
Equivalent shares - employee stock options and awards	41,252	44,551	40,931	42,941
Equivalent shares - common stock warrant	—	125,048	—	90,999
Weighted average common shares outstanding - diluted	11,136,801	11,132,612	11,101,194	11,069,306

Earnings per share:
Basic	$0.30	$0.08	$0.55	$0.32
Diluted	$0.29	$0.08	$0.54	$0.30

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

Options to purchase common shares totaling 436,311 and 595,090 were excluded from the computations of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, and 457,811 and 625,093 for the six months ended March 31, 2013 and 2012, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.  STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At March 31, 2013, the Company had 568,184 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the six-month period ended March 31, 2013 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2012	365,170	$7.13
Granted	37,092	8.58
Vested	(137,861)	7.27
Forfeited	—	—
Nonvested at March 31, 2013	264,401	$7.27

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

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the six months ended March 31, 2013 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2012	629,936	$11.20
Granted	17,500	8.39
Exercised	(8,400)	7.61
Forfeited	(18,100)	9.59
Outstanding at March 31, 2013	620,936	$11.22	$578,534	4.4
Exercisable at March 31, 2013	571,053	$11.26	$531,868	4.2

The weighted-average fair value per share of stock options granted during the six months ended March 31, 2013 was $2.12.  Cash received from stock options exercised during the six months ended March 31, 2013 totaled $64,000.  The total intrinsic value of stock options exercised during the six months ended March 31, 2013 was $9,000.

As of March 31, 2013, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $39,000 and $1.1 million, respectively, and the related weighted average periods over which it is expected to be recognized is approximately 1.0 and 1.6 years, respectively.

There were no stock options granted during the six months ended March 31, 2012.  The fair value of stock options granted during the six months ended March 31, 2013 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  During the six months ended March 31, 2013, the plan purchased 10,100 shares on behalf of the participants at an average price of $9.90 and distributed 30,005 vested shares to participants with an aggregate market value at the time of distribution of $297,000.  At March 31, 2013, there were 372,163 shares in the plan with an aggregate carrying value of $3.3 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 181,435 shares that were not yet vested.

5.  INCOME TAXES

Deferred tax assets totaled $10.5 million and $11.6 million at March 31, 2013 and September 30, 2012, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at March 31, 2013 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At March 31, 2013, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of March 31, 2013, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.              DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$72,356	$9,700	$—	$82,056
Fannie Mae	5,200,620	363,130	—	5,563,750
Total	5,272,976	372,830	—	5,645,806

Collateralized mortgage obligations:
Freddie Mac	4,653	49	—	4,702

Total held to maturity	$5,277,629	$372,879	$—	$5,650,508

Weighted average yield at end of period	3.76%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$34,046,131	$9,048	$(12,481)	$34,042,698
Mortgage-backed securities:
Ginnie Mae	237,214	7,280	—	244,494
Total available for sale	$34,283,345	$16,328	$(12,481)	$34,287,192

Weighted average yield at end of period	0.66%

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$89,752	$13,085	$—	$102,837
Fannie Mae	5,562,187	426,125	—	5,988,312
Total	5,651,939	439,210	—	6,091,149

Collateralized mortgage obligations:
Freddie Mac	5,024	54	—	5,078

Total held to maturity	$5,656,963	$439,264	$—	$6,096,227

Weighted average yield at end of period	3.76%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$21,594,679	$4,705	$(4,289)	$21,595,095
Mortgage-backed securities:
Ginnie Mae	292,101	34,221	—	326,322
Total available for sale	$21,886,780	$38,926	$(4,289)	$21,921,417

Weighted average yield at end of period	0.46%

As of March 31, 2013 and September 30, 2012, the Company had no debt or mortgage-backed securities that were in a continuous loss position for twelve months or more and thus, based on the existing facts and circumstances, no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Debt and mortgage-backed securities with carrying values totaling approximately $39.4 million and $27.3 million at March 31, 2013 and September 30, 2012, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements and for other purposes as required by law.

7.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31,	September 30,
	2013	2012
Single-family residential:
First mortgage	$213,685,287	$211,759,949
Second mortgage	41,454,730	42,091,046
Home equity lines of credit	129,651,175	143,931,567
Total single-family residential	384,791,192	397,782,562
Commercial:
Commercial and multi-family real estate	346,678,067	323,333,936
Land acquisition and development	46,350,048	47,262,727
Real estate construction and development	18,617,229	21,906,992
Commercial and industrial	220,414,010	197,754,774
Total commercial	632,059,354	590,258,429
Consumer and installment	2,396,226	2,673,925
Total principal	1,019,246,772	990,714,916
Add (less):
Deferred loan costs, net	3,023,465	3,115,384
Loans in process	(299,716)	(986,063)
Allowance for loan losses	(18,607,768)	(17,116,595)
Total, net	$1,003,362,753	$975,727,642

Weighted average interest rate at end of period	4.75%	4.92%

Ratio of allowance to total outstanding loans	1.83%	1.73%

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

In general, impairment losses on all single-family residential real estate loans that become 180 days past due and all consumer loans that become 120 days past due are recognized through charge-offs to the allowance for loan losses.  For impaired single-family residential real estate and consumer loans that do not meet these criteria, management considers many factors before charging off a loan and might establish a specific reserve in lieu of a charge-off.  While the delinquency status of the loan is a primary factor in determining whether to establish a specific reserve or record a charge-off, other key factors are considered, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the general allowance for loan losses, all residential and consumer loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

For commercial loans, all or a portion of a loan is charged off when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in the collection of the full amount of the loan.  Similar to single-family residential real estate loans, management considers many factors before charging off a loan.  While the delinquency status of the loan is a primary factor, other key factors are considered and the Company does not charge off commercial loans based solely on a predetermined length of delinquency.  The other factors considered include the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the general allowance for loan losses, all commercial loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

As the result of the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of the Currency’s (“OCC”) Call Reports that became effective March 31, 2012, the Company modified its charge-off policy during the three months ended March 31, 2012 to comply with the OCC’s guidelines.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  In general under the Company’s previous policy, a specific reserve could have been recorded in lieu of a charge-off on an impaired collateral-dependent loan when management believed that the borrower still had the ability to bring the loan current or could provide additional collateral.  The Company did not charge off loans based solely on a predetermined length of delinquency.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves were generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts failed, all or a portion of the loan was generally charged off, as appropriate.  The OCC generally requires such impairment charges to be recognized through loan charge-offs.  For purposes of determining the general allowance for loan losses, all charge-offs and changes in the level of specific reserves were included in the determination of historical loss rates for each pool of loans with similar risk characteristics.  As the result of the modifications to the loan charge-off policy to comply with the OCC’s guidance, the Company recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses or stockholders’ equity during the six months ended March 31, 2012.

During the three months ended March 31, 2013 and 2012, charge-offs of non-performing and impaired loans totaled $1.6 million and $13.2 million, respectively, including partial charge-offs of $269,000 and $8.1 million, respectively.  During the six months ended March 31, 2013 and 2012, charge-offs of impaired loans totaled $5.2 million and $16.2 million, respectively, including partial charge-offs of $2.7 million and $8.1 million, respectively.  At March 31, 2013 and September 30, 2012, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $13.1 million and $16.2 million, respectively.

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

The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Such loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage loan has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans, but only up to 80% of the collateral values and on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  Since substantially all second mortgage loans and home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including a five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At March 31, 2013, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.

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

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of individually impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure.  These historical loss rates for each risk group are used as the starting point to determine the level of the allowance.

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

The following table summarizes the activity in the allowance for loan losses for the six months ended March 31, 2013 and 2012:

	Six Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$17,116,595	$25,713,622
Provision charged to expense	3,440,000	8,500,000
Charge-offs:
Residential real estate loans:
First mortgage	1,602,051	5,052,599
Second mortgage	867,706	1,428,006
Home equity lines of credit	1,349,249	3,837,273
Total residential real estate loans	3,819,006	10,317,878
Commercial loans:
Commercial & multi-family real estate	564,315	3,610,249
Land acquisition & development	23,044	261,725
Real estate construction & development	259,743	241,501
Commercial & industrial	483,620	1,234,631
Total commercial loans	1,330,722	5,348,106
Consumer and other	59,110	492,080
Total charge-offs	5,208,838	16,158,064
Recoveries:
Residential real estate loans:
First mortgage	28,484	10,967
Second mortgage	109,182	20,414
Home equity lines of credit	157,138	79,816
Total residential real estate loans	294,804	111,197
Commercial loans:
Commercial & multi-family real estate	1,108,769	59,636
Land acquisition & development	16,660	6,431
Real estate construction & development	1,797,077	465
Commercial & industrial	25,147	13,363
Total commercial loans	2,947,653	79,895
Consumer and other	17,554	7,731
Total recoveries	3,260,011	198,823
Net charge-offs	1,948,827	15,959,241
Balance, end of period	$18,607,768	$18,254,381

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the six months ended March 31, 2013 and 2012, respectively.

	Six Months Ended March 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	3,596,746	(229,741)	37,351	35,644	3,440,000
Charge offs	(3,819,006)	(1,330,722)	(59,110)	—	(5,208,838)
Recoveries	294,804	2,947,653	17,554	—	3,260,011
Balance, end of period	$9,420,655	$9,020,493	$24,067	$142,553	$18,607,768

	Six Months Ended March 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged (credited) to expense	4,929,593	3,442,492	212,553	(84,638)	8,500,000
Charge offs	(10,317,878)	(5,348,106)	(492,080)	—	(16,158,064)
Recoveries	111,197	79,895	7,731	—	198,823
Balance, end of period	$11,565,358	$6,430,313	$172,485	$86,225	$18,254,381

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of March 31, 2013 and September 30, 2012, respectively.

	March 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$881,887	$356,543	$3,403	$—	$1,241,833
Loans collectively evaluated for impairment	8,538,768	8,663,950	20,664	142,553	17,365,935
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,420,655	$9,020,493	$24,067	$142,553	$18,607,768

Recorded investment in loans receivable at end of period:
Total loans receivable	$386,298,156	$633,271,136	$2,401,229		$1,021,970,521
Loans receivable individually evaluated for impairment	19,303,129	16,810,046	73,471		36,186,646
Loans receivable collectively evaluated for impairment	366,995,027	616,461,090	2,327,758		985,783,875
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$624,825	$—	$—	$—	$624,825
Loans collectively evaluated for impairment	8,723,286	7,633,303	28,272	106,909	16,491,770
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595

Recorded investment in loans receivable at end of period:
Total loans receivable	$398,732,907	$591,431,264	$2,680,065		$992,844,236
Loans receivable individually evaluated for impairment	42,642,539	22,271,208	208,620		65,122,367
Loans receivable collectively evaluated for impairment	356,090,368	569,160,056	2,471,445		927,721,869
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of March 31, 2013 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	March 31, 2013		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$14,353,753	$14,395,400	$17,462,262	$17,503,014
Troubled debt restructurings current under restructured terms	16,281,154	16,350,631	22,198,364	22,284,401
Troubled debt restructurings past due under restructured terms	5,420,955	5,440,615	7,816,737	7,855,686
Total non-performing loans	36,055,862	36,186,646	47,477,363	47,643,101
Troubled debt restructurings returned to accrual status	20,834,401	20,941,565	17,402,455	17,479,266
Total impaired loans	$56,890,263	$57,128,211	$64,879,818	$65,122,367

(1) All non-performing loans at March 31, 2013 and September 30, 2012 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 9, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at March 31, 2013 and September 30, 2012 by the impairment method used.

	March 31,	September 30,
	2013	2012
	(In Thousands)

Fair value of collateral method	$43,755	$42,405
Present value of cash flows method	13,135	22,475
Total impaired loans	$56,890	$64,880

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

The following tables contain a summary of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of March 31, 2013 and September 30, 2012.  The recorded investments have been reduced by all partial charge-offs.

	March 31, 2013
	Loans with Partial Charges-off Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	No Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Residential real estate first mortgage	$5,627,528	$1,828,689	$3,798,839	$24,015,703	$27,814,542	$27,976,931	$—
Residential real estate second mortgage	610,041	365,709	244,332	2,626,252	2,870,584	2,883,350	—
Home equity lines of credit	1,369,971	657,241	712,730	3,276,037	3,988,767	3,988,768	—
Total residential real estate	7,607,540	2,851,639	4,755,901	29,917,992	34,673,893	34,849,049	—
Land acquisition and development	93,407	21,232	72,175	—	72,175	73,256	—
Real estate construction & development	292,843	259,743	33,100	—	33,100	29,448	—
Commercial & multi-family real estate	4,364,327	1,159,528	3,204,799	9,394,535	12,599,334	12,638,499	—
Commercial & industrial	5,128,924	1,434,034	3,694,890	1,185,181	4,880,071	4,884,418	—
Total commercial	9,879,501	2,874,537	7,004,964	10,579,716	17,584,680	17,625,621	—
Consumer and other	128,762	93,842	34,920	86,821	121,741	122,274	—
Total	17,615,803	5,820,018	11,795,785	40,584,529	52,380,314	52,596,944	—

With an allowance recorded:
Residential real estate first mortgage	—	—	—	2,521,141	2,521,141	2,541,541	489,214
Residential real estate second mortgage	—	—	—	211,179	211,179	211,667	133,578
Home equity lines of credit	—	—	—	306,163	306,163	306,162	259,095
Total residential real estate	—	—	—	3,038,483	3,038,483	3,059,370	881,887
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction & development	—	—	—	—	—	—	—
Commercial & multi-family real estate	1,313,296	141,660	1,171,636	39,858	1,211,494	1,211,494	218,667
Commercial & industrial	—	—	—	256,569	256,569	257,000	137,876
Total commercial	1,313,296	141,660	1,171,636	296,427	1,468,063	1,468,494	356,543
Consumer and other	—	—	—	3,403	3,403	3,403	3,403
Total	1,313,296	141,660	1,171,636	3,338,313	4,509,949	4,531,267	1,241,833

Total:
Residential real estate first mortgage	5,627,528	1,828,689	3,798,839	26,536,844	30,335,683	30,518,472	489,214
Residential real estate second mortgage	610,041	365,709	244,332	2,837,431	3,081,763	3,095,017	133,578
Home equity lines of credit	1,369,971	657,241	712,730	3,582,200	4,294,930	4,294,930	259,095
Total residential real estate	7,607,540	2,851,639	4,755,901	32,956,475	37,712,376	37,908,419	881,887
Land acquisition and development	93,407	21,232	72,175	—	72,175	73,256	—
Real estate construction & development	292,843	259,743	33,100	—	33,100	29,448	—
Commercial & multi-family real estate	5,677,623	1,301,188	4,376,435	9,434,393	13,810,828	13,849,993	218,667
Commercial & industrial	5,128,924	1,434,034	3,694,890	1,441,750	5,136,640	5,141,418	137,876
Total commercial	11,192,797	3,016,197	8,176,600	10,876,143	19,052,743	19,094,115	356,543
Consumer and other	128,762	93,842	34,920	90,224	125,144	125,677	3,403
Total	$18,929,099	$5,961,678	$12,967,421	$43,922,842	$56,890,263	$57,128,211	$1,241,833

	September 30, 2012
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	No Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Residential real estate first mortgage	$6,500,049	$2,503,149	$3,996,900	$26,552,991	$30,549,891	$30,706,940	$—
Residential real estate second mortgage	631,528	343,820	287,708	3,538,534	3,826,242	3,840,089	—
Home equity lines of credit	1,127,439	512,177	615,262	2,820,956	3,436,218	3,436,217	—
Total residential real estate	8,259,016	3,359,146	4,899,870	32,912,481	37,812,351	37,983,246	—
Land acquisition and development	53,858	14,849	39,009	—	39,009	39,009	—
Real estate construction & development	114,445	49,645	64,800	327,016	391,816	388,767	—
Commercial & multi-family real estate	9,361,052	3,005,180	6,355,872	9,735,952	16,091,824	16,133,126	—
Commercial & industrial	5,177,432	908,887	4,268,545	1,437,551	5,706,096	5,710,306	—
Total commercial	14,706,787	3,978,561	10,728,226	11,500,519	22,228,745	22,271,208	—
Consumer and other	160,850	113,896	46,954	158,502	205,456	208,620	—
Total	23,126,653	7,451,603	15,675,050	44,571,502	60,246,552	60,463,074	—

With an allowance recorded:
Residential real estate first mortgage	748,388	226,226	522,162	3,385,622	3,907,784	3,932,673	346,365
Residential real estate second mortgage	—	—	—	392,846	392,846	393,983	191,612
Home equity lines of credit	—	—	—	332,636	332,636	332,637	86,848
Total residential real estate	748,388	226,226	522,162	4,111,104	4,633,266	4,659,293	624,825
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction & development	—	—	—	—	—	—	—
Commercial & multi-family real estate	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	748,388	226,226	522,162	4,111,104	4,633,266	4,659,293	624,825

Total:
Residential real estate first mortgage	7,248,437	2,729,375	4,519,062	29,938,613	34,457,675	34,639,613	346,365
Residential real estate second mortgage	631,528	343,820	287,708	3,931,380	4,219,088	4,234,072	191,612
Home equity lines of credit	1,127,439	512,177	615,262	3,153,592	3,768,854	3,768,854	86,848
Total residential real estate	9,007,404	3,585,372	5,422,032	37,023,585	42,445,617	42,642,539	624,825
Land acquisition and development	53,858	14,849	39,009	—	39,009	39,009	—
Real estate construction & development	114,445	49,645	64,800	327,016	391,816	388,767	—
Commercial & multi-family real estate	9,361,052	3,005,180	6,355,872	9,735,952	16,091,824	16,133,126	—
Commercial & industrial	5,177,432	908,887	4,268,545	1,437,551	5,706,096	5,710,306	—
Total commercial	14,706,787	3,978,561	10,728,226	11,500,519	22,228,745	22,271,208	—
Consumer and other	160,850	113,896	46,954	158,502	205,456	208,620	—
Total	$23,875,041	$7,677,829	$16,197,212	$48,682,606	$64,879,818	$65,122,367	$624,825

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three and six months ended March 31, 2013 and 2012.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended				Six Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$30,988,757	$385,724	$27,342,665	$145,758	$30,894,818	$609,120	$26,819,318	$168,910
Residential real estate second mortgage	3,522,749	53,832	2,924,596	22,584	3,628,529	81,642	2,858,669	24,957
Home equity lines of credit	4,130,603	18,012	2,791,353	13,141	3,899,141	18,012	2,869,508	16,324
Land acquisition and development	73,898	—	20,250	787	62,268	—	35,119	787
Real estate construction & development	62,700	—	1,396,026	—	171,389	—	1,512,644	—
Commercial & multi-family real estate	12,845,241	—	9,553,139	114,467	13,941,202	96,378	8,143,440	155,689
Commercial & industrial	4,856,996	41,020	2,874,994	86,582	5,141,433	43,535	2,072,479	87,018
Consumer and other	159,241	263	114,557	1,575	175,700	297	99,202	2,043
Total		498,851		384,894		848,984		455,728

With an allowance recorded:
Residential real estate first mortgage	2,860,839	—	12,541,262	94,789	3,218,117	—	13,252,014	112,496
Residential real estate second mortgage	175,771	—	1,283,005	5,202	248,508	—	1,451,209	5,764
Home equity lines of credit	188,089	—	1,581,196	2,422	236,271	—	2,479,282	2,592
Land acquisition and development	—	—	444,207	350	—	—	391,256	4,352
Real estate construction & development	—	—	214,613	—	—	—	376,206	—
Commercial & multi-family real estate	605,747	—	2,109,451	—	403,831	—	2,622,031	44,400
Commercial & industrial	259,504	—	463,464	—	173,002	—	549,849	4,966
Consumer and other	1,702	—	174,878	—	1,134	—	269,151	—
Total		—		102,763		—		174,570

Total:
Residential real estate first mortgage	33,849,596	385,724	39,883,927	240,547	34,112,935	609,120	40,071,332	281,406
Residential real estate second mortgage	3,698,520	53,832	4,207,601	27,786	3,877,037	81,642	4,309,878	30,721
Home equity lines of credit	4,318,692	18,012	4,372,549	15,563	4,135,412	18,012	5,348,790	18,916
Land acquisition and development	73,898	—	464,457	1,137	62,268	—	426,375	5,139
Real estate construction & development	62,700	—	1,610,639	—	171,389	—	1,888,850	—
Commercial & multi-family real estate	13,450,988	—	11,662,590	114,467	14,345,033	96,378	10,765,471	200,089
Commercial & industrial	5,116,500	41,020	3,338,458	86,582	5,314,435	43,535	2,622,328	91,984
Consumer and other	160,943	263	289,435	1,575	176,834	297	368,353	2,043
Total		$498,851		$487,657		$848,984		$630,298

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at March 31, 2013 and September 30, 2012.  The summary does not include $5.9 million and $351,000 of commercial loans at March 31, 2013 and September 30, 2012, respectively, that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	March 31, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate:
Residential real estate first mortgage	$2,616,964	$1,667,333	$3,461,526	$7,745,823	$206,774,988	$214,520,811	$—	$14,693,085
Residential real estate second mortgage	134,167	215,600	580,249	930,016	40,555,127	41,485,143	—	1,199,496
Home equity lines of credit	1,974,412	643,178	1,796,815	4,414,405	125,877,797	130,292,202	—	3,410,548
Total residential real estate	4,725,543	2,526,111	5,838,590	13,090,244	373,207,912	386,298,156	—	19,303,129
Commercial:
Land acquisition and development	—	—	27,000	27,000	46,430,982	46,457,982	—	73,256
Real estate construction & development	—	—	33,100	33,100	18,552,380	18,585,480	—	29,448
Commercial & multi-family real estate	1,727,786	—	2,577,061	4,304,847	343,175,448	347,480,295	—	11,616,029
Commercial & industrial	1,202,792	—	—	1,202,792	219,544,587	220,747,379	—	5,091,313
Total commercial	2,930,578	—	2,637,161	5,567,739	627,703,397	633,271,136	—	16,810,046
Consumer and other	—	34,715	3,403	38,118	2,363,111	2,401,229	—	73,473
Total	$7,656,121	$2,560,826	$8,479,154	$18,696,101	$1,003,274,420	$1,021,970,521	$—	$36,186,648

	September 30, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate:
Residential real estate first mortgage	$2,567,694	$3,229,337	$5,792,387	$11,589,418	$200,183,277	$211,772,695	$—	$21,635,255
Residential real estate second mortgage	264,540	273,642	433,195	971,377	41,277,730	42,249,107	—	2,257,475
Home equity lines of credit	1,940,740	902,941	1,182,495	4,026,176	140,684,929	144,711,105	—	3,420,409
Total residential real estate	4,772,974	4,405,920	7,408,077	16,586,971	382,145,936	398,732,907	—	27,313,139
Commercial:
Land acquisition and development	110,308	—	39,009	149,317	47,186,229	47,335,546	—	39,009
Real estate construction & development	—	—	357,643	357,643	21,535,974	21,893,617	—	388,767
Commercial & multi-family real estate	290,776	69,756	8,230,195	8,590,727	315,502,338	324,093,065	—	14,155,739
Commercial & industrial	23,421	—	266,042	289,463	197,819,573	198,109,036	—	5,601,512
Total commercial	424,505	69,756	8,892,889	9,387,150	582,044,114	591,431,264	—	20,185,027
Consumer and other	5,467	4,152	149,861	159,480	2,520,585	2,680,065	—	144,935
Total	$5,202,946	$4,479,828	$16,450,827	$26,133,601	$966,710,635	$992,844,236	$—	$47,643,101

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

The following is a summary of the recorded investment of loan risk ratings by class at March 31, 2013 and September 30, 2012:

	March 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$196,081,323	$2,058,129	$11,317,512	$5,063,847	$—
Residential real estate second mortgage	39,979,123	213,814	803,523	488,683	—
Home equity lines of credit	126,570,535	56,113	2,163,331	1,502,223	—
Land acquisition and development	28,983,866	10,487,291	6,959,825	27,000	—
Real estate construction & development	18,556,032	—	—	29,448	—
Commercial & multi-family real estate	319,833,940	7,501,852	19,723,687	420,816	—
Commercial & industrial	212,803,581	1,648,049	6,295,749	—	—
Consumer and other	2,327,756	—	13,534	59,939	—
Total	945,136,156	21,965,248	47,277,161	7,591,956	—
Less related specific allowance	—	—	(750,049)	(491,784)	—
Total net of allowance	$945,136,156	$21,965,248	$46,527,112	$7,100,172	$—

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$185,061,008	$462,421	$23,039,578	$3,209,688	$—
Residential real estate second mortgage	39,698,676	181,825	1,779,092	589,514	—
Home equity lines of credit	139,910,992	146,631	3,511,016	1,142,466	—
Land acquisition and development	34,632,857	4,549,053	8,153,636	—	—
Real estate construction & development	21,504,850	—	34,173	354,594	—
Commercial & multi-family real estate	297,366,661	1,189,914	22,729,017	2,807,473	—
Commercial & industrial	184,570,394	575,990	12,962,652	—	—
Consumer and other	2,535,130	—	—	144,935	—
Total	905,280,568	7,105,834	72,209,164	8,248,670	—
Less related specific allowance	—	—	(624,825)	—
Total net of allowance	$905,280,568	$7,105,834	$71,584,339	$8,248,670	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of March 31, 2013 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	March 31, 2013		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$16,281,154	$16,350,631	$22,198,364	$22,284,401
Past due under restructured terms	5,420,955	5,440,615	7,816,737	7,855,686
Total non-performing	21,702,109	21,791,246	30,015,101	30,140,087
Returned to accrual status	20,834,401	20,941,565	17,402,455	17,479,266
Total troubled debt restructurings	$42,536,510	$42,732,811	$47,417,556	$47,619,353

(1) All non-performing loans at March 31, 2013 and September 30, 2012 were classified as non-accrual.

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

Loans that were restructured within the three and six months ended March 31, 2013 and 2012, and loans that were restructured during the preceding twelve months and defaulted during the three and six months ended March 31, 2013 and 2012 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Residential mortgage loans	$319,164	$962,764	$164,362	$2,661,850
Commercial loans	2,076,780	1,316,680	—	36,179
Consumer loans	—	—	—	25,983
Total	$2,395,944	$2,279,444	$164,362	$2,724,012

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Six Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Residential mortgage loans	$942,711	$2,137,013	$2,270,873	$4,481,722
Commercial loans	3,087,101	1,316,680	89,296	1,819,420
Consumer loans	1,341	—	—	25,983
Total	$4,031,153	$3,453,693	$2,360,169	$6,327,125

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at March 31, 2013 and September 30, 2012 was $24,000 and $5,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $1.5 million for the six months ended March 31, 2013 compared with $1.8 million for the six months ended March 31, 2012.  The actual amount of interest income recognized under the restructured terms totaled $543,000 for the six months ended March 31, 2013 compared with $1.2 million for the six months ended March 31, 2012.  Provisions for losses related to restructured loans totaled $498,000 and $1.3 million during the three and six months ended March 31, 2013, respectively, compared with $810,000 and $1.6 million during the same periods last year, respectively. Specific loan loss allowances related to troubled debt restructurings at March 31, 2013 and September 30, 2012 were $596,000 and $625,000, respectively.

8.                      DEPOSITS

Deposits at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31, 2013		September 30, 2012
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Transaction accounts:
Non-interest-bearing checking	$166,942,593	—	$173,374,357	—
Interest-bearing checking	262,768,316	0.10%	276,541,695	0.14%
Savings accounts	39,491,326	0.13%	37,257,869	0.14%
Money market	193,172,362	0.26%	149,193,821	0.26%
Total transaction accounts	662,374,597	0.12%	636,367,742	0.13%

Certificates of deposit:
Retail	352,400,550	1.04%	365,847,877	1.17%
CDARS	79,476,308	0.30%	79,482,699	0.34%
Total certificates of deposit	431,876,858	0.90%	445,330,576	1.02%

Total deposits	$1,094,251,455	0.43%	$1,081,698,318	0.50%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  There were no certificates of deposit obtained through national brokers at March 31, 2013 or September 30, 2012.

9.                      FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

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

Impaired Loans.  The fair values of impaired loans that are determined to be collateral dependent are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since substantially all of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  Residential real estate loans are generally inspected when they become 45 to 60 days delinquent or when communications with the borrower indicate that a potential problem exists.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired, and new appraisals are obtained when management believes there has been a significant change in fair value.  Factors that management considers when determining whether there has been a significant change in fair value for commercial real estate secured loans generally include overall market value trends in the surrounding areas and changes in factors that impact the properties’ cash flows such as rental rates and occupancy levels that differ materially from the most current appraisals.  The significance of such events is determined on a loan-by-loan basis based on the circumstances surrounding each of such loans.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the six months ended March 31, 2013 and 2012, charge-offs to the allowance for loan losses at the time of foreclosure totaled $327,000 and $2.2 million, respectively, which represented 6% and 45% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Prior to the quarter ended March 31, 2012, the Company generally did not record partial charge-offs on loans secured by residential real estate, but rather provided for declines in fair value in the allowance for loan losses.  See Note 7 - Loans Receivable and Allowance for Loan Losses for a discussion of this practice and changes made during the quarter ended March 31, 2012.  For the six months ended March 31, 2012, the large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed at least weekly after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Goodwill is reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2012 or the six months ended March 31, 2013.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2013 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$34,287	$—	$34,287	$—
Interest-rate swap	1,097	—	1,097	—
Total assets	$35,384	$—	$35,384	$—
Liabilities:
Interest-rate swap	$1,097	$—	$1,097	$—
Total liabilities	$1,097	$—	$1,097	$—

	Carrying Value at September 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$21,921	$—	$21,921	$—
Interest-rate swap	1,360	—	1,360	—
Total assets	$23,281	$—	$23,281	$—
Liabilities:
Interest-rate swap	$1,360	$—	$1,360	$—
Total liabilities	$1,360	$—	$1,360	$—

Assets that were recorded at fair value on a non-recurring basis at March 31, 2013 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at March 31, 2013				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2013
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	3,269	—	1,112	2,157	5,054
Real estate acquired in settlement of loans	8,818	—	—	8,818	1,667
Total assets	$12,087	$—	$1,112	$10,975	$6,721

					Total Losses
					Recognized in
	Carrying Value at September 30, 2012				Six Months Ended
		Fair Value Measurements Using			March 31,
	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$—
Impaired loans, net	4,008	—	—	4,008	451
Real estate acquired in settlement of loans	13,952	—	—	13,952	3,615
Total assets	$17,960	$—	$—	$17,960	$4,066

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the six months ended March 31, 2013 or 2012.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2013 and September 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2013 and September 30, 2012 are summarized as follows:

	Level in	March 31, 2013		September 30, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In Thousands)
ASSETS:
Cash and cash equivalents	Level 1	$70,107	$70,107	$62,335	$62,335
Debt and mortgage-backed securities - AFS	Level 2	34,287	34,287	21,921	21,921
Capital stock of FHLB	Level 2	4,535	4,535	5,559	5,559
Mortgage-backed securities - HTM	Level 2	5,278	5,651	5,657	6,096
Mortgage loans held for sale	Level 1	144,031	148,812	180,575	185,641
Loans receivable	Level 3	1,003,363	1,045,416	975,728	1,024,992
Accrued interest receivable	Level 2	3,596	3,596	3,889	3,889
Interest-rate swap assets	Level 2	1,097	1,097	1,360	1,360

LIABILITIES:
Deposit transaction accounts	Level 2	662,375	662,375	636,368	636,368
Certificates of deposit	Level 2	431,877	433,932	445,331	446,529
Borrowed money	Level 2	97,943	100,352	109,981	112,845
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	606	606	695	695
Interest-rate swap liabilities	Level 2	1,097	1,097	1,360	1,360

In addition to the methods described in Note 9 above, the following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Capital Stock of the Federal Home Loan Bank - The carrying amount represents redemption value, which approximates fair value.

Loans Receivable - The fair value of loans receivable is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current interest rates applicable to each category of such financial instruments. No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns. Management segregates loans into appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.  This method of valuation does not incorporate the exit price concept of valuation prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.  Rather, it was used a practical expedient as permitted under the topic.

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

Borrowed Money - The estimated fair value of advances from Federal Home Loan Bank is determined by discounting the future cash flows of existing advances using rates currently available on advances from Federal Home Loan Bank having similar characteristics.  The estimated fair value of retail repurchase agreements is the carrying value since such agreements are at market rates and mature daily.

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

11.               LIABILITY FOR LOANS SOLD

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted, or were determined to contain certain documentation or other underwriting deficiencies.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold to investors or reimburse the investors for losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  In addition, the Company may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.

The Company establishes a mortgage repurchase liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.    Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $316 million and $343 million at March 31, 2013 and September 30, 2012, respectively.

Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the six months ended March 31, 2013 and 2012:

	2013	2012
Received during period	$4,148,000	$6,643,000
Resolved during period	5,648,000	4,291,000
Unresolved at end of period	4,704,000	11,006,000

The following is a summary of the changes in the liability for loans sold during the six months ended March 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$977,134	$1,257,146
Provisions charged to expense	501,208	954,245
Amounts paid to resolve demands	(88,743)	(180,172)
Balance at end of period	$1,389,599	$2,031,219

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the six months ended March 31, 2013:

	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$4,207,000	$—

Resolved by make whole and early payment default payments to reimburse investors for losses incurred	—	—

Resolved by repurchasing loans previously sold to investors	1,441,000	17,564

Payments due upon early payoff of loans previously sold	—	71,179

Total	$5,648,000	$88,743

The liability for loans sold of $1.4 million at March 31, 2013 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

12.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at March 31, 2013 and September 30, 2012.

	March 31,	September 30,
	2013	2012
	(In Thousands)
Commitments to originate residential first and second mortgage loans	$96,095	$121,096
Commitments to originate commercial mortgage loans	18,479	46,058
Commitments to originate non-mortgage loans	23,970	12,458
Unused lines of credit	192,634	195,002

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

The fair values of these contracts recorded in the consolidated balance sheets at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31,	September 30,
	2013	2012
Fair value recorded in other assets	$1,097,000	$1,360,000
Fair value recorded in other liabilities	1,097,000	1,360,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and six-months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Gross losses on derivative financial assets	$131,000	$37,000	$264,000	$168,000
Gross gains on derivative financial liabilities	(131,000)	(37,000)	(264,000)	(168,000)
Net gain or loss	$—	$—	$—	$—

14.    GOODWILL

Goodwill totaled $3.9 million at March 31, 2013 and September 30, 2012.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the six months ended March 31, 2013 or the year ended September 30, 2012.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the size, composition and quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2012, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-first year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.35 billion in assets at March 31, 2013.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial loan originations totaled $112.4 million and $236.5 million during the three and six months ended March 31, 2013 compared with $120.8 million and $223.5 million during the same periods last year, respectively.  Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending and owner-occupied commercial real estate lending.  The commercial loan portfolio increased $41.8 million, or 7.1%, during the six-month period to $632.1 million at March 31, 2013 compared with $590.3 million at September 30, 2012.  Commercial and multi-family real estate loans increased $23.3 million to $346.7 million at March 31, 2013 compared with $323.3 million at September 30, 2012.  Commercial and industrial loans increased $22.7 million to $220.4 million at March 31, 2013 compared with $197.8 million at September 30, 2012.  Partially offsetting these increases were decreases in real estate construction and development loans and land acquisition and development loans.  Real estate construction and development loans decreased $3.3 million to $18.6 million at March 31, 2013 compared with $21.9 million at September 30, 2012.  Land acquisition and development loans decreased $913,000 to $46.4 million at March 31, 2013 compared with $47.3 million at September 30, 2012.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $177.8 million, or 16.2% of total deposits, at March 31, 2013 compared with $195.5 million, or 18.1% of total deposits, at September 30, 2012.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is a leading mortgage originator in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The following is a summary of the principal balance of residential mortgage loans originated for sale to investors during the three- and six-month periods ended March 31, 2013 and 2012:

	2013			2012
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$230,399	$149,241	$379,640	$238,393	$132,843	$371,236
Second quarter	186,515	123,009	309,524	190,436	118,288	308,724
Total	$416,914	$272,250	$689,164	$428,829	$251,131	$679,960

Driven by the continued low level of market interest rates, the Company saw strong demand for mortgage refinancings during each of the current and prior-year quarters.  Loans originated to refinance existing mortgages totaled $186.5 million, or 60% of total loans originated for sale, for the quarter ended March 31, 2013 compared with $190.4 million, or 62% of total loans originated for sale, for the same quarter last year.  For the six month periods, mortgage loan refinancing activity totaled $416.9 million, or 61% of total loan originated for sale, in 2013 compared with $428.8 million, or 63% of total loans originated for sale, in 2012.  In addition, although the market demand for loans to finance the purchase of homes remained soft as the result of the distressed economic climate and low level of home sale activity, the Company was able to capture a large part of such purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the purchase of homes totaled $123.0 million for the quarter ended March 31, 2013 compared with $118.3 million for the same period last year.  For the six month periods, loans originated to finance the sale of homes totaled $272.3 million in 2013 compared to $251.1 million for the same period last year.

The following is a summary of the principal balance of residential loans sold to investors and the related mortgage revenues for the three and six months ended March 31, 2013 and 2012.

	2013			2012
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$367,388	$2,989	0.81%	$328,582	$1,686	0.51%
Second quarter	349,870	3,148	0.90%	309,121	1,897	0.61%
Total	$717,258	$6,137	0.86%	$637,703	$3,583	0.56%

The higher net profit margins realized during the 2013 periods were primarily the result of improved selling prices negotiated with the Company’s loan investors and lower direct origination costs due to management’s focus on reducing such costs.

Mortgage revenues were reduced by charges to earnings totaling $257,000 and $501,000 during the three- and six-months ended March 31, 2013, respectively, and $433,000 and $954,000 during the three- and six-months ended March 31, 2012, respectively for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 10.6% to $1.4 million for the quarter ended March 31, 2013 compared with $1.3 million for the quarter ended March 31, 2012.  The increase was due to a $40.1 million increase in the average balance of loans held for sale compared with the same 2012 quarter, partially offset by a 52 basis point decrease in the average yield resulting from lower market interest rates.  The increased average balance was primarily due to an extension in the average amount of time that mortgage loans were held pending delivery to loan investors.  During the six months ended March 31, 2013, certain of the Company’s large investors experienced increased loan processing and funding timelines due to an increase in the level of loan origination and purchase activity generated by the low interest rate environment. For the six month periods, interest income on loans held for sale increased 15.2% to $3.0 million in 2013 compared to $2.6 million during the same period last year.  The increase was due to a $42.6 million increase in the average balance partially offset by a 44 basis point decrease in the average yield.  Loans sold during the six months ended March 31, 2013 exceeded loan originations resulting in a $36.6 million, or 20.3%, decrease in mortgage loans held for sale to $144.0 million from $180.6 million at September 30, 2012.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized this type of lending.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $13.0 million, or 3.3%, to $384.8 million at March 31, 2013 compared with $397.8 million at September 30, 2012.

Retail Banking Services

Retail Banking Services.  The Company considers demand deposits, which include checking, money market and savings accounts, to be “core” deposits because they allow it to establish banking relationships with its customers that are less dependent upon interest rates paid.  Such deposits provide a stable funding source for the Bank’s asset growth and produce valuable fee income.  Core deposits are received from retail customers, commercial customers and municipal or other public entities.  Growth of relationship-based core deposits continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, best-in-class products and convenient banking locations.  To enhance its ability to attract depositors, the Company offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor through its participation in the Promontory Interfinancial Network (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  The Company also offers similar “reciprocal” arrangements on money market deposit accounts through Promontory and a large international bank.  These accounts are offered directly to the Bank’s customers in its St. Louis market.

Total deposits increased 1.2%, or $12.6 million, to $1.09 billion at March 31, 2013 compared with $1.08 billion at September 30, 2012.  Total demand deposits increased $26.0 million to $662.4 million at March 31, 2013 compared with $636.4 million at September 30, 2012, while certificates of deposit decreased $13.5 million to $431.9 million compared with $445.3 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at March 31, 2013 were 0.12% and 0.90%, respectively, compared with 0.13% and 1.02%, respectively, at September 30, 2012.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at March 31, 2013 decreased to 0.43% compared with 0.50% at September 30, 2012.

Deposits received from retail customers continue to be the Company’s largest source of deposits.  However, the Company has also concentrated on attracting deposits from commercial customers and municipal or other public entities in recent years.  The interest rates paid on such deposits are typically lower than the rates paid on retail deposits.  In addition, such deposits generally provide a stable source of fee income.  The balance of deposits from retail customers decreased 1.7%, or $12.6 million, to $713.4 million at March 31, 2013 compared with $726.0 million at September 30, 2012.  The average interest rate paid on retail deposits at March 31, 2013 was 0.57% compared with 0.66% at September 30, 2012.  The balance of deposits from commercial customers decreased $10.2 million, or 4.4%, to $218.0 million at March 31, 2013 compared with $228.2 million at September 30, 2012.  The decrease in commercial deposits was primarily the result of normal activity within existing customer accounts.  The average interest rate paid on commercial deposits at March 31, 2013 was 0.12% compared with 0.13% at September 30, 2012.  The balance of deposits from municipal and other public entities increased $35.5 million, or 29.3%, to $156.5 million at March 31, 2013 compared with $120.1 million at September 30, 2012.  The increase in municipal and public entity deposits was largely the result of deposits received from a local governmental entity.  The average interest rate paid on municipal and public entity deposits at March 31, 2013 was 0.22% compared with 0.26% at September 30, 2012.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, totaled $994,000 and $2.1 million for the three and six months ended March 31, 2013 compared with $978,000 and $2.0 million for the three and six months ended March 31, 2012.

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

	Three Months Ended
	March 31, 2013			March 31, 2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$222,700	$2,958	5.31%	$249,610	$3,481	5.58%
Commercial	649,126	7,473	4.61%	614,103	7,641	4.98%
Home equity lines of credit	133,309	1,205	3.62%	163,956	1,494	3.65%
Consumer	2,061	9	1.75%	2,412	33	5.55%
Total loans receivable	1,007,196	11,645	4.62%	1,030,081	12,649	4.91%
Mortgage loans held for sale	178,783	1,413	3.16%	138,654	1,277	3.68%
Securities and other	66,180	119	0.72%	50,754	85	0.67%
Total interest-earning assets	1,252,159	13,177	4.21%	1,219,489	14,011	4.60%
Non-interest-earning assets	82,207			84,438
Total assets	$1,334,366			$1,303,927

Interest-bearing liabilities:
Interest-bearing checking	$273,757	122	0.18%	$322,069	346	0.43%
Savings	38,389	14	0.14%	36,619	18	0.21%
Money market	190,971	124	0.26%	163,214	214	0.52%
Certificates of deposit	439,246	1,067	0.97%	426,763	1,241	1.16%
Total interest-bearing deposits	942,363	1,327	0.56%	948,665	1,819	0.77%
Borrowed money	67,620	236	1.39%	46,855	232	1.98%
Subordinated debentures	19,589	125	2.56%	19,589	139	2.83%
Total interest-bearing liabilities	1,029,572	1,688	0.66%	1,015,109	2,190	0.86%
Non-interest bearing liabilities:
Non-interest bearing deposits	169,058			150,662
Other non-interest bearing liabilities	13,410			13,723
Total non-interest-bearing liabilities	182,468			164,385
Stockholders’ equity	122,326			124,433

Total liabilities and stockholders’ equity	$1,334,366			$1,303,927

Net interest income		$11,489			$11,821

Interest rate spread (2)			3.55%			3.74%

Net interest margin (3)			3.67%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.62%			120.13%

(1)         Includes non-accrual loans with an average balance of $40.8 million and $52.8 million for the three months ended  March 31, 2013 and 2012, respectively.

(2)         Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)         Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2013			March 31, 2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$224,286	$5,978	5.33%	$254,474	$7,149	5.62%
Commercial	633,919	15,033	4.74%	610,700	15,572	5.10%
Home equity lines of credit	136,750	2,549	3.73%	167,757	3,083	3.68%
Consumer	2,106	23	2.11%	2,663	46	3.42%
Total loans receivable	997,061	23,583	4.73%	1,035,594	25,850	4.99%
Mortgage loans held for sale	181,319	2,982	3.29%	138,676	2,588	3.73%
Securities and other	58,387	224	0.77%	46,685	196	0.84%
Total interest-earning assets	1,236,767	26,789	4.33%	1,220,955	28,634	4.69%
Non-interest-earning assets	84,402			85,870
Total assets	$1,321,169			$1,306,825

Interest-bearing liabilities:
Interest-bearing checking	$273,478	261	0.19%	$321,926	761	0.47%
Passbook savings	38,439	35	0.18%	36,296	38	0.21%
Money market	172,062	235	0.27%	165,811	455	0.55%
Certificates of deposit	442,803	2,230	1.01%	420,056	2,702	1.29%
Total interest-bearing deposits	926,782	2,761	0.60%	944,089	3,956	0.84%
Borrowed money	62,395	475	1.52%	51,055	472	1.85%
Subordinated debentures	19,589	257	2.63%	19,589	271	2.76%
Total interest-bearing liabilities	1,008,766	3,493	0.69%	1,014,733	4,699	0.93%
Non-interest bearing liabilities:
Non-interest bearing deposits	175,869			153,789
Other non-interest bearing liabilities	15,110			14,602
Total non-interest-bearing liabilities	190,979			168,391
Stockholders’ equity	121,424			123,701

Total liabilities and stockholders’ equity	$1,321,169			$1,306,825

Net interest income		$23,296			$23,935

Interest rate spread (2)			3.64%			3.76%

Net interest margin (3)			3.77%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.60%			120.32%

(1)   Includes non-accrual loans with an average balance of $43.7 million and $53.0 million for the six months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended			Six Months Ended
	March 31, 2013 vs 2012			March 31, 2013 vs 2012
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$(361)	$(162)	$(523)	$(816)	$(355)	$(1,171)
Home equity lines of credit	421	(589)	(168)	581	(1,120)	(539)
Commercial	(278)	(11)	(289)	(576)	42	(534)
Consumer	(4)	(20)	(24)	(9)	(14)	(23)
Total loans receivable	(222)	(782)	(1,004)	(820)	(1,447)	(2,267)
Mortgage loans held for sale	333	(197)	136	726	(332)	394
Securities and other	2	32	34	(17)	45	28
Net change in income on interest earning assets	113	(947)	(834)	(111)	(1,734)	(1,845)

Interest-bearing liabilities:
Interest-bearing checking	(46)	(178)	(224)	(101)	(399)	(500)
Passbook savings	1	(5)	(4)	2	(5)	(3)
Money market	31	(121)	(90)	17	(237)	(220)
Certificates of deposit	35	(209)	(174)	141	(613)	(472)
Total interest-bearing deposits	21	(513)	(492)	59	(1,254)	(1,195)
Borrowed money	85	(81)	4	94	(91)	3
Subordinated debentures	—	(14)	(14)	—	(14)	(14)
Net change in expense on interest bearing liabilities	106	(608)	(502)	153	(1,359)	(1,206)

Change in net interest income	$7	$(339)	$(332)	$(264)	$(375)	$(639)

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2013 was $3.7 million compared with $1.4 million during the same quarter last year.  For the six months ended March 31, 2013, net income was $6.8 million compared with $4.4 million during the same period last year.  Net income available to common shares for the quarter ended March 31, 2013 was $3.2 million, or $0.29 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $851,000, or $0.08 per diluted common share on 11.1 million average diluted shares outstanding, during the same quarter last year.  For the six months ended March 31, 2013, net income available to common shares was $6.0 million, or $0.54 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $3.4 million, or $0.30 per diluted common share on 11.1 million average diluted shares outstanding, for the same period a year ago.  Reducing net income available to common shares for the three and six months ended March 31, 2013 were dividends and discount accretion on the Company’s preferred stock, totaling $406,000, or $0.04 per diluted common share and $811,000, or $0.07 per diluted common share, respectively, compared with $518,000, or $0.05 per diluted common share, and $1.0 million, or $0.09 per diluted common share, in the comparable 2012 periods.  The lower level of dividends and discount accretion during the three and six months ended March 2013 resulted from the Company’s repurchase of preferred stock totaling $7.1 million in par value during the quarter ended September 30, 2012.

Net interest income decreased 2.8% to $11.5 million for the quarter ended March 31, 2013 compared with $11.8 million for the same period last year primarily as the result of a decrease in the net interest margin.  For the six months ended March 31, 2013, net interest income decreased 2.7% to $23.3 million compared with $23.9 million for the same six-month period last year as the result of a decrease in the net interest margin combined with a shift in the mix of interest earning asset volumes. The net interest margin decreased to 3.67% and 3.77% for the three and six months ended March 31, 2013, respectively, compared with 3.88% and 3.92% for the three and six months ended March 31, 2012, respectively, primarily as the result of market-driven decreases in the average yields on loans receivable and loans held for sale, partially offset by a decrease in average cost of deposits.  The average balance of interest-earning assets increased to $1.25 billion and $1.24 billion for the three and six months ended March 31, 2013, respectively, compared with $1.22 billion and $1.22 billion for the three and six months ended March 31, 2012, respectively.  However, the Company saw a shift in the mix of interest-earning assets during these periods as increases in the average balances of loans held for sale, commercial loans and securities and other interest-earning assets were partially offset by net decreases in all other categories of interest-earning assets during the three- and six-month periods.

Total interest and dividend income decreased 6.0% to $13.2 million for the quarter ended March 31, 2013 compared with $14.0 million for the same quarter last year.  For the six months ended March 31, 2013, total interest and dividend income decreased 6.4% to $26.8 million compared with $28.6 million for the same period a year ago.  The decreases were primarily the result of decreases in interest income on loans receivable partially offset by increases in interest income on loans held for sale.

Interest income on loans receivable decreased 7.9% to $11.6 million for the quarter ended March 31, 2013 compared with $12.6 million for the same quarter last year as the result of decreases in the average balance and the average yield.  The average balance of loans receivable decreased to $1.01 billion during the three months ended March 31, 2013 compared with $1.03 billion during the same period last year. The decrease was due to a $57.6 million decrease in the combined average balance of residential real estate and home equity lines of credit, partially offset by a $35.0 million increase in the average balance of commercial loans.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Service.  The average yield on loans receivable decreased to 4.62% during the three months ended March 31, 2013 compared with 4.91% during the same period last year primarily as the result of decreasing market interest rates combined with the shift in the mix of loans receivable.

For the six-month periods, interest income on loans receivable decreased 8.8% to $23.6 million in 2013, compared with $25.8 million in 2012.  The average balance of loans receivable decreased to $997.1 million for the six months ended March 31, 2013 compared with $1.04 billion for the same period last year.  The average yield on loans receivable decreased to 4.73% during the six months ended March 31, 2013 from 4.99% for the same period a year ago.  Increasing interest income on loans was the collection during the quarters ended March 31, 2013 and December 31, 2012 of $160,000 and $285,000, respectively, of interest income on a commercial loan that was charged off in a prior period.

Interest income on mortgage loans held for sale increased 10.6% to $1.4 million for the quarter ended March 31, 2013 from $1.3 million for the quarter ended March 31, 2012.  For the six month periods, interest income on mortgage loans held for sale increased 15.2% to $3.0 million in 2013 compared with $2.6 million in 2012.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.7 million and $3.5 million for the three and six months ended March 31, 2013, respectively, compared with $2.2 million and $4.7 million for the comparable 2012 periods, respectively.  The decreases were primarily due to market-driven declines in the average cost of funds partially offset by the impact of a shift in the mix of deposits.  The average cost of funds decreased to 0.66% and 0.69% for the three and six months ended March 31, 2013 compared with 0.86% and 0.93% for the three and six months ended March 31, 2012.

Interest expense on deposits decreased to $1.3 million and $2.8 million for the three and six months ended March 31, 2013, respectively, compared with $1.8 million and $4.0 million for the comparable 2012 periods, respectively.  The decreases were primarily due to decreases in the average cost of deposits.  Primarily as the result of lower market interest rates, the average cost of deposits decreased to 0.56% and 0.60% for the three and six months ended March 31, 2013 compared with 0.77% and 0.84% for the three and six months ended March 31, 2012.  The average balance decreased to $942.4 million and $926.8 million for the three and six months ended March 31, 2013, respectively, compared with $948.7 million and $944.1 million for the three and six months ended March 31, 2012, respectively.  However, the Company saw a shift in the mix of deposits into higher-costing time deposits, which partially offset the impact on interest expense of the lower market interest rates.  The average balance of time deposits was $439.2 million and $442.8 million for the three and six months ended March 31, 2013, respectively, compared with $426.8 million and $420.1 million, respectively, for the same 2012 periods.  The average cost of time deposits was 0.97% and 1.01% for the three and six months ended March 31, 2013, respectively, compared with 1.16% and 1.29%, respectively, for the same 2012 periods.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money remained almost constant at $235,000 and $474,000 for the three and six months ended March 31, 2013, respectively, compared with $232,000 and $473,000 for the three and six months ended March 31, 2012, respectively.  The impact of increases in the average balances was almost entirely offset by decreases in the average cost.  The average balances increased to $67.6 million and $62.4 million for the three and six months ended March 31, 2013, respectively, compared with $46.9 million and $51.1 million for the three and six months ended March 31, 2012, respectively.  The increased borrowings were used to fund growth in loans held for sale and investment securities.  The average cost decreased to 1.39% and 1.52%, respectively, for the three and six months ended March 31, 2013 compared with 1.98% and 1.85% for the three and six months ended March 31, 2012, respectively, primarily as the result of lower market interest rates.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2013 was $1.4 million and $3.4 million, respectively, compared with $5.5 million and $8.5 million, respectively, for the same periods a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased $1.2 million to $4.6 million for the three months ended March 31, 2013 compared with $3.6 million for the same period last year.  For the six-month periods, total non-interest income increased $2.4 million to $9.4 million in 2013 compared with $7.0 million in 2012.  The increases were primarily the result of higher mortgage revenues and retail banking fees, partially offset by decreased investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services.

Investment brokerage revenues totaled $264,000 and $557,000 for the three and six months ended March 31, 2013 compared with $397,000 and $771,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the 2013 periods compared with the same 2012 periods as a result of weakened market demand for fixed-income investment products in the midst of the lower interest rate environment.

Non-Interest Expense

Total non-interest expense increased $1.2 million to $9.1 million for the three months ended March 31, 2013 compared with $7.9 million for the same period a year ago.  For the six months ended March 31, 2013, total non-interest expense increased $2.9 million to $19.0 million compared with $16.1 million for the same six-month period last year.  Increases in salaries and employee benefits expense, occupancy, equipment and data processing expense, and professional services expense accounted for the majority of the increases in total non-interest expense.

Salaries and employee benefits expense increased $632,000 to $4.4 million for the three months ended March 31, 2013 compared with $3.8 million for the same period a year ago.  For the six months ended March 31, 2013, salaries and employee benefits expense increased $1.5 million to $9.0 million compared with $7.5 million for the same period a year ago.  The increases were primarily related to the expense associated with new mortgage loan origination offices. Several of such offices were in a start-up mode or had not yet reached their full loan production capabilities and, as a result, any such expense that was directly attributable to in-process loan originations was not absorbed by increased loan origination activity.  In addition, the Company hired additional staff in other locations to support the Company’s mortgage banking operation.

Occupancy, equipment and data processing expense increased $216,000 to $2.5 million for the three months ended March 31, 2013 compared with $2.3 million for the three months ended March 31, 2012 and increased $395,000 to $4.9 million for the six months ended March 31, 2013 compared with $4.5 million for the same period a year ago.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense increased $398,000 to $801,000 for the three months ended March 31, 2013 compared with $403,000 for the three months ended March 31, 2012.  For the six months ended March 31, 2013, total professional services expense increased $526,000 to $1.4 million compared with $829,000 for the same period a year ago.  The increases were primarily due to increased legal expense associated with the resolution of troubled loans and professional recruiting fees related to the hiring of certain key loan production personnel.

FDIC deposit insurance premium expense decreased to $276,000 and $710,000 for the three and six months ended March 31, 2013, respectively, compared with $441,000 and $882,000 for the same 2012 periods, respectively, primarily as the result of a reduction in the Bank’s assessment rate during the quarter ended March 31, 2013.

Real estate foreclosure expense and losses, net decreased $148,000 to $240,000 for the three months ended March 31, 2013 compared with $388,000 for the same period in 2012 and increased $321,000 to $1.5 million for the six months ended March 31, 2013 compared with $1.1 million for the same period a year ago.   See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $1.4 million to $2.0 million, or an effective rate of 35.29%, for the three months ended March 31, 2013, compared with $565,000, or an effective rate of 29.21%, for the three months ended March 31, 2012.  For the six months ended March 31, 2013, the provision for income taxes increased $1.5 million to $3.5 million, or an effective tax rate of 33.82%, compared with $1.9 million, or an effective tax rate of 30.34% for the same period last year.  The Company’s effective tax rates in the 2013 and 2012 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank-owned life insurance and tax-exempt interest on loans from taxable income.  The higher effective tax rates in the 2013 periods were due to the higher pre-tax income in the 2013 periods resulting in a lower proportion of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31,	September 30,
	2013	2012
NON-ACCRUAL LOANS:
Residential real estate loans:
First mortgage	$4,738,884	$4,248,451
Second mortgage	354,510	610,254
Home equity lines of credit	2,404,699	1,612,491
Total residential real estate loans	7,498,093	6,471,196
Commercial loans:
Commercial & multi-family real estate	3,177,772	6,119,188
Land acquisition & development	27,000	—
Real estate construction & development	33,100	357,643
Commercial & industrial	3,579,766	4,411,914
Total commercial loans	6,817,638	10,888,745
Consumer & other loans	38,022	102,321
Total non-accrual loans	14,353,753	17,462,262
TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Residential real estate:
First mortgage	7,219,318	11,808,851
Second mortgage	509,114	1,473,279
Home equity lines of credit	607,266	1,266,083
Total residential real estate loans	8,335,698	14,548,213
Commercial loans:
Commercial & multi-family real estate	6,358,278	6,387,910
Land acquisition & development	45,174	—
Real estate construction & development	—	34,173
Commercial & industrial	1,507,083	1,186,114
Total commercial loans	7,910,535	7,608,197
Consumer & other	34,921	41,954
Total current troubled debt restructurings	16,281,154	22,198,364
Past due under restructured terms:
Residential real estate:
First mortgage	2,644,788	5,463,037
Second mortgage	332,085	165,518
Home equity lines of credit	398,583	541,835
Total residential real estate loans	3,375,456	6,170,390
Commercial loans:
Commercial & multi-family real estate	2,045,499	1,607,338
Land acquisition & development	—	39,009
Total commercial loans	2,045,499	1,646,347
Total past due troubled debt restructurings	5,420,955	7,816,737
Total troubled debt restructurings	21,702,109	30,015,101
Total non-performing loans	36,055,862	47,477,363
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	4,624,326	2,651,534
Commercial real estate	4,193,807	11,300,634
Total real estate acquired in settlement of loans	8,818,133	13,952,168
Total non-performing assets	$44,873,995	$61,429,531

Ratio of non-performing loans to total loans receivable	3.54%	4.79%
Ratio of non-performing assets to total assets	3.32%	4.56%
Ratio of allowance for loan losses to non-performing loans	51.61%	36.05%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	1.94%	2.55%
Ratio of non-performing assets to total assets	2.12%	2.91%
Ratio of allowance for loan losses to non-performing loans	91.55%	65.56%

Non-performing assets decreased $16.6 million to $44.9 million at March 31, 2013 from $61.4 million at September 30, 2012 as a result of an $8.3 million decrease in troubled debt restructurings, a $5.1 million decrease in real estate acquired in settlement of loans and a $3.1 million decrease in non-accrual loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans totaled $14.4 million at March 31, 2013 compared with $17.5 million at September 30, 2012.  Non-accrual residential real estate loans totaled $7.5 million at March 31, 2013 compared with $6.5 million at September 30, 2012.  Non-accrual commercial loans decreased to $6.8 million at March 31, 2013 compared with $10.9 million at September 30, 2012, primarily due to a $2.9 million decrease in non-accrual commercial and multi-family real estate loans.  Significant activity during the six months ended March 31, 2013 included the payoff of a $2.3 million commercial loan secured by commercial real estate in the St. Louis metropolitan area and the foreclosure on three commercial and multi-family real estate loans totaling $371,000.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.

Total troubled debt restructurings decreased to $21.7 million at March 31, 2013 compared with $30.0 million at September 30, 2012 primarily due to a decrease in restructured residential real estate loans.

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

Non-performing restructured residential loans decreased to $11.7 million at March 31, 2013 compared with $20.7 million at September 30, 2012.  During the six months ended March 31, 2013, the Company restructured $943,000 of loans to troubled residential borrowers and returned $8.5 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the six months ended March 31, 2013 were $876,000 of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the six months ended March 31, 2013 were charge-offs of $1.2 million and cash receipts totaling $580,000.  At March 31, 2013, 54% of the total principal balance of restructured loans related to residential borrowers compared with 69% at September 30, 2012.  At March 31, 2013, 71% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 70% at September 30, 2012.

Non-performing restructured commercial loans increased to $10.0 million at March 31, 2013 compared with $9.3 million at September 30, 2012.  During the six months ended March 31, 2013, the Company restructured $3.1 million of commercial loans to troubled borrowers and returned $2.3 million of previously restructured loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.

Real estate acquired in settlement of loans decreased to $8.8 million at March 31, 2013 compared with $14.0 million at September 30, 2012.  Significant activity for the six months ended March 31, 2013 included the sale of the Company’s largest foreclosed asset, which was a retail strip shopping center located in the St. Louis metropolitan area that had a carrying value of $3.5 million, the sale of a retail strip shopping center in southern Missouri that had a carrying value of $2.2 million, the sale of raw land located in Jefferson County Missouri that had a carrying value of $964,000 and foreclosure on the property securing a $3.2 million single-family residential mortgage loan in the St. Louis metropolitan area.  In addition, the Company recorded $1.1 million of additional write-downs related to two commercial properties due to declines in their estimated values since their acquisition in prior periods.

Real estate foreclosure losses and expense was $240,000 and $1.5 million for the three and six months ended March 31, 2013, respectively, compared with $388,000 and $1.1 million for the 2012 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The expense for the six months ended March 31, 2013 included $1.1 million of additional write-downs related to two commercial properties that is discussed above.  Real estate foreclosure losses and expense for the six months ended March 31, 2012 included $1.1 million of write-downs related to three commercial real estate properties and $235,000 of write-downs related to several residential properties due to declines in their estimated values since their acquisition in prior periods.  Partially offsetting these expenses during the six months ended March 31, 2012 was a $324,000 gain on the sale of the remaining lots in a residential real estate development that were acquired through foreclosure in a prior year.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Balance, beginning of period	$17,956,832	$25,789,553	$17,116,595	$25,713,622
Provision charged to expense	1,375,000	5,500,000	3,440,000	8,500,000
Charge-offs:
Residential real estate loans	1,518,582	8,144,213	3,819,006	10,317,878
Commercial loans	41,600	4,559,298	1,330,722	5,348,106
Consumer and other loans	24,911	462,260	59,110	492,081
Total charge-offs	1,585,093	13,165,771	5,208,838	16,158,065
Recoveries:
Residential real estate loans	149,956	58,822	294,804	111,197
Commercial loans	704,916	67,670	2,947,653	79,895
Consumer and other loans	6,157	4,107	17,554	7,732
Total recoveries	861,029	130,599	3,260,011	198,824
Net charge-offs	724,064	13,035,172	1,948,827	15,959,241
Balance, end of period	$18,607,768	$18,254,381	$18,607,768	$18,254,381

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and six months ended March 31, 2013 was $1.4 million and $3.4 million, respectively, compared with $5.5 million and $8.5 million, respectively, in the same 2012 periods.  The decreased provisions for the 2013 periods compared with the same periods last year were generally the result of lower levels of net charge-offs combined with lower levels of non-performing and internal adversely classified assets, partially offset by the impact of loan portfolio growth.  Net charge-offs for the three and six months ended March 31, 2013 totaled $724,000, or 0.29% of average loans on an annualized basis, and $1.9 million, or 0.39% of average loans on an annualized basis, respectively, compared with $13.0 million, or 5.06% of average loans on an annualized basis, and $16.0 million, or 3.08% of average loans on an annualized basis, respectively, for the same periods in 2012.  Reducing net charge-offs were recoveries totaling $861,000 and $3.3 million for the three and six months ended March 31, 2013, respectively, compared with $131,000 and $199,000 for the same periods in 2012, respectively.  Recoveries for the six months ended March 31, 2013 included the collection of $2.8 million of cash payments from borrowers related to two large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Bank or other circumstances beyond the Bank’s control.  Accordingly, no assurance can be given that similar recoveries will be realized in future periods.

The increased level of net charge-offs for the three and six months ended March 31, 2012 were primarily the result of a modification to the Company’s loan charge-off policy in conjunction with the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of Currency’s (“OCC”) Call Reports effective March 31, 2012, and to a lesser extent, a $2.5 million partial charge-off related to one commercial loan relationship.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  The OCC requires such impairment charges to be recognized through loan charge-offs.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  The Company modified its loan charge-off policy to comply with the OCC’s guidance and, accordingly, recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses during the three months ended March 31, 2012.  Declines in residential real estate values in the Company’s market areas, as well as nationally, also contributed to the high levels of charge-offs in the 2012 periods.

The ratio of the allowance for loan losses to loans receivable was 1.83% at March 31, 2013 compared with 1.79% at December 31, 2012 and 1.73% at September 30, 2012.  The ratio of the allowance for loan losses to non-performing loans was 51.61% at March 31, 2013 compared with 42.38% at December 31, 2012 and 36.05% at September 30, 2012.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 91.55% at March 31, 2013 compared with 68.11% at December 31, 2012 and 65.56% at September 30, 2012.

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

The following table summarizes the unpaid principal balances of impaired loans at March 31, 2013 and September 30, 2012.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	March 31, 2013				September 30, 2012
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Residential real estate first mortgage	$2,521,141	$3,798,839	$24,015,703	$30,335,683	$3,907,784	$3,996,900	$26,552,991	$34,457,675
Residential real estate second mortgage	211,179	244,332	2,626,252	3,081,763	392,846	287,708	3,538,534	4,219,088
Home equity lines of credit	306,163	712,730	3,276,037	4,294,930	332,636	615,262	2,820,956	3,768,854
Total residential loans	3,038,483	4,755,901	29,917,992	37,712,376	4,633,266	4,899,870	32,912,481	42,445,617
Land acquisition and development	—	72,175	—	72,175	—	39,009	—	39,009
Real estate construction and development	—	33,100	—	33,100	—	64,800	327,016	391,816
Commercial and multi-family real estate	1,211,494	3,204,799	9,394,535	13,810,828	—	6,355,872	9,735,952	16,091,824
Commercial and industrial	256,569	3,694,890	1,185,181	5,136,640	—	4,268,545	1,437,551	5,706,096
Total commercial loans	1,468,063	7,004,964	10,579,716	19,052,743	—	10,728,226	11,500,519	22,228,745
Consumer and other	3,403	34,920	86,821	125,144	—	46,954	158,502	205,456
Total	$4,509,949	$11,795,785	$40,584,529	$56,890,263	$4,633,266	$15,675,050	$44,571,502	$64,879,818

Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $3.0 million at March 31, 2013 compared with $4.6 million at September 30, 2012.  The decrease primarily resulted from the overall decrease in past due residential loans combined with charge-offs and foreclosures during the six months ended September 30, 2013. Residential real estate mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $4.8 million at March 31, 2013 compared with $4.9 million at September 30, 2012.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $29.9 million at March 31, 2013 compared with $32.9 million at September 30, 2012.  The decrease primarily resulted primarily from the overall decrease in past due residential loans. Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at March 31, 2013 and September 30, 2012.

Commercial loans that were determined to be impaired and had related specific allowances totaled $1.5 million at March 31, 2013.  There were no such loans at September 30, 2012.  Commercial loans that were determined to be impaired and had partial charge-offs recorded decreased to $7.0 million at March 31, 2013 compared with $10.7 million at September 30, 2012, primarily as the result of a $3.2 million decrease in commercial and multi-family real estate loans with partial charge-offs recorded.  Significant activity in this category during the six months ended March 31, 2013 included the receipt of $3.3 million in principal payments on one loan secured by commercial real estate that was classified as impaired at September 30, 2012.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $10.6 million at March 31, 2013 compared with $11.5 million at September 30, 2012.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  Management determined that the Company will be unable to collect all scheduled interest payments due according to the loan contracts on several large relationships secured by commercial real estate.  However, after evaluation of the current fair value of the underlying collateral, management determined that no impairment losses requiring a specific allowance for loan losses were probable on these loans.

After evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans, the ability of the borrowers to repay the principal balance of the loans and the amount of partial charge offs that had been previously recorded, management determined that no further impairment losses requiring specific allowances for loan losses were probable on impaired commercial loans at March 31, 2013 and September 30, 2012.

FINANCIAL CONDITION

Cash and cash equivalents increased to $70.1 million at March 31, 2013 from $62.3 million at September 30, 2012 primarily due to cash generated by the decrease in loans held for sale.  Federal funds sold and overnight interest-bearing deposit accounts increased to $53.8 million at March 31, 2013 compared with $46.5 million at September 30, 2012.

Debt and mortgage-backed securities available for sale increased to $34.3 million at March 31, 2013 from $21.9 million at September 30, 2012.  Mortgage-backed securities held to maturity decreased to $5.3 million at March 31, 2013 from $5.7 million at September 30, 2012.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money decreased to $97.9 million at March 31, 2013 from $110.0 million at September 30, 2012.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.9 million to $2.7 million at March 31, 2013 compared with $5.6 million at September 30, 2012 primarily due to the Company’s payment of borrowers’ real estate taxes in December 2012.

Total stockholders’ equity increased to $122.9 million at March 31, 2013 from $118.2 million at September 30, 2012 primarily as the result of net income of $6.8 million and the amortization of stock option and award expense of $755,000, partially offset by the payment of common stock dividends totaling $2.2 million and preferred stock dividends totaling $635,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At March 31, 2013, borrowings from the FHLB totaled $66.0 million, had a weighted-average interest rate of 1.49%, a weighted average maturity of approximately 15 months and represented 5% of total assets.  At September 30, 2012, borrowings from the FHLB totaled $89.0 million, had a weighted-average interest rate of 1.18%, a weighted average maturity of approximately 13 months and represented 7% of total assets.  There were no borrowings from the Federal Reserve Bank or national brokered deposits outstanding at March 31, 2013 or September 30, 2012.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately two-thirds of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying residential first mortgage loans, residential mortgage loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2013, the Bank had approximately $137.4 million in additional borrowing authority under the arrangement with the FHLB in addition to the $66.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At March 31, 2013, the Bank had approximately $167.3 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $208.0 million of commercial loans pledged as collateral under this agreement.

At March 31, 2013, the Bank had outstanding commitments to originate loans totaling $138.2 million and commitments to sell loans totaling $249.8 million.  Certificates of deposit totaling $310.8 million, or 28.4% of total deposits, at March 31, 2013 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the Bank’s regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At March 31, 2013 and September 30, 2012, the Company had cash and cash equivalents totaling $326,000 and $83,000, respectively, and a demand loan extended to the Bank totaling $4.8 million and $4.4 million, respectively, that could be used to fulfill its liquidity needs.  Subsequent to March 31, 2013, the Bank repaid $2.0 million of the demand loan to the Company, which was used by the Company to repurchase $2.0 million in par value of its Preferred Stock from private investors.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market residential mortgage loan investors.  Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $690.3 million in cash during the six months ended March 31, 2013 and provided proceeds of $723.5 million from loan sales, compared with $687.0 million and $640.6 million, respectively, in the same 2012 periods.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio, increased $27.2 million for the six months ended March 31, 2013 compared with a decrease of $12.2 million for the six months ended March 31, 2012.  Other significant uses of cash from investing activities for the six months ended March 31, 2013 included $50.6 million for the purchase of debt securities available for sale and $7.1 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the six months ended March 31, 2012 included $19.9 million for the purchase of debt securities available for sale and $3.0 million for the purchase of FHLB stock.  Sources of cash from investing activities for the six months ended March 31, 2013 included proceeds from maturities of debt securities available for sale totaling $37.9 million, proceeds from FHLB stock redemptions of $8.1 million, principal repayments on mortgage-backed securities totaling $427,000 and proceeds from the sale of real estate acquired in settlement of loans of $9.2 million.  Sources of cash from investing activities for the six months ended March 31, 2012 included proceeds from maturities of debt securities available for sale totaling $23.3 million, proceeds from FHLB stock redemptions of $2.1 million, principal repayments on mortgage-backed securities totaling $3.0 million and proceeds from the sale of real estate acquired in settlement of loans of $1.7 million.

The Company’s primary sources of cash from financing activities for the six months ended March 31, 2013 included a $12.6 million increase in deposits and an $11.0 million increase in overnight retail repurchase agreements.  The primary source of cash from financing activities for the six months ended March 31, 2012 was a $20.0 million increase in FHLB advances.  Primary uses of cash from financing activities for the six months ended March 31, 2013 included a

$23.0 million decrease in FHLB advances, a $2.9 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $2.2 million and dividends paid on preferred stock of $635,000.  Primary uses of cash from financing activities for the six months ended March 31, 2012 included an $8.3 million decrease in deposits, a $3.4 million decrease in overnight retail repurchase agreements, a $2.2 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $2.1 million and dividends paid on preferred stock of $813,000.

The following table presents the maturity structure of time deposits and other borrowings at March 31, 2013:

	March 31, 2013
			Retail
	Certificates	FHLB	Repurchase	Subordinated
	of Deposit	Borrowings	Agreements	Debentures
	(In thousands)
Maturing in:
Three months or less	$106,449	$37,000	$31,943	$—
Over three months through six months	78,066	—	—	—
Over six months through twelve months	126,280	—	—	—
Over twelve months	121,233	29,000	—	19,589
Total	$432,028	$66,000	$31,943	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2013 are as follows:

Less than one year	$1,183,696
Over 1 year through 3 years	2,228,565
Over 3 years through 5 years	1,684,473
Over 5 years	1,327,934
Total	$6,424,668

REGULATORY CAPITAL

The Company is currently not subject to any separate capital requirements from those of the Bank.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at March 31, 2013.

As of March 31, 2013, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2013 and September 30, 2012.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2013:
Tangible capital (to total assets)	$133,195	9.90%	$20,179	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	146,423	13.91%	84,232	8.00%	$105,290	10.00%
Tier I risk-based capital (to risk-weighted assets)	133,195	12.65%	N/A	N/A	63,174	6.00%
Tier I leverage capital (to average assets)	133,195	9.90%	53,812	4.00%	67,264	5.00%

As of September 30, 2012:
Tangible capital (to total assets)	$129,223	9.63%	$20,134	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	142,378	13.58%	83,873	8.00%	$104,841	10.00%
Tier I risk-based capital (to risk-weighted assets)	129,223	12.33%	N/A	N/A	62,905	6.00%
Tier I leverage capital (to average assets)	129,223	9.63%	53,690	4.00%	67,113	5.00%

In December 2010 and January 2011, the International Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are being considered by United States banking regulators in developing new regulations applicable to other banks in the United States.  Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

For the three and six months ended March 31, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At March 31, 2013, the Company had issued $138.2 million of unexpired interest rate lock commitments to loan customers compared with $179.6 million of unexpired commitments at September 30, 2012.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2013 and 2012.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2013 and September 30, 2012 were $1.1 million and $1.4 million, respectively.

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

During the quarter ended March 31, 2013, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Balance Sheet.  In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. The scope of the ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The ASU is effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a material effect on the Company’s consolidated financial statements.

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

Item 1A.  Risk Factors:

Our mortgage originations may decrease due to a slowdown in refinance activity, which would result in less non-interest income.

Mortgage revenues, which we recognize from the sale in the secondary market of mortgage loans originated by our mortgage lending division, are our largest source of non-interest income and a significant contributor to our net income.  In recent periods, due to the low level of market interest rates, we have seen strong demand to originate loans to refinance existing mortgages.  Loans originated to refinance existing mortgages totaled $416.9 million, or 61% of the total loans originated for sale, for the six months ended March 31, 2013 and $814.9 million, or 58% of the total loans originated for sale, for the year ended September 30, 2012.  Due to the long period of time that interest rates have remained at low levels, industry analysts believe that many borrowers have already refinanced their existing mortgage and, thus, there will be fewer opportunities for financial institutions to originate loans to refinance existing mortgages.  If our mortgage originations decrease, our mortgage revenues and non-interest income will decrease.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013 through January 31, 2013	346	$9.30	—	403,800
February 1, 2013 through February 28, 2013	327	$9.83	—	403,800
March 1, 2013 through March 31, 2013	8,808	$10.02	—	403,800
Total	9,481	$9.99	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended March 31, 2013.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101         The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.*

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

PULASKI FINANCIAL CORP.

Date:	May 6, 2013	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	May 6, 2013	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer