Form 10-Q
period 2013-06-30
PULASKI FINANCIAL CORP
filed 2013-08-05
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, par value $.01 per share	11,402,616 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2013

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND SEPTEMBER 30, 2012

	June 30,	September 30,
	2013	2012
ASSETS
Cash and amounts due from depository institutions	$12,794,287	$15,834,193
Federal funds sold and overnight interest-bearing deposits	56,760,323	46,500,729
Total cash and cash equivalents	69,554,610	62,334,922
Debt and mortgage-backed securities available for sale, at fair value	35,422,725	21,921,417
Mortgage-backed securities held to maturity, at amortized cost (fair value of $4,857,174 and $6,096,227 at June 30, 2013 and September 30, 2012, respectively)	4,591,447	5,656,963
Capital stock of Federal Home Loan Bank, at cost	6,552,400	5,558,600
Mortgage loans held for sale, at lower of cost or market	144,636,311	180,574,694
Loans receivable (net of allowance for loan losses of $18,581,273 and $17,116,595 at June 30, 2013 and September 30, 2012, respectively)	1,001,094,828	975,727,642
Real estate acquired in settlement of loans (net of allowance for losses of $1,316,100 and $4,706,775 at June 30, 2013 and September 30, 2012, respectively)	9,751,208	13,952,168
Premises and equipment, net	17,833,537	18,415,977
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,627,770	3,888,611
Bank-owned life insurance	32,509,193	31,844,074
Deferred tax assets	10,899,350	11,638,492
Prepaid expenses, accounts receivable and other assets	7,990,313	12,065,342
Total assets	$1,348,402,216	$1,347,517,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$1,042,899,783	$1,081,698,318
Borrowed money	145,877,306	109,981,455
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	3,551,004	5,589,385
Accrued interest payable	525,602	695,111
Other liabilities	12,666,289	11,796,985
Total liabilities	1,225,108,984	1,229,350,254
Stockholders’ Equity:
Preferred stock - $.01 par value per share, 1,000,000 shares authorized; 23,388 and 25,418 shares issued at June 30, 2013 and September 30, 2012, respectively; $1,000 per share liquidation value, net of discount	23,224,553	24,976,239
Common stock - $.01 par value per share, 18,000,000 shares authorized; 13,082,271 and 13,068,618 shares issued at June 30, 2013 and September 30, 2012, respectively	130,823	130,687
Treasury stock at cost; 2,034,747 and 2,114,246 shares at June 30, 2013 and September 30, 2012, respectively	(15,664,825)	(15,939,378)
Additional paid-in capital	57,523,732	56,849,475
Accumulated other comprehensive income, net	(40,064)	21,475
Retained earnings	58,119,013	52,128,674
Total stockholders’ equity	123,293,232	118,167,172
Total liabilities and stockholders’ equity	$1,348,402,216	$1,347,517,426

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income:
Loans receivable	$11,380,812	$12,304,071	$34,963,841	$38,153,979
Mortgage loans held for sale	1,237,637	1,248,634	4,219,411	3,836,474
Securities and other	88,745	110,377	312,987	307,012
Total interest and dividend income	12,707,194	13,663,082	39,496,239	42,297,465
Interest Expense:
Deposits	1,168,553	1,648,507	3,929,897	5,604,197
Borrowed money	251,401	232,025	725,778	704,665
Subordinated debentures	125,621	135,211	382,877	405,877
Total interest expense	1,545,575	2,015,743	5,038,552	6,714,739
Net interest income	11,161,619	11,647,339	34,457,687	35,582,726
Provision for loan losses	1,800,000	3,000,000	5,240,000	11,500,000
Net interest income after provision for loan losses	9,361,619	8,647,339	29,217,687	24,082,726
Non-Interest Income:
Mortgage revenues	3,443,682	2,410,499	9,579,825	5,993,779
Retail banking fees	997,753	1,001,917	3,144,944	2,981,831
Investment brokerage revenues	185,367	349,569	742,496	1,120,497
Bank-owned life insurance	211,815	243,902	665,119	754,554
Other	74,963	96,209	133,217	221,585
Total non-interest income	4,913,580	4,102,096	14,265,601	11,072,246
Non-Interest Expense:
Salaries and employee benefits	4,414,003	3,772,659	13,392,998	11,296,658
Occupancy, equipment and data processing expense	2,663,861	2,330,312	7,569,056	6,840,130
Advertising	157,381	168,040	387,981	380,851
Professional services	568,774	844,312	1,924,058	1,673,525
FDIC deposit insurance premium expense	265,281	436,236	975,452	1,317,978
Real estate foreclosure losses and expense, net	111,523	649,653	1,565,679	1,782,926
Postage, document delivery and office supplies	169,499	179,737	536,260	492,171
Other	447,059	409,442	1,409,808	1,079,319
Total non-interest expense	8,797,381	8,790,391	27,761,292	24,863,558
Income before income taxes	5,477,818	3,959,044	15,721,996	10,291,414
Income tax expense	1,869,647	1,212,795	5,333,922	3,134,082
Net income	$3,608,171	$2,746,249	$10,388,074	$7,157,332
Other comprehensive income:
Unrealized gains (losses) on debt and mortgage-backed securities available for sale	(68,466)	187	(99,255)	31,111
Income tax benefit (expense)	26,017	(71)	37,716	(11,822)
Net unrealized gains (losses)	(42,449)	116	(61,539)	19,289
Comprehensive income	$3,565,722	$2,746,365	$10,326,535	$7,176,621
Income available to common shares	$3,234,526	$2,228,000	$9,203,203	$5,603,754
Per Common Share Amounts:
Basic earnings per common share	$0.30	$0.21	$0.85	$0.53
Weighted average common shares outstanding - basic	10,914,913	10,709,072	10,881,986	10,657,747
Diluted earnings per common share	$0.29	$0.20	$0.83	$0.51
Weighted average common shares outstanding - diluted	11,147,049	11,121,025	11,116,479	11,087,851

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Income, Net	Earnings	Total

Balance, September 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	10,388,074	10,388,074
Other comprehensive loss	—	—	—	—	(61,539)	—	(61,539)

Common stock dividends ($0.285 per share)	—	—	—	—	—	(3,241,042)	(3,241,042)
Preferred stock dividends	—	—	—	—	—	(927,800)	(927,800)
Accretion of discount on preferred stock	257,071	—	—	—	—	(257,071)	—
Repurchase of preferred shares (2,030 shares)	(2,008,757)	—	—	—	—	28,178	(1,980,579)
Stock options exercised (8,400 shares)	—	—	29,568	34,390	—	—	63,958
Stock option and award expense	—	—	—	993,020	—	—	993,020
Common stock issued, net (13,653 shares)	—	136	—	(136)	—	—	—
Common stock issued under employee compensation plans, net (14,130 shares)	—	—	(219,758)	(15,706)	—	—	(235,464)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(18,175)	—	—	(18,175)
Issuance of equity trust shares from Treasury, net of forfeitures (28,728 shares)	—	—	—	318,557	—	—	318,557
Distribution of equity trust shares, net (56,969 shares)	—	—	464,743	(776,760)	—	—	(312,017)
Amortization of equity trust expense	—	—	—	96,989	—	—	96,989
Tax cost from release of equity trust shares	—	—	—	42,078	—	—	42,078
Balance, June 30, 2013	$23,224,553	$130,823	$(15,664,825)	$57,523,732	$(40,064)	$58,119,013	$123,293,232

See accompanying  notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Nine Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$10,388,074	$7,157,332
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,491,210	1,497,718
Net deferred loan costs	1,269,970	1,553,188
Debt and mortgage-backed securities premiums and discounts, net	362,614	251,925
Equity trust expense, net	96,989	199,819
Stock option and award expense	993,020	830,878
Provision for loan losses	5,240,000	11,500,000
Provision for losses on real estate acquired in settlement of loans	1,219,026	1,967,019
Gains on sales of real estate acquired in settlement of loans	(396,846)	(351,843)
Originations of mortgage loans held for sale	(1,052,475,470)	(1,027,910,931)
Proceeds from sales of mortgage loans held for sale	1,081,676,904	985,283,245
Gain on sales of mortgage loans held for sale	(9,874,904)	(5,422,245)
Increase in cash value of bank-owned life insurance	(665,119)	(754,554)
Decrease in deferred tax asset	739,142	2,629,484
Common stock issued under employee compensation plan	73,234	75,075
Excess tax benefit from stock-based compensation	—	(1,286)
Tax (benefit) expense for release of equity trust shares	(42,078)	46,009
Increase in accrued expenses	907,765	338,275
Increase (decrease) in current income taxes payable	304,984	(1,281,743)
Changes in other assets and liabilities	3,902,711	2,261,797
Net adjustments	34,823,152	(27,288,170)
Net cash provided by (used in) operating activities	45,211,226	(20,130,838)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	44,285,000	32,300,000
Principal payments on mortgage-backed securities	1,113,639	3,674,087
Redemption of Federal Home Loan Bank stock	12,798,100	3,199,100
Sales of real estate acquired in settlement of loans	9,956,308	3,012,658
Purchases of:
Debt securities available for sale	(58,296,301)	(37,994,887)
Federal Home Loan Bank stock	(13,791,900)	(3,877,300)
Premises and equipment	(908,770)	(1,378,389)
Net (increase) decrease in loans receivable	(21,842,831)	10,246,623
Net cash (used in) provided by investing activities	$(26,686,755)	$9,181,892

Continued on next page.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2013 AND 2012, CONTINUED

	Nine Months Ended
	June 30,
	2013	2012
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	$(38,798,535)	$9,370,253
Net increase in overnight retail repurchase agreements	14,895,851	3,333,756
Proceeds from Federal Home Loan Bank advances, net	21,000,000	20,000,000
Net decrease in advance payments by borrowers for taxes and insurance	(2,038,381)	(1,145,152)
Proceeds from stock options excercised	63,958	289,867
Issuance of treasury shares to equity trust	318,557	190,892
Excess tax benefit from stock based compensation	—	1,286
Tax expense (benefit) for release of equity trust shares	42,078	(46,009)
Repurchase of preferred shares, net	(1,980,579)	—
Dividends paid on common stock	(3,241,042)	(3,222,330)
Dividends paid on preferred stock	(927,800)	(1,220,175)
Common stock purchased under dividend reinvestment plan	—	(16,247)
Commission on shares purchased reinvestment plan	(18,175)	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(620,715)	(404,250)
Net cash (used in) provided by financing activities	(11,304,783)	27,131,891
Net increase in cash and cash equivalents	7,219,688	16,182,945
Cash and cash equivalents at beginning of period	62,334,922	57,071,006
Cash and cash equivalents at end of period	$69,554,610	$73,253,951

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$4,098,717	$5,740,936
Interest on borrowed money	723,989	704,332
Interest on subordinated debentures	383,143	404,144
Cash paid during the period for interest	5,205,849	6,849,412
Income taxes, net	4,210,000	1,842,887

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	7,812,578	4,102,952
Loans made to facilitate the sale of real estate acquired in settlement of loans receivable	1,235,050	1,996,252

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2013 and September 30, 2012 and its results of operations for the three- and nine-month periods ended June 30, 2013 and 2012.  The results of operations for the three- and nine-month periods ended June 30, 2013 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of June 30, 2013, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The Treasury sold all of the Preferred Stock to private investors in a Dutch auction that was completed in July 2012. During the quarter ended September 30, 2012, the Company completed the repurchase of the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.  During the quarters ended June 30, 2013 and September 30, 2012, the Company completed the repurchase from private investors of $2.0 million and $7.1 million, respectively, in par value of the Preferred Stock in exchange for $2.0 million and $6.6 million, respectively, in cash.

3.                      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The dilutive effect of potential securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$3,608,171	$2,746,249	$10,388,074	$7,157,332
Less:
Preferred dividends declared	(292,350)	(406,725)	(927,800)	(1,220,175)
Accretion of discount on preferred stock	(81,295)	(111,524)	(257,071)	(333,403)
Income available to common shares	$3,234,526	$2,228,000	$9,203,203	$5,603,754

Weighted average common shares outstanding - basic	10,914,913	10,709,072	10,881,986	10,657,747
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	179,313	250,896	189,598	285,789
Equivalent shares - employee stock options and awards	52,823	39,527	44,895	41,891
Equivalent shares - common stock warrant	—	121,530	—	102,424
Weighted average common shares outstanding - diluted	11,147,049	11,121,025	11,116,479	11,087,851

Earnings per share:
Basic	$0.30	$0.21	$0.85	$0.53
Diluted	$0.29	$0.20	$0.83	$0.51

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

Options to purchase common shares totaling 410,579 and 575,586 were excluded from the computations of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, and 442,067 and 611,368 for the nine months ended June 30, 2013 and 2012, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.              STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At June 30, 2013, the Company had 563,055 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the nine-month period ended June 30, 2013 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2012	365,170	$7.13
Granted	42,221	8.72
Vested	(137,861)	7.27
Forfeited	—	—
Nonvested at June 30, 2013	269,530	$7.31

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the nine months ended June 30, 2013 is as follows:

		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2012	629,936	$11.20
Granted	17,500	8.39
Exercised	(8,400)	7.61
Forfeited	(18,100)	9.59
Outstanding at June 30, 2013	620,936	$11.22	$369,783	4.2
Exercisable at June 30, 2013	600,203	$11.32	$343,674	4.0

The weighted-average fair value per share of stock options granted during the nine months ended June 30, 2013 was $2.12.  Cash received from stock options exercised during the nine months ended June 30, 2013 totaled $64,000.  The total intrinsic value of stock options exercised during the nine months ended June 30, 2013 was $9,000.

As of June 30, 2013, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $28,000 and $884,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 2.0 and 1.4 years, respectively.

There were no stock options granted during the nine months ended June 30, 2012.  The fair value of stock options granted during the nine months ended June 30, 2013 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  During the nine months ended June 30, 2013, the plan purchased 13,600 shares on behalf of the participants at an average price of $9.86 and distributed 87,769 vested shares to participants with an aggregate market value at the time of distribution of $888,000.  At June 30, 2013, there were 317,899 shares in the plan with an aggregate carrying value of $2.8 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 177,704 shares that were not yet vested.

5.            INCOME TAXES

Deferred tax assets totaled $10.9 million and $11.6 million at June 30, 2013 and September 30, 2012, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at June 30, 2013 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At June 30, 2013, the Company had $137,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2013, the Company had approximately $8,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.              DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$68,169	$2,410	$—	$70,579
Fannie Mae	4,518,765	263,272	—	4,782,037
Total	4,586,934	265,682	—	4,852,616

Collateralized mortgage obligations:
Freddie Mac	4,513	45	—	4,558

Total held to maturity	$4,591,447	$265,727	$—	$4,857,174

Weighted average yield at end of period	3.75%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$35,260,012	$3,794	$(74,015)	$35,189,791
Mortgage-backed securities:
Ginnie Mae	227,332	5,602	—	232,934
Total available for sale	$35,487,344	$9,396	$(74,015)	$35,422,725

Weighted average yield at end of period	1.11%

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$89,752	$13,085	$—	$102,837
Fannie Mae	5,562,187	426,125	—	5,988,312
Total	5,651,939	439,210	—	6,091,149

Collateralized mortgage obligations:
Freddie Mac	5,024	54	—	5,078

Total held to maturity	$5,656,963	$439,264	$—	$6,096,227

Weighted average yield at end of period	3.76%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$21,594,679	$4,705	$(4,289)	$21,595,095
Mortgage-backed securities:
Ginnie Mae	292,101	34,221	—	326,322
Total available for sale	$21,886,780	$38,926	$(4,289)	$21,921,417

Weighted average yield at end of period	0.46%

As of June 30, 2013 and September 30, 2012, the Company had no debt or mortgage-backed securities that were in a continuous loss position for twelve months or more and thus, based on the existing facts and circumstances, no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Debt and mortgage-backed securities with carrying values totaling approximately $39.8 million and $27.3 million at June 30, 2013 and September 30, 2012, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements and for other purposes as required by law.

7.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30,	September 30,
	2013	2012
Single-family residential:
First mortgage	$213,650,129	$211,759,949
Second mortgage	43,180,530	42,091,046
Home equity lines of credit	121,760,470	143,931,567
Total single-family residential	378,591,129	397,782,562
Commercial:
Commercial and multi-family real estate	341,777,768	323,333,936
Land acquisition and development	45,533,109	47,262,727
Real estate construction and development	21,227,236	21,906,992
Commercial and industrial	228,070,975	197,754,774
Total commercial	636,609,088	590,258,429
Consumer and installment	2,123,942	2,673,925
Total principal	1,017,324,159	990,714,916
Add (less):
Deferred loan costs, net	3,146,819	3,115,384
Loans in process	(794,877)	(986,063)
Allowance for loan losses	(18,581,273)	(17,116,595)
Total, net	$1,001,094,828	$975,727,642

Weighted average interest rate at end of period	4.57%	4.92%

Ratio of allowance to total outstanding loans	1.83%	1.73%

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

As the result of the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of the Currency’s (“OCC”) Call Reports that became effective March 31, 2012, the Company modified its charge-off policy during the three months ended March 31, 2012 to comply with the OCC’s guidelines.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  In general under the Company’s previous policy, a specific reserve could have been recorded in lieu of a charge-off on an impaired collateral-dependent loan when management believed that the borrower still had the ability to bring the loan current or could provide additional collateral.  The Company did not charge off loans based solely on a predetermined length of delinquency.  Also, to enhance tracking of payment performance and facilitate billing and collection efforts, specific reserves were generally established in lieu of partial charge-offs on single-family residential real estate loans.  Once collection efforts failed, all or a portion of the loan was generally charged off, as appropriate.  The OCC generally requires such impairment charges to be recognized through loan charge-offs.  For purposes of determining the general allowance for loan losses, all charge-offs and changes in the level of specific reserves were included in the determination of historical loss rates for each pool of loans with similar risk characteristics.  As the result of the modifications to the loan charge-off policy to comply with the OCC’s guidance, the Company recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses or stockholders’ equity during the nine months ended March 31, 2012.

During the three months ended June 30, 2013 and 2012, charge-offs of non-performing and impaired loans totaled $2.6 million and $3.4 million, respectively, including partial charge-offs of $821,000 and $1.9 million, respectively.  During the nine months ended June 30, 2013 and 2012, charge-offs of impaired loans totaled $7.8 million and $19.6 million, respectively, including partial charge-offs of $3.5 million and $9.9 million, respectively.  At June 30, 2013 and September 30, 2012, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $12.8 million and $16.2 million, respectively.

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

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including a five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At June 30, 2013, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.

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

The following table summarizes the activity in the allowance for loan losses for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended
	June 30,
	2013	2012
Balance, beginning of period	$17,116,595	$25,713,622
Provision charged to expense	5,240,000	11,500,000
Charge-offs:
Residential real estate loans:
First mortgage	2,930,293	6,587,476
Second mortgage	1,077,609	1,824,266
Home equity lines of credit	1,906,290	4,090,810
Total residential real estate loans	5,914,192	12,502,552
Commercial loans:
Commercial & multi-family real estate	1,002,650	3,998,842
Land acquisition & development	24,444	261,725
Real estate construction & development	259,743	298,045
Commercial & industrial	483,620	2,024,789
Total commercial loans	1,770,457	6,583,401
Consumer and other	84,355	503,287
Total charge-offs	7,769,004	19,589,240
Recoveries:
Residential real estate loans:
First mortgage	58,547	41,217
Second mortgage	153,974	42,246
Home equity lines of credit	309,015	102,715
Total residential real estate loans	521,536	186,178
Commercial loans:
Commercial & multi-family real estate	1,218,642	64,822
Land acquisition & development	22,560	6,431
Real estate construction & development	1,797,460	10,200
Commercial & industrial	400,496	93,517
Total commercial loans	3,439,158	174,970
Consumer and other	32,988	15,140
Total recoveries	3,993,682	376,288
Net charge-offs	3,775,322	19,212,952
Balance, end of period	$18,581,273	$18,000,670

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the nine months ended June 30, 2013 and 2012, respectively.

	Nine Months Ended June 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	6,164,696	(970,099)	42,338	3,065	5,240,000
Charge offs	(5,914,192)	(1,770,457)	(84,355)	—	(7,769,004)
Recoveries	521,536	3,439,158	32,988	—	3,993,682
Balance, end of period	$10,120,151	$8,331,905	$19,243	$109,974	$18,581,273

	Nine Months Ended June 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$16,842,446	$8,256,032	$444,281	$170,863	$25,713,622
Provision charged (credited) to expense	4,749,588	6,327,567	456,441	(33,596)	11,500,000
Charge offs	(12,502,552)	(6,583,401)	(503,287)	—	(19,589,240)
Recoveries	186,178	174,970	15,140	—	376,288
Balance, end of period	$9,275,660	$8,175,168	$412,575	$137,267	$18,000,670

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of June 30, 2013 and September 30, 2012, respectively.

	June 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,625,111	$548,961	$318	$—	$2,174,390
Loans collectively evaluated for impairment	8,495,040	7,782,944	18,925	109,974	16,406,883
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$10,120,151	$8,331,905	$19,243	$109,974	$18,581,273

Recorded investment in loans receivable at end of period:
Total loans receivable	$379,678,810	$637,872,144	$2,125,147		$1,019,676,101
Loans receivable individually evaluated for impairment	16,821,282	16,468,889	31,126		33,321,297
Loans receivable collectively evaluated for impairment	362,857,528	621,403,255	2,094,020		986,354,803
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$624,825	$—	$—	$—	$624,825
Loans collectively evaluated for impairment	8,723,286	7,633,303	28,272	106,909	16,491,770
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595

Recorded investment in loans receivable at end of period:
Total loans receivable	$398,732,907	$591,431,264	$2,680,065		$992,844,236
Loans receivable individually evaluated for impairment	42,642,539	22,271,208	208,620		65,122,367
Loans receivable collectively evaluated for impairment	356,090,368	569,160,056	2,471,445		927,721,869
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of June 30, 2013 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	June 30, 2013		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$13,125,677	$13,165,481	$17,462,262	$17,503,014
Troubled debt restructurings current under restructured terms	14,246,320	14,311,522	22,198,364	22,284,401
Troubled debt restructurings past due under restructured terms	5,817,048	5,844,294	7,816,737	7,855,686
Total non-performing loans	33,189,045	33,321,297	47,477,363	47,643,101
Troubled debt restructurings returned to accrual status	21,872,442	21,979,492	17,402,455	17,479,266
Total impaired loans	$55,061,487	$55,300,789	$64,879,818	$65,122,367

(1) All non-performing loans at June 30, 2013 and September 30, 2012 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 9, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at June 30, 2013 and September 30, 2012 by the impairment method used.

	June 30,	September 30,
	2013	2012
	(In Thousands)
Fair value of collateral method	$42,720	$42,405
Present value of cash flows method	12,341	22,475
Total impaired loans	$55,061	$64,880

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

The following tables contain a summary of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of June 30, 2013 and September 30, 2012.  The recorded investments have been reduced by all partial charge-offs.

	June 30, 2013
	Loans with Partial Charges-off Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	No Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Residential real estate first mortgage	$4,625,943	$1,777,309	$2,848,634	$21,912,029	$24,760,663	$24,910,322	$—
Residential real estate second mortgage	506,474	306,888	199,586	2,613,879	2,813,465	2,825,922	—
Home equity lines of credit	1,548,872	740,727	808,145	2,847,887	3,656,032	3,656,032	—
Total residential real estate	6,681,289	2,824,924	3,856,365	27,373,795	31,230,160	31,392,276	—
Land acquisition and development	59,209	14,879	44,330	—	44,330	45,394	—
Real estate construction & development	304,119	259,743	44,376	—	44,376	40,724	—
Commercial & multi-family real estate	5,222,450	1,569,337	3,653,113	7,979,239	11,632,352	11,673,521	—
Commercial & industrial	5,125,141	1,434,034	3,691,107	1,632,569	5,323,676	5,334,166	—
Total commercial	10,710,919	3,277,993	7,432,926	9,611,808	17,044,734	17,093,805	—
Consumer and other	124,141	93,842	30,299	51,051	81,350	81,858	—
Total	17,516,349	6,196,759	11,319,590	37,036,654	48,356,244	48,567,939	—

With an allowance recorded:
Residential real estate first mortgage	370,915	33,478	337,437	3,092,707	3,430,144	3,452,720	702,586
Residential real estate second mortgage	39,390	24,682	14,708	861,229	875,937	880,261	531,463
Home equity lines of credit	—	—	—	779,009	779,009	779,009	391,062
Total residential real estate	410,305	58,160	352,145	4,732,945	5,085,090	5,111,990	1,625,111
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction & development	—	—	—	—	—	—	—
Commercial & multi-family real estate	1,283,433	141,660	1,141,773	225,195	1,366,968	1,367,242	418,070
Commercial & industrial	—	—	—	252,867	252,867	253,298	130,891
Total commercial	1,283,433	141,660	1,141,773	478,062	1,619,835	1,620,540	548,961
Consumer and other	—	—	—	318	318	320	318
Total	1,693,738	199,820	1,493,918	5,211,325	6,705,243	6,732,850	2,174,390

Total:
Residential real estate first mortgage	4,996,858	1,810,787	3,186,071	25,004,736	28,190,807	28,363,042	702,586
Residential real estate second mortgage	545,864	331,570	214,294	3,475,108	3,689,402	3,706,183	531,463
Home equity lines of credit	1,548,872	740,727	808,145	3,626,896	4,435,041	4,435,041	391,062
Total residential real estate	7,091,594	2,883,084	4,208,510	32,106,740	36,315,250	36,504,266	1,625,111
Land acquisition and development	59,209	14,879	44,330	—	44,330	45,394	—
Real estate construction & development	304,119	259,743	44,376	—	44,376	40,724	—
Commercial & multi-family real estate	6,505,883	1,710,997	4,794,886	8,204,434	12,999,320	13,040,763	418,070
Commercial & industrial	5,125,141	1,434,034	3,691,107	1,885,436	5,576,543	5,587,464	130,891
Total commercial	11,994,352	3,419,653	8,574,699	10,089,870	18,664,569	18,714,345	548,961
Consumer and other	124,141	93,842	30,299	51,369	81,668	82,178	318
Total	$19,210,087	$6,396,579	$12,813,508	$42,247,979	$55,061,487	$55,300,789	$2,174,390

	September 30, 2012
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	No Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Residential real estate first mortgage	$6,500,049	$2,503,149	$3,996,900	$26,552,991	$30,549,891	$30,706,940	$—
Residential real estate second mortgage	631,528	343,820	287,708	3,538,534	3,826,242	3,840,089	—
Home equity lines of credit	1,127,439	512,177	615,262	2,820,956	3,436,218	3,436,217	—
Total residential real estate	8,259,016	3,359,146	4,899,870	32,912,481	37,812,351	37,983,246	—
Land acquisition and development	53,858	14,849	39,009	—	39,009	39,009	—
Real estate construction & development	114,445	49,645	64,800	327,016	391,816	388,767	—
Commercial & multi-family real estate	9,361,052	3,005,180	6,355,872	9,735,952	16,091,824	16,133,126	—
Commercial & industrial	5,177,432	908,887	4,268,545	1,437,551	5,706,096	5,710,306	—
Total commercial	14,706,787	3,978,561	10,728,226	11,500,519	22,228,745	22,271,208	—
Consumer and other	160,850	113,896	46,954	158,502	205,456	208,620	—
Total	23,126,653	7,451,603	15,675,050	44,571,502	60,246,552	60,463,074	—

With an allowance recorded:
Residential real estate first mortgage	748,388	226,226	522,162	3,385,622	3,907,784	3,932,673	346,365
Residential real estate second mortgage	—	—	—	392,846	392,846	393,983	191,612
Home equity lines of credit	—	—	—	332,636	332,636	332,637	86,848
Total residential real estate	748,388	226,226	522,162	4,111,104	4,633,266	4,659,293	624,825
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction & development	—	—	—	—	—	—	—
Commercial & multi-family real estate	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Total	748,388	226,226	522,162	4,111,104	4,633,266	4,659,293	624,825

Total:
Residential real estate first mortgage	7,248,437	2,729,375	4,519,062	29,938,613	34,457,675	34,639,613	346,365
Residential real estate second mortgage	631,528	343,820	287,708	3,931,380	4,219,088	4,234,072	191,612
Home equity lines of credit	1,127,439	512,177	615,262	3,153,592	3,768,854	3,768,854	86,848
Total residential real estate	9,007,404	3,585,372	5,422,032	37,023,585	42,445,617	42,642,539	624,825
Land acquisition and development	53,858	14,849	39,009	—	39,009	39,009	—
Real estate construction & development	114,445	49,645	64,800	327,016	391,816	388,767	—
Commercial & multi-family real estate	9,361,052	3,005,180	6,355,872	9,735,952	16,091,824	16,133,126	—
Commercial & industrial	5,177,432	908,887	4,268,545	1,437,551	5,706,096	5,710,306	—
Total commercial	14,706,787	3,978,561	10,728,226	11,500,519	22,228,745	22,271,208	—
Consumer and other	160,850	113,896	46,954	158,502	205,456	208,620	—
Total	$23,875,041	$7,677,829	$16,197,212	$48,682,606	$64,879,818	$65,122,367	$624,825

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three and nine months ended June 30, 2013 and 2012.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended				Nine Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Residential real estate first mortgage	$26,443,627	$216,213	$30,824,682	$14,838	$29,398,694	$825,333	$28,319,854	$183,748
Residential real estate second mortgage	2,854,636	24,369	3,570,110	5,096	3,427,877	106,011	3,147,788	30,053
Home equity lines of credit	3,822,400	10,027	4,001,327	16,562	3,838,364	28,039	3,390,055	32,886
Land acquisition and development	59,325	—	40,128	—	58,050	—	36,278	787
Real estate construction & development	35,086	—	962,374	—	138,723	—	1,276,041	—
Commercial & multi-family real estate	12,156,010	—	14,288,196	15,032	13,374,282	96,378	9,897,070	170,721
Commercial & industrial	5,109,292	—	5,406,614	4,483	5,189,616	43,535	2,931,386	91,501
Consumer and other	102,066	—	251,327	129	152,240	297	161,727	2,172
Total		250,609		56,140		1,099,593		511,868

With an allowance recorded:
Residential real estate first mortgage	2,997,131	—	6,427,350	12,187	3,276,768	—	11,089,318	124,683
Residential real estate second mortgage	545,964	—	477,089	867	406,447	—	1,176,141	6,631
Home equity lines of credit	542,586	—	258,471	—	371,956	—	1,873,356	2,592
Land acquisition and development	—	—	146,597	—	—	—	293,442	4,352
Real estate construction & development	—	—	—	—	—	—	282,154	—
Commercial & multi-family real estate	1,289,368	—	72,431	—	644,684	—	1,966,523	44,400
Commercial & industrial	255,149	—	109,370	—	193,076	—	467,072	4,966
Consumer and other	1,862	—	17,475	—	931	—	201,863	—
Total		—		13,054		—		187,624

Total:
Residential real estate first mortgage	29,440,758	216,213	37,252,032	27,025	32,675,462	825,333	39,409,172	308,431
Residential real estate second mortgage	3,400,600	24,369	4,047,199	5,963	3,834,324	106,011	4,323,929	36,684
Home equity lines of credit	4,364,986	10,027	4,259,798	16,562	4,210,320	28,039	5,263,411	35,478
Land acquisition and development	59,325	—	186,725	—	58,050	—	329,720	5,139
Real estate construction & development	35,086	—	962,374	—	138,723	—	1,558,195	—
Commercial & multi-family real estate	13,445,378	—	14,360,627	15,032	14,018,966	96,378	11,863,593	215,121
Commercial & industrial	5,364,441	—	5,515,984	4,483	5,382,692	43,535	3,398,458	96,467
Consumer and other	103,928	—	268,802	129	153,171	297	363,590	2,172
Total		$250,609		$69,194		$1,099,593		$699,492

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at June 30, 2013 and September 30, 2012.  The summary does not include $2.7 million and $351,000 of commercial loans at June 30, 2013 and September 30, 2012, respectively, that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	June 30, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate:
Residential real estate first mortgage	$2,245,350	$2,069,987	$2,170,223	$6,485,560	$207,731,228	$214,216,788	$—	$11,456,041
Residential real estate second mortgage	636,694	78,733	566,342	1,281,769	41,834,654	43,116,423	—	1,960,672
Home equity lines of credit	1,423,451	467,413	1,709,035	3,599,899	118,745,700	122,345,599	—	3,404,569
Total residential real estate	4,305,495	2,616,133	4,445,600	11,367,228	368,311,582	379,678,810	—	16,821,282
Commercial:
Land acquisition and development	—	65,267	—	65,267	45,557,910	45,623,177	—	45,394
Real estate construction & development	—	—	—	—	21,206,849	21,206,849	—	40,724
Commercial & multi-family real estate	1,592,428	—	3,359,013	4,951,441	337,678,597	342,630,038	—	10,819,216
Commercial & industrial	846,679	—	450,925	1,297,604	227,114,476	228,412,080	—	5,563,555
Total commercial	2,439,107	65,267	3,809,938	6,314,312	631,557,832	637,872,144	—	16,468,889
Consumer and other	1,606	—	—	1,606	2,123,540	2,125,147	—	31,126
Total	$6,746,208	$2,681,400	$8,255,538	$17,683,146	$1,001,992,954	$1,019,676,101	$—	$33,321,297

	September 30, 2012
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Residential real estate:
Residential real estate first mortgage	$2,567,694	$3,229,337	$5,792,387	$11,589,418	$200,183,277	$211,772,695	$—	$21,635,255
Residential real estate second mortgage	264,540	273,642	433,195	971,377	41,277,730	42,249,107	—	2,257,475
Home equity lines of credit	1,940,740	902,941	1,182,495	4,026,176	140,684,929	144,711,105	—	3,420,409
Total residential real estate	4,772,974	4,405,920	7,408,077	16,586,971	382,145,936	398,732,907	—	27,313,139
Commercial:
Land acquisition and development	110,308	—	39,009	149,317	47,186,229	47,335,546	—	39,009
Real estate construction & development	—	—	357,643	357,643	21,535,974	21,893,617	—	388,767
Commercial & multi-family real estate	290,776	69,756	8,230,195	8,590,727	315,502,338	324,093,065	—	14,155,739
Commercial & industrial	23,421	—	266,042	289,463	197,819,573	198,109,036	—	5,601,512
Total commercial	424,505	69,756	8,892,889	9,387,150	582,044,114	591,431,264	—	20,185,027
Consumer and other	5,467	4,152	149,861	159,480	2,520,585	2,680,065	—	144,935
Total	$5,202,946	$4,479,828	$16,450,827	$26,133,601	$966,710,635	$992,844,236	$—	$47,643,101

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

The following is a summary of the recorded investment of loan risk ratings by class at June 30, 2013 and September 30, 2012:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$199,959,534	$1,256,102	$10,148,723	$2,852,429	$—
Residential real estate second mortgage	41,007,361	51,318	1,023,587	1,034,157	—
Home equity lines of credit	118,356,774	—	2,019,104	1,969,721	—
Land acquisition and development	28,358,554	10,372,813	6,891,810	—	—
Real estate construction & development	21,166,125	—	40,724	—	—
Commercial & multi-family real estate	316,313,900	7,350,447	18,544,875	420,816	—
Commercial & industrial	217,709,332	4,274,187	6,428,561	—	—
Consumer and other	2,094,021	—	—	31,126	—
Total	944,965,601	23,304,867	45,097,384	6,308,249	—
Less related specific allowance	—	—	(1,120,621)	(1,053,769)	—
Total net of allowance	$944,965,601	$23,304,867	$43,976,763	$5,254,480	$—

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Residential real estate first mortgage	$185,061,008	$462,421	$23,039,578	$3,209,688	$—
Residential real estate second mortgage	39,698,676	181,825	1,779,092	589,514	—
Home equity lines of credit	139,910,992	146,631	3,511,016	1,142,466	—
Land acquisition and development	34,632,857	4,549,053	8,153,636	—	—
Real estate construction & development	21,504,850	—	34,173	354,594	—
Commercial & multi-family real estate	297,366,661	1,189,914	22,729,017	2,807,473	—
Commercial & industrial	184,570,394	575,990	12,962,652	—	—
Consumer and other	2,535,130	—	—	144,935	—
Total	905,280,568	7,105,834	72,209,164	8,248,670	—
Less related specific allowance	—	—	(624,825)	—
Total net of allowance	$905,280,568	$7,105,834	$71,584,339	$8,248,670	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of June 30, 2013 and September 30, 2012.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	June 30, 2013		September 30, 2012
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$14,246,320	$14,311,522	$22,198,364	$22,284,401
Past due under restructured terms	5,817,048	5,844,294	7,816,737	7,855,686
Total non-performing	20,063,368	20,155,816	30,015,101	30,140,087
Returned to accrual status	21,872,442	21,979,492	17,402,455	17,479,266
Total troubled debt restructurings	$41,935,810	$42,135,308	$47,417,556	$47,619,353

(1) All non-performing loans at June 30, 2013 and September 30, 2012 were classified as non-accrual.

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

Loans that were restructured within the three and nine months ended June 30, 2013 and 2012, and loans that were restructured during the preceding twelve months and defaulted during the three and nine months ended June 30, 2013 and 2012 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Residential mortgage loans	$1,361,459	$2,451,174	$349,145	$2,367,077
Commercial loans	1,301,616	3,789,526	—	592,312
Consumer loans	—	—	—	—
Total	$2,663,075	$6,240,700	$349,145	$2,959,389

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Residential mortgage loans	$2,871,137	$4,588,187	$2,620,018	$11,635,359
Commercial loans	4,388,717	5,106,206	89,296	1,508,009
Consumer loans	1,341	—	—	307,723
Total	$7,261,195	$9,694,393	$2,709,314	$13,451,091

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at June 30, 2013 and September 30, 2012 was $180,000 and $5,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $2.2 million for the nine months ended June 30, 2013 compared with $2.9 million for the nine months ended June 30, 2012.  The actual amount of interest income recognized under the restructured terms totaled $772,000 for the nine months ended June 30, 2013 compared with $1.6 million for the nine months ended June 30, 2012.  Provisions for losses related to restructured loans totaled $1.0 million and $2.3 million during the three and nine months ended June 30, 2013, respectively, compared with $981,000 and $2.6 million during the same periods last year, respectively. Specific loan loss allowances related to troubled debt restructurings at June 30, 2013 and September 30, 2012 were $1.2 million and $625,000, respectively.

8.                      DEPOSITS

Deposits at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30, 2013		September 30, 2012
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$172,358,027	—	$173,374,357	—
Interest-bearing checking	250,655,268	0.09%	276,541,695	0.14%
Savings accounts	39,288,442	0.13%	37,257,869	0.14%
Money market	192,251,408	0.26%	149,193,821	0.26%
Total demand deposits	654,553,145	0.12%	636,367,742	0.13%

Certificates of deposit:
Traditional	331,937,759	0.92%	365,847,877	1.17%
CDARS	56,408,879	0.29%	79,482,699	0.34%
Total certificates of deposit	388,346,638	0.83%	445,330,576	1.02%

Total deposits	$1,042,899,783	0.39%	$1,081,698,318	0.50%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  There were no certificates of deposit obtained through national brokers at June 30, 2013 or September 30, 2012.

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the nine months ended June 30, 2013 and 2012, charge-offs to the allowance for loan losses at the time of foreclosure totaled $856,000 and $2.2 million, respectively, which represented 9% and 36% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Prior to the quarter ended March 31, 2012, the Company generally did not record partial charge-offs on loans secured by residential real estate, but rather provided for declines in fair value in the allowance for loan losses.  See Note 7 - Loans Receivable and Allowance for Loan Losses for a discussion of this practice and changes made during the quarter ended March 31, 2012.  For the nine months ended June 30, 2012, the large amount of charge-offs at the time of foreclosure compared with the principal balance of such loans reflects the declines in fair values of the underlying real estate since the dates of loan origination.  Fair values are generally determined through external appraisals and assessment of property values by the Company’s internal staff.  New appraisals are obtained at the time of foreclosure and are reviewed periodically to determine whether they should be updated based on changing market conditions.  Appraisals are prepared by state-licensed appraisers and represent the appraisers’ opinions of value based on comparable sales and other data that is considered by the appraisers to be the most appropriate information at the time of the appraisal.  Management believes such appraisals are the best source of valuation at the time of foreclosure and represent the properties’ best estimates of value at that time.  Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. For residential real estate properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values.  In general, listing prices on all residential real estate properties are reviewed at least weekly after considering input from the listing brokers and any potential offers to purchase the properties.  For commercial properties, adjustments to valuations subsequent to foreclosure that are not based on new appraised values are generally made once the sales listing prices of the properties (which are generally based on brokers’ opinions of value) fall below the most current appraised values or changes in other factors, such as occupancy levels and rental rates, indicate a decline in fair value.  In general, listing prices on all commercial real estate properties are reviewed at least every 30 days after considering input from the listing brokers, other market activity and any potential offers to purchase the properties.  The Company’s frequent review of listing prices and market conditions subsequent to the receipt of an appraisal helps to ensure that the Company captures declines in the fair value of real estate acquired through foreclosure in the appropriate period.  Because many of these inputs are not observable, the measurements are classified as Level 3.

Goodwill is reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2012 or the nine months ended June 30, 2013.

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2013 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$35,423	$—	$35,423	$—
Interest-rate swap	952	—	952	—
Total assets	$36,375	$—	$36,375	$—
Liabilities:
Interest-rate swap	$952	$—	$952	$—
Total liabilities	$952	$—	$952	$—

	Carrying Value at September 30, 2012
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$21,921	$—	$21,921	$—
Interest-rate swap	1,360	—	1,360	—
Total assets	$23,281	$—	$23,281	$—
Liabilities:
Interest-rate swap	$1,360	$—	$1,360	$—
Total liabilities	$1,360	$—	$1,360	$—

Assets that were recorded at fair value on a non-recurring basis at June 30, 2013 and September 30, 2012 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at June 30, 2013				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2013
	(In thousands)
Assets:
Mortgage loans held for sale	$4,238	$—	$4,238	$—	$60
Impaired loans, net	4,531	—	—	4,531	7,713
Real estate acquired in settlement of loans	9,751	—	—	9,751	2,902
Total assets	$18,520	$—	$4,238	$14,282	$10,675

					Total Losses/(Gains)
					Recognized in
	Carrying Value at September 30, 2012				Nine Months Ended
		Fair Value Measurements Using			June 30,
	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Assets:
Mortgage loans held for sale	$—	$—	$—	$—	$598
Impaired loans, net	4,008	—	—	4,008	(111)
Real estate acquired in settlement of loans	13,952	—	—	13,952	5,344
Total assets	$17,960	$—	$—	$17,960	$5,831

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the nine months ended June 30, 2013 or 2012.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2013 and September 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2013 and September 30, 2012 are summarized as follows:

	Level in	June 30, 2013		September 30, 2012
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In Thousands)
ASSETS:
Cash and cash equivalents	Level 1	$69,555	$69,555	$62,335	$62,335
Debt and mortgage-backed securities - AFS	Level 2	35,423	35,423	21,921	21,921
Capital stock of FHLB	Level 2	6,552	6,552	5,559	5,559
Mortgage-backed securities - HTM	Level 2	4,591	4,857	5,657	6,096
Mortgage loans held for sale	Level 1	144,636	149,201	180,575	185,641
Loans receivable	Level 3	1,001,095	1,032,558	975,728	1,024,992
Accrued interest receivable	Level 2	3,628	3,628	3,889	3,889
Interest-rate swap assets	Level 2	952	952	1,360	1,360

LIABILITIES:
Deposit transaction accounts	Level 2	654,553	654,553	636,368	636,368
Certificates of deposit	Level 2	388,347	389,795	445,331	446,529
Borrowed money	Level 2	145,877	147,804	109,981	112,845
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	526	526	695	695
Interest-rate swap liabilities	Level 2	952	952	1,360	1,360

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

The Company establishes a liability related to these events that reflect management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $346 million and $343 million at June 30, 2013 and September 30, 2012, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the nine months ended June 30, 2013 and 2012:

	2013	2012
Received during period	$6,416,000	$12,122,000
Resolved during period	6,396,000	8,228,000
Unresolved at end of period	5,085,000	12,549,000

The following is a summary of the changes in the liability for loans sold during the nine months ended June 30, 2013 and 2012:

	2013	2012
Balance at beginning of period	$977,134	$1,257,146
Provisions charged to expense	769,407	1,357,180
Amounts paid to resolve demands	(386,661)	(287,010)
Balance at end of period	$1,359,880	$2,327,316

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the nine months ended June 30, 2013:

	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$5,445,000	$—

Resolved by make whole and early payment default payments to reimburse investors for losses incurred	—	—

Resolved by repurchasing loans previously sold to investors	951,000	270,470

Payments due upon early payoff of loans previously sold	—	116,191

Total	$6,396,000	$386,661

The liability for loans sold of $1.4 million at June 30, 2013 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

12.  COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at June 30, 2013 and September 30, 2012.

	June 30,	September 30,
	2013	2012
	(In Thousands)
Commitments to originate residential first and second mortgage loans	$96,484	$121,096
Commitments to originate commercial mortgage loans	36,788	46,058
Commitments to originate non-mortgage loans	16,531	12,458
Unused lines of credit	170,448	195,002

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

The fair values of these contracts recorded in the consolidated balance sheets at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30,	September 30,
	2013	2012
Fair value recorded in other assets	$952,000	$1,360,000
Fair value recorded in other liabilities	952,000	1,360,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross losses on derivative financial assets	$145,000	$65,000	$408,000	$233,000
Gross gains on derivative financial liabilities	(145,000)	(65,000)	(408,000)	(233,000)
Net gain or loss	$—	$—	$—	$—

14.    GOODWILL

Goodwill totaled $3.9 million at June 30, 2013 and September 30, 2012.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the nine months ended June 30, 2013 or the year ended September 30, 2012.

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

GENERAL

Pulaski Financial Corp., operating in its ninety-first year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.35 billion in assets at June 30, 2013.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial loan originations totaled $120.0 million and $356.5 million during the three and nine months ended June 30, 2013, respectively, compared with $144.6 million and $368.1 million during the same periods last year, respectively.  Although the distressed local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the distressed economic climate, the Company’s emphasis in recent years has been on commercial and industrial lending and owner-occupied commercial real estate lending.  The commercial loan portfolio increased $46.4 million, or 7.9%, during the nine-month period to $636.6 million at June 30, 2013 compared with $590.3 million at September 30, 2012.  Commercial and industrial loans increased $30.3 million to $228.1 million at June 30, 2013 compared with $197.8 million at September 30, 2012.  Commercial and multi-family real estate loans increased $18.4 million to $341.8 million at June 30, 2013 compared with $323.3 million at September 30, 2012.  Partially offsetting these increases were decreases in real estate construction and development loans and land acquisition and development loans.  Real estate construction and development loans decreased $680,000 to $21.2 million at June 30, 2013 compared with $21.9 million at September 30, 2012.  Land acquisition and development loans decreased $1.7 million to $45.5 million at June 30, 2013 compared with $47.3 million at September 30, 2012.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $180.3 million, or 17.3% of total deposits, at June 30, 2013 compared with $195.5 million, or 18.1% of total deposits, at September 30, 2012.

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

The following is a summary of the principal balance of residential mortgage loans originated for sale to investors during the three- and nine-month periods ended June 30, 2013 and 2012:

	2013			2012
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$230,399	$149,241	$379,640	$238,393	$132,843	$371,236
Second quarter	186,515	123,009	309,524	190,436	118,288	308,724
Third quarter	133,380	224,655	358,035	150,778	199,770	350,548
Total	$550,294	$496,905	$1,047,199	$579,607	$450,901	$1,030,508

Driven by the continued low level of market interest rates, the Company saw strong demand for mortgage refinancings during each of the current and prior-year quarters.  Such demand was somewhat dampened by a rise in market interest rates during mid-June 2013.  Loans originated to refinance existing mortgages totaled $133.4 million, or 37% of total loans originated for sale, for the quarter ended June 30, 2013 compared with $150.8 million, or 43% of total loans originated for sale, for the same quarter last year.  For the nine-month periods, mortgage loan refinancing activity totaled $550.3 million, or 53% of total loans originated for sale, in 2013 compared with $579.6 million, or 56% of total loans originated for sale, in 2012.

The market demand for loans to finance the purchase of homes remained soft during fiscal 2012 and the first two quarters of fiscal 2013 as the result of the distressed economic climate and weak home sale activity.  However, the Company experienced an increase in demand for this product during the June 2013 quarter as the result of a recovering housing market and increased home sale activity.  The Company was able to capture a large part of such increased purchase activity by capitalizing on its strong reputation within its markets and its solid relationships with local realtors.  Loans originated to finance the purchase of homes totaled $224.7 million for the quarter ended June 30, 2013, representing a 14-quarter high, compared with $199.8 million for the same period last year.  For the nine-month periods, loans originated to finance the sale of homes totaled $496.9 million in 2013 compared to $450.9 million for the same period last year.

The following is a summary of the principal balance of residential loans sold to investors and the related mortgage revenues for the three and nine months ended June 30, 2013 and 2012.

	2013			2012
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$367,388	$2,988	0.81%	$328,582	$1,686	0.51%
Second quarter	349,870	3,148	0.90%	309,121	1,897	0.61%
Third quarter	354,544	3,444	0.97%	342,158	2,410	0.70%
Total	$1,071,802	$9,580	0.89%	$979,861	$5,993	0.61%

The higher net profit margins realized during the 2013 periods were primarily the result of improved selling prices negotiated with the Company’s loan investors and lower direct origination costs due to management’s focus on reducing such costs.

Mortgage revenues were reduced by charges to earnings totaling $268,000 and $769,000 during the three- and nine-months ended June 30, 2013, respectively, and $403,000 and $1.4 million during the three- and nine-months ended June 30, 2012, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale remained constant at $1.2 million for each of the quarters ended June 30, 2013 and 2012.  A $13.2 million increase in the average balance between the comparable periods was offset by a 36 basis point market-driven decrease in the average yield.  For the nine month periods, interest income on loans held for sale increased 10.0% to $4.2 million in 2013 compared to $3.8 million during the same period last year.  The increase was due to a

$32.9 million increase in the average balance partially offset by a 41 basis point market-driven decrease in the average yield.  Loans sold during the nine months ended June 30, 2013 exceeded loan originations resulting in a $35.9 million, or 19.9%, decrease in mortgage loans held for sale to $144.6 million from $180.6 million at September 30, 2012.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several periods has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $19.2 million, or 4.8%, to $378.6 million at June 30, 2013 compared with $397.8 million at September 30, 2012.

Retail Banking Services

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

Total deposits decreased 3.6%, or $38.8 million, to $1.04 billion at June 30, 2013 compared with $1.08 billion at September 30, 2012.  Total demand deposits increased $18.2 million to $654.6 million at June 30, 2013 compared with $636.4 million at September 30, 2012, while certificates of deposit decreased $57.0 million to $388.3 million compared with $445.3 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at June 30, 2013 were 0.12% and 0.83%, respectively, compared with 0.13% and 1.02%, respectively, at September 30, 2012.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at June 30, 2013 decreased to 0.39% compared with 0.50% at September 30, 2012.

Deposits received from retail customers continue to be the Company’s largest source of deposits.  However, the Company has also concentrated on attracting deposits from commercial customers and municipal or other public entities in recent years.  The interest rates paid on such deposits are typically lower than the rates paid on retail deposits.  In addition, such deposits generally provide a stable source of fee income.  The balance of deposits from retail customers decreased 5.7%, or $41.5 million, to $684.5 million at June 30, 2013 compared with $726.0 million at September 30, 2012 as management focused on reducing the cost of maturing retail certificates of deposit and accounts that were determined not to have other business relationships with the Bank.  The average interest rate paid on retail deposits at June 30, 2013 was 0.51% compared with 0.66% at September 30, 2012.  The balance of deposits from commercial customers decreased $20.1 million, or 8.8%, to $208.1 million at June 30, 2013 compared with $228.2 million at September 30, 2012.  The decrease in commercial deposits was primarily the result of normal activity within existing customer accounts.  The average interest rate paid on commercial deposits at June 30, 2013 was 0.10% compared with 0.13% at September 30, 2012.  The balance of deposits from municipal and other public entities increased $20.8 million, or 17.1%, to $141.7 million at June 30, 2013 compared with $121.0 million at September 30, 2012.  The increase in municipal and public entity deposits was largely the result of deposits received from a local public entity.  The average interest rate paid on municipal and public entity deposits at June 30, 2013 was 0.20% compared with 0.26% at September 30, 2012.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, totaled $998,000 and $3.1 million for the three and nine months ended June 30, 2013, respectively, compared with $1.0 million and $3.0 million for the three and nine months ended June 30, 2012, respectively.

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

	Three Months Ended
	June 30, 2013			June 30, 2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$226,301	$2,990	5.29%	$238,140	$3,399	5.71%
Commercial	664,479	7,212	4.34%	617,439	7,477	4.84%
Home equity lines of credit	125,480	1,167	3.72%	156,799	1,413	3.61%
Consumer	1,947	12	2.44%	2,066	15	2.92%
Total loans receivable	1,018,207	11,381	4.47%	1,014,444	12,304	4.85%
Mortgage loans held for sale	149,517	1,238	3.31%	136,226	1,249	3.67%
Securities and other	55,158	89	0.65%	63,219	110	0.70%
Total interest-earning assets	1,222,882	12,708	4.16%	1,213,889	13,663	4.50%
Non-interest-earning assets	83,141			93,495
Total assets	$1,306,023			$1,307,384

Interest-bearing liabilities:
Interest-bearing checking	$255,444	111	0.17%	$297,294	226	0.30%
Savings	39,198	19	0.19%	36,951	22	0.22%
Money market	189,606	132	0.28%	159,613	192	0.48%
Certificates of deposit	409,324	907	0.89%	441,047	1,209	1.10%
Total interest-bearing deposits	893,572	1,169	0.52%	934,905	1,649	0.71%
Borrowed money	87,467	251	1.15%	49,830	232	1.86%
Subordinated debentures	19,589	126	2.57%	19,589	135	2.80%
Total interest-bearing liabilities	1,000,628	1,546	0.62%	1,004,324	2,016	0.80%
Non-interest bearing liabilities:
Non-interest bearing deposits	167,810			162,510
Other non-interest bearing liabilities	13,984			14,552
Total non-interest-bearing liabilities	181,794			177,062
Stockholders’ equity	123,601			125,998

Total liabilities and stockholders’ equity	$1,306,023			$1,307,384

Net interest income		$11,162			$11,647

Interest rate spread (2)			3.54%			3.70%

Net interest margin (3)			3.65%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.21%			120.87%

(1)         Includes non-accrual loans with an average balance of $35.3 million and $48.9 million for the three months ended June 30, 2013 and 2012, respectively.

(2)   Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)   Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2013			June 30, 2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Real estate	$224,958	$8,969	5.32%	$249,049	$10,548	5.65%
Commercial	644,106	22,246	4.60%	612,938	23,049	5.01%
Home equity lines of credit	132,993	3,716	3.73%	164,117	4,496	3.65%
Consumer	2,053	33	2.21%	2,466	61	3.28%
Total loans receivable	1,004,110	34,964	4.64%	1,028,570	38,154	4.95%
Mortgage loans held for sale	170,719	4,219	3.30%	137,862	3,836	3.71%
Securities and other	57,309	314	0.73%	52,176	307	0.79%
Total interest-earning assets	1,232,138	39,497	4.27%	1,218,608	42,297	4.63%
Non-interest-earning assets	83,982			88,403
Total assets	$1,316,120			$1,307,011

Interest-bearing liabilities:
Interest-bearing checking	$267,467	372	0.19%	$313,745	987	0.42%
Passbook savings	38,692	54	0.19%	36,514	59	0.21%
Money market	177,910	367	0.28%	163,753	647	0.53%
Certificates of deposit	431,643	3,137	0.97%	427,027	3,911	1.22%
Total interest-bearing deposits	915,712	3,930	0.57%	941,039	5,604	0.79%
Borrowed money	70,753	726	1.37%	50,648	705	1.86%
Subordinated debentures	19,589	383	2.61%	19,589	406	2.76%
Total interest-bearing liabilities	1,006,054	5,039	0.67%	1,011,276	6,715	0.89%
Non-interest bearing liabilities:
Non-interest bearing deposits	173,182			156,685
Other non-interest bearing liabilities	14,734			14,586
Total non-interest-bearing liabilities	187,916			171,271
Stockholders’ equity	122,150			124,464

Total liabilities and stockholders’ equity	$1,316,120			$1,307,011

Net interest income		$34,458			$35,582

Interest rate spread (2)			3.60%			3.74%

Net interest margin (3)			3.73%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.47%			120.50%

(1)         Includes non-accrual loans with an average balance of $41.1 million and $51.8 million for the nine months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended			Nine Months Ended
	June 30, 2013 vs 2012			June 30, 2013 vs 2012
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$(165)	$(244)	$(409)	$(985)	$(594)	$(1,579)
Home equity lines of credit	(289)	43	(246)	(876)	96	(780)
Commercial	543	(808)	(265)	1,137	(1,940)	(803)
Consumer	(1)	(2)	(3)	(9)	(19)	(28)
Total loans receivable	88	(1,011)	(923)	(733)	(2,457)	(3,190)
Mortgage loans held for sale	117	(128)	(11)	841	(458)	383
Securities and other	(4)	(17)	(21)	(25)	32	7
Net change in income on interest earning assets	201	(1,156)	(955)	83	(2,883)	(2,800)

Interest-bearing liabilities:
Interest-bearing checking	(28)	(87)	(115)	(131)	(484)	(615)
Passbook savings	1	(4)	(3)	2	(7)	(5)
Money market	31	(91)	(60)	52	(332)	(280)
Certificates of deposit	(82)	(220)	(302)	41	(815)	(774)
Total interest-bearing deposits	(78)	(402)	(480)	(36)	(1,638)	(1,674)
Borrowed money	130	(111)	19	236	(215)	21
Subordinated debentures	—	(9)	(9)	—	(23)	(23)
Net change in expense on interest bearing liabilities	52	(522)	(470)	200	(1,876)	(1,676)

Change in net interest income	$149	$(634)	$(485)	$(117)	$(1,007)	$(1,124)

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2013 was $3.6 million compared with $2.7 million during the same quarter last year.  For the nine months ended June 30, 2013, net income was $10.4 million compared with $7.2 million during the same period last year.  Net income available to common shares for the quarter ended June 30, 2013 was $3.2 million, or $0.29 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $2.2 million, or $0.20 per diluted common share on 11.1 million average diluted shares outstanding, during the same quarter last year.  For the nine months ended June 30, 2013, net income available to common shares was $9.2 million, or $0.83 per diluted common share on 11.1 million average diluted shares outstanding, compared with net income available to common shares of $5.6 million, or $0.51 per diluted common share on 11.1 million average diluted shares outstanding, for the same period a year ago.  Reducing net income available to common shares for the three and nine months ended June 30, 2013 were dividends and discount accretion on the Company’s preferred stock, totaling $374,000, or $0.03 per diluted common share and $1.2 million, or $0.11 per diluted common share, respectively, compared with $518,000, or $0.05 per diluted common share, and $1.6 million, or $0.14 per diluted common share, in the comparable 2012 periods, respectively.  The lower level of dividends and discount accretion during the three and nine months ended June 30, 2013 resulted from the Company’s repurchases of preferred stock totaling $7.1 million in par value during August 2012 and $2.0 million in par value during April 2013.

Net interest income decreased 4.2% to $11.2 million for the quarter ended June 30, 2013 compared with $11.6 million for the same period last year and decreased 3.2% to $34.5 million for the nine months ended June 30, 2013 compared with $35.6 million for the same nine-month period last year primarily as the result of a decrease in the net interest margin.  The net interest margin decreased to 3.65% and 3.73% for the three and nine months ended June 30, 2013, respectively, compared with 3.84% and 3.89% for the three and nine months ended June 30, 2012, respectively, primarily as the result of market-driven decreases in the average yields on loans receivable and loans held for sale, partially offset by market-driven decreases in the average cost of deposits and other interest-bearing liabilities.  The average balance of interest-earning assets remained almost constant at $1.22 billion and $1.23 billion for the three and nine months ended June 30, 2013, respectively, compared with $1.21 billion and $1.22 billion for the three and nine months ended June 30, 2012, respectively.

Total interest and dividend income decreased 7.0% to $12.7 million for the quarter ended June 30, 2013 compared with $13.7 million for the same quarter last year.  The decrease was primarily the result of a decrease in interest income on loans receivable.  For the nine months ended June 30, 2013, total interest and dividend income decreased 6.6% to $39.5 million compared with $42.3 million for the same period a year ago.  The decrease was primarily the result of a decrease in interest income on loans receivable partially offset by an increase in interest income on loans held for sale.

Interest income on loans receivable decreased 7.5% to $11.4 million for the quarter ended June 30, 2013 compared with $12.3 million for the same quarter last year as the result of a decrease in the average yield slightly offset by an increase in the average balance.  The average yield on loans receivable decreased to 4.47% during the three months ended June 30, 2013 compared with 4.85% during the same period last year primarily as the result of decreasing market interest rates combined with the shift in the mix of loans receivable.  The average balance of loans receivable increased to $1.02 billion during the three months ended June 30, 2013 compared with $1.01 billion during the same period last year. The increase was due to a $47.0 million increase in the average balance of commercial loans, partially offset by a decrease of $43.2 million in the combined average balance of residential real estate and home equity lines of credit.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Service.

For the nine-month periods, interest income on loans receivable decreased 8.4% to $35.0 million in 2013, compared with $38.2 million in 2012 primarily as the result of decreases in the average yield and average balance.  The average yield on loans receivable decreased to 4.64% during the nine months ended June 30, 2013 from 4.95% for the same period a year ago.  The average balance of loans receivable decreased to $1.00 billion for the nine months ended June 30, 2013 compared with $1.03 billion for the same period last year.  Increasing interest income on loans for the nine-month period was the collection during the quarters ended March 31, 2013 and December 31, 2012 of $160,000 and $285,000, respectively, of interest income on a commercial loan that was charged off in a prior period.

Interest income on mortgage loans held for sale remained constant at $1.2 million for the quarters ended June 30, 2013 and June 30, 2012.  For the nine month periods, interest income on mortgage loans held for sale increased 10.0% to $4.2 million in 2013 compared with $3.8 million in 2012.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.5 million and $5.0 million for the three and nine months ended June 30, 2013, respectively, compared with $2.0 million and $6.7 million for the comparable 2012 periods, respectively.  The decreases were primarily due to market-driven declines in the average cost of funds partially offset by the impact of a shift in the mix of deposits.  The average cost of funds decreased to 0.62% and 0.67% for the three and nine months ended June 30, 2013 compared with 0.80% and 0.89% for the three and nine months ended June 30, 2012.

Interest expense on deposits decreased to $1.2 million and $3.9 million for the three and nine months ended June 30, 2013, respectively, compared with $1.6 million and $5.6 million for the comparable 2012 periods, respectively.  The decreases were primarily due to decreases in the average cost of deposits.  Primarily as the result of lower market interest rates, the average cost of deposits decreased to 0.52% and 0.57% for the three and nine months ended June 30, 2013, respectively, compared with 0.71% and 0.79% for the three and nine months ended June 30, 2012, respectively.  The average balance decreased to $893.6 million and $915.7 million for the three and nine months ended June 30, 2013, respectively, compared with $934.9 million and $941.0 million for the three and nine months ended June 30, 2012, respectively.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money was $251,000 and $726,000 for the three and nine months ended June 30, 2013, respectively, compared with $232,000 and $705,000 for the three and nine months ended June 30, 2012, respectively.  The impact of increases in the average balances was almost entirely offset by decreases in the average cost.  The average balances increased to $87.5 million and $70.8 million for the three and nine months ended June 30, 2013, respectively, compared with $49.8 million and $50.6 million for the three and nine months ended June 30, 2012, respectively.  The increased borrowings were used to fund deposit outflows.  The average cost decreased to 1.15% and 1.37%, respectively, for the three and nine months ended June 30, 2013 compared with 1.86% in each of the three- and nine-month periods ended June 30, 2012 primarily as the result of lower market interest rates.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2013 was $1.8 million and $5.2 million, respectively, compared with $3.0 million and $11.5 million, respectively, for the same periods a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased $811,000 to $4.9 million for the three months ended June 30, 2013 compared with $4.1 million for the same period last year.  For the nine-month periods, total non-interest income increased $3.2 million to $14.3 million in 2013 compared with $11.1 million in 2012.  The increases were primarily the result of higher mortgage revenues partially offset by decreased investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services.

Investment brokerage revenues totaled $185,000 and $742,000 for the three and nine months ended June 30, 2013, respectively, compared with $350,000 and $1.1 million for the same periods a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the 2013 periods compared with the same 2012 periods as a result of weakened market demand for fixed-income investment products in the midst of the lower interest rate environment.

Non-Interest Expense

Total non-interest expense totaled $8.8 million for each of the quarters ended June 30, 2013 and 2012.  Increases in salaries and employee benefits expense and occupancy, equipment and data processing expense were offset by decreases in real estate foreclosure expense and losses, net, professional services expense and FDIC deposit insurance premium expense.  For the nine months ended June 30, 2013, total non-interest expense increased $2.9 million to $27.8 million compared with $24.9 million for the same nine-month period last year.  Increases in salaries and employee benefits expense, occupancy, equipment and data processing expense and professional services expense accounted for the majority of the increases in total non-interest expense.

Salaries and employee benefits expense increased $641,000 to $4.4 million for the three months ended June 30, 2013 compared with $3.8 million for the same period a year ago.  For the nine months ended June 30, 2013, salaries and employee benefits expense increased $2.1 million to $13.4 million compared with $11.3 million for the same period a year ago.  The increases were primarily related to the expense associated with new mortgage loan origination offices. Several of such offices were in a start-up mode or had not yet reached their full loan production capabilities and, as a result, any such expense that was directly attributable to in-process loan originations was not absorbed by increased loan origination activity.  In addition, the Company hired additional staff in other locations to support the Company’s mortgage banking operation.

Occupancy, equipment and data processing expense increased $334,000 to $2.7 million for the three months ended June 30, 2013 compared with $2.3 million for the three months ended June 30, 2012 and increased $729,000 to $7.6 million for the nine months ended June 30, 2013 compared with $6.8 million for the same period a year ago.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense decreased $276,000 to $569,000 for the three months ended June 30, 2013 compared with $844,000 for the three months ended June 30, 2012.  The decrease during the three-month period was primarily due to the professional recruiting fees related to the hiring of certain key loan production personnel in the quarter ending March 31, 2013. For the nine months ended June 30, 2013, total professional services expense increased $251,000 to $1.9 million compared with $1.7 million for the same period a year ago.  The increase was primarily due to professional recruiting fees related to the hiring of certain key loan production personnel.

FDIC deposit insurance premium expense decreased to $265,000 and $975,000 for the three and nine months ended June 30, 2013, respectively, compared with $436,000 and $1.3 million for the same 2012 periods, respectively, primarily as the result of a reduction in the Bank’s assessment rate during the quarter ended March 31, 2013.

Real estate foreclosure expense and losses, net decreased $538,000 to $112,000 for the three months ended June 30, 2013 compared with $650,000 for the same period in 2012 and decreased $217,000 to $1.6 million for the nine months ended June 30, 2013 compared with $1.8 million for the same period a year ago.   See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes increased $657,000 to $1.9 million, or an effective rate of 34.13%, for the three months ended June 30, 2013, compared with $1.2 million, or an effective rate of 30.63%, for the three months ended June 30, 2012.  For the nine months ended June 30, 2013, the provision for income taxes increased $2.2 million to $5.3 million, or an effective tax rate of 33.93%, compared with $3.1 million, or an effective tax rate of 30.45% for the same period last year.  The Company’s effective tax rates in the 2013 and 2012 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank-owned life insurance and tax-exempt interest on loans from taxable income.  The higher effective tax rates in the 2013 periods were due to the higher pre-tax income in the 2013 periods resulting in a lower proportion of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30,	September 30,
	2013	2012
NON-ACCRUAL LOANS:
Residential real estate loans:
First mortgage	$3,675,390	$4,248,451
Second mortgage	814,858	610,254
Home equity lines of credit	2,588,058	1,612,491
Total residential real estate loans	7,078,306	6,471,196
Commercial loans:
Commercial & multi-family real estate	2,467,287	6,119,188
Real estate construction & development	—	357,643
Commercial & industrial	3,579,766	4,411,914
Total commercial loans	6,047,053	10,888,745
Consumer & other loans	318	102,321
Total non-accrual loans	13,125,677	17,462,262
TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Residential real estate:
First mortgage	5,548,924	11,808,851
Second mortgage	780,324	1,473,279
Home equity lines of credit	646,816	1,266,083
Total residential real estate loans	6,976,064	14,548,213
Commercial loans:
Commercial & multi-family real estate	6,475,830	6,387,910
Land acquisition & development	44,331	—
Real estate construction & development	44,376	34,173
Commercial & industrial	675,420	1,186,114
Total commercial loans	7,239,957	7,608,197
Consumer & other	30,299	41,954
Total current troubled debt restructurings	14,246,320	22,198,364
Past due under restructured terms:
Residential real estate:
First mortgage	2,154,980	5,463,037
Second mortgage	356,841	165,518
Home equity lines of credit	169,696	541,835
Total residential real estate loans	2,681,517	6,170,390
Commercial loans:
Commercial & multi-family real estate	1,837,927	1,607,338
Land acquisition & development	—	39,009
Commercial and industrial	1,297,604	—
Total commercial loans	3,135,531	1,646,347
Total past due troubled debt restructurings	5,817,048	7,816,737
Total troubled debt restructurings	20,063,368	30,015,101
Total non-performing loans	33,189,045	47,477,363
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	5,852,733	2,651,534
Commercial real estate	3,898,475	11,300,634
Total real estate acquired in settlement of loans	9,751,208	13,952,168
Total non-performing assets	$42,940,253	$61,429,531

Ratio of non-performing loans to total loans receivable	3.26%	4.79%
Ratio of non-performing assets to total assets	3.18%	4.56%
Ratio of allowance for loan losses to non-performing loans	55.99%	36.05%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	1.86%	2.55%
Ratio of non-performing assets to total assets	2.13%	2.91%
Ratio of allowance for loan losses to non-performing loans	92.30%	65.56%

Non-performing assets decreased $18.5 million to $42.9 million at June 30, 2013 from $61.4 million at September 30, 2012 as a result of a $10.0 million decrease in troubled debt restructurings, a $4.3 million decrease in non-accrual loans and a $4.2 million decrease in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans decreased $4.3 million to $13.1 million at June 30, 2013 compared with $17.5 million at September 30, 2012 primarily due to a decrease in non-accrual commercial loans partially offset by an increase in non-accrual residential real estate loans.  Non-accrual residential real estate loans increased to $7.1 million at June 30, 2013 compared with $6.5 million at September 30, 2012.  Non-accrual commercial loans decreased to $6.0 million at June 30, 2013 compared with $10.9 million at September 30, 2012, primarily due to a $3.7 million decrease in non-accrual commercial and multi-family real estate loans.  Significant activity during the nine months ended June 30, 2013 included the payoff of a $2.3 million commercial loan secured by commercial real estate in the St. Louis metropolitan area, and the foreclosure on four commercial and multi-family real estate loans totaling $977,000.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings. Total troubled debt restructurings decreased to $20.1 million at June 30, 2013 compared with $30.0 million at September 30, 2012 primarily due to a decrease in restructured residential real estate loans.

Management proactively modifies loan repayment terms with residential borrowers who are experiencing financial difficulties with the belief that these actions will maximize the Company’s ultimate recoveries on these loans.  The restructured terms of the loans generally include a reduction of the interest rates and the addition of past due interest to the principal balance of the loans.  Many of these borrowers are current at the time of their modifications and show strong intent and ability to repay their obligations under the modified terms.  Non-performing restructured residential loans decreased $11.0 million to $9.7 million at June 30, 2013 compared with $20.7 million at September 30, 2012.  During the nine months ended June 30, 2013, the Company restructured $1.7 million of loans to troubled residential borrowers and returned $10.8 million of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the nine months ended June 30, 2013 were $1.4 millon of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the nine months ended June 30, 2013 were charge-offs of $1.6 million and cash receipts totaling $890,000.  At June 30, 2013, 48% of the total principal balance of restructured loans related to residential borrowers compared with 69% at September 30, 2012.  At June 30, 2013, 72% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 70% at September 30, 2012.

Non-performing restructured commercial loans increased $1.1 million to $10.4 million at June 30, 2013 compared with $9.3 million at September 30, 2012.  During the nine months ended June 30, 2013, the Company restructured $4.4 million of commercial loans to troubled borrowers and returned $2.3 million of previously restructured loans to performing status as the result of the borrowers’ favorable performance history since restructuring. Reducing non-performing restructured commercial loans during the nine months ended June 30, 2013 were cash receipts totaling $931,000.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.

Real estate acquired in settlement of loans decreased $4.2 million to $9.8 million at June 30, 2013 compared with $14.0 million at September 30, 2012.  Significant activity for the nine months ended June 30, 2013 included the sale of the Company’s largest foreclosed asset, which was a retail strip shopping center located in the St. Louis metropolitan area that had a carrying value of $3.5 million, the sale of a retail strip shopping center in southern Missouri that had a carrying value of $2.2 million, the sale of raw land located in Jefferson County, Missouri that had a carrying value of $964,000 and foreclosure on the property securing a $3.2 million single-family residential mortgage loan in the St. Louis metropolitan area.  In addition, the Company recorded $1.1 million of additional write-downs related to two commercial properties during the nine months ended June 30, 2013 due to declines in their estimated values since their acquisition in prior periods.

Real estate foreclosure losses and expense was $112,000 and $1.6 million for the three and nine months ended June 30, 2013, respectively, compared with $650,000 and $1.8 million for the 2012 periods, respectively.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The expense for the nine months ended June 30, 2013 included $1.1 million of additional write-downs related to two commercial properties that is discussed above and $167,000 of write-downs related to several residential properties due to their declines in their estimated values since their acquisition in prior perids.  Partially offsetting this expenses during the nine months ended June 30, 2013 was a $120,000 gain on the sale of land in Jefferson County, Missouri.  Real estate foreclosure losses and expense for the nine months ended June 30, 2012 included $1.6 million of write-downs related to three commercial real estate properties and $297,000 of write-downs related to several residential properties due to declines in their estimated values since their acquisition in prior periods.  Partially offsetting these expenses during the nine months ended June 30, 2012 was a $324,000 gain on the sale of the remaining lots in a residential real estate development that were acquired through foreclosure in a prior year.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$18,607,768	$18,254,381	$17,116,595	$25,713,622
Provision charged to expense	1,800,000	3,000,000	5,240,000	11,500,000
Charge-offs:
Residential real estate loans	2,095,187	2,184,674	5,914,192	12,502,552
Commercial loans	439,736	1,235,296	1,770,457	6,583,401
Consumer and other loans	25,244	11,206	84,355	503,287
Total charge-offs	2,560,167	3,431,176	7,769,004	19,589,240
Recoveries:
Residential real estate loans	226,731	74,982	521,536	186,178
Commercial loans	491,506	95,075	3,439,158	174,970
Consumer and other loans	15,435	7,408	32,988	15,140
Total recoveries	733,672	177,465	3,993,682	376,288
Net charge-offs	1,826,495	3,253,711	3,775,322	19,212,952
Balance, end of period	$18,581,273	$18,000,670	$18,581,273	$18,000,670

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and nine months ended June 30, 2013 was $1.8 million and $5.2 million, respectively, compared with $3.0 million and $11.5 million, respectively, for the same 2012 periods.  The decreased provisions for the 2013 periods compared with the same periods last year were generally the result of lower levels of net charge-offs combined with lower levels of non-performing and internal adversely classified assets, partially offset by the impact of loan portfolio growth.  Net charge-offs for the three and nine months ended June 30, 2013 totaled $1.8 million, or 0.72% of average loans on an annualized basis, and $3.8 million, or 0.50% of average loans on an annualized basis, respectively, compared with $3.3 million, or 1.28% of average loans on an annualized basis, and $19.2 million, or 2.49% of average loans on an annualized basis, respectively, for the same periods in 2012.  Reducing net charge-offs were recoveries totaling $734,000 and $4.0 million for the three and nine months ended June 30, 2013, respectively, compared with $177,000 and $376,000 for the same periods in 2012, respectively.  Recoveries for the nine months ended June 30, 2013 included the collection of $3.2 million of cash payments from borrowers related to three large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Bank or other circumstances beyond the Bank’s control.  Accordingly, no assurance can be given that similar recoveries will be realized in future periods.

The increased level of net charge-offs for the nine months ended June 30, 2012 was primarily the result of a modification to the Company’s loan charge-off policy in conjunction with the Company’s required change from the Office of Thrift Supervision’s (“OTS”) Thrift Financial Reports to the Office of the Comptroller of Currency’s (“OCC”) Call Reports effective March 31, 2012, and to a lesser extent, a $2.5 million partial charge-off related to one commercial loan relationship.  As permitted by the OTS, the Company had previously used specific loan loss reserves to recognize impairment charges on certain collateral-dependent loans under certain circumstances.  The OCC requires such impairment charges to be recognized through loan charge-offs.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  The Company modified its loan charge-off policy to comply with the OCC’s guidance and, accordingly, recorded $5.9 million of charge-offs during the March 2012 quarter for loans that it had established specific reserves in previous periods.  Because these losses had been recognized in prior periods, the charge-off of the $5.9 million of specific reserves had no impact on the Company’s provision for loan losses during the three months ended March 31, 2012.  Declines in residential real estate values in the Company’s market areas, as well as nationally, also contributed to the high levels of charge-offs in the 2012 periods.

The ratio of the allowance for loan losses to loans receivable was 1.83% at June 30, 2013 compared with 1.73% at September 30, 2012.  The ratio of the allowance for loan losses to non-performing loans was 55.99% at June 30, 2013 compared with 51.61% at March 31, 2013 and 36.05% at September 30, 2012.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 92.30% at June 30, 2013 compared with 65.56% at September 30, 2012.

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

The following table summarizes the unpaid principal balances of impaired loans at June 30, 2013 and September 30, 2012.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	June 30, 2013				September 30, 2012
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Residential real estate first mortgage	$3,430,144	$2,848,634	$21,912,029	$28,190,807	$3,907,784	$3,996,900	$26,552,991	$34,457,675
Residential real estate second mortgage	875,937	199,586	2,613,879	3,689,402	392,846	287,708	3,538,534	4,219,088
Home equity lines of credit	779,009	808,145	2,847,887	4,435,041	332,636	615,262	2,820,956	3,768,854
Total residential loans	5,085,090	3,856,365	27,373,795	36,315,250	4,633,266	4,899,870	32,912,481	42,445,617
Land acquisition and development	—	44,330	—	44,330	—	39,009	—	39,009
Real estate construction and development	—	44,376	—	44,376	—	64,800	327,016	391,816
Commercial and multi-family real estate	1,366,968	3,653,113	7,979,239	12,999,320	—	6,355,872	9,735,952	16,091,824
Commercial and industrial	252,867	3,691,107	1,632,569	5,576,543	—	4,268,545	1,437,551	5,706,096
Total commercial loans	1,619,835	7,432,926	9,611,808	18,664,569	—	10,728,226	11,500,519	22,228,745
Consumer and other	318	30,299	51,051	81,668	—	46,954	158,502	205,456
Total	$6,705,243	$11,319,590	$37,036,654	$55,061,487	$4,633,266	$15,675,050	$44,571,502	$64,879,818

The total unpaid principal balance of impaired loans decreased $9.8 million to $55.1 million at June 30, 2013 compared with $64.9 million at September 30, 2013 primarily as the result of a $6.1 million decrease in impaired residential real estate loans and a $3.6 million decrease in commercial loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $5.1 million at June 30, 2013 compared with $4.6 million at September 30, 2012.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note 8 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $3.9 million at June 30, 2013 compared with $4.9 million at September 30, 2012.  The decrease primarily resulted primarily from the overall decrease in past due residential loans.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $27.4 million at June 30, 2013 compared with $32.9 million at September 30, 2012.  The decrease primarily resulted primarily from the overall decrease in past due residential loans. Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at June 30, 2013 and September 30, 2012.

Commercial loans that were determined to be impaired and had related specific allowances totaled $1.6 million at June 30, 2013.  There were no such loans at September 30, 2012.  The increase was primarily the result of a loan secured by commercial real estate totaling $1.1 million that was determined to be impaired during the quarter ended June 30, 2013 because of the borrower’s deteriorating financial condition.  Commercial loans that were determined to be impaired and had partial charge-offs recorded decreased to $7.4 million at June 30, 2013 compared with $10.7 million at September 30, 2012, primarily as the result the receipt of $3.3 million in principal payments on one loan secured by commercial real estate that was classified as impaired at September 30, 2012.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $9.6 million at June 30, 2013 compared with $11.5 million at September 30, 2012.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted primarily from the overall decrease in past due commercial loans.

FINANCIAL CONDITION

Cash and cash equivalents increased to $69.6 million at June 30, 2013 from $62.3 million at September 30, 2012 primarily as the result of cash generated by the decrease in the balance of loans held for sale.  Federal funds sold and overnight interest-bearing deposit accounts increased to $56.8 million at June 30, 2013 compared with $46.5 million at September 30, 2012.

Debt and mortgage-backed securities available for sale increased to $35.4 million at June 30, 2013 from $21.9 million at September 30, 2012.  Mortgage-backed securities held to maturity decreased to $4.6 million at June 30, 2013 from $5.7 million at September 30, 2012.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money increased to $145.9 million at June 30, 2013 from $110.0 million at September 30, 2012.  The Company supplements its primary funding source, retail deposits, with wholesale funding sources consisting of borrowings from the FHLB, short-term borrowings from the Federal Reserve Bank of St. Louis and brokered certificates of deposit acquired on a national level.  Management chooses among these wholesale funding sources depending on their relative costs.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.0 million to $3.6 million at June 30, 2013 compared with $5.6 million at September 30, 2012 primarily due to the Company’s payment of borrowers’ real estate taxes in December 2012.

Total stockholders’ equity increased to $123.3 million at June 30, 2013 from $118.2 million at September 30, 2012 primarily as the result of net income of $10.4 million and the amortization of stock option and award expense of $993,000, partially offset by the payment of common stock dividends totaling $3.2 million, preferred stock dividends totaling $928,000 and the repurchase of preferred shares totaling $2.0 million, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily funds its assets with deposits from its retail and commercial customers.  If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve Bank and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve Bank.  At June 30, 2013, borrowings from the FHLB totaled $110.0 million, had a weighted-average interest rate of 0.99%, a weighted average maturity of approximately 13 months and represented 8% of total assets.  At September 30, 2012, borrowings from the FHLB totaled $89.0 million, had a weighted-average interest rate of 1.18%, a weighted average maturity of approximately 13 months and represented 7% of total assets.  There were no borrowings from the Federal Reserve Bank or national brokered deposits outstanding at June 30, 2013 or September 30, 2012.  Use of these wholesale funds has given the Company alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies used from time to time by some of its competitors in its market.  In addition, because approximately 60% of the Company’s assets are scheduled to mature or reprice within one year, the use of these wholesale funds has given management a low-cost means to maximize net interest income and manage interest-rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared to deposits.  This increased flexibility has allowed the Company to better respond to fluctuations in the interest rate environment and demand for its loan products, especially mortgage loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying residential first mortgage loans, residential mortgage loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2013, the Bank had approximately $118.2 million in additional borrowing authority under the arrangement with the FHLB in addition to the $110.0 million in advances outstanding at that date.

The Company has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At June 30, 2013, the Bank had approximately $174.3 million in total borrowing authority under this arrangement with no borrowings outstanding and had approximately $215.9 million of commercial loans pledged as collateral under this agreement.

At June 30, 2013, the Bank had outstanding commitments to originate loans totaling $149.8 million and commitments to sell loans totaling $244.0 million.  Certificates of deposit totaling $283.8 million, or 27.2% of total deposits, at June 30, 2013 were scheduled to mature in one year or less.  Based on past experience, management believes the majority of certificates of deposit maturing in one year or less will remain with the Bank.  However, if these deposits do not remain with the Bank, it will be necessary to seek other sources of funds.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the Bank’s primary regulator is required prior to any capital distribution.  To the extent that any such capital distributions are not approved by the Bank’s regulator in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At June 30, 2013 and September 30, 2012, the Company had cash and cash equivalents totaling $137,000 and $83,000, respectively, and a demand loan extended to the Bank totaling $3.0 million and $4.4 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market residential mortgage loan investors.  Consequently, the primary source and use of cash in operations is to originate loans for sale, which used $1.05 billion in cash during the nine months ended June 30, 2013 and provided proceeds of $1.08 billion from loan sales, compared with $1.03 billion and $985.3 million, respectively, in the same 2012 periods.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio increased $21.8 million for the nine months ended June 30, 2013 compared with a decrease of $10.2 million for the nine months ended June 30, 2012.  Other significant uses of cash from investing activities for the nine months ended June 30, 2013 included $58.3 million for the purchase of debt securities available for sale and $13.8 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the nine months ended June 30, 2012 included $38.0 million for the purchase of debt securities available for sale and $3.9 million for the purchase of FHLB stock.  Sources of cash from investing activities for the nine months ended June 30, 2013 included proceeds from maturities of debt securities available for sale totaling $44.3 million, proceeds from FHLB stock redemptions of $12.8 million, principal repayments on mortgage-backed securities totaling $1.1 million and proceeds from the sale of real estate acquired in settlement of loans of $10.0 million.  Sources of cash from investing activities for the nine months ended June 30, 2012 included proceeds from maturities of debt securities available for sale totaling $32.3 million, proceeds from FHLB stock redemptions of $3.2 million, principal repayments on mortgage-backed securities totaling $3.7 million and proceeds from the sale of real estate acquired in settlement of loans of $3.0 million.

The Company’s primary sources of cash from financing activities for the nine months ended June 30, 2013 included a $21.0 million increase in FHLB advances and a $14.9 million increase in overnight retail repurchase agreements.  The primary sources of cash from financing activities for the nine months ended June 30, 2012 was a $20.0 million increase in FHLB advances, a $9.4 million increase in deposits and a $3.3 million increase in overnight retail repurchase agreements.  Primary uses of cash from financing activities for the nine months ended June 30, 2013 included a $38.8 million decrease in deposits, $2.0 million for the repurchase of preferred shares, a $2.0 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $3.2 million and dividends paid on preferred stock of $928,000.  Primary uses of cash from financing activities for the nine months ended June 30, 2012 included an $1.1 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $3.2 million and dividends paid on preferred stock of $1.2 million.

The following table presents the maturity structure of time deposits and other borrowings at June 30, 2013:

	June 30, 2013
			Retail
	Certificates	FHLB	Repurchase	Subordinated
	of Deposit	Borrowings	Agreements	Debentures
	(In thousands)
Maturing in:
Three months or less	$88,450	$81,000	$35,877	$—
Over three months through six months	69,685	—	—	—
Over six months through twelve months	125,708	—	—	—
Over twelve months	104,788	29,000	—	19,589
Total	$388,631	$110,000	$35,877	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2013 are as follows:

Less than one year	$1,261,111
Over 1 year through 3 years	2,288,786
Over 3 years through 5 years	1,684,154
Over 5 years	1,197,372
Total	$6,431,423

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at June 30, 2013.

As of June 30, 2013, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2013 and September 30, 2012.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2013:
Tangible capital (to total assets)	$135,376	10.08%	$20,145	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	148,565	14.15%	83,978	8.00%	$104,972	10.00%
Tier I risk-based capital (to risk-weighted assets)	135,376	12.90%	N/A	N/A	62,983	6.00%
Tier I leverage capital (to average assets)	137,376	10.08%	53,720	4.00%	67,150	5.00%

As of September 30, 2012:
Tangible capital (to total assets)	$129,223	9.63%	$20,134	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	142,378	13.58%	83,873	8.00%	$104,841	10.00%
Tier I risk-based capital (to risk-weighted assets)	129,223	12.33%	N/A	N/A	62,905	6.00%
Tier I leverage capital (to average assets)	129,223	9.63%	53,690	4.00%	67,113	5.00%

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

AT THE MARKET OFFERING

On May 7, 2012, the Company entered into a Sales Agency Agreement with Sandler O’Neill & Partners, L.P., pursuant to which the Company may sell from time to time through Sandler O’Neill, as sales agent, shares of the Company’s common stock having an aggregate gross sales price of up to $10,000,000.  Pursuant to the Sales Agency Agreement, the Common Stock may be offered and sold through Sandler O’Neill in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Global Select Market, at market prices or as otherwise agreed to with Sandler O’Neill.

Between May 7, 2013 and June 30, 2013, the Company sold an aggregate of 13,653 shares of common stock, at a weighted average price of $10.60 per share, for proceeds of approximately $140,000, net of commissions of approximately $4,000.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

For the three and nine months ended June 30, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2013, the Company had issued $110.5 million of unexpired interest rate lock commitments to loan customers compared with $179.6 million of unexpired commitments at September 30, 2012.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2013 and 2012.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2013 and September 30, 2012 were $952,000 and $1.4 million, respectively.

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

During the quarter ended June 30, 2013, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013, and concluded that the Company’s disclosure controls and procedures were effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2013.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 through April 30, 2013	9,366	$10.51	—	403,800
May 1, 2013 through May 31, 2013	6,450	$10.36	—	403,800
June 1, 2013 through June 30, 2013	5,939	$9.70	—	403,800
Total	21,755	$10.24	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended June 30, 2013.

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

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer

101         The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.*

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

PULASKI FINANCIAL CORP.

Date:	August 5, 2013	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	August 5, 2013	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer