Form 10-K
period 2013-09-30
PULASKI FINANCIAL CORP
filed 2013-12-16
CIK 1062438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $96 million.                     .

There were issued and outstanding 11,367,384 shares of the registrant’s common stock as of December 12, 2013.

Documents Incorporated by Reference

Portions of 2013 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Part III).

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

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank (the “Bank”). The Company’s primary assets are its investment in the Bank and cash.  The Company also maintains two special-purpose subsidiaries that issued trust preferred securities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the office properties and equipment of the Bank.  Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its thirteen full-service offices in the St. Louis metropolitan area and loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate primarily one-to four-family residential mortgage loans, commercial real estate and commercial and industrial loans principally within its St. Louis lending market.  In addition, the Bank originates one- to four-family residential mortgage loans primarily for sale in the secondary market in the other markets identified above.

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

Market Area

We provide a full array of residential mortgage loan, commercial loan and deposit products through our thirteen full-service branch offices and loan production offices in the St. Louis metropolitan area.  We also originate residential mortgage loans, principally for sale in the secondary market, through our mortgage loan production offices in the Kansas City metropolitan area, mid-Missouri, southwestern Missouri, Wichita, Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.20% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the sixteenth largest market share out of 137 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

Our competition for loans comes principally from other financial institutions, mortgage banking companies and mortgage brokers.  We expect competition for our products to increase in the future as a result of legislative, regulatory and technological changes.  Technological advances, for example, have lowered barriers to market entry, allowing banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, also has changed the competitive environment as several non-traditional banking companies are collecting deposits in the St. Louis metropolitan area.

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold on a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest-rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 to 60 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically thirty-year, fixed-rate mortgages) with low-cost, short-term funds.  Loan sale activity generates our largest source of non-interest income.

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

The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  As the result of the low interest rate environment during the years ended September 30, 2013 and 2012, we experienced an increased demand for our fixed-rate mortgage loan products and almost no demand for ARM loans.  If the current low level of interest rates continues, we expect this lack of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of this limit provided the borrower obtains mortgage insurance.  Prior to 2008, we offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  We still offer second mortgage loans up to 80% of the collateral values on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2013, the Company had $43.2 million of second mortgage loans, of which $14.1 million had combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2013, we performed approximately 29% of our appraisals through our in-house staff.  By using in-house staff to perform the appraisal services, we have improved the quality of the appraisal process as loan officers do not have the ability to control the assignment of the appraisal services.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are generally issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  On a limited basis, home equity lines of credit might be issued in an amount up to 90% of the appraised value of the property securing the line of credit.  Our credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, we originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  This practice has been discontinued.  At September 30, 2013, the balance of home equity loans with combined loan-to-value ratios of at least 100%, based on a combination of original and updated appraisals, totaled approximately $9.6 million of the $110.9 million of home equity lines of credit at September 30, 2013.

Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is obtained from the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest-rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions, the increased risks associated with this type of lending, and the significant level of our existing loan balances, we de-emphasized home equity lending during the three years ended September 30, 2013.  See Loan Underwriting Risks below.  During the three years ended September 30, 2013, we originated $22.9 million, $29.0 million and $32.2 million, respectively, of home equity lines of credit, representing only 1.2%, 1.5% and 1.7% of total loans originated during those periods, respectively.

Commercial Real Estate Loans.  We engage in commercial real estate lending, typically through direct originations.  The types of properties we finance include retail, industrial, office and multi-family real estate.  All borrowers are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  Real estate collateral with loan-to-value ratios meeting our underwriting criteria based on the property type and other borrower-specific information is required, and personal guarantees are generally obtained.  We have expanded our commercial real estate portfolio, which includes both owner and non-owner occupied properties, to provide diversification and to generate assets that are sensitive to fluctuations in interest rates.  Commercial real estate loans are generally prime-based, floating-rate loans, or short-term (one to seven year) fixed-rate loans.

Commercial and Industrial Loans.  We originate commercial and industrial loans that are secured by property such as inventory, equipment, finished goods and accounts receivable.  All borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower.  The structure of the collateral varies for each loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.  Because the value of this type of collateral is subject to fluctuation, these types of loans are typically structured with short-term maturities and are monitored by periodic borrowing-base certificates.  Loans on equipment are also generally short-term and do not exceed the useful life of the equipment.  Personal guarantees are generally obtained.

Construction and Development Loans.  We originate real estate construction and development loans that consist of one- to four-family residential construction loans made to retail mortgage customers and builders, loans for the development of land to be used for residential or commercial real estate construction, and loans for the construction of multi-family and commercial properties.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  Construction and development loans are underwritten according to the adequacy of the borrower’s repayment sources.  Signs of deterioration in the customer’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and 75% of wholesale values for land development projects.  The borrowers are generally required to infuse equity into the project at closing.  Personal guarantees are generally obtained.  Due to the downturn in local and economic conditions and the increased risks associated with this type of lending, we de-emphasized construction and development lending during the three years ended September 30, 2013.  See Loan Underwriting Risks below.  During the three years ended September 30, 2013, we originated $38.4 million, $23.2 million and $21.9 million, respectively, of construction and development loans, representing only 2.1%, 1.2% and 1.1% of total loans originated during those periods, respectively.

Consumer and Other Loans.  On a limited basis, we originate consumer loans to residents of the St. Louis metropolitan area, including automobile loans and other secured consumer goods loans.  These loans are generally offered to our customers as a convenience and are not considered to be among our primary products.  Automobile loans currently in the portfolio consist of fixed-rate loans secured by both new and used cars and light trucks.  New cars are financed for a period of up to 72 months while used cars are financed for 60 months or less depending on the year and model.  Collision and comprehensive insurance coverage is required on all automobile loans.

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by two 50%-owned joint ventures with local realtors in St. Louis, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential loans may be originated in any of our offices, while commercial loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “best efforts,” “servicing released” basis.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed.  The commission rate paid to these loan officers generally does not vary based on the specific terms of individual loans, but may be increased or decreased based on total monthly and annual volume levels and meeting certain minimum quality control criteria and other productivity measures.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral is performed by one of our in-house licensed appraisers or an appraiser generally approved by the board of directors and licensed or certified by the states in which we do business.

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

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Over the past several years, we have repeatedly tightened our underwriting standards in response to the prevailing economic conditions and have de-emphasized these types of lending.  As a result, the balances of second mortgage loans increased only slightly to $43.2 million at September 30, 2013 compared with $42.1 million at September 30, 2012. Home equity lines of credit decreased to $110.9 million at September 30, 2013 compared with $143.9 million at September 30, 2012.

Since substantially all second mortgage loans and home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  At September 30, 2013, second mortgage loans and home equity lines of credit for which we did not own or service the related first mortgage loans totaled approximately $35.4 million and $107.2 million, respectively, which represented approximately 81.9% and 96.6% of the second mortgage loan and home equity line of credit portfolios, respectively.  We monitor the increased credit risk associated with second mortgage loans and home equity lines of credit for which we do not own or service the related first mortgage loans by obtaining updated credit information on all borrowers from the credit bureaus at least annually, or more frequently based on negative trends in portfolio delinquencies or overall economic conditions.  If the circumstances warrant, we may obtain updated appraisals or other information, such as brokers’ opinions of value, indicating the fair value of the underlying collateral.  If these procedures identify significant deterioration in a borrower’s credit quality or the underlying property’s estimated fair value, we may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, we offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, we discontinued this product and began offering home equity lines of credit with 15-year maturities, which are structured with an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.

At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are generally obtained.  Our underwriting criteria for such loans require the borrowers to qualify as if the loans require principal and interest payments for the complete term of the loans sufficient to fully amortize the loans.  If the borrowers qualify under our current underwriting standards, the loans are either renewed under our new 15-year home equity loan product or are converted to conventional second mortgage loans that are fully amortizing and contain no initial draw period.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  During the year ended September 30, 2013, we renewed approximately $1.8 million of maturing home equity lines into our new 15-year home equity line of credit product and converted approximately $8.8 million of maturing home equity lines into fully-amortizing second mortgage loans.  At September 30, 2013, all of our home equity lines of credit were in the interest-only payment phase and all of our second mortgage loans were fully amortizing.  The following table summarizes when our home equity lines of credit at September 30, 2013 are scheduled to convert to a fully-amortizing basis:

Principal Balance
At September 30,
2013
(In thousands)
Year ended September 30,
2014	$17,816
2015	13,123
2016	20,232
2017	24,664
2018	32,267
Thereafter	2,803
Total	$110,905

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans often have unpredictable cash flows and are more difficult to evaluate and monitor.  Payments on loans secured by such properties are often dependent on successful management and operation of the properties or the businesses occupying the properties.  Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy.  If the cash flows from the property are reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the property securing the loan may be impaired.  We seek to minimize these risks in a variety of ways, including limiting the size of such loans, reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan.  We also generally obtain loan guarantees from financially capable parties.  Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

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

 Construction and Development Loans.  Construction and development loans involve greater credit risks than permanent residential or commercial real estate loans.  Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value, the marketability of the project upon the completion of construction, and the borrower’s ability to financially support the property if changes occur over time.  If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development.  If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays in completing the project may arise from inclement weather, labor problems, material shortages and other unpredictable contingencies.  In some instances where the collateral value supports a further increase in the outstanding loan amount, no payment from the borrower is required during the term of a construction loan since the accumulated interest is generally added to the principal of the loan.  However, there are times when additional cash equity injections from the borrower are necessary for project completion and loan repayment.  Therefore, a thorough analysis of the borrower and any guarantor’s ability to support the project on an ongoing basis is necessary during the underwriting process.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the completed project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

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

TABLE 1:  Loans Receivable

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage:
Residential first mortgage	$212,357	21.14%	$211,760	21.37%	$242,091	23.19%	$243,649	22.75%	$248,799	21.65%
Residential second mortgage and other junior liens	43,208	4.30%	42,091	4.25%	51,535	4.94%	60,281	5.63%	72,084	6.27%
Home equity lines of credit	110,905	11.03%	143,932	14.53%	176,324	16.89%	201,922	18.86%	227,142	19.77%
Multi-family residential	48,706	4.85%	44,339	4.48%	38,580	3.70%	43,736	4.09%	44,463	3.87%
Commercial real estate	299,297	29.78%	278,995	28.16%	277,631	26.59%	256,224	23.94%	231,270	20.13%
Land acquisition and development	40,430	4.02%	47,263	4.77%	51,497	4.93%	74,462	6.96%	80,259	6.98%
Real estate construction	20,549	2.04%	21,907	2.21%	22,331	2.14%	31,071	2.90%	85,958	7.48%
Commercial and industrial	226,829	22.57%	197,755	19.96%	180,821	17.32%	155,622	14.54%	154,973	13.49%
Consumer and other:
Automobile	120	0.01%	112	0.01%	342	0.03%	845	0.08%	1,513	0.13%
Other	2,641	0.26%	2,561	0.26%	2,775	0.27%	2,668	0.25%	2,657	0.23%
Total loans	1,005,042	100.00%	990,715	100.00%	1,043,927	100.00%	1,070,480	100.00%	1,149,118	100.00%
Add (less):
Unamortized loan origination costs, net of loan fees	3,188		3,116		3,626		3,884		4,369
Loans in process	(1,256)		(986)		(566)		(1,115)		(813)
Allowance for loan losses	(18,306)		(17,117)		(25,714)		(26,976)		(20,579)
Total loans receivable, net	$988,668		$975,728		$1,021,273		$1,046,273		$1,132,095

TABLE 2:  Loan Maturities (1)

	At September 30, 2013
	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Real estate mortgage:
Residential first mortgage	$9,284	$14,044	$189,029	$212,357
Residential second mortgage and other junior liens	4,075	25,086	14,047	43,208
Home equity lines of credit	18,026	77,824	15,055	110,905
Multi-family residential	7,034	36,797	4,875	48,706
Commercial real estate	62,929	203,852	32,516	299,297
Land acquisition and development	28,298	10,798	1,334	40,430
Real estate construction	8,920	7,242	4,387	20,549
Commercial and industrial	101,887	92,119	32,823	226,829
Consumer and other	1,733	618	410	2,761
Total loans	$242,186	$468,380	$294,476	$1,005,042

(1)               Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2014
	Fixed Rate	Adjustable Rate
	(In thousands)
Real estate mortgage:
Residential first mortgage	$84,543	$118,530
Residential second mortgage and other junior liens	26,719	12,414
Home equity lines of credit	15	92,864
Multi-family residential	31,379	10,293
Commercial real estate	181,530	54,838
Land acquisition and development	11,334	798
Real estate construction	3,937	7,692
Commercial and industrial	79,198	45,744
Consumer and other	900	128
Total	$419,555	$343,301

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

Loan Originations, Sales and Purchases.  We generally sell substantially all of the fixed-rate residential first mortgage loans that we originate, which helps us minimize our interest rate risk position.  The sale of such loans in the secondary mortgage market reduces our risk that the interest rates paid on our primary funding source (short-term deposits with maturities generally less than three years) will increase while we hold long-term, fixed-rate loans in our portfolio.  It also allows us to continue to fund loans when deposit flows decline or funds are not otherwise available.  We generally sell all residential mortgage loans on a “servicing released” basis, meaning we do not service or retain the right to service such loans after the sale.  Gains, net of direct origination expense, from the sale of such loans are realized at the time of sale.  Generally, a loan is committed to be sold and a price for the loan is determined at the same time the interest rate on the loan is locked with the customer, which may be at the time the applicant applies for the loan or any time up to the date of closing.  This eliminates the risk to us that a rise in market interest rates will reduce the value of a mortgage before it can be sold.

Additionally, we generally negotiate a “best-efforts” delivery to the investor whereby we are not required to deliver the loan to the investor if the loan does not close for any reason.  Such delivery minimizes any exposure from loans that do not close and, for loans that close, minimizes exposure to changes in market interest rates prior to the sale of the loans to the investors.  Our issuance of interest-rate commitments to borrowers is considered a derivative instrument and changes in its market value are reported in our consolidated balance sheet and statement of comprehensive income.

TABLE 4:  Loan Activity

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,189,770	$1,166,043	$1,359,718
Loans originated:
Residential real estate - held to maturity	56,884	39,512	47,414
Residential real estate - held for sale	1,293,912	1,408,653	1,419,889
Multi-family real estate	14,708	15,425	5,286
Commercial real estate	83,821	48,369	71,532
Land acquisition and development	4,841	8,662	14,265
Real estate construction and development	38,387	23,165	21,600
Commercial and industrial	349,687	365,398	324,615
Consumer and other	957	806	1,384
Total loans originated	1,843,197	1,909,990	1,905,985
Net decrease in home equity lines of credit	(33,026)	(32,393)	(25,598)
Loans purchased:
Residential real estate	2,619	1,093	975
Commercial real estate	59,451	23,327	16,219
Loans sold:
Residential real estate originated for sale	(1,395,781)	(1,322,480)	(1,585,785)
Commercial real estate	(858)	(12,716)	(16,519)
Loans principal repayments, charge offs, and foreclosures	(588,917)	(543,094)	(488,952)
Net loan activity	(113,315)	23,747	(193,675)
Total gross loans, including loans held for sale, at end of period	$1,076,455	$1,189,770	$1,166,043

Under standard representations and warranties and early payment default clauses in our mortgage loan sale agreements, we may be required to repurchase mortgage loans sold to our investors or reimburse our investors for credit losses incurred on loans (collectively referred to as “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, we do not service the loans that we sell to our investors and are unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.  For further discussion of our treatment and the financial impact of these mortgage loan repurchase demands, refer to Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1.

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

TABLE 5:  Non-performing Assets

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Loans accounted for on a non-accrual basis:
Residential real estate first mortgage	$5,335	$4,248	$5,871	$6,727	$7,093
Residential real estate second mortgage	442	610	1,177	1,522	629
Home equity lines of credit	2,124	1,613	4,084	2,206	3,086
Commercial and multi-family real estate	1,774	6,119	2,375	5,539	2,595
Land acquisition and development	—	—	229	8,796	2,193
Real estate-construction and development	—	358	854	1,189	7,455
Commercial and industrial	—	4,412	210	417	703
Consumer and other	78	102	240	100	220
Total	9,753	17,462	15,040	26,496	23,974

Accruing loans which are contractually past due 90 days or more:
Residential real estate first mortgage	—	—	—	—	1
Residential real estate second mortgage	—	—	—	—	27
Home equity lines of credit	—	—	—	—	43
Land acquisition and development	—	—	—	—	316
Consumer and other	—	—	—	—	—
Total	—	—	—	—	387

Troubled debt restructurings: (1)
Current under restructured terms:
Residential real estate first mortgage	5,169	11,809	14,911	16,093	17,785
Residential real estate second mortgage	904	1,473	1,861	2,186	2,062
Home equity lines of credit	498	1,266	1,248	1,050	1,695
Commercial and multi-family real estate	2,585	6,388	4,359	426	—
Land acquisition and development	43	—	—	184	107
Real estate-construction and development	23	34	1,538	3,306	100
Commercial and industrial	2,055	1,186	560	1,355	787
Consumer and other	28	42	—	83	93
Total	11,305	22,198	24,477	24,683	22,629
Past due under restructured terms:
Residential real estate first mortgage	3,974	5,463	9,372	7,251	2,788
Residential real estate second mortgage	155	166	452	339	746
Home equity lines of credit	178	542	999	728	150
Commercial and multi-family real estate	1,652	1,607	2,226	—	7,831
Land acquisition and development	—	39	121	65	57
Real estate-construction and development	19	—	51	—	—
Commercial and industrial	572	—	417	—	777
Consumer and other	—	—	226	—	93
Total	6,550	7,817	13,864	8,383	12,349

Total restructured loans	17,855	30,015	38,341	33,066	34,978
Total non-performing loans	27,608	47,477	53,381	59,562	59,339
Real estate owned (net)	6,395	13,952	18,718	14,900	8,454
Total non-performing assets	$34,003	$61,429	$72,099	$74,462	$67,793

(1) Non-accrual loans included in troubled debt restructurings	$17,855	$30,015	$38,341	$33,066	$27,657

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2013	2012	2011	2010	2009
Total non-performing loans as a percentage of net loans receivable	2.75%	4.79%	5.11%	5.56%	5.16%
Total non-performing loans as a percentage of total assets	2.16%	3.52%	4.08%	4.10%	4.22%
Total non-performing assets as a percentage of total assets	2.66%	4.56%	5.51%	5.13%	4.82%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	1.62%	2.55%	2.77%	3.26%	3.19%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	1.78%	2.91%	3.64%	3.43%	3.21%
Allowance for loan losses as a percent of non-performing loans	66.31%	36.05%	48.17%	45.29%	34.68%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	106.56%	65.56%	84.50%	75.47%	55.94%

Interest income recognized on impaired loans was approximately $1.1 million, $2.1 million and $2.9 million for the years ended September 30, 2013, 2012 and 2011, respectively.  The gross interest income that would have been recorded in such periods if the loans had been current in accordance with their terms and had been outstanding throughout the periods was $3.0 million, $3.4 million and $3.1 million for the years ended September 30, 2013, 2012 and 2011, respectively. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of impaired loans and the related accrued interest.

Real Estate Acquired in Settlement of Loans.  Real estate acquired in settlement of loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any write down to fair value at the time the property is acquired is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  Refer to Note 19 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a discussion of fair value measurements of real estate acquired in settlement of loans.

The balance of real estate acquired in settlement of loans decreased $7.6 million from $14.0 million at September 30, 2012 to $6.4 million at September 30, 2013.  The balance at September 30, 2013 consists of twenty-one residential properties and four commercial properties acquired in settlement of debts outstanding.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a summary of real estate acquired in settlement of loans and the related allowance of losses.

Credit Monitoring and Asset Classification.  The Bank’s Risk Management Committee has the overall responsibility for the proper identification and classification of troubled assets, the continued monitoring of such assets, the establishment of the appropriate level of loss reserves, the charge-off of uncollectible loans and the implementation of action plans for significant classified or watch list loans.  The committee consists of the President of the Bank, the President of the commercial lending division, the Chief Financial Officer, the Vice President of mortgage loan servicing, and the Senior Vice President of commercial loan underwriting and administration.  The Director of Internal Audit also attends the meetings as an independent observer.

The committee generally meets quarterly or more frequently if circumstances dictate, and reviews all problem and potential problem assets, consisting primarily of loans receivable.  The status of significant classified and watch list loans, including workout plans, and emerging trends are discussed in detail.  Following the meetings, the list of classified assets is updated, the appropriate level of loss reserves is recorded (quarterly), significant loan charge-offs are recorded and classified asset action plans are updated.  Troubled assets are subject to continuous monitoring between meetings.  In addition to oversight by the committee, the board of directors reviews delinquent loans, classified assets and watch list loans, the level of the allowance for loan losses, portfolio mix and the status of workout efforts for large commercial credits at its regular monthly meetings.  Management’s loan reviews and classifications are subject to independent reviews by a regional accounting firm specializing in asset reviews.

Residential Real Estate Loans.  We have a staff of full-time collectors who are responsible for following up on all past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  The first notice is mailed to the borrower eight days after the payment due date.  Attempts to contact the borrower by telephone generally begin approximately seven days after the payment due date.  On the thirtieth day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the forty-fifth day after the due date, a 45-day past due notice is sent.  Before the sixtieth day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans and home equity lines of credit, after the sixtieth day of delinquency, management determines: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

All residential loans that are past due 60 days or more are reviewed during weekly meetings between management and the collectors.  These meetings allow management to understand the collection activity and past payment history, review collection methods and make suggestions for alternative solutions to problems inherent with certain past-due customers.  Individual action plans are often formulated during these meetings, such as foreclosures, charge-offs, troubled debt restructurings, skip tracing, litigation, or forbearance plans.  These meetings are critical to the identification of troubled loans and allow management to take proactive steps to either resolve a problem or prepare for further action.

We have proactively modified loan repayment terms with borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize our recoveries on these loans.  These modifications, known as troubled debt restructurings, are generally targeted at residential mortgage loan customers.  Substantially all of our portfolio residential loans are to borrowers who live in the St. Louis and Kansas City communities that we serve, which has enabled us to work closely with these troubled borrowers.  The restructured terms of the loans generally include a reduction of the interest rates and/or the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.

Identification of restructuring candidates is a combined effort of the collection staff, management, and loan origination personnel.  Restructuring candidates are referred to the restructuring staff and counseled on available options.  Each applicant is required to submit a loan application, provide proof of income, and a hardship letter describing their deteriorating financial condition.  Once completed, the loan is evaluated on its own merit, including a new appraisal and, if appropriate, a workout plan is drafted and a modification to the note and deed, if necessary, is reviewed by senior management and executed.  The restructured terms are entered onto the Bank’s loan system and the loan is flagged for future reporting and tracking.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of troubled debt restructurings.

Commercial Loans.  Unlike residential loan monitoring, which is largely based on the past due status of the loan, effective monitoring of a commercial portfolio must be much more proactive.  Early identification of problem assets is essential to managing and controlling risk.  Troubled assets are closely tracked by senior management and are formally reviewed at least quarterly by the Risk Management Committee.  We recognize that the originating loan officers usually have the closest relationship with our borrowers and are generally in the best position to identify potential problems in a timely manner.  Therefore, in addition to their traditional business development responsibilities, the Bank’s commercial loan officers are required to remain in close contact with existing borrowers so they can better monitor their financial health on an on-going basis.  When a borrower’s problems are identified early, the Bank often has the opportunity to be “first in line” to secure additional collateral before the borrower’s financial condition deteriorates into a severe condition.

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

Consumer Loans.  When a consumer loan borrower fails to make a required payment, we institute collection procedures.  We receive a computer-generated collection report daily.  The first notice is mailed to the borrower eight days following the payment due date.  The customer is contacted by telephone to ascertain the nature of the delinquency.  If by the forty-fifth day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of our intent to begin legal action if the delinquency is not corrected.  Depending on the type of property held as collateral, we may obtain a judgment in small claims court, take action to repossess the collateral, or collect under the existing note, whatever is most economically efficient.

Non-Accrued Interest.  Our policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of contractual interest or principal is no longer probable.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the Company’s treatment of non-accrued interest.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OCC examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three adverse classifications for problem assets:  substandard, doubtful and loss.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OCC regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of credit quality monitoring.

TABLE 6:  Classified Loans

	At September 30, 2013
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	43	$5,141	75	$10,834	2	$270
Residential real estate second mortgage and other junior liens	—	—	8	410	29	1,101	1	50
Home equity lines of credit	—	—	37	1,574	43	1,371	—	—
Commercial and multi-family real estate	—	—	1	60	34	16,159	8	6,940
Land acquisition and development	—	—	—	—	4	5,884	3	6,954
Real estate construction and development	—	—	—	—	3	38	—	—
Commercial and industrial	—	—	—	—	14	3,267	10	4,936
Consumer and other	—	—	3	107	—	—	—	—
Total classified loans	—	—	92	7,292	202	38,654	24	19,150
Less specific allowance for loan losses	—	—	—	(1,348)	—	(1,058)	—	—
Total classified loans, net of specific allowance	—	$—	92	$5,944	202	$37,596	24	$19,150

	At September 30, 2012
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential real estate first mortgage	—	$—	36	$3,210	139	$23,039	4	$462
Residential real estate second mortgage and other junior liens	—	—	15	590	52	1,779	3	182
Home equity lines of credit	—	—	27	1,142	87	3,511	7	147
Commercial and multi-family real estate	—	—	2	2,807	37	22,729	5	1,190
Land acquisition and development	—	—	—	—	5	8,154	1	4,549
Real estate construction and development	—	—	4	355	1	34	—	—
Commercial and industrial	—	—	—	—	21	12,963	5	576
Consumer and other	—	—	5	145	—	—	—	—
Total classified loans	—	—	89	8,249	342	72,209	25	7,106
Less specific allowance for loan losses	—	—	—	—	—	(625)	—	—
Total classified loans, net of specific allowance	—	$—	89	$8,249	342	$71,584	25	$7,106

Other than as disclosed in the table above, there are no other loans at September 30, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable losses in our loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the loan portfolio.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the allowance for loan losses.

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance, beginning of period	$17,117	$25,714	$26,976	$20,579	$12,762
Provision charged to expense	12,090	14,450	14,800	26,064	23,030
Charge-offs:
Single-family residential:
Residential real estate first mortgage	3,364	8,035	4,520	3,774	3,809
Residential real estate second mortgage	1,633	2,696	2,094	2,099	1,434
Home equity lines of credit	2,402	6,029	3,002	4,165	2,724
Commercial:
Land acquisition and development	73	262	4,382	1,145	4,231
Real estate construction and development	260	298	50	2,254	2,425
Commercial and multi-family real estate	1,013	4,050	1,545	4,323	69
Commercial and industrial	6,834	2,067	774	2,540	533
Consumer and other	107	215	101	174	159
Total charge-offs	15,686	23,652	16,468	20,474	15,384
Recoveries:
Single-family residential:
Residential real estate first mortgage	80	81	67	384	47
Residential real estate second mortgage	232	103	117	76	3	1
Home equity lines of credit	544	150	154	23	70
Commercial:
Land acquisition and development	23	8	2	—	—
Real estate construction and development	1,800	10	1	5	—
Commercial and multi-family real estate	1,638	114	11	88	32
Commercial and industrial	422	117	45	223	3
Consumer and other	46	22	9	8	16
Total recoveries	4,785	605	406	807	171
Net charge-offs	10,901	23,047	16,062	19,667	15,213
Balance, end of period	$18,306	$17,117	$25,714	$26,976	$20,579
Ratio of allowance to total loans outstanding at the end of the period	1.82%	1.73%	2.46%	2.52%	1.79%
Ratio of net charge-offs to average loans outstanding during the period	1.08%	2.26%	1.51%	1.76%	1.31%
Allowance for loan losses to non-performing loans	66.31%	36.05%	48.17%	45.29%	34.68%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family residential:
Residential real estate first mortgage	$5,247	21.14%	$4,832	21.37%	$7,945	23.19%	$4,773	22.76%	$3,804	22.15%
Residential real estate second mortgage	1,845	4.30	1,548	4.25	2,776	4.94	2,269	5.63	1,913	5.74
Home equity lines of credit	3,078	11.03	3,076	14.53	6,293	16.89	4,366	18.86	1,910	19.77
Commercial:
Commercial, multi-family real estate and land	5,525	38.65	5,292	37.41	6,503	35.22	11,579	35.01	7,143	30.62
Real estate construction and development	86	2.04	117	2.21	337	2.14	1,079	2.90	1,169	7.48
Commercial and industrial	2,500	22.57	2,224	19.96	1,416	17.32	2,760	14.51	4,367	13.87
Consumer and other	25	0.27	28	0.27	444	0.30	150	0.33	273	0.37
Total allowance for loan losses	$18,306	100.00%	$17,117	100.00%	$25,714	100.00%	$26,976	100.00%	$20,579	100.00%

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

All of our debt securities and mortgage-backed securities carry market risk insofar as increases in market interest rates would generally cause a decline in their fair value.  Certain of these securities also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2013 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2013	2012	2011
	(In thousands)
Held to maturity, at amortized cost:

Mortgage-backed securities:
Ginnie Mae	$64	$90	$122
Fannie Mae	4,226	5,562	7,105
Total	$4,290	$5,652	$7,227

Collateralized mortgage obligations – Freddie Mac	$4	$5	$7

Available for sale, at fair value:
Investment securities -
U.S. Treasury and agency obligations	$38,691	$21,595	$14,457

Mortgage-backed securities:
Ginnie Mae	$226	$326	$378

Collateralized mortgage obligations:
Freddie Mac	$—	$—	$22
Ginnie Mae	—	—	753
Fannie Mae	—	—	1,599
Total	$—	$—	$2,374

TABLE 10:  Maturities and Yields

	At September 30, 2013
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:

Mortgage-backed securities:
Mortgage-backed securities	$—	—	$64	8.42%	$201	3.88%	$4,025	3.64%	$4,290	3.72%
CMOs	—	—	—	—	4	1.08%	—	—	4	1.08%
Total mortgage-backed and related securities	$—	—	$64	8.42%	$205	3.82%	$4,025	3.64%	$4,294	3.72%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$25,372	0.07%	$11,874	0.66%	$1,445	1.12%	$—	—	$38,691	0.29%

Mortgage-backed securities	$—	—	$—	—	$106	3.68%	$120	7.18%	$226	5.60%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2013, the Company’s portfolio included callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

Sources of Funds

General.  Deposits, loan repayments, loan sales, FHLB borrowings and retail repurchase agreements are the major sources of our funds for lending and other investment purposes.  In addition, we have the ability to borrow from the Federal Reserve Bank.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and the amount of retail repurchase agreements are influenced significantly by the level of market interest rates.  Borrowings from the FHLB of Des Moines and borrowings from the Federal Reserve Bank may be used to compensate for reductions in the availability of funds from these other sources.  Management chooses among these wholesale funding sources depending on their relative costs, our overall interest rate risk exposure and our overall borrowing capacity at the FHLB and the Federal Reserve.

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

TABLE 11:  Deposits

	At September 30,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$168,032	16.62%	$173,374	16.03%	$150,431	13.64%
Interest-bearing checking	237,363	23.48	276,542	25.57	328,275	29.76
Passbook savings accounts	39,845	3.94	37,258	3.44	35,714	3.23
Money market	206,927	20.47	149,194	13.79	164,517	14.91
Total demand deposits	652,167	64.51	636,368	58.83	678,937	61.54
Certificates of deposit which mature:
Within 1 year	252,961	25.03	302,270	27.94	277,621	25.17
After 1 year, but within 3 years	100,647	9.96	137,187	12.68	144,239	13.08
Thereafter	5,037	0.50	5,873	0.55	2,372	0.21
Total certificates of deposit	358,645	35.49	445,330	41.17	424,232	38.46
Total deposits	$1,010,812	100.00%	$1,081,698	100.00%	$1,103,169	100.00%

No brokered time deposits were included in certificates of deposit at September 30, 2013 or 2012.  Included in certificates of deposit at September 30, 2011 were brokered deposits totaling $8.4 million that matured during the year ended September 30, 2012.

At September 30, 2013, 2012 and 2011, certificates of deposit with a minimum principal amount of $100,000 totaled $184.7 million, $246.5 million, and $226.2 million, respectively.  At September 30, 2013, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2013
(In thousands)
Three months or less	$46,965
Over 3 through 6 months	41,421
Over 6 through 12 months	52,710
Over 12 months	43,579
Total	$184,675

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2013	2012	2011
	(In thousands)
0.00 – 1.99%	$355,777	$433,034	$346,583
2.00 – 2.99%	2,073	9,981	27,192
3.00 – 3.99%	108	666	40,107
4.00 – 4.99%	687	1,650	1,864
5.00 - 5.99%	—	—	8,486
Total	$358,645	$445,331	$424,232

	Amount Due as of September 30, 2013
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$252,053	$83,716	$15,079	$2,697	$2,232	$355,777
2.00 - 2.99%	221	603	1,249	—	—	2,073
3.00 - 3.99%	—	—	—	108	—	108
4.00 - 4.99%	687	—	—	—	—	687
Total	$252,961	$84,319	$16,328	$2,805	$2,232	$358,645

TABLE 15:  Deposit Activity

	Years Ended September 30,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,081,698	$1,103,169	$1,093,947
Net (decrease) increase excluding interest credited	(75,065)	(23,781)	3,777
Interest credited	4,179	2,310	5,445
Net (decrease) increase in deposits	(70,886)	(21,471)	9,222
Ending balance	$1,010,812	$1,081,698	$1,103,169

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)

Non-interest-bearing checking	$172,814	—%	$160,331	—%	$130,119	—%
Interest-bearing checking	261,178	0.18	305,525	0.39	355,064	0.72
Passbook savings	38,874	0.18	36,689	0.22	31,970	0.18
Money market	182,834	0.28	163,222	0.50	173,249	0.75
Certificates of deposit	416,355	0.94	431,627	1.18	431,810	1.72
Total	$1,072,055	0.46%	$1,097,394	0.65%	$1,122,212	1.01%

Borrowings.  We use advances from the FHLB of Des Moines and retail repurchase agreements to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Des Moines functions as a central reserve bank providing credit for savings associations and certain other member financial institutions.  As a member, we are required to own capital stock in the FHLB of Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale.  Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

We offer a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2013 and 2012, we had $40.2 million and $25.3 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

TABLE 17:  Borrowed Money

	Years Ended September 30,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance at any month end during the period	$145,877	$109,981	$281,934
Average balance during the period	72,032	51,901	103,614
Period-end balance	113,483	109,981	48,356
Weighted-average interest rate:
At end of period	0.93%	0.97%	1.91%
During the period	1.35%	1.82%	1.08%

We also have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2013 there were no borrowings outstanding under this arrangement and $176.9 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2013, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

We have a title insurance operation, which is a division of the Bank’s wholly-owned subsidiary, Pulaski Service Corporation.  Acting as agent for two large, nationally-recognized title insurance companies, the division provides traditional title insurance services and products, including owner’s policies of insurance, lender’s policies of insurance and miscellaneous title information products (e.g., letter reports). The policies are issued primarily on residential transactions.  However, the division also issues policies on certain commercial transactions. Customers of the title division consist primarily of the Bank’s residential mortgage loan customers and also include others that have been referred to the title division.

We operate a residential appraisal division consisting of five appraisers.  The business consists primarily of providing appraisal services to the Bank’s mortgage loan customers.  All appraisers are either certified or licensed in Missouri, Kansas or both.

We operate a fixed-income securities sales division consisting of five management and sales personnel.  The business consists primarily of buying and selling bonds for community bank and public entity investment portfolio managers in Missouri, Illinois and surrounding states. The business does not include maintaining a trading portfolio for the Company.

The Bank’s subsidiary, Pulaski Service Corporation, sells fixed rate annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2013, the Bank’s equity investment in its subsidiary was $1.1 million or 0.09% of the Bank’s assets.

Personnel

As of September 30, 2013, we had 454 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	62	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	59	President of Pulaski Bank
Paul J. Milano	57	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian J. Björkman	42	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	45	Executive Vice President of Banking Operations and Human Resources of Pulaski Bank
James W. Sullivan	57	Executive Vice President, Corporate Planning and Analysis of Pulaski Bank Chief Financial Officer of Mortgage Division of Pulaski Bank

(1)         As of September 30, 2013.

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

Cheri G. Bliefernich joined the Bank in 2003 and has served as Executive Vice President, Banking Operations since October 2008.  In November 2012, Mrs. Bliefernich assumed the additional responsibility of the Human Resources Director.  Currently, Mrs. Bliefernich oversees all aspects of the banking area including the retail branch network, banking operations, security/fraud, facilities, marketing and human resources for the entire organization.  Prior to assuming the current position, Mrs. Bliefernich served as Senior Vice President, Banking beginning in January 2007 and Vice President of Retail Banking beginning in November 2004.  She has also served as Senior Vice President of Retail Banking at Royal Banks and Vice President of Retail Banking at Founders Bank.  Mrs. Bliefernich maintains active involvement in several community service organizations.  She attended University of Missouri-Columbia.

James W. Sullivan joined the Bank in 2009 and currently serves as Executive Vice President, Corporate Planning and Analysis of Pulaski Bank and Chief Financial Officer of the Mortgage Division of Pulaski Bank.  Prior to assuming the current position, Mr. Sullivan served as Senior Vice President of Financial Planning and Analysis. He also served as Chief Financial Officer of two St. Louis-based community bank holding companies: Reliance Bancshares, Inc. and Midwest BankCentre, Inc.  Earlier in his career, he started the corporate finance consulting practice for PriceWaterhouse in St. Louis.  Mr. Sullivan is a graduate of Georgetown University, the University of Chicago Graduate School of Business and has over 30 years of banking and corporate finance experience.

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on our operations.  The Company, as a savings and loan holding company, is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities.  Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.  The discussion of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effect on the Company and the Bank.  To the extent statutory or regulatory provisions are described in this section, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $22 million at September 30, 2013.  However, our maximum exposure to any one borrower did not exceed $13 million at September 30, 2013.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) on a monthly basis in nine out of every twelve months.

A savings institution that fails the QTL test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement actions for a violation of law and could impose dividend limitations.  As of September 30, 2013, the Bank met the QTL test.

Limitations on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC.  If an application is not required, the institution must still provide prior notice to, and receive the non-objection of, the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. Notice must also be provided to the OCC.  If the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires the OCC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community, including low- and moderate-income neighborhoods, and to take such record into account in its evaluation of certain applications by such institution.  An institution’s failure to satisfactorily comply with the provisions of the CRA could result in denials of regulatory applications.

The CRA also requires all institutions to make public disclosure of their CRA ratings.  The Bank received an “Outstanding” CRA rating in its most recent examination.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk weighted assets of 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed are inherent in the type of asset.  Core capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets. Up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values is also includable as supplementary capital. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2013, the Bank met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  Deposit insurance per account owner is currently $250,000.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by the FDIC regulations.  Institutions deemed less risky pay lower assessments.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2013 of $4.8 million.

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

Holding Company Regulation

General.  The Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

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

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies.  The federal regulatory agencies are required to issue joint rules requiring all holding companies to serve as a source of strength for depository institution subsidiaries by providing capital, liquidity and other support in times of financial distress.

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and that expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

During the quarter ended September 30, 2012, the Company repurchased $7.1 million in par value of the preferred stock from private investors in exchange for $6.6 million in cash, representing a 7.2% average discount from par value.  The repurchase resulted in a $364,000 benefit to income available to common shares.  Also during the quarter ended September 30, 2012, the Company repurchased the warrant from the Treasury in exchange for $1.1 million in cash.  The combined impact of these transactions resulted in a $7.7 million reduction in total stockholders’ equity.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the warrant, the U.S. Treasury has no remaining equity stake in the Company.

During the year ended September 30, 2013, the Company repurchased $8.0 million in par value of the preferred stock from private investors in exchange for $8.0 million in cash. At September 30, 2013, $17.4 million in par value of the preferred stock remained outstanding, representing 53.4% of the original $32.5 million in par value.

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

For the year ended September 30, 2013, we recorded a provision for loan losses of $12.1 million and net loan charge-offs of $10.9 million.  While our non-performing assets decreased from $61.4 million, or 4.56% of total assets, at September 30, 2012 to $34.0 million, or 2.66% of total assets, at September 30, 2013, the amount at September 30, 2013 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007.  The elevated level of non-performing assets was primarily due to the weakened economy and the soft real estate market.  If the economy and/or the real estate market remain weak, these assets may not perform according to their terms and the value of the collateral may be insufficient to repay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse effect on our operating results.

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

At September 30, 2013, $635.8 million, or 63.3%, of our loan portfolio consisted of loans to commercial borrowers, including commercial and multi-family real estate loans and commercial and industrial loans, and to a lesser extent, land acquisition and development loans and real estate construction and development loans.  We intend to continue to offer these types of lending, with an emphasis in owner-occupied commercial real estate loans and commercial and industrial loans.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by secured by non-real estate collateral that may depreciate over time.

Our emphasis on residential mortgage loans and home equity lines of credit exposes us to lending risks.

At September 30, 2013, $212.4 million, or 21.1%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $43.2 million, or 4.3%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $110.9 million, or 11.0%, of our loan portfolio consisted of home equity lines of credit.  Declines in the housing market have resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.  During the years ended September 30, 2013, 2012 and 2011, we experienced net charge-offs of $6.5 million, $16.4 million and $9.3 million, respectively, on residential mortgage loans and home equity lines of credit.

Since a large portion of home equity lines of credit are generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  In addition, home equity lines of credit are initially offered as “revolving” lines of credit whereby the borrowers are only required to make scheduled interest payments during the initial term of the loans, which is generally five years.  Thereafter, the borrowers no longer have the ability to make principal draws from the lines and the loans convert to a fully-amortizing basis, requiring scheduled principal and interest payments sufficient to repay the loans within a certain period of time, which is generally 10 years.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  Refer to Item 1, Business, Loan Underwriting Risks, for a more complete discussion of the risks associated with home equity lines of credit.

High loan-to-value ratios on a portion of our residential mortgage and home equity line of credit portfolios expose us to greater risk of loss.

A portion of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2013, approximately $14.1 million of second mortgage loans, or 3.9% of our $366.5 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount of up to 100% of the value of the home securing the loan. At September 30, 2013, we held $23.9 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90% based on a combination of original and updated appraisals.  Subsequent declines in real estate values have likely resulted in an increase in such loan-to-value ratios.

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

While our non-performing assets decreased from $61.4 million, or 4.56% of total assets, at September 30, 2012 to $34.0 million, or 2.66% of total assets, at September 30, 2013, the amount at September 30, 2013 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007. We do not record interest income on non-accrual loans or real estate acquired through or in lieu of foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as charges to income.  From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as charges to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services.  These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $24.4 million at September 30, 2008 to $67.8 million at September 30, 2009 and then to $74.5 million at September 30, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $34.0 million at September 30, 2013.  Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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

If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as foreclosed real estate and at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Adverse conditions in the local economy could decrease our earnings.

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market areas.  Our market areas have experienced home price declines, increased foreclosures and increased unemployment rates.  Continued weak economic conditions in our market areas could reduce or limit our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas in the Midwest could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Mortgage revenues, which we recognize from the sale in the secondary market of mortgage loans originated by our mortgage lending division, are our largest source of non-interest income and a significant contributor to our net income.  As the result of the low level of market interest rates that existed throughout fiscal 2012 and the first half of fiscal 2013, we saw strong demand for loans to refinance existing mortgages during these periods.  However, a rise in market interest rates during mid-June 2013 dampened this demand for refinancings during the remaining part of fiscal 2013.  Loans originated to refinance existing mortgages totaled $594.4 million, or 45.9% of total loans originated for sale, for the year ended September 30, 2013 compared with $798.5 million, or 56.6% of total loans originated for sale, in 2012.  If market interest rates remain at these elevated levels, we believe there will be fewer opportunities for financial institutions to originate loans to refinance existing mortgages.  If our mortgage originations decrease, our mortgage revenues and non-interest income will decrease.

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

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market.  Our agreements with these investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  In addition, we may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.  We have experienced increasing repurchase demands from and disputes with these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2013, our goodwill totaled $3.9 million.  While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that we will have sufficient capital resources to satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.  Also, the need to raise additional capital may force our management to spend more time in managerial and financing-related activities than in operational activities.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, with favorable terms.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2013, we had $78.0 million of FHLB advances outstanding with an additional $117.8 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $176.9 million of available borrowing capacity and no certificates of deposit obtained through national brokers.  If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally,

adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

The building of market share through the creation of new branches or loan production offices could cause our expenses to increase faster than revenues.

We may continue to build market share in the St. Louis metropolitan area by opening new full-service banking branches and in other midwestern and contiguous markets by opening residential loan production offices.  There are considerable costs involved in opening branches and loan production offices and such new locations generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch or loan production office can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale.  We have no assurance any new branches or loan production offices will be successful even after they have been established.

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

We discovered material weaknesses in our internal controls that require remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal control over financial reporting at September 30, 2013 was not effective.

As disclosed in Part II, Item 9A, Controls and Procedures of this Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2013, and thus our disclosure controls and procedures were also not effective as of September 30, 2013. While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until any new or improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, we will perform mitigating procedures and controls relating to our internal control weaknesses.

Any failure to implement and maintain the improvements in the internal control over our financial reporting, or difficulties encountered in the implementation of these improvements in our internal controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors.  Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

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

We also conduct business through loan production offices in Belton, Chesterfield, Lee’s Summit, Liberty, Osage Beach, Pevely, Springfield, Warrensburg, and Sedalia, Missouri, Godfrey and Shiloh, Illinois, Council Bluffs, Iowa, Omaha, Nebraska and Overland Park, Parkville, and Wichita, Kansas.  Each of these offices is leased with terms that expire between 2014 and 2019.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $17.9 million at September 30, 2013.

Item 3. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be not material to the financial condition and results of operations of the Company.

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

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation — Federal Savings Institution Regulation — Limitations on Capital Distributions.”  The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of fiscal 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 through July 31, 2013	682	$10.19	—	403,800
August 1, 2013 through August 31, 2013	382	10.10	—	403,800
September 1, 2013 Through September 30, 2013	376	10.24	—	403,800
Total	1,440	$10.18

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

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the 2013 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2013 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As disclosed in Note 24 to the Consolidated Financial Statements contained in the 2013 Annual Report to Stockholders, which is incorporated by reference into this Form 10-K, the Company uncovered an elaborate fraud perpetrated by a commercial customer against the Bank, which required the Company to announce revised earnings for the quarter and year ended September 30, 2013. We have determined that internal control deficiencies existed as discussed below and that these deficiencies are material weaknesses in our internal control over financial reporting as of September 30, 2013.

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  As described in Management's Report on Internal Control over Financial Reporting, material weaknesses were identified in our internal control over financial reporting. SEC Regulation 12b-2 defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included on page 34 in the 2013 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As a result of the material weaknesses as described in Management’s Report on Internal Control over Financial Reporting, which were identified after September 30, 2013, the Company anticipates implementing measures that may have a material impact on our internal control over financial reporting in future periods.

Remediation

Management is evaluating what changes to internal control over financial reporting are required to remediate the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. Currently, management of the Company anticipates providing clearer designation and allocation of responsibilities within our loan underwriting and credit administration functions, implementing additional processes and documentation procedures, and providing additional training to our loan underwriting and credit administration staff.

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

Code of Ethics

We have adopted a written code of ethics, which applies to our senior financial officers.  We intend to disclose any changes or waivers from our Code of Ethics applicable to any senior financial officers on our website at http://www.pulaskibank.com or in a report on Form 8-K.  A copy of the Code of Ethics is available, without charge, upon written request to Paul Milano, Corporate Secretary, Pulaski Financial Corp., 12300 Olive Blvd, St. Louis, MO, 63141.

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

(d)                                 Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	604,586	$11.26	563,805

Equity compensation plans not approved by security holders	––	––	––

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2013 and 2012

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the Years ended September 30, 2013, 2012 and 2011

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2013 Annual Report to Stockholders.

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

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 16, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.7*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.8*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.10*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005
10.11*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of

Stockholders
10.12*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano and W. Thomas Reeves	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.13*	Compensation arrangement with Brian C. Boyles	Form 10-K for the year ended September 30, 2011, as filed on December 16, 2011
10.14	Sales Agency Agreement, dated May 7, 2013 among Pulaski Financial Corp., Pulaski Bank and Sandler O’Neill & Partners, L.P.	Form 8-K, as filed on May 7, 2013
10.15*	Amendment to the Pulaski Financial Corp. 2006 Long-Term Incentive Plan
10.16*	Pulaski Financial Corp. Short-Term Incentive Outperformance Plan
13.1	2013 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Pulaski Financial Corp.’s Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 16, 2013
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 16, 2013
Paul J. Milano	(principal accounting and financial officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 16, 2013
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Director	December 16, 2013
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 16, 2013
William M. Corrigan, Jr.

/s/ Leon A. Felman	Director	December 16, 2013
Leon A. Felman

/s/ Michael R. Hogan	Director	December 16, 2013
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 16, 2013
Timothy K. Reeves

/s/ Sharon A. Tucker	Director	December 16, 2013
Sharon A. Tucker