Form 10-Q
period 2013-12-31
PULASKI FINANCIAL CORP
filed 2014-02-07
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2014
Common Stock, par value $.01 per share	11,371,223 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2013

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

	December 31,	September 30,
	2013	2013
ASSETS

Cash and amounts due from depository institutions	$15,147,430	$16,829,435
Federal funds sold and overnight interest-bearing deposits	89,909,566	69,479,143
Total cash and cash equivalents	105,056,996	86,308,578
Debt and mortgage-backed securities available for sale, at fair value	38,616,866	38,916,833
Mortgage-backed securities held to maturity, at amortized cost (fair value of $3,922,520 and $4,537,359 at December 31, 2013 and September 30, 2013, respectively)	3,762,973	4,294,096
Capital stock of Federal Home Loan Bank, at cost	4,617,400	4,777,400
Mortgage loans held for sale, at lower of cost or market	56,031,085	70,473,361
Loans receivable (net of allowance for loan losses of $17,669,567 and $18,306,114 at December 31, 2013 and September 30, 2013, respectively)	1,003,726,416	988,668,268
Real estate acquired in settlement of loans (net of allowance for losses of $1,821,000 and $1,837,800 at December 31, 2013 and September 30, 2013, respectively)	5,750,281	6,394,712
Premises and equipment, net	17,681,621	17,859,113
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,015,516	3,151,197
Bank-owned life insurance	32,972,730	32,747,251
Deferred tax assets	10,034,704	10,570,235
Prepaid expenses, accounts receivable and other assets	8,499,171	7,844,852

Total assets	$1,293,704,283	$1,275,944,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,030,128,262	$1,010,811,599
Borrowed money	114,542,851	113,482,909
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,488,034	3,864,859
Accrued interest payable	385,530	469,909
Other liabilities	10,631,414	11,668,078
Total liabilities	1,176,765,091	1,159,886,354

STOCKHOLDERS’ EQUITY :

Preferred stock - $0.01 par value per share, 1,000,000 shares authorized; 17,388 shares issued at December 31, 2013 and September 30, 2013; $1,000 per share liquidation value, net of discount	17,388,000	17,310,083
Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,271 shares issued at December 31, 2013 and September 30, 2013	130,823	130,823
Treasury stock - at cost (2,071,837 and 2,017,782 shares at December 31, 2013 and September 30, 2013, respectively)	(16,285,758)	(15,851,041)
Additional paid-in capital	58,503,940	58,402,572
Accumulated other comprehensive loss, net	(39,218)	(25,540)
Retained earnings	57,241,405	56,091,169
Total stockholders’ equity	116,939,192	116,058,066

Total liabilities and stockholders’ equity	$1,293,704,283	$1,275,944,420

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended
	December 31,
	2013	2012

Interest and Dividend Income:
Loans receivable	$10,835,692	$11,938,548
Mortgage loans held for sale	567,050	1,568,614
Securities and other	95,339	105,628
Total interest and dividend income	11,498,081	13,612,790
Interest Expense:
Deposits	957,850	1,434,608
Borrowed money	239,311	239,010
Subordinated debentures	125,664	131,834
Total interest expense	1,322,825	1,805,452
Net interest income	10,175,256	11,807,338
Provision for loan losses	200,000	2,065,000
Net interest income after provision for loan losses	9,975,256	9,742,338
Non-Interest Income:
Mortgage revenues	1,033,384	2,987,774
Retail banking fees	1,045,920	1,153,481
Investment brokerage revenues	98,894	293,490
Bank-owned life insurance	225,479	231,868
Other	68,485	49,515
Total non-interest income	2,472,162	4,716,128
Non-Interest Expense:
Salaries and employee benefits	4,190,981	4,566,398
Occupancy, equipment and data processing expense	2,627,200	2,360,326
Advertising	179,368	119,194
Professional services	821,839	554,450
FDIC deposit insurance premium expense	260,966	434,092
Real estate foreclosure losses and expense, net	126,969	1,214,281
Postage, document delivery and office supplies expense	145,768	190,555
Other	347,301	418,896
Total non-interest expense	8,700,392	9,858,192
Income before income taxes	3,747,026	4,600,274
Income tax expense	1,244,210	1,472,545
Net income	$2,502,816	$3,127,729
Other comprehensive income:
Unrealized (loss) gain on debt and mortgage-backed securities available for sale	(22,061)	4,863
Income tax expense (benefit)	8,383	(1,848)
Net unrealized (loss) gain	(13,678)	3,015
Comprehensive income	$2,489,138	$3,130,744
Income available to common shares	$2,207,549	$2,722,270
Per Common Share Amounts:
Basic earnings per common share	$0.20	$0.25
Weighted average common shares outstanding - basic	10,948,781	10,815,633
Diluted earnings per common share	$0.20	$0.25
Weighted average common shares outstanding - diluted	11,220,002	11,066,355

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2013	$17,310,083	$130,823	$(15,851,041)	$58,402,572	$(25,540)	$56,091,168	$116,058,065
Net income	—	—	—	—	—	2,502,816	2,502,816
Other comprehensive loss	—	—	—	—	(13,678)	—	(13,678)
Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,057,312)	(1,057,312)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(5,625)	—	—	(5,625)
Preferred stock dividends	—	—	—	—	—	(217,350)	(217,350)
Accretion of discount on preferred stock	77,917	—	—	—	—	(77,917)	—
Stock option and award expense	—	—	—	(27,952)	—	—	(27,952)
Common stock issued under employee compensation plans from Treasury (505 shares)	—	—	2,499	3,259	—	—	5,758
Forfeiture of restricted common stock (43,452 shares)	—	—	(316,330)	316,330	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (11,108 shares)	—	—	(120,886)	—	—	—	(120,886)
Equity trust expense, net of forfeitures	—	—	—	(184,644)	—	—	(184,644)
BALANCE, DECEMBER 31, 2013	$17,388,000	$130,823	$(16,285,758)	$58,503,940	$(39,218)	$57,241,405	$116,939,192

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2012

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Income, Net	Earnings	Total

BALANCE, SEPTEMBER 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	3,127,729	3,127,729
Other comprehensive income	—	—	—	—	3,015	—	3,015

Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,081,611)	(1,081,611)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(4,881)	—	—	(4,881)
Preferred stock dividends	—	—	—	—	—	(317,725)	(317,725)
Accretion of discount on preferred stock	87,734	—	—	—	—	(87,734)	—
Stock options exercised (4,400 shares)	—	—	15,489	17,672	—	—	33,161
Stock option and award expense	—	—	—	498,566	—	—	498,566
Common stock issued under employee compensation plans from Treasury (37,954 shares)	—	—	133,598	(116,926)	—	—	16,672
Common stock surrendered to satisfy tax withholding obligations of stock based compensation (35,192 shares)	—	—	(303,129)	—	—	—	(303,129)
Distribution of equity trust shares (5,499 shares)	—	—	48,501	(48,501)	—	—
Equity trust expense, net of forfeitures	—	—	—	101,884	—	—	101,884
Tax cost from release of equity trust shares	—	—	—	1,149	—	—	1,149
BALANCE, DECEMBER 31, 2012	$25,063,973	$130,687	$(16,044,919)	$57,298,438	$24,490	$53,769,333	$120,242,002

See accompanying notes to the unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended
	December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$2,502,816	$3,127,729
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	507,863	498,776
Net deferred loan costs	473,890	334,896
Debt and mortgage-backed securities premiums and discounts, net	47,855	103,025
Equity trust (benefit) expense	(184,644)	101,884
Stock option and award (benefit) expense	(27,952)	498,566
Provision for loan losses	200,000	2,065,000
Provision for losses on real estate acquired in settlement of loans	122,600	1,184,026
Gains on sales of real estate acquired in settlement of loans	(31,731)	(135,506)
Originations of mortgage loans held for sale	(168,180,352)	(384,689,129)
Proceeds from sales of mortgage loans held for sale	181,068,453	370,363,717
Gain on sales of loans held for sale	(1,149,453)	(2,975,717)
Increase in cash value of bank-owned life insurance	(225,479)	(231,868)
Decrease (increase) in deferred tax asset	535,531	(448,724)
Common stock issued under employee compensation plan	5,758	16,673
Tax benefit for release of equity trust shares	—	(1,149)
(Decrease) increase in accrued expenses	(561,899)	9,633
Increase in current income taxes payable	700,296	1,921,968
Changes in other assets and liabilities	(1,769,696)	583,096
Net adjustments	11,531,040	(10,800,833)
Net cash provided by (used in) operating activities	14,033,856	(7,673,104)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	20,225,000	14,950,000
Principal payments on mortgage-backed securities	532,983	118,334
Redemption of Federal Home Loan Bank stock	3,160,000	4,712,500
Sales of real estate acquired in settlement of loans receivable	1,128,687	4,197,938
Purchases of:
Debt securities available for sale	(19,996,809)	(14,347,033)
Federal Home Loan Bank stock	(3,000,000)	(4,490,000)
Premises and equipment	(330,371)	(237,560)
Net increase in loans receivable	(13,603,535)	(15,447,190)
Net cash used in investing activities	$(11,884,045)	$(10,543,011)

(Continued on next page.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012, CONTINUED

	Three Months Ended
	December 31,
	2013	2012
Cash Flows From Financing Activities:
Net increase in deposits	$19,316,663	$34,434,557
Net increase in overnight retail repurchase agreements	5,059,942	6,263,046
Repayment of Federal Home Loan Bank advances, net	(4,000,000)	(5,000,000)
Net decrease in advance payments by borrowers for taxes and insurance	(2,376,825)	(3,493,353)
Proceeds from stock options excercised	—	33,161
Tax expense for release of equity trust shares	—	1,149
Dividends paid on common stock	(1,057,312)	(1,081,611)
Dividends paid on preferred stock	(217,350)	(317,725)
Commission on shares purchased for dividend reinvestment plan	(5,625)	(4,881)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(120,886)	(303,130)
Net cash provided by financing activities	16,598,607	30,531,213
Net increase in cash and cash equivalents	18,748,418	12,315,098
Cash and cash equivalents at beginning of period	86,308,578	62,334,922
Cash and cash equivalents at end of period	$105,056,996	$74,650,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$1,044,902	$1,514,464
Interest on borrowed money	239,350	239,926
Interest on subordinated debentures	124,389	131,053
Cash paid during the period for interest	1,408,641	1,885,443
Income taxes, net	—	—

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	575,125	1,036,612
Loans to facilitate the sale of real estate acquired in settlement of loans receivable	—	69,462

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not contain all of the information and disclosures required by U.S. GAAP as applied to annual reports on Form 10-K.  Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2013 contained in the Company’s 2013 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2013 and September 30, 2013 and its results of operations for the three month periods ended December 31, 2013 and 2012.  The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The determination of the allowance for loan losses and the liability for loans sold, and the valuation of the deferred tax asset are significant estimates reported within the consolidated financial statements.

Certain reclassifications have been made to the fiscal 2013 amounts to conform to the fiscal 2014 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of December 31, 2013, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The Preferred Stock pays cumulative dividends of 5% per year for the first five years and 9% per year subsequent to the first payment date after January 16, 2014.  The Company may, at its option, redeem the Preferred Stock at the liquidation preference plus accrued and unpaid dividends.

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

The Treasury sold all of the Preferred Stock to private investors in a Dutch auction that was completed in July 2012.  On several dates subsequent to the Treasury’s auction, the Company completed the repurchase from private investors of $15.2 million in par value of the Preferred Stock in exchange for $14.6 million in cash and the repurchase of the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.  See Note 16, Subsequent Event, for discussion of Preferred Stock repurchase activity subsequent to December 31, 2013.

3.                      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The effect of potential dilutive securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2013	2012
Net income	$2,502,816	$3,127,729
Less:
Preferred dividends declared	(217,350)	(317,725)
Accretion of discount on preferred stock	(77,917)	(87,734)
Income available for common shares	$2,207,549	$2,722,270

Weighted average common shares outstanding - basic	10,948,781	10,815,633
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	213,734	210,112
Equivalent shares - employee stock options and awards	57,487	40,610
Weighted average common shares outstanding - diluted	11,220,002	11,066,355

Earnings per share:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25

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

Options to purchase common shares totaling 407,579 and 479,311 were excluded from the computations of diluted earnings per share for the three months ended December 31, 2013 and 2012, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.     STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At December 31, 2013, the Company had 607,507 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the three- month period ended December 31, 2013 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2013	269,530	$7.31
Granted	—	—
Vested	(36,251)	7.31
Forfeited	(43,452)	7.28
Nonvested at December 31, 2013	189,827	$7.32

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the three months ended December 31, 2013 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2013	604,586	$11.26
Granted	—	—
Exercised	—	—
Forfeited	(1,857)	10.21
Outstanding at December 31, 2013	602,729	$11.26	$713,554	3.8
Exercisable at December 31, 2013	590,363	$11.32	$676,495	3.7

As of December 31, 2013, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $22,000 and $401,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 1.7 and 1.0 years, respectively.

There were no stock options granted during the three-month period ended December 31, 2013. The fair value of stock options granted during the three-month period ended December 31, 2012 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Three Months Ended
December 31,
2012
Risk free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  The plan purchased no shares on behalf of the participants during the three months ended December 31, 2013 and 2012.  There were no vested shares distributed to participants during the three months ended December 31, 2013.  There were 5,499 vested shares distributed to participants during the three months ended December 31, 2012 with an aggregate market value at the time of distribution of $48,500.  At December 31, 2013, there were 354,123 shares in the plan with an aggregate carrying value of $3.2 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 210,540 shares that were not yet vested.

5.     INCOME TAXES

Deferred tax assets totaled $10.0 million and $10.6 million at December 31, 2013 and September 30, 2013, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax asset at December 31, 2013 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At December 31, 2013, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2013, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.     DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$58,959	$1,899	$—	$60,858
Fannie Mae	3,699,935	157,609	—	3,857,544
Total	3,758,894	159,508	—	3,918,402
Collateralized mortgage obligations:
Freddie Mac	4,079	39	—	4,118

Total held to maturity	$3,762,973	$159,547	$—	$3,922,520

Weighted average yield at end of period	3.63%

AVAILABLE FOR SALE:
Debt obligations of U.S. Treasury	$9,012,984	$2,485	$—	$9,015,469
Debt obligations of government- sponsored entities	29,456,758	1,605	(72,751)	29,385,612
Mortgage-backed securities:
Ginnie Mae	210,379	5,406	—	215,785
Total available for sale	$38,680,121	$9,496	$(72,751)	$38,616,866

Weighted average yield at end of period	0.29%

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$63,961	$2,250	$—	$66,211
Fannie Mae	4,225,929	240,972	—	4,466,901
Total	4,289,890	243,222	—	4,533,112
Collateralized mortgage obligations:
Freddie Mac	4,206	41	—	4,247

Total held to maturity	$4,294,096	$243,263	$—	$4,537,359

Weighted average yield at end of period	3.72%

AVAILABLE FOR SALE:
Debt obligations of U.S. Treasury	$9,038,947	$3,240	$—	$9,042,187
Debt obligations of government- sponsored entities	29,698,954	5,059	(55,302)	29,648,711
Mortgage-backed securities:
Ginnie Mae	220,126	5,809	—	225,935
Total available for sale	$38,958,027	$14,108	$(55,302)	$38,916,833

Weighted average yield at end of period	0.32%

As of December 31, 2013 and September 30, 2013, the Company had no debt or mortgage-backed securities that were in a continuous loss position for twelve months or more and thus, based on the existing facts and circumstances, no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Debt and mortgage-backed securities with carrying values totaling approximately $40.1 million and $42.7 million at December 31, 2013 and September 30, 2013, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements and for other purposes as required by law.

7.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31,	September 30,
	2013	2013
Single-family residential real estate:
First mortgage	$214,918,221	$212,357,311
Second mortgage	43,420,032	43,208,366
Home equity lines of credit	107,227,460	110,905,455
Total single-family residential real estate	365,565,713	366,471,132
Commercial:
Commercial and multi-family real estate	366,954,363	348,002,617
Land acquisition and development	37,940,630	40,430,063
Real estate construction and development	35,964,184	20,548,621
Commercial and industrial	210,298,259	226,828,695
Total commercial	651,157,436	635,809,996
Consumer and installment	2,742,231	2,761,104
	1,019,465,380	1,005,042,232
Add (less):
Deferred loan costs	2,902,036	3,188,386
Loans in process	(971,433)	(1,256,236)
Allowance for loan losses	(17,669,567)	(18,306,114)
Total	$1,003,726,416	$988,668,268
Weighted average interest rate at end of period	4.38%	4.45%
Ratio of allowance to total outstanding loans	1.73%	1.82%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan charge-offs are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an adequate allowance given the risks identified in the entire portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on a number of factors discussed below, including historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the entire loan portfolio.

In general, impairment losses on all single-family residential real estate loans that become 180 days past due and all consumer loans that become 120 days past due are recognized through charge-offs to the allowance for loan losses.  For impaired single-family residential real estate and consumer loans that do not meet these criteria, management considers many factors before charging off a loan and might establish a specific reserve in lieu of a charge-off if management determines that the circumstances affecting the collectability of the loan are subject to change.  While the delinquency status of the loan is a primary factor in determining whether to establish a specific reserve or record a charge-off, other key factors are considered, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the general allowance for loan losses, all residential and consumer loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

For commercial loans, all or a portion of a loan is charged off when circumstances indicate that a loss is probable and there is no longer a reasonable expectation that a change in such circumstances will result in the collection of the full amount of the loan.  Similar to single-family residential real estate loans, management considers many factors before charging off a loan and might establish a specific reserve in lieu of a charge-off if management determines that the circumstances affecting the collectability of the loan are subject to change.  While the delinquency status of the loan is a primary factor, other key factors are considered and the Company does not charge off commercial loans based solely on a predetermined length of delinquency.  The other factors considered include the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the general allowance for loan losses, all commercial loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

For purposes of determining the general allowance for loan losses, the Company has segmented its loan portfolio into the following pools (or segments) that have similar risk characteristics: residential loans, commercial loans and consumer loans.  Loans within these segments are further divided into subsegments, or classes, based on the associated risks within these subsegments.  Residential loans are divided into three classes, including single-family first mortgage loans, single-family second mortgage loans and home equity lines of credit.  Commercial loans are divided into four classes, including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  Consumer loans are not subsegmented because of the small balance in this segment.

The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Such loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage loan has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage loan on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans, but only up to 80% of the collateral values and on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  Since substantially all second mortgage loans and home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At December 31, 2013, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when home equity lines of credit at December 31, 2013 are scheduled to convert to a fully-amortizing basis:

Principal Balance
At December 31,
2013
(In thousands)
Period ended December 31,
2014	$14,119
2015	12,851
2016	19,150
2017	24,112
2018	31,798
Thereafter	5,197
Total	$107,227

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and greater-than-four family apartment buildings.  Land acquisition and development loans are made to borrowers for the purpose of infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intent that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

Consumer loans include primarily loans secured by savings accounts and automobiles.  Savings account loans are fully secured by restricted deposit accounts held at the Bank.  Automobile loans include loans secured by new and pre-owned automobiles.

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of objective factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure.  These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology includes risk factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, including the impact of scheduled loan maturities, conversion of home equity lines of credit to a fully amortizing basis, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31,
	2013	2012
Balance, beginning of period	$18,306,114	$17,116,595
Provision charged to expense	200,000	2,065,000
Charge-offs:
Single-family residential real estate:
First mortgage	717,125	1,235,819
Second mortgage	196,175	350,846
Home equity lines of credit	354,066	713,758
Total single-family residential real estate	1,267,366	2,300,423
Commercial loans:
Commercial and multi-family real estate	—	522,715
Land acquisition and development	465,000	23,043
Real estate construction and development	—	259,743
Commercial and industrial	—	483,620
Total commercial	465,000	1,289,121
Consumer and installment	21,055	34,199
Total charge-offs	1,753,421	3,623,743
Recoveries:
Single-family residential real estate:
First mortgage	58,569	24,635
Second mortgage	47,174	34,338
Home equity lines of credit	159,202	85,876
Total single-family residential real estate	264,945	144,849
Commercial loans:
Commercial and multi-family real estate	185,936	1,041,592
Land acquisition and development	400	16,660
Real estate construction and development	60	1,169,485
Commercial and industrial	457,500	15,000
Total commercial	643,896	2,242,737
Consumer and installment	8,033	11,394
Total recoveries	916,874	2,398,980
Net charge-offs	836,547	1,224,763
Balance, end of period	$17,669,567	$17,956,832

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114
Provision charged (credited) to expense	1,404	239,833	11,593	(52,830)	200,000
Charge-offs	(1,267,366)	(465,000)	(21,055)	—	(1,753,421)
Recoveries	264,945	643,896	8,033	—	916,874
Balance, end of period	$8,972,696	$8,529,655	$23,518	$143,698	$17,669,567

	Three Months Ended December 31, 2012
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	2,129,703	(118,599)	20,615	33,281	2,065,000
Charge-offs	(2,300,423)	(1,289,121)	(34,199)	—	(3,623,743)
Recoveries	144,849	2,242,737	11,394	—	2,398,980
Balance, end of period	$9,322,240	$8,468,320	$26,082	$140,190	$17,956,832

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of December 31, 2013 and September 30, 2013, respectively.

	December 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,308,253	$734,452	$—	$—	$2,042,705
Loans collectively evaluated for impairment	7,664,443	7,795,203	23,518	143,698	15,626,862
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$8,972,696	$8,529,655	$23,518	$143,698	$17,669,567

Recorded investment in loans receivable at end of period:
Total loans receivable	$366,673,334	$651,978,532	$2,744,117		$1,021,395,983
Loans receivable individually evaluated for impairment	18,979,721	12,248,310	84,513		31,312,544
Loans receivable collectively evaluated for impairment	347,693,613	639,730,222	2,659,604		990,083,439
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,852,701	$536,529	$16,487	$—	$2,405,717
Loans collectively evaluated for impairment	8,121,012	7,574,397	8,460	196,528	15,900,397
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114

Recorded investment in loans receivable at end of period:
Total loans receivable	$368,073,208	$636,138,165	$2,763,009		$1,006,974,382
Loans receivable individually evaluated for impairment	18,902,744	8,758,681	106,724		27,768,149
Loans receivable collectively evaluated for impairment	349,170,464	627,379,484	2,656,285		979,206,233
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of December 31, 2013 and September 30, 2013.  The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	December 31, 2013		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$12,935,519	$12,989,899	$9,752,803	$9,812,044
Troubled debt restructurings current under restructured terms	12,293,776	12,377,732	11,305,093	11,371,198
Troubled debt restructurings past due under restructured terms	5,924,178	5,944,913	6,549,904	6,584,907
Total non-performing loans	31,153,473	31,312,544	27,607,800	27,768,149
Troubled debt restructurings returned to accrual status	19,145,340	19,229,765	23,418,016	23,528,528
Total impaired loans	$50,298,813	$50,542,309	$51,025,816	$51,296,677

(1) All non-performing loans at December 31, 2013 and September 30, 2013 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 9, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at December 31, 2013 and September 30, 2013 by the impairment method used.

	December 31,	September 30,
	2013	2013
	(In thousands)
Fair value of collateral method	$38,733	$39,691
Present value of cash flows method	11,566	11,335
Total impaired loans	$50,299	$51,026

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

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of December 31, 2013 and September 30, 2013.  The recorded investments have been reduced by all partial charge-offs.

	December 31, 2013
	Loans with Partial Charges-off Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$5,163,612	$1,985,190	$3,178,422	$18,755,233	$21,933,655	$22,077,787	$—
Second mortgage	1,159,838	581,603	578,235	2,524,169	3,102,404	3,118,346	—
Home equity lines of credit	754,156	355,900	398,256	2,694,041	3,092,297	3,092,296	—
Total single-family residential real estate	7,077,606	2,922,693	4,154,913	23,973,443	28,128,356	28,288,429	—
Commercial:
Commercial and multi-family real estate	3,809,319	1,159,528	2,649,791	7,471,564	10,121,355	10,166,398	—
Land acquisition and development	57,101	14,879	42,222	—	42,222	43,247	—
Real estate construction and development	209,878	177,148	32,730	—	32,730	30,352	—
Commercial and industrial	2,235,644	1,434,034	801,610	1,507,593	2,309,203	2,319,845	—
Total commercial	6,311,942	2,785,589	3,526,353	8,979,157	12,505,510	12,559,842	—
Consumer and installment	117,209	93,842	23,367	110,028	133,395	133,944	—
Total	13,506,757	5,802,124	7,704,633	33,062,628	40,767,261	40,982,215	—

With an allowance recorded:
Single-family residential real estate:
First mortgage	125,885	18,550	107,335	3,389,663	3,496,998	3,522,320	725,364
Second mortgage	—	—	—	609,195	609,195	613,218	282,474
Home equity lines of credit	—	—	—	346,112	346,112	346,112	300,415
Total single-family residential real estate	125,885	18,550	107,335	4,344,970	4,452,305	4,481,650	1,308,253
Commercial:
Commercial and multi-family real estate	1,279,929	141,660	1,138,269	34,143	1,172,412	1,172,687	353,412
Land acquisition and development	3,894,495	465,000	3,429,495	—	3,429,495	3,429,495	230,000
Real estate construction and development	91,955	82,596	9,359	—	9,359	8,088	1,710
Commercial and industrial	—	—	—	467,981	467,981	468,174	149,330
Total commercial	5,266,379	689,256	4,577,123	502,124	5,079,247	5,078,444	734,452
Consumer and installment	—	—	—	—	—	—	—
Total	5,392,264	707,806	4,684,458	4,847,094	9,531,552	9,560,094	2,042,705

Total:
Single-family residential real estate:
First mortgage	5,289,497	2,003,740	3,285,757	22,144,896	25,430,653	25,600,107	725,364
Second mortgage	1,159,838	581,603	578,235	3,133,364	3,711,599	3,731,564	282,474
Home equity lines of credit	754,156	355,900	398,256	3,040,153	3,438,409	3,438,408	300,415
Total single-family residential real estate	7,203,491	2,941,243	4,262,248	28,318,413	32,580,661	32,770,079	1,308,253
Commercial:
Commercial and multi-family real estate	5,089,248	1,301,188	3,788,060	7,505,707	11,293,767	11,339,085	353,412
Land acquisition and development	3,951,596	479,879	3,471,717	—	3,471,717	3,472,742	230,000
Real estate construction and development	301,833	259,744	42,089	—	42,089	38,440	1,710
Commercial and industrial	2,235,644	1,434,034	801,610	1,975,574	2,777,184	2,788,019	149,330
Total commercial	11,578,321	3,474,845	8,103,476	9,481,281	17,584,757	17,638,286	734,452
Consumer and installment	117,209	93,842	23,367	110,028	133,395	133,944	—
Total	$18,899,021	$6,509,930	$12,389,091	$37,909,722	$50,298,813	$50,542,309	$2,042,705

	September 30, 2013
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$4,817,704	$1,892,403	$2,925,301	$22,621,982	$25,547,283	$25,712,587	$—
Second mortgage	961,909	473,023	488,886	2,648,996	3,137,882	3,154,434	—
Home equity lines of credit	709,439	290,032	419,407	2,715,868	3,135,275	3,135,274	—
Total single-family residential real estate	6,489,052	2,655,458	3,833,594	27,986,846	31,820,440	32,002,295	—
Commercial:
Commercial and multi-family real estate	3,827,364	1,159,528	2,667,836	7,628,698	10,296,534	10,343,639	—
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,459,460	2,264,801	2,275,433	—
Total commercial	6,426,096	2,868,184	3,557,912	9,088,158	12,646,070	12,701,217	—
Consumer and installment	121,830	93,842	27,988	111,912	139,900	140,480	—
Total	13,036,978	5,617,484	7,419,494	37,186,916	44,606,410	44,843,992	—

With an allowance recorded:
Single-family residential real estate:
First mortgage	286,226	68,947	217,279	3,574,340	3,791,619	3,823,190	1,068,205
Second mortgage	—	—	—	386,847	386,847	388,532	255,196
Home equity lines of credit	278,663	34,664	243,999	465,885	709,884	709,884	529,300
Total single-family residential real estate	564,889	103,611	461,278	4,427,072	4,888,350	4,921,606	1,852,701
Commercial:
Commercial and multi-family real estate	1,251,458	141,660	1,109,798	36,915	1,146,713	1,146,988	351,047
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	367,856	367,856	367,605	185,482
Total commercial	1,251,458	141,660	1,109,798	404,771	1,514,569	1,514,593	536,529
Consumer and installment	—	—	—	16,487	16,487	16,486	16,487
Total	1,816,347	245,271	1,571,076	4,848,330	6,419,406	6,452,685	2,405,717

Total:
Single-family residential real estate:
First mortgage	5,103,930	1,961,350	3,142,580	26,196,322	29,338,902	29,535,777	1,068,205
Second mortgage	961,909	473,023	488,886	3,035,843	3,524,729	3,542,966	255,196
Home equity lines of credit	988,102	324,696	663,406	3,181,753	3,845,159	3,845,158	529,300
Total single-family residential real estate	7,053,941	2,759,069	4,294,872	32,413,918	36,708,790	36,923,901	1,852,701
Commercial:
Commercial and multi-family real estate	5,078,822	1,301,188	3,777,634	7,665,613	11,443,247	11,490,627	351,047
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,827,316	2,632,657	2,643,038	185,482
Total commercial	7,677,554	3,009,844	4,667,710	9,492,929	14,160,639	14,215,810	536,529
Consumer and installment	121,830	93,842	27,988	128,399	156,387	156,966	16,487
Total	$14,853,325	$5,862,755	$8,990,570	$42,035,246	$51,025,816	$51,296,677	$2,405,717

During the three months ended December 31, 2013 and 2012, charge-offs of non-performing and impaired loans totaled $1.8 million and $3.6 million, respectively, including partial charge-offs of $1.2 million and $2.4 million, respectively.  At December 31, 2013 and September 30, 2013, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $12.4 million and $9.0 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three months ended December 31, 2013 and 2012.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended
	December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$23,895,187	$82,713	$31,589,222	$223,396
Second mortgage	3,136,390	18,700	3,785,614	27,810
Home equity lines of credit	3,113,785	25,791	3,927,827	—
Total single-family residential real estate	30,145,362	127,204	39,302,663	251,206
Commercial:
Commercial and multi-family real estate	10,255,019	66,886	14,440,375	96,378
Land acquisition and development	43,477	—	48,451	—
Real estate construction and development	34,396	—	602,366	—
Commercial and industrial	2,297,639	878	5,338,277	2,515
Total commercial	12,630,531	67,764	20,429,469	98,893
Consumer and installment	137,212	—	226,870	34
Total	42,913,105	194,968	59,959,002	350,133

With an allowance recorded:
Single-family residential real estate:
First mortgage	3,672,755	528	4,991,877	—
Second mortgage	500,875	—	372,009	—
Home equity lines of credit	527,998	—	229,899	—
Total single-family residential real estate	4,701,628	528	5,593,785	—
Commercial:
Commercial and multi-family real estate	1,159,838	—	36,216	—
Land acquisition and development	1,714,748	—	73,298	—
Real estate construction and development	4,044	—	—	—
Commercial and industrial	417,890	—	120,187	—
Total commercial	3,296,520	—	229,701	—
Consumer and installment	8,243	—	8,737	—
Total	8,006,391	528	5,832,223	—

Total:
Single-family residential real estate:
First mortgage	27,567,942	83,241	36,581,099	223,396
Second mortgage	3,637,265	18,700	4,157,623	27,810
Home equity lines of credit	3,641,783	25,791	4,157,726	—
Total single-family residential real estate	34,846,990	127,732	44,896,448	251,206
Commercial:
Commercial and multi-family real estate	11,414,857	66,886	14,476,591	96,378
Land acquisition and development	1,758,225	—	121,749	—
Real estate construction and development	38,440	—	602,366	—
Commercial and industrial	2,715,529	878	5,458,464	2,515
Total commercial	15,927,051	67,764	20,659,170	98,893
Consumer and installment	145,455	—	235,607	34
Total	$50,919,496	$195,496	$65,791,225	$350,133

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  In general, loans are placed on non-accrual when they become 90 days or more past due.  However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectibility of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed and evaluated.  Many factors are considered prior to returning a loan to accrual status, including a positive change in the borrower’s financial condition or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at December 31, 2013 and September 30, 2013.  The summary does not include $944,000 of commercial loans at December 31, 2013 that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	December 31, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$799,476	$667,104	$4,344,110	$5,810,690	$209,543,878	$215,354,568	$—	$14,331,251
Second mortgage	457,607	77,412	732,019	1,267,038	42,320,458	43,587,496	500,000	2,120,894
Home equity lines of credit	1,123,135	326,117	890,068	2,339,320	105,391,950	107,731,270	—	2,527,576
Total single-family residential real estate	2,380,218	1,070,633	5,966,197	9,417,048	357,256,286	366,673,334	500,000	18,979,721
Commercial:
Commercial and multi-family real estate	1,489,148	—	3,113,254	4,602,402	362,868,883	367,471,285	—	5,949,110
Land acquisition and development	42,222	—	3,429,495	3,471,717	34,542,847	38,014,564	—	3,472,742
Real estate construction and development	—	—	42,090	42,090	35,857,713	35,899,803	—	38,439
Commercial and industrial	37,785	278,798	450,925	767,508	209,825,372	210,592,880	—	2,788,019
Total commercial	1,569,155	278,798	7,035,764	8,883,717	643,094,815	651,978,532	—	12,248,310
Consumer and installment	1,722	800	—	2,522	2,741,595	2,744,117	—	84,513
Total	$3,951,095	$1,350,231	$13,001,961	$18,303,287	$1,003,092,696	$1,021,395,983	$500,000	$31,312,544

	September 30, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$2,661,510	$1,033,315	$4,618,113	$8,312,938	$204,993,105	$213,306,043	$—	$14,593,039
Second mortgage	172,686	44,601	366,645	583,932	42,743,577	43,327,509	—	1,510,637
Home equity lines of credit	1,301,620	706,112	1,210,541	3,218,273	108,221,383	111,439,656	—	2,799,067
Total single-family residential real estate	4,135,816	1,784,028	6,195,299	12,115,143	355,958,065	368,073,208	—	18,902,743
Commercial:
Commercial and multi-family real estate	—	278,163	3,108,453	3,386,616	344,732,193	348,118,809	—	6,039,604
Land acquisition and development	—	—	4,278,495	4,278,495	36,234,753	40,513,248	4,278,495	43,706
Real estate construction and development	18,957	—	—	18,957	20,506,816	20,525,773	—	38,439
Commercial and industrial	24,175	3,509	450,925	478,609	226,501,726	226,980,335	—	2,636,932
Total commercial	43,132	281,672	7,837,873	8,162,677	627,975,488	636,138,165	4,278,495	8,758,681
Consumer and installment	555	3,163	16,987	20,705	2,742,304	2,763,009	—	106,725
Total	$4,179,503	$2,068,863	$14,050,159	$20,298,525	$986,675,857	$1,006,974,382	$4,278,495	$27,768,149

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

The following is a summary of the recorded investment of loan risk ratings by class at December 31, 2013 and September 30, 2013:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential real estate:
First mortgage	$199,505,257	$266,634	$9,959,091	$5,623,586	$—
Second mortgage	41,417,512	49,089	1,409,213	711,682	—
Home equity lines of credit	105,170,509	—	1,374,971	1,185,790	—
Total single-family residential real estate	346,093,278	315,723	12,743,275	7,521,058	—
Commercial:
Commercial and multi-family real estate	348,196,697	6,746,826	12,486,603	41,159	—
Land acquisition and development	21,492,695	7,022,220	9,499,649	—	—
Real estate construction and development	35,705,722	—	177,622	16,459	—
Commercial and industrial	202,415,046	4,913,928	3,263,906	—	—
Total commercial	607,810,160	18,682,974	25,427,780	57,618	—
Consumer and installment	2,659,604	—	—	84,513	—
Total	956,563,042	18,998,697	38,171,055	7,663,189	—
Less related specific allowance	—	—	(1,273,222)	(769,483)	—
Total net of allowance	$956,563,042	$18,998,697	$36,897,833	$6,893,706	$—

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family resdential real estate:
First mortgage	$197,061,832	$269,891	$10,833,561	$5,140,759	$—
Second mortgage	41,767,041	49,831	1,101,032	409,605	—
Home equity lines of credit	108,494,113	—	1,371,395	1,574,148	—
Total single-family residential real estate	347,322,986	319,722	13,305,988	7,124,512	—
Commercial:
Commercial and multi-family real estate	324,959,886	6,939,560	16,159,063	60,300	—
Land acquisition and development	27,675,231	6,954,392	5,883,625	—	—
Real estate construction and development	20,487,334	—	38,439	—	—
Commercial and industrial	218,776,888	4,936,156	3,267,291	—	—
Total commercial	591,899,339	18,830,108	25,348,418	60,300	—
Consumer and installment	2,656,284	—	—	106,725	—
Total	941,878,609	19,149,830	38,654,406	7,291,537	—
Less related specific allowance	—	—	(1,058,007)	(1,347,710)	—
Total net of allowance	$941,878,609	$19,149,830	$37,596,399	$5,943,827	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of December 31, 2013 and September 30, 2013.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	December 31, 2013		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$12,293,776	$12,377,732	$11,305,093	$11,371,198
Past due under restructured terms	5,924,178	5,944,913	6,549,904	6,584,907
Total non-performing	18,217,954	18,322,645	17,854,997	17,956,105
Returned to accrual status	19,145,340	19,229,765	23,418,016	23,528,528
Total troubled debt restructurings	$37,363,294	$37,552,410	$41,273,013	$41,484,633

(1) All non-performing loans at December 31, 2013 and September 30, 2013 were classified as non-accrual.

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

Loans that were restructured within the three months ended December 31, 2013 and 2012, and loans that were restructured during the preceding twelve months and defaulted during the three months ended December 31, 2013 and 2012 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013	2012
Residential mortgage loans	$1,135,505	$1,359,662	$296,338	$2,106,511
Commercial loans	273,219	1,010,321	—	89,296
Consumer loans	—	1,341	—	—
Total	$1,408,724	$2,371,324	$296,338	$2,195,807

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at December 31, 2013 and September 30, 2013 was $6,000 and $175,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $553,000 for the three months ended December 31, 2013 compared with $796,000 for the three months ended December 31, 2012.  The actual amount of interest income recognized under the restructured terms totaled $255,000 for the three months ended December 31, 2013 compared with $291,000 for the three months ended December 31, 2012.  Provisions for losses related to restructured loans totaled $120,000 during the three months ended December 31, 2013 compared with $765,000 during the same period last year. Specific loan loss allowances related to troubled debt restructurings at December 31, 2013 and September 30, 2013 were $1.1 million and $1.3 million, respectively.

8.                      DEPOSITS

Deposits at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31, 2013		September 30, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$177,825,478	—	$168,031,839	—
Interest-bearing checking	254,882,041	0.10%	237,362,430	0.10%
Savings accounts	39,692,761	0.13%	39,845,424	0.13%
Money market	208,559,115	0.27%	206,926,830	0.26%
Total demand deposits	680,959,395	0.13%	652,166,523	0.13%

Certificates of deposit:
Traditional	299,573,262	0.77%	313,216,661	0.84%
CDARS	49,595,605	0.26%	45,428,415	0.28%
Total certificates of deposit	349,168,867	0.70%	358,645,076	0.77%

Total deposits	$1,030,128,262	0.32%	$1,010,811,599	0.35%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  There were no certificates of deposit obtained through national brokers at December 31, 2013 or September 30, 2013.

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

The Company records securities available for sale and derivative financial instruments at their fair values on a recurring basis.  Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as  impaired loans and real estate acquired in settlement of loans.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  The following is a general description of the methods used to value such assets.

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the three months ended December 31, 2013 and 2012, charge-offs to the allowance for loan losses at the time of foreclosure totaled $207,000 and $132,000, respectively, which represented 33% and 12% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2013 or the three months ended December 31, 2013.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2013 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$38,617	$—	$38,617	$—
Interest-rate swap	714	—	714	—
Total assets	$39,331	$—	$39,331	$—
Liabilities:
Interest-rate swap	$714	$—	$714	$—
Total liabilities	$714	$—	$714	$—

	Carrying Value at September 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$38,917	$—	$38,917	$—
Interest-rate swap	843	—	843	—
Total assets	$39,760	$—	$39,760	$—
Liabilities:
Interest-rate swap	$843	$—	$843	$—
Total liabilities	$843	$—	$843	$—

Assets that were recorded at fair value on a non-recurring basis at December 31, 2013 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2013				Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2013
	(In thousands)
Assets:
Impaired loans, net	4,289	—	—	4,289	771
Real estate acquired in settlement of loans	5,750	—	—	5,750	328
Total assets	$10,039	$—	$—	$10,039	$1,099

					Total Losses
					Recognized in
	Carrying Value at September 30, 2013				Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2012
	(In thousands)
Assets:
Impaired loans, net	$4,014	$—	$—	$4,014	$2,860
Real estate acquired in settlement of loans	6,395	—	—	6,395	1,471
Total assets	$10,409	$—	$—	$10,409	$4,331

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the three months ended December 31, 2013 or 2012.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and September 30, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2013 and September 30, 2013 are summarized as follows:

	Level in	December 31, 2013		September 30, 2013
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$105,057	$105,057	$86,309	$86,309
Debt and mortgage-backed securities - AFS	Level 2	38,617	38,617	38,917	38,917
Capital stock of FHLB	Level 2	4,617	4,617	4,777	4,777
Mortgage-backed securities - HTM	Level 2	3,763	3,923	4,294	4,537
Mortgage loans held for sale	Level 2	56,031	57,727	70,473	72,481
Loans receivable	Level 3	1,003,726	1,015,164	988,668	1,001,898
Accrued interest receivable	Level 1	3,016	3,016	3,151	3,151
Interest-rate swap assets	Level 2	714	714	843	843

LIABILITIES:
Deposit transaction accounts	Level 2	680,959	680,959	652,167	652,167
Certificates of deposit	Level 2	349,169	350,183	358,645	359,917
Borrowed money	Level 2	114,543	116,078	113,483	115,254
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	386	386	470	470
Interest-rate swap liabilities	Level 2	714	714	843	843

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

Mortgage Loans Held for Sale - The fair values of mortgage loans held for sale are generally based on commitment sales prices obtained from the Company’s investors.

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

11.               LIABILITY FOR LOANS SOLD

The Company records an estimated liability for probable amounts due to the Company’s loan investors under contractual obligations related to residential mortgage loans originated for sale that were previously sold and became delinquent or defaulted, or were determined to contain certain documentation or other underwriting deficiencies.  Under standard representations and warranties and early payment default clauses in the Company’s mortgage sale agreements, the Company could be required to repurchase mortgage loans sold to investors or reimburse the investors for losses incurred on loans (collectively “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after the Company receives notice of such breaches (generally 90 days).  In addition, the Company may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $236 million and $412 million at December 31, 2013 and September 30, 2013, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the three months ended December 31, 2013 and 2012:

	2013	2012
Received during period	$3,003,000	$2,225,000
Resolved during period	2,260,000	2,757,000
Unresolved at end of period	6,382,000	4,534,000

The following is a summary of the changes in the liability for loans sold during the three months ended December 31, 2013 and 2012:

	2013	2012
Balance at beginning of period	$1,353,095	$977,134
Provisions charged to expense	95,439	243,729
Amounts paid to resolve demands	(78,946)	(54,211)
Balance at end of period	$1,369,588	$1,166,652

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the three months ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$1,922,000	$—	$2,757,000	$—

Resolved by repurchasing loans previously sold to investors	338,000	4,123	—	14,181

Payments due upon early payoff of loans previously sold	—	74,823	—	40,030

Total	$2,260,000	$78,946	$2,757,000	$54,211

The liability for loans sold of $1.4 million at December 31, 2013 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

12.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs. Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk. The following table summarizes the notional amount of these commitments December 31, 2013 and September 30, 2013.

	December 31,	September 30,
	2013	2013
	(In thousands)

Commitments to originate residential first and second mortgage loans	$47,138	$65,936
Commitments to originate commercial mortgage loans	62,334	62,626
Commitments to originate non-mortgage loans	38,095	15,778
Unused lines of credit - residential	62,017	67,265
Unused lines of credit - commercial	141,243	148,411
Unused lines of credit - consumer	71	—

The Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

13.               DERIVATIVES

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential mortgage loans.

Interest Rate Lock Commitments - At December 31, 2013, the Company had issued $49.8 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.  The Company typically economically hedges interest rate lock commitments by obtaining a corresponding best-efforts lock commitments with an investor to sell the loans at an agreed-upon price.

Interest Rate Swaps - The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms except for the interest rates and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings.

The fair values of these contracts recorded in the consolidated balance sheets at December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31,	September 30,
	2013	2013
Fair value recorded in other assets	$714,000	$843,000
Fair value recorded in other liabilities	714,000	843,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three months ended December 31, 2013 and 2012 are summarized as follows:

	Three Months Ended
	December 31,
	2013	2012
Gross losses on derivative financial assets	$129,000	$133,000
Gross gains on derivative financial liabilities	(129,000)	(133,000)
Net gain or loss	$—	$—

At December 31, 2013 and September 30, 2013, the Bank had $1.8 million and $1.8 million, respectively, in cash pledged to secure its obligation under these contracts.

14.    GOODWILL

Goodwill totaled $3.9 million at December 31, 2013 and September 30, 2013.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the three months ended December 31, 2013 or the year ended September 30, 2013.

15.    CUSTOMER FRAUD LOSS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, subsequent to September 30, 2013, management uncovered an elaborate fraud perpetrated against the Bank by one of its commercial loan customers.  The customer, who purported to be in the business of leasing equipment, appears to have created false documentation to purchase assets that did not exist and were the subject of fictitious leases.  The Company’s total exposure to the customer at September 30, 2013 consisted of an aggregate outstanding loan balance of $7.0 million less collateral of $631,000 that was in the Bank’s possession.  As a result, the Company recorded a charge-off totaling $6.4 million effective September 30, 2013, which represented the entire amount of the exposure that was determined to be unsecured as a result of the fraud.

The Company is aggressively pursuing collection of the loans from the customer. The Company also believes it has a sound basis for filing an insurance claim under its fidelity bond, which carries a maximum limit of $5 million subject to certain adjustments. However, the timing and potential results of these efforts are uncertain.  Any benefit from these efforts will be recorded as a recovery in the financial statements during the period realized and any such amounts could be material.

16.    SUBSEQUENT EVENT

On January 17, 2014, the Company entered into a loan agreement with First Bank for a $10.0 million term loan, which was funded on January 24, 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  Interest on these borrowings will equal the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and begin on March 31, 2014 and end on January 17, 2021.  Shares of the Bank held by the Company were pledged as collateral to secure the loans.

The loan agreement requires the Company to adhere to certain covenants while the borrowings are outstanding, including that the Company will:  (1) require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8%; (2) maintain consolidated net income in an amount equal to or greater than the sum of (a) the total amount of principal installments required to be paid under the term loan plus (b) the total amount of cash distributions paid to its common shareholders; and (3) cause the Bank to maintain a ratio of adversely classified assets to Tier 1 capital plus loan loss reserves of not more than 50%.  Failure to comply with these covenants will result in any outstanding principal balances and all accrued and unpaid interest becoming immediately due and payable.

On January 24, 2014, the proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Preferred Stock.  Following this repurchase, $7.3 million of the Preferred Stock remained outstanding.  The revolving line of credit will be available to be used for working capital.

The interest rate on the Preferred Stock is scheduled to increase from 5% to 9% in February 2014.  On a pro forma basis based on the interest rate on the loan in effect at the date of funding and the 9% interest rate on the Preferred Stock, the repurchase of the $10 million of the Preferred Stock using the proceeds from the bank loan is expected to result in an annualized benefit to earnings available to common shares of approximately $735,000.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which Pulaski Financial Corp. operates, as well as nationwide, Pulaski Financial Corp.’s ability to control costs and expenses, competitive products and pricing, loan demand, the size, composition and quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2013, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-second year, is a community-based, financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.29 billion in assets at December 31, 2013.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial Banking Services

The Company’s commercial banking services are centered on serving small- to medium-sized businesses primarily in the St. Louis metropolitan area and its operations continue to be driven by its staff of experienced commercial bankers and the commercial banking relationships they generate.  The commercial loan portfolio includes permanent mortgage loans secured by owner and non-owner occupied commercial and multi-family residential real estate, commercial and industrial loans, and to a much lesser extent, commercial and multi-family construction loans and land acquisition and development loans.

Commercial loan originations totaled $133.6 million during the three months ended December 31, 2013 compared with $124.1 million during the same period last year.  Although the weakened local and national economic climate continued to dampen the supply of quality commercial loans, the Company continued to originate commercial loans to its most credit-worthy customers under tightened credit standards.  Given the increased level of risk associated with certain types of commercial real estate lending created by the weakened economic climate, the Company deemphasized land acquisition and development lending in recent years.  The commercial loan portfolio increased $15.3 million, or 2.4%, during the three-month period to $651.2 million at December 31, 2013 compared with $635.8 million at September 30, 2013.  Commercial and multi-family real estate loans increased $19.0 million, or 5.5%, to $367.0 million at December 31, 2013 compared with $348.0 million at September 30, 2013.  Real estate construction and development loans increased $15.4 million, or 75.0%, during the three-month period to $36.0 million at December 31, 2013 compared with $20.5 million at September 30, 2013.  Partially offsetting these increases were decreases in commercial and industrial loans and land acquisition and development loans.  Commercial and industrial loans decreased $16.5 million to $210.3 million at December 31, 2013 compared with $226.8 million at September 30, 2013 as the result of the refinancing by the Bank of a $4.9 million loan into a loan secured by commercial real estate combined with cash payments received in excess of approximately $7.2 million in new loans originated.  Land acquisition and development loans decreased $2.5 million to $37.9 million at December 31, 2013 compared with $40.4 million at September 30, 2013.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $192.0 million, or 18.6% of total deposits, at December 31, 2013 compared with $192.7 million, or 19.1% of total deposits, at September 30, 2013.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which is the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The principal balance of residential mortgage loans originated for sale to investors totaled $166.4 million for the quarter ended December 31, 2013 compared with $379.6 million for the same period last year.  An increase in market interest rates during the middle of calendar year 2013 significantly diminished the industry-wide consumer demand for loans to refinance existing mortgages.  Loans originated to refinance existing mortgages totaled $30.0 million, or 18% of total loans originated for sale, for the quarter ended December 31, 2013 compared with $230.4 million, or 61% of total loans originated for sale, for the same quarter last year.  Loans originated to finance the purchase of homes totaled $136.4 million for the quarter ended December 31, 2013 compared with $149.2 million for the same period last year.

The principal balance of residential mortgage loans sold to investors totaled $179.9 million for the quarter ended December 31, 2013, which generated mortgage revenues totaling $1.0 million, compared with $367.4 million of loans sold and $3.0 million of mortgage revenues for the quarter ended December 31, 2012.  The net profit margin on loans sold decreased to 0.57% during the quarter ended December 31, 2013 compared with 0.81% for the quarter ended December 31,

2012.  The lower net profit margin during the fiscal 2014 quarter was primarily the result of a market-driven decrease in selling prices realized from the Company’s loan investors combined with higher direct origination costs as the Company did not reduce the level of direct production costs in proportion to the decrease in loan origination volume.

Mortgage revenues were reduced by charges to earnings totaling $95,000 and $244,000 during the three-months ended December 31, 2013 and 2012, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale decreased to $567,000 for the quarter ended December 31, 2013 compared with $1.6 million for the quarter ended December 31, 2012 as the result of a $129.6 million decrease in the average balance between the comparable periods partially offset by a 77 basis point market-driven increase in the average yield.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  As a result, the aggregate balance of residential first mortgage loans, residential second mortgage loans and home equity lines of credit decreased $905,000, or 0.2%, to $365.6 million at December 31, 2013 compared with $366.5 million at September 30, 2013.

Retail Banking Services

The Company considers demand deposits, which include checking, money market and savings accounts, to be “core” deposits because they allow it to establish banking relationships with its customers that are less dependent upon interest rates paid.  Such deposits provide a stable funding source for the Bank’s asset growth and produce valuable fee income.  Core deposits are received from retail customers, commercial customers and municipal or other public entities.  Growth of relationship-based core deposits continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, best-in-class products and convenient banking locations.  To enhance its ability to attract depositors, the Company offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor through its participation in the Promontory Interfinancial Network (“Promontory”) Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  The Company also offers similar “reciprocal” arrangements on money market deposit accounts through Promontory.  These accounts are offered directly to the Bank’s customers in its St. Louis market.

Total deposits increased 1.9%, or $19.3 million, to $1.03 billion at December 31, 2013 compared with $1.01 billion at September 30, 2013.  Total demand deposits increased $28.8 million to $681.0 million at December 31, 2013 compared with $652.2 million at September 30, 2013, while certificates of deposit decreased $9.5 million to $349.2 million compared with $358.6 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at December 31, 2013 were 0.13% and 0.70%, respectively, compared with 0.13% and 0.77%, respectively, at September 30, 2013.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at December 31, 2013 decreased to 0.32% compared with 0.35% at September 30, 2013.

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

The balance of deposits from retail customers decreased 1.3%, or $8.7 million, to $654.6 million at December 31, 2013 compared with $663.3 million at September 30, 2013 as management focused on reducing the cost of maturing retail certificates of deposit and accounts that were determined not to have other business relationships with the Bank.  The average interest rate paid on retail deposits at December 31, 2013 was 0.43% compared with 0.47% at September 30, 2013.

The balance of deposits from commercial customers increased $5.5 million, or 2.5%, to $222.2 million at December 31, 2013 compared with $216.7 million at September 30, 2013.  The increase in commercial deposits was primarily the result of normal activity within existing customer accounts.  The average interest rate paid on commercial deposits at December 31, 2013 was 0.09% compared with 0.10% at September 30, 2013.

The balance of deposits from municipal and other public entities increased $22.8 million, or 18.1%, to $148.9 million at December 31, 2013 compared with $126.1 million at September 30, 2013.  The increase in municipal and public entity deposits was largely the result of new deposits received from a local public entity.  The average interest rate paid on municipal and public entity deposits at December 31, 2013 was 0.19% compared with 0.21% at September 30, 2013.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, totaled $1.0 million for the three months ended December 31, 2013, respectively, compared with $1.2 million for the three months ended December 31, 2012.  The decrease was primarily due to a lower level of insufficient check fees charged to overdrawn accounts.

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

	Three Months Ended
	December 31, 2013			December 31, 2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$231,814	$2,826	4.88%	$225,839	$3,021	5.35%
Commercial	665,505	6,916	4.16%	619,044	7,560	4.89%
Home equity lines of credit	109,141	1,084	3.97%	140,116	1,344	3.84%
Consumer	2,131	9	1.76%	2,148	14	2.44%
Total loans receivable	1,008,591	10,835	4.30%	987,147	11,939	4.84%
Mortgage loans held for sale	54,239	567	4.18%	183,801	1,569	3.41%
Securities and other	90,618	96	0.42%	50,761	105	0.83%
Total interest-earning assets	1,153,448	11,498	3.99%	1,221,709	13,613	4.46%
Non-interest-earning assets	79,097			86,550
Total assets	$1,232,545			$1,308,259

Interest-bearing liabilities:
Interest-bearing checking	$241,573	104	0.17%	$273,205	139	0.20%
Savings	39,911	16	0.16%	38,487	22	0.22%
Money market	203,072	154	0.30%	153,564	111	0.29%
Certificates of deposit	353,545	684	0.77%	446,283	1,163	1.04%
Total interest-bearing deposits	838,101	958	0.46%	911,539	1,435	0.63%
Borrowed money	68,973	239	1.39%	57,285	239	1.67%
Subordinated debentures	19,589	126	2.57%	19,589	132	2.69%
Total interest-bearing liabilities	926,663	1,323	0.57%	988,413	1,806	0.73%
Non-interest bearing liabilities:
Non-interest bearing deposits	175,062			182,531
Other non-interest bearing liabilities	13,462			16,773
Total non-interest-bearing liabilities	188,524			199,304
Stockholders’ equity	117,358			120,542

Total liabilities and stockholders’ equity	$1,232,545			$1,308,259

Net interest income		$10,175			$11,807

Interest rate spread (2)			3.42%			3.73%

Net interest margin (3)			3.53%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.47%			123.60%

(1)  Includes non-accrual loans with an average balance of $28.5 million and $46.2 million for the three months ended December 31, 2013 and 2012, respectively.

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

	Three Months Ended
	December 31, 2013 vs 2012
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$78	$(273)	$(195)
Commercial	540	(1,184)	(644)
Home equity lines of credit	(305)	45	(260)
Consumer	—	(5)	(5)
Total loans receivable	313	(1,417)	(1,104)
Mortgage loans held for sale	(1,295)	293	(1,002)
Securities and other	10	(19)	(9)
Net change in income on interest earning assets	(972)	(1,143)	(2,115)

Interest-bearing liabilities:
Interest-bearing checking	(16)	(19)	(35)
Passbook savings	1	(7)	(6)
Money market	38	5	43
Certificates of deposit	(213)	(266)	(479)
Total interest-bearing deposits	(190)	(287)	(477)
Borrowed money	44	(44)	—
Subordinated debentures	—	(6)	(6)
Net change in expense on interest bearing liabilities	(146)	(337)	(483)

Change in net interest income	$(826)	$(806)	$(1,632)

RESULTS OF OPERATIONS

Net income for the quarter ended December 31, 2013 was $2.5 million compared with $3.1 million during the same quarter last year.  Net income available to common shares for the quarter ended December 31, 2013 was $2.2 million, or $0.20 per diluted common share on 11.2 million average diluted shares outstanding, compared with net income available to common shares of $2.7 million, or $0.25 per diluted common share on 11.1 million average diluted shares outstanding, during the same quarter last year.  Reducing net income available to common shares for the three months ended December 31, 2013 were dividends and discount accretion on the Company’s preferred stock, totaling $295,000, or $0.03 per diluted common share, compared with $405,000, or $0.04 per diluted common share, in the comparable 2012 period.  The lower level of dividends and discount accretion during the three months ended December 31, 2013 resulted from the Company’s repurchases of preferred stock totaling $6.0 million in par value during August 2013 and $2.0 million in par value during April 2013.

Net interest income decreased 13.8% to $10.2 million for the quarter ended December 31, 2013 compared with $11.8 million for the same period last year as the result of decreases in the net interest margin and the average balance of interest-earning assets.  The net interest margin decreased to 3.53% for the three months ended December 31, 2013 compared with 3.87% for the three months ended December 31, 2012 primarily as the result of market-driven decreases in the average yields on loans receivable and other interest-earning assets partially offset by market-driven decreases in the average cost of deposits and other interest-bearing liabilities.  Also contributing to the decrease in the net interest margin was a $129.6 million, or 70.5% decrease in the average balance of loans held for sale.  The average balance of interest-

earning assets decreased to $1.15 billion for the three months ended December 31, 2013 compared with $1.22 billion for the three months ended December 31, 2012.

Total interest and dividend income decreased 15.5% to $11.5 million for the quarter ended December 31, 2013 compared with $13.6 million for the same quarter last year primarily as the result of decreases in interest income on loans receivable and loans held for sale.

Interest income on loans receivable decreased 9.2% to $10.8 million for the quarter ended December 31, 2013 compared with $11.9 million for the same quarter last year as the result of a decrease in the average yield partially offset by an increase in the average balance.  The average yield on loans receivable decreased to 4.30% during the three months ended December 31, 2013 compared with 4.84% during the same period last year primarily as the result of lower interest rates on new residential real estate loans and new and renewing commercial loans, combined with a shift in the mix of loans receivable.  The average balance of loans receivable increased to $1.01 billion during the three months ended December 31, 2013 compared with $987.1 million during the same period last year. The increase was due to a $46.5 million increase in the average balance of commercial loans, partially offset by a $25.0 million decrease in the combined average balance of residential real estate loans and home equity lines of credit.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale decreased 63.9% to $567,000 for the quarter ended December 31, 2013 compared to $1.6 million for the quarter ended December 31, 2012.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.3 million for the three months ended December 31, 2013 compared with $1.8 million for the same 2012 period.  The decrease was due to market-driven declines in the average cost of funds combined with a decrease in the average balance of interest-bearing liabilities.  The average cost of funds decreased to 0.57% for the three months ended December 31, 2013 compared with 0.73% for the three months ended December 31, 2012.  The average balance decreased to $926.7 million for the three months ended December 31, 2013 compared with $988.4 million for the three months ended December 31, 2012 as the result of a decrease in the average balance of deposits partially offset by an increase in the average balance of borrowed money.

Interest expense on deposits decreased to $958,000 for the three months ended December 31, 2013 compared with $1.4 million for the comparable 2012 period as the result of decreases in the average cost and the average balance of interest-bearing deposits.  Primarily as the result of lower market interest rates, and to a lesser extent, a shift in the mix of deposits, the average cost of deposits decreased to 0.46% for the three months ended December 31, 2013 compared with 0.63% for the three months ended December 31, 2012.  The average balance decreased to $838.1 million for the three months ended December 31, 2013 compared with $911.5 million for the three months ended December 31, 2012.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money remained almost constant at $239,000 for each of the quarters ended December 31, 2013 and December 31, 2012.  The impact of an increase in the average balance was offset by a decrease in the average cost.  The average balance increased to $69.0 million for the three months ended December 31, 2013 compared with $57.3 million for the three months ended December 31, 2012.  The increased borrowings were primarily used to fund deposit outflows.  The average cost decreased to 1.39% for the three months ended December 31, 2013 compared with 1.67% for the three months ended December 31, 2012 primarily as the result of lower market interest rates.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2013 was $200,000 compared with $2.1 million for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased $2.2 million to $2.5 million for the three months ended December 31, 2013 compared with $4.7 million for the same period last year. The decrease was primarily the result of lower mortgage revenues, retail banking fees and investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services for discussions of mortgage revenues and retail banking fees, respectively.

Investment brokerage revenues totaled $99,000 for the three months ended December 31, 2013 compared with $293,000 for the same period a year ago. The Company operates an investment brokerage division whose operations consist principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues are generated on trading spreads and fluctuate with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the fiscal 2014 period compared with the same 2013 period as a result of weakened market demand for fixed-income investment products in the midst of the lower interest rate environment.

Non-Interest Expense

Total non-interest expense totaled $8.7 million for the quarter ended December 31, 2013 compared with $9.9 million for the same period last year.  Decreases in salaries and employee benefits expense, real estate foreclosure expense and losses, net, and FDIC deposit insurance premium expense were offset by increases in occupancy, equipment and data processing expense and professional services expense.

Salaries and employee benefits expense decreased $375,000 to $4.2 million for the three months ended December 31, 2013 compared with $4.6 million for the same period a year ago.  Reducing compensation expense during the three months ended December 31, 2013 was the reversal of approximately $488,000 in compensation expense recorded in prior periods for bonuses and restricted stock awards related to certain former mortgage division employees that were determined to no longer be payable to such employees.

Occupancy, equipment and data processing expense increased $267,000 to $2.6 million for the three months ended December 31, 2013 compared with $2.4 million for the three months ended December 31, 2012.  The increase was primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense increased $267,000 to $822,000 for the three months ended December 31, 2013 compared with $554,000 for the three months ended December 31, 2012.  The increase was primarily due to the consulting and legal fees related to compliance with changes in federal regulations governing the mortgage banking industry and legal and audit fees related to the continued investigation of an elaborate fraud scheme involving one of the Bank’s commercial borrowers during the quarter ending September 30, 2013.  See Note 15 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the fraud.

FDIC deposit insurance premium expense decreased to $261,000 for the three months ended December 31, 2013 compared with $434,000 for the same 2012 period primarily as the result of a reduction in the Bank’s assessment rate during the quarter ended March 31, 2013.

Real estate foreclosure expense and losses, net decreased $1.1 million to $127,000 for the three months ended December 31, 2013 compared with $1.2 million for the same period in 2012.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

The provision for income taxes decreased $228,000 to $1.2 million, or an effective rate of 33.21%, for the three months ended December 31, 2013, compared with $1.5 million, or an effective rate of 32.01%, for the three months ended December 31, 2012.  The Company’s effective tax rates in the 2013 and 2012 periods were lower than the statutory rates primarily due to the exclusion of tax-exempt income on bank-owned life insurance and tax-exempt interest on loans from taxable income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2013 and September 30, 2013 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off. The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	December 31,	September 30,
	2013	2013
NON-ACCRUAL LOANS:
Single-family residential real estate:
First mortgage	$5,144,896	$5,334,585
Second mortgage	585,431	442,174
Home equity lines of credit	1,866,340	2,123,714
Total single-family residential real estate	7,596,667	7,900,473
Commercial:
Commercial and multi-family real estate	1,492,223	1,774,172
Land acquisition and development	3,429,495	—
Commercial and industrial	356,537	—
Total commercial	5,278,255	1,774,172
Consumer and installment	60,597	78,158
Total non-accrual loans	12,935,519	9,752,803

NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential real estate:
First mortgage	6,937,926	5,169,173
Second mortgage	1,288,971	904,338
Home equity lines of credit	426,932	497,852
Total single-family residential real estate	8,653,829	6,571,363
Commercial:
Commercial and multi-family real estate	1,646,858	2,585,133
Land acquisition and development	—	42,644
Real estate construction and development	—	23,134
Commercial and industrial	1,969,723	2,054,831
Total commercial	3,616,581	4,705,742
Consumer and installment	23,366	27,988
Total current troubled debt restructurings	12,293,776	11,305,093
Past due under restructured terms:
Single-family residential real estate:
First mortgage	2,141,098	3,974,113
Second mortgage	233,447	155,237
Home equity lines of credit	234,304	177,501
Total single-family residential real estate	2,608,849	4,306,851
Commercial:
Commercial and multi-family real estate	2,780,092	1,652,377
Land acquisition and development	42,222	—
Real estate construction and development	42,090	18,957
Commercial and industrial	450,925	571,719
Total commercial	3,315,329	2,243,053
Total past due troubled debt restructurings	5,924,178	6,549,904
Total non-accrual troubled debt restructurings	18,217,954	17,854,997
Total non-performing loans	31,153,473	27,607,800

REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	2,402,838	3,019,237
Commercial real estate	3,347,443	3,375,475
Total real estate acquired in settlement of loans	5,750,281	6,394,712
Total non-performing assets	$36,903,754	$34,002,512

Ratio of non-performing loans to total loans receivable	3.06%	2.75%
Ratio of non-performing assets to total assets	2.85%	2.66%
Ratio of allowance for loan losses to non-performing loans	56.72%	66.31%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	1.85%	1.62%
Ratio of non-performing assets to total assets	1.90%	1.78%
Ratio of allowance for loan losses to non-performing loans	90.27%	106.56%

Non-performing assets increased $2.9 million to $36.9 million at December 31, 2013 from $34.0 million at September 30, 2013 as a result of a $3.2 million increase in non-accrual loans and a $363,000 increase in troubled debt restructurings partially offset by a $644,000 decrease in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans increased to $12.9 million at December 31, 2013 compared with $9.8 million at September 30, 2013 primarily due to an increase in non-accrual commercial loans partially offset by a decrease in non-accrual residential real estate loans.  Non-accrual residential real estate loans decreased to $7.6 million at December 31, 2013 compared with $7.9 million at September 30, 2013 primarily as the result of a decrease in loans that were 90 days or more past due.  Non-accrual commercial loans increased to $5.3 million at December 31, 2013 compared with $1.8 million at September 30, 2013.  The increase was primarily related to the classification as non-accrual as of December 31, 2013 of a $3.4 million loan secured by commercial land in the St. Louis metropolitan area.  The loan was classified as non-accual due to financial difficulties experienced by the borrowers and had been on the Company’s list of adversely classified loans for several quarters.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Total non-performing troubled debt restructurings increased to $18.2 million at December 31, 2013 compared with $17.9 million at September 30, 2013 primarily due to an increase in restructured residential real estate loans.

Management proactively modifies loan repayment terms with residential borrowers who are experiencing financial difficulties with the belief that these actions would maximize the Company’s ultimate recoveries on these loans.  The restructured terms of the loans generally include a reduction of the interest rates and the addition of past-due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and show strong intent and ability to repay their obligations under the modified terms.

Non-performing restructured residential loans increased $384,000 to $11.3 million at December 31, 2013 compared with $10.9 million at September 30, 2013.  During the three months ended December 31, 2013 and 2012, the Company restructured $1.1 million and $1.4 million, respectively, of loans to troubled residential borrowers and returned $332,000 and $3.8 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the three months ended December 31, 2013 and 2012 were $402,000 and $327,000, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the three months ended December 31, 2013 and 2012 were charge-offs of $354,000 and $845,000, respectively, and cash receipts totaling $347,000 and $425,000, respectively.  At December 31, 2013, $11.3 million, or 62% of the total principal balance of restructured loans related to residential borrowers compared with $10.9 million, or 61% at September 30, 2013.  At December 31, 2013, 77% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 60% at September 30, 2013.

Non-performing restructured commercial loans remained relatively constant at $6.9 million at December 31, 2013 and September 30, 2013.  During the three months ended December 31, 2013 and 2012, the Company restructured approximately $273,000 and $1.0 million, respectively, of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  Reducing non-performing restructured commercial loans during the three months ended December 31, 2013 and 2012 were cash receipts totaling $247,000 and $171,000, respectively.

Real estate acquired in settlement of loans decreased $644,000 to $5.8 million at December 31, 2013 compared with $6.4 million at September 30, 2013 due to the sale of several residential properties.  In addition, the Company recorded $123,000 of additional write-downs related to four residential properties during the three months ended December 31, 2013 due to declines in their estimated values since their acquisition in prior periods.

Real estate foreclosure losses and expense was $127,000 for the three months ended December 31, 2013 compared with $1.2 million for the 2012 period.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The expense for the three months ended December 31, 2013 included $123,000 of additional write-downs related to four residential properties due to their declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the three months ended December 31, 2012 included $1.1 million of additional write-downs related to two commercial real estate properties due to declines in their estimated values since their acquisition in prior periods.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2013	2012
Balance, beginning of period	$18,306,114	$17,116,595
Provision charged to expense	200,000	2,065,000
Charge-offs:
Single-family residential real estate	1,267,366	2,300,423
Commercial	465,000	1,289,121
Consumer and installment	21,055	34,199
Total charge-offs	1,753,421	3,623,743
Recoveries:
Single-family residential real estate	264,945	144,849
Commercial	643,896	2,242,737
Consumer and installment	8,033	11,394
Total recoveries	916,874	2,398,980
Net charge-offs	836,547	1,224,763
Balance, end of period	$17,669,567	$17,956,832

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three months ended December 31, 2013 was $200,000 compared with $2.1 million for the same 2012 period.  The decreased provision for the 2013 period compared with the same period last year was generally the result of a lower level of net charge-offs and stabilizing asset quality.

Net charge-offs for the three months ended December 31, 2013 decreased to $837,000, or 0.33% of average loans on an annualized basis, compared with $1.2 million, or 0.50% of average loans on an annualized basis, for the same period in 2012.  Gross charge-offs decreased $1.9 million primarily as the result of a $1.0 million decrease in gross charge-offs on residential loans and a $824,000 million decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the decreased level of impaired residential loans combined with a recovering housing market.  Significant activity in commercial loan charge-offs for the three months ended December 31, 2013 included $465,000 related to a loan secured by commercial land in the St. Louis metropolitan area.  Significant activity in commercial loan charge-offs for the three months ended December 31, 2012 included $549,000 related to one large commercial borrower.

Reducing net charge-offs were recoveries totaling $917,000 and $2.4 million for the three months ended December 31, 2013 and 2012, respectively.  Recoveries for the three months ended December 31, 2013 included the collection of $440,000 of cash payments from a borrower related to one large commercial real estate loan that had been charged off in a previous period.  Recoveries for the three months ended December 31, 2012 included the collection of approximately $2.2 million of cash payments from borrowers related to two large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.73% at December 31, 2013 compared with 1.82% at September 30, 2013.  The ratio of the allowance for loan losses to non-performing loans was 56.72% at December 31, 2013 compared with 66.31% at September 30, 2013.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 90.27% at December 31, 2013 compared with 106.56% at September 30, 2013.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

Management believes that the amount maintained in the allowance is adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. While management believes it has established the allowance for loan losses in accordance with U.S. generally accepted accounting principles, the Bank’s regulators, in reviewing the Bank’s loan portfolio, may request the Bank to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses will adversely affect the Company’s financial condition and results of operations.

The following table summarizes the unpaid principal balances of impaired loans at December 31, 2013 and September 30, 2013.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	December 31, 2013				September 30, 2013
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential real estate:
First mortgage	$3,496,998	$3,178,422	$18,755,233	$25,430,653	$3,791,619	$2,925,301	$22,621,982	$29,338,902
Second mortgage	609,195	578,235	2,524,169	3,711,599	386,847	488,886	2,648,996	3,524,729
Home equity lines of credit	346,112	398,256	2,694,041	3,438,409	709,884	419,407	2,715,868	3,845,159
Total single-family residential real estate	4,452,305	4,154,913	23,973,443	32,580,661	4,888,350	3,833,594	27,986,846	36,708,790
Commercial:
Commercial and multi-family real estate	1,172,412	2,649,791	7,471,564	11,293,767	1,146,713	2,667,836	7,628,698	11,443,247
Land acquisition and development	3,429,495	42,222	—	3,471,717	—	42,644	—	42,644
Real estate construction and development	9,359	32,730	—	42,089	—	42,091	—	42,091
Commercial and industrial	467,981	801,610	1,507,593	2,777,184	367,856	805,341	1,459,460	2,632,657
Total commercial	5,079,247	3,526,353	8,979,157	17,584,757	1,514,569	3,557,912	9,088,158	14,160,639
Consumer and installment	—	23,367	110,028	133,395	16,487	27,988	111,912	156,387
Total	$9,531,552	$7,704,633	$33,062,628	$50,298,813	$6,419,406	$7,419,494	$37,186,916	$51,025,816

The total unpaid principal balance of impaired loans decreased $727,000 to $50.3 million at December 31, 2013 compared with $51.0 million at September 30, 2013 primarily as the result of a $4.1 million decrease in impaired residential real estate loans partially offset by a $3.4 million increase in impaired commercial loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $4.5 million at December 31, 2013 compared with $4.9 million at September 30, 2013.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note78 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $4.2 million at December 31, 2013 compared with $3.8 million at September 30, 2013.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $24.0 million at December 31, 2013 compared with $28.0 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at December 31, 2013 and September 30, 2013.  The decrease was primarily the result of $2.9 million of residential loans that were removed from impaired status during the quarter ended December 31, 2013 because of the borrowers’ favorable performance history combined with approximately $423,000 of payments received on impaired loans.

Commercial loans that were determined to be impaired and had related specific allowances totaled $5.1 million at December 31, 2013 compared with $1.5 million at September 30, 2013.  The increase was primarily the result of the classification as impaired as of December 31, 2013 of the $3.4 million loan secured by commercial land in the St. Louis metropolitan area that is discussed above.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $3.5 million at December 31, 2013 compared with $3.6 million at September 30, 2013.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $9.0 million at December 31, 2013 compared with $9.1 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted primarily from the overall decrease in past due commercial loans.

FINANCIAL CONDITION

Cash and cash equivalents increased to $105.1 million at December 31, 2013 from $86.3 million at September 30, 2013 primarily as the result of cash generated by the increase in the balance of deposits.  Federal funds sold and overnight interest-bearing deposit accounts increased to $89.9 million at December 31, 2013 compared with $69.5 million at September 30, 2013.

Debt and mortgage-backed securities available for sale decreased to $38.6 million at December 31, 2013 from $38.9 million at September 30, 2013.  Mortgage-backed securities held to maturity decreased to $3.8 million at December 31, 2013 from $4.3 million at September 30, 2013.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money totaled $114.5 million at December 31, 2013 compared with $113.5 million at September 30, 2013.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the Federal Home Loan Bank.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.4 million to $1.5 million at December 31, 2013 compared with $3.9 million at September 30, 2013 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2013.

Total stockholders’ equity increased to $116.9 million at December 31, 2013 from $116.1 million at September 30, 2013 primarily as the result of net income of $2.5 million partially offset by the payment of common stock dividends totaling $1.1 million and preferred stock dividends totaling $217,000.

LIQUIDITY RISK

Liquidity risk arises from the possibility that the Company might not be able to satisfy current or future financial commitments, or may become unduly reliant on more costly alternative funding sources.  The objective of liquidity risk management is to ensure that the cash flow requirements of the Bank’s depositors and borrowers, as well as the Company’s operating needs, are met.  The Asset/Liability Committee meets regularly to consider the operating cash needs of the organization.

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 8 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve. At December 31, 2013, borrowings from the FHLB totaled $74.0 million, had a weighted-average interest rate of 1.35%, a weighted average maturity of approximately 10 months and represented 6% of total assets.  At September 30, 2013, borrowings from the FHLB totaled $78.0 million, had a weighted-average interest rate of 1.30%, a weighted average maturity of approximately 11 months and represented 6% of total assets.  There were no borrowings from the Federal Reserve or brokered certificates of deposit from national brokers outstanding at December 31, 2013 or September 30, 2013.  These funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds in previous periods has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with deposits.  The increased flexibility has allowed the Company in past periods to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2013, the Bank had approximately $108.1 million in additional borrowing authority under the arrangement with the FHLB in addition to the $74.0 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2013, the Bank had approximately $135.6 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $168.5 million of commercial loans pledged as collateral under this agreement.

At December 31, 2013, the Bank had outstanding firm commitments to originate loans of $147.6 million and commitments to sell loans originated for sale of $97.2 million, all of which were on a “best-efforts” basis.  Certificates of deposit totaling $242.7 million, or 23.6% of total deposits, at December 31, 2013 were scheduled to mature in one year or less.  Based on historical experience, management believes the majority of maturing retail certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common and preferred shareholders and paying interest and principal on outstanding debt.  During the quarters ended December 31, 2013 and 2012, the Company paid cash dividends to its common and preferred shareholders totaling $1.3 million and $1.4 million, respectively, repaid no principal on long-term debt and paid interest on outstanding debt totaling $126,000 and $132,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OCC and the non-objection of the Federal Reserve Bank are required prior to any capital distribution.  To the extent that any such capital distributions are not approved by these regulators in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At December 31, 2013 and September 30, 2013, the Company had cash and cash equivalents totaling $76,000 and $511,000, respectively, and a demand loan extended to the Bank totaling $3.9 million and $3.5 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary source and use of cash in operations is to originate loans held for sale, which used $168.2 million in cash during the three months ended December 31, 2013 and provided proceeds of $181.1 million from loan sales compared with $384.7 million and $370.4 million, respectively, in the same 2012 period.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio increased $13.6 million for the three months ended December 31, 2013 compared with an increase of $15.4 million for the three months ended December 31, 2012.  Other significant uses of cash from investing activities for the three months ended December 31, 2013 included $20.0 million for the purchase of debt securities available for sale and $3.0 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the three months ended December 31, 2012 included $14.3 million for the purchase of debt securities available for sale and $4.5 million for the purchase of FHLB stock.  Sources of cash from investing activities for the three months ended December 31, 2013 included proceeds from maturities of debt securities available for sale totaling $20.2 million, proceeds from FHLB stock redemptions of $3.2 million, principal repayments on mortgage-backed securities totaling $533,000 and proceeds from the sale of real estate acquired in settlement of loans of $1.1 million.  Sources of cash from investing activities for the three months ended December 31, 2012 included proceeds from maturities of debt securities available for sale totaling $15.0 million, proceeds from FHLB stock redemptions of $4.7 million and proceeds from the sale of real estate acquired in settlement of loans of $4.2 million.

The Company’s primary sources of cash from financing activities for the three months ended December 31, 2013 included a $19.3 million increase in deposits and a $5.1 million increase in overnight retail repurchase agreements.  The primary sources of cash from financing activities for the three months ended December 31, 2012 was a $34.4 million increase in deposits and a $6.3 million increase in overnight retail repurchase agreements.  Primary uses of cash from financing activities for the three months ended December 31, 2013 included a $4.0 million decrease in FHLB advances, a $2.4 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $1.1 million and dividends paid on preferred stock of $217,000.  Primary uses of cash from financing activities for the three months ended December 31, 2012 included a $5.0 million decrease in FHLB advances, a $3.5 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $1.1 million and dividends paid on preferred stock of $318,000.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

	December 31, 2013
			Retail
	Certificates	FHLB	Repurchase	Subordinated
	of Deposit	Borrowings	Agreements	Debentures
	(In thousands)
Maturing in:
Three months or less	$80,487	$45,000	$40,543	$—
Over three months through six months	77,020	—	—	—
Over six months through twelve months	85,231	—	—	—
Over twelve months	106,431	29,000	—	19,589
Total	$349,169	$74,000	$40,543	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2013 are as follows:

Less than one year	$1,366,471
Over 1 year through 3 years	2,374,886
Over 3 years through 5 years	1,503,455
Over 5 years	910,608
Total	$6,155,420

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at December 31, 2013.

As of December 31, 2013, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2013 and September 30, 2013.

					To be Categorized as
					"Well Capitalized"
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Tangible capital (to total assets)	$128,933	10.00%	$19,338	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	141,620	14.03%	80,763	8.00%	$100,954	10.00%
Tier I risk-based capital (to risk- weighted assets)	128,933	12.77%	N/A	N/A	60,572	6.00%
Tier I leverage capital (to average assets)	128,933	10.00%	51,569	4.00%	64,461	5.00%

As of September 30, 2013:
Tangible capital (to total assets)	$127,757	10.05%	$19,064	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	140,336	14.03%	80,016	8.00%	$100,020	10.00%
Tier I risk-based capital (to risk- weighted assets)	127,757	12.77%	N/A	N/A	60,012	6.00%
Tier I leverage capital (to average assets)	127,757	10.05%	50,838	4.00%	63,547	5.00%

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

In addition, federal regulations, as currently applied to the Bank, impose limitations upon payment of capital distributions to the Company.  Under the regulations, the prior approval of the Bank’s primary regulator, the OCC, and the non-objection of the Federal Reserve Bank, are required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  To the extent that any such capital distributions are not approved by the regulatory agencies in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

For the three months ended December 31, 2013, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2013, the Company had issued $49.8 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2013 and 2012.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at December 31, 2013 and September 30, 2013 were $714,000 and $843,000, respectively.

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

During the quarter ended December 31, 2013, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013, and concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weakness described below.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management had previously identified the following material weakness in the Company’s internal control over financial reporting as of September 30, 2013 and determined that such material weakness had not been fully remediated as of December 31, 2013:

•                  The controls to verify (i) the legal adequacy and sufficiency of the commercial loan documentation and (ii) complete information with which to make the appropriate commercial loan underwriting decisions did not operate effectively and were not responsive to fraud risks.

•                  The monitoring controls intended to assess the operating effectiveness of controls over commercial loan administration identified certain commercial loan documentation deficiencies but did not result in adequate communication of the documentation control deficiencies to those parties responsible for taking or ensuring timely corrective action, as appropriate.

•                  As a result of these control deficiencies, there was inadequate communication of information that affected the commercial loan risk grading control, specifically impacting certain qualitative factors associated with the general reserve component of the allowance for loan losses.

During the quarter ended December 31, 2013, management began to implement changes to the Company’s internal control over financial reporting to address the material weakness.  Such changes include providing clearer designation and allocation of responsibilities within the Company’s loan underwriting and credit administration functions, implementing additional processes and documentation procedures, and providing additional training to loan underwriting and credit administration staff. When completed and tested, management anticipates that such changes will result in the remediation of the material weakness.

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

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2013.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2013 through October 31, 2013	6,086	$10.77	—	403,800
November 1, 2013 through November 30, 2013	1,690	$10.97	—	403,800
December 1, 2013 through December 31, 2013	3,332	$11.05	—	403,800
Total	11,108	$10.88	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended December 31, 2013.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	February 7, 2014	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 7, 2014	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer