Form 10-Q
period 2014-03-31
PULASKI FINANCIAL CORP
filed 2014-05-09
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, par value $.01 per share	11,399,074 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2014

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND SEPTEMBER 30, 2013

	March 31,	September 30,
	2014	2013
ASSETS
Cash and amounts due from depository institutions	$17,100,114	$16,829,435
Federal funds sold and overnight interest-bearing deposits	108,421,729	69,479,143
Total cash and cash equivalents	125,521,843	86,308,578
Debt and mortgage-backed securities available for sale, at fair value	10,064,981	38,916,833
Debt and mortgage-backed securities held to maturity, at amortized cost (fair value of $48,758,137 and $4,537,359 at March 31, 2014 and September 30, 2013, respectively)	48,643,735	4,294,096
Capital stock of Federal Home Loan Bank, at cost	6,231,800	4,777,400
Mortgage loans held for sale, at lower of cost or market	37,724,206	70,473,361
Loans receivable (net of allowance for loan losses of $16,829,103 and $18,306,114 at March 31, 2014 and September 30, 2013, respectively)	1,028,784,621	988,668,268
Real estate acquired in settlement of loans (net of allowance for losses of $1,402,941 and $1,837,800 at March 31, 2014 and September 30, 2013, respectively)	6,559,972	6,394,712
Premises and equipment, net	17,462,646	17,859,113
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,043,313	3,151,197
Bank-owned life insurance	33,203,182	32,747,251
Deferred tax assets	9,415,352	10,570,235
Prepaid expenses, accounts receivable and other assets	6,897,878	7,844,852

Total assets	$1,337,492,053	$1,275,944,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$1,031,965,154	$1,010,811,599
Borrowed money	165,632,096	113,482,909
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,819,370	3,864,859
Accrued interest payable	401,808	469,909
Other liabilities	10,072,874	11,668,078
Total liabilities	1,229,480,302	1,159,886,354

STOCKHOLDERS’ EQUITY :

Preferred stock - $0.01 par value per share, 1,000,000 shares authorized; 7,388 and 17,388 shares issued at March 31, 2014 and September 30, 2013, respectively; $1,000 per share liquidation value, net of discount	7,388,000	17,310,083
Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,271 shares issued at March 31, 2014 and September 30, 2013	130,823	130,823
Treasury stock - at cost (2,039,537 and 2,017,782 shares at March 31, 2014 and September 30, 2013, respectively)	(16,134,735)	(15,851,041)
Additional paid-in capital	58,590,889	58,402,572
Accumulated other comprehensive loss, net	(34,489)	(25,540)
Retained earnings	58,071,263	56,091,169
Total stockholders’ equity	108,011,751	116,058,066

Total liabilities and stockholders’ equity	$1,337,492,053	$1,275,944,420

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest and Dividend Income:
Loans receivable	$10,898,688	$11,644,480	$21,734,380	$23,583,029
Mortgage loans held for sale	364,561	1,413,160	931,612	2,981,774
Securities and other	111,396	118,616	206,734	224,243
Total interest and dividend income	11,374,645	13,176,256	22,872,726	26,789,046
Interest Expense:
Deposits	906,578	1,326,738	1,864,428	2,761,345
Borrowed money	284,180	235,367	523,492	474,377
Subordinated debentures	122,410	125,422	248,073	257,256
Total interest expense	1,313,168	1,687,527	2,635,993	3,492,978
Net interest income	10,061,477	11,488,729	20,236,733	23,296,068
Provision for loan losses	500,000	1,375,000	700,000	3,440,000
Net interest income after provision for loan losses	9,561,477	10,113,729	19,536,733	19,856,068
Non-Interest Income:
Mortgage revenues	506,464	3,148,369	1,539,849	6,136,143
Retail banking fees	987,875	993,711	2,033,795	2,147,192
Investment brokerage revenues	63,266	263,639	162,161	557,129
Bank-owned life insurance	230,453	221,436	455,932	453,304
Other	65,692	8,737	134,175	58,252
Total non-interest income	1,853,750	4,635,892	4,325,912	9,352,020
Non-Interest Expense:
Salaries and employee benefits	4,573,844	4,412,598	8,764,825	8,978,995
Occupancy, equipment and data processing expense	2,732,488	2,544,869	5,359,688	4,905,194
Advertising	126,428	111,406	305,797	230,600
Professional services	502,911	800,834	1,324,750	1,355,284
FDIC deposit insurance premium expense	263,493	276,078	524,459	710,170
Real estate foreclosure (recoveries) losses and expense, net	(412,176)	239,874	(285,207)	1,454,156
Postage, document delivery and office supplies expense	157,808	176,206	303,576	366,761
Other	292,836	543,852	640,136	962,750
Total non-interest expense	8,237,632	9,105,717	16,938,024	18,963,910
Income before income taxes	3,177,595	5,643,904	6,924,621	10,244,178
Income tax expense	1,074,428	1,991,730	2,318,638	3,464,275
Net income	$2,103,167	$3,652,174	$4,605,983	$6,779,903
Other comprehensive income:
Unrealized gain (loss) on debt and mortgage-backed securities available for sale	7,628	(35,652)	(14,433)	(30,789)
Income tax (benefit) expense	(2,899)	13,548	5,484	11,700
Net unrealized gain (loss)	4,729	(22,104)	(8,949)	(19,089)
Comprehensive income	$2,107,896	$3,630,070	$4,597,034	$6,760,814
Income available to common shares	$1,914,984	$3,246,407	$4,122,533	$5,968,678
Per Common Share Amounts:
Basic earnings per common share	$0.17	$0.30	$0.38	$0.55
Weighted average common shares outstanding - basic	10,969,484	10,916,522	10,959,019	10,865,523
Diluted earnings per common share	$0.17	$0.29	$0.36	$0.54
Weighted average common shares outstanding - diluted	11,357,212	11,136,801	11,349,010	11,101,194

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2014

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2013	$17,310,083	$130,823	$(15,851,041)	$58,402,572	$(25,540)	$56,091,168	$116,058,065
Net income	—	—	—	—	—	4,605,983	4,605,983
Other comprehensive loss	—	—	—	—	(8,949)	—	(8,949)
Common stock dividends ($0.19 per share)	—	—	—	—	—	(2,142,438)	(2,142,438)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(10,320)	—	—	(10,320)
Preferred stock dividends	—	—	—	—	—	(405,533)	(405,533)
Accretion of discount on preferred stock	77,917	—	—	—	—	(77,917)	—
Repurchase of preferred shares (10,000 shares)	(10,000,000)	—	—	—	—	—	(10,000,000)
Stock option and award expense	—	—	—	125,021	—	—	125,021
Common stock issued under employee compensation plans (34,345 shares)	—	—	169,939	(129,636)	—	—	40,303
Forfeiture of restricted common stock (43,452 shares)	—	—	(316,331)	316,331	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (12,648 shares)	—	—	(137,302)	—	—	—	(137,302)
Equity trust expense, net of forfeitures	—	—	—	(108,174)	—	—	(108,174)
Excess tax expense from stock-based compensation	—	—	—	(4,905)	—	—	(4,905)
BALANCE, MARCH 31, 2014	$7,388,000	$130,823	$(16,134,735)	$58,590,889	$(34,489)	$58,071,263	$108,011,751

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	6,779,903	6,779,903
Other comprehensive loss	—	—	—	—	(19,089)	—	(19,089)
Common stock dividends ($0.19 per share)	—	—	—	—	—	(2,160,986)	(2,160,986)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(11,710)	—	—	(11,710)
Preferred stock dividends	—	—	—	—	—	(635,450)	(635,450)
Accretion of discount on preferred stock	175,776	—	—	—	—	(175,776)	—
Stock options exercised (8,400 shares)	—	—	29,568	34,390	—	—	63,958
Stock option and award expense	—	—	—	754,613	—	—	754,613
Common stock issued under employee compensation plans (4,493 shares)	—	—	81,942	(39,943)	—	—	41,999
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (20,498 shares)	—	—	(397,865)	—	—	—	(397,865)
Distribution of equity trust shares, net (30,005 shares)	—	—	265,379	(265,379)	—	—	—
Equity trust expense, net of forfeitures	—	—	—	306,343	—	—	306,343
Tax cost from release of equity trust shares	—	—	—	12,045	—	—	12,045
BALANCE, MARCH 31, 2013	$25,152,015	$130,687	$(15,960,354)	$57,639,834	$2,386	$55,936,365	$122,900,933

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Six Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$4,605,983	$6,779,903
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,020,387	1,000,312
Net deferred loan costs	897,888	746,630
Debt and mortgage-backed securities premiums and discounts, net	73,475	206,689
Equity trust (benefit) expense	(108,174)	306,343
Stock option and award expense	125,021	754,613
Provision for loan losses	700,000	3,440,000
(Recovery of) provision for losses on real estate acquired in settlement of loans	(279,359)	1,203,626
Gains on sales of real estate acquired in settlement of loans	(51,754)	(301,464)
Originations of mortgage loans held for sale	(287,026,250)	(690,305,100)
Proceeds from sales of mortgage loans held for sale	317,689,849	723,548,814
Gain on sales of loans held for sale	(1,539,849)	(6,290,814)
Increase in cash value of bank-owned life insurance	(455,932)	(453,304)
Decrease in deferred tax asset	1,154,883	1,170,528
Common stock issued under employee compensation plan	40,303	41,999
Excess tax expense from stock-based compensation	4,905	—
Tax benefit for release of equity trust shares	—	(12,045)
(Decrease) increase in accrued expenses	(1,133,260)	129,871
Increase (decrease) in current income taxes payable	477,175	(1,934,998)
Changes in other assets and liabilities	48,218	2,986,721
Net adjustments	31,637,526	36,238,421
Net cash provided by operating activities	36,243,509	43,018,324

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	51,255,000	37,900,000
Principal payments on mortgage-backed securities	779,715	427,479
Redemption of Federal Home Loan Bank stock	5,065,600	8,139,000
Sales of real estate acquired in settlement of loans receivable	1,453,114	9,187,377
Purchases of:
Debt securities available for sale	(22,496,540)	(50,551,398)
Debt securities held to maturity	(45,123,871)	—
Federal Home Loan Bank stock	(6,520,000)	(7,115,500)
Premises and equipment	(623,920)	(539,907)
Net increase in loans receivable	(39,376,097)	(27,186,465)
Net cash used in investing activities	$(55,586,999)	$(29,739,414)

(Continued on next page.)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2014 AND 2013, CONTINUED

	Six Months Ended
	March 31,
	2014	2013
Cash Flows From Financing Activities:
Net increase in deposits	$21,153,555	$12,553,137
Net increase in overnight retail repurchase agreements	3,399,187	10,961,274
Proceeds from (repayment of) Federal Home Loan Bank advances, net	39,000,000	(23,000,000)
Proceeds from term loan	10,000,000	—
Payment on term loan	(250,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(2,045,489)	(2,890,759)
Proceeds from stock options excercised	—	63,958
Excess tax expense from stock-based compensation	(4,905)	—
Tax expense for release of equity trust shares	—	12,045
Repurchase of preferred shares, net	(10,000,000)	—
Dividends paid on common stock	(2,142,438)	(2,160,986)
Dividends paid on preferred stock	(405,533)	(635,450)
Commission on shares purchased for dividend reinvestment plan	(10,320)	(11,710)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(137,302)	(397,865)
Net cash provided by (used in) financing activities	58,556,755	(5,506,356)
Net increase in cash and cash equivalents	39,213,265	7,772,554
Cash and cash equivalents at beginning of period	86,308,578	62,334,922
Cash and cash equivalents at end of period	$125,521,843	$70,107,476

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$1,956,099	$2,855,383
Interest on borrowed money	500,331	473,288
Interest on subordinated debentures	247,482	255,631
Cash paid during the period for interest	2,703,912	3,584,302
Income taxes, net	686,000	4,205,000

Noncash Investing Activities:
Real estate acquired in settlement of loans receivable	1,287,261	5,349,554
Loans to facilitate the sale of real estate acquired in settlement of loans receivable	—	394,050

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2014 and September 30, 2013 and its results of operations for the three- and six-month periods ended March 31, 2014 and 2013.  The results of operations for the three- and six-month periods ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The determination of the allowance for loan losses and the liability for loans sold, and the valuation of the deferred tax assets are significant estimates reported within the consolidated financial statements.

Certain reclassifications have been made to the 2013 amounts to conform to the 2014 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying financial statements include the effects of any subsequent events that should be recognized in such financial statements as of March 31, 2014, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                      PREFERRED STOCK

On January 16, 2009, as part of the U.S. Department of Treasury’s Capital Purchase Program, the Company issued 32,538 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 per share liquidation preference (the “Preferred Stock”), and a warrant to purchase up to 778,421 shares of the Company’s common stock for a period of ten years at an exercise price of $6.27 per share (the “Warrant”) in exchange for $32.5 million in cash from the U.S. Department of Treasury.  The proceeds, net of issuance costs consisting primarily of legal fees, were allocated between the Preferred Stock and the Warrant on a pro rata basis, based upon the estimated fair values of the Preferred Stock and the Warrant.  As a result, $2.2 million of the proceeds were allocated to the Warrant, which increased additional paid-in capital from common stock.  The amount allocated to the Warrant was considered a discount on the

Preferred Stock and was amortized using the level yield method over a five-year period ending December 31, 2013 through a charge to retained earnings.  Such amortization did not reduce net income, but reduced income available for common shares.

The Preferred Stock paid cumulative dividends of 5% per year for the first five years and 9% per year subsequent to the first payment date after January 16, 2014.  Accordingly, the dividend rate increased to 9% on February 16, 2014.  The Company may, at its option, redeem the Preferred Stock at the liquidation preference plus accrued and unpaid dividends.

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

The Treasury Department sold all of the Preferred Stock to private investors in a dutch auction that was completed in July 2012.  On several dates subsequent to the Treasury’s auction, the Company repurchased from private investors an aggregate of $15.2 million in liquidation value of the Preferred Stock in exchange for $14.6 million in cash and repurchased the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.

In addition, on January 24, 2014, the Company repurchased from a private investor $10.0 million in liquidation value of the Preferred Stock using the proceeds from a term loan obtained from a commercial bank.  Following this repurchase, $7.3 million of the Preferred Stock remained outstanding.  Refer to Note 9, Borrowed Money, for a summary of the loan terms.

3.                      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The effect of potential dilutive securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$2,103,167	$3,652,174	$4,605,983	$6,779,903
Less:
Preferred stock dividends	(188,183)	(317,725)	(405,533)	(635,450)
Accretion of discount on preferred stock	—	(88,042)	(77,917)	(175,775)
Income available for common shares	$1,914,984	$3,246,407	$4,122,533	$5,968,678

Weighted average common shares outstanding - basic	10,969,484	10,916,522	10,959,019	10,865,523
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	208,109	179,027	210,952	194,740
Equivalent shares - employee stock options and awards	179,619	41,252	179,039	40,931
Weighted average common shares outstanding - diluted	11,357,212	11,136,801	11,349,010	11,101,194

Earnings per share:
Basic	$0.17	$0.30	$0.38	$0.55
Diluted	$0.17	$0.29	$0.36	$0.54

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

Options to purchase common shares totaling 397,215 and 436,311 were excluded from the computations of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, and 403,465 and 457,811 for the six months ended March 31, 2014 and 2013, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.                      STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At March 31, 2014, the Company had 576,911 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the six- month period ended March 31, 2014 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2013	269,530	$7.31
Granted	30,596	10.23
Vested	(39,184)	7.57
Forfeited	(43,452)	7.28
Nonvested at March 31, 2014	217,490	$7.69

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the six-month period ended March 31, 2014 is as follows:

		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2013	604,586	$11.26
Granted	—	—
Exercised	—	—
Expired	(1,875)	13.00
Forfeited	(19,751)	12.75
Outstanding at March 31, 2014	582,960	$11.20	$558,893	3.6
Exercisable at March 31, 2014	570,594	$11.27	$530,613	3.5

As of March 31, 2014, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $18,000 and $575,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 1.5 and 2.2 years, respectively.

There were no stock options granted during the six months ended March 31, 2014. The Company granted options to acquire 17,500 shares of its common stock during the six months ended March 31, 2013 at an average exercise price of $8.39.  The fair value of stock options granted during the six months ended March 31, 2013 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Excess shares held by the trust were used to fund participant contributions during the six months ended March 31, 2014.  As a result, the plan purchased no shares on behalf of the participants during the six months ended March 31, 2014. The plan purchased 10,100 shares on behalf of the participants at an average price of $9.90 during the six months ended March 31, 2013.  There were no vested shares distributed to participants during the six months ended March 31, 2014.  There were 30,005 vested shares distributed to participants during the six months ended March 31, 2013 with an aggregate market value at the time of distribution of $297,000.  At March 31, 2014, there were 354,123 shares in the plan with an aggregate carrying value of $3.2 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 205,547 shares that were not yet vested.

5.                      INCOME TAXES

Deferred tax assets totaled $9.4 million and $10.6 million at March 31, 2014 and September 30, 2013, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax assets at March 31, 2014 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At March 31, 2014, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of March 31, 2014, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                      DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of U.S. Treasury	$5,009,985	$953	$—	$5,010,938
Debt obligations of government-sponsored entities	40,106,420	—	(23,604)	40,082,816
Mortgage-backed securities:
Ginnie Mae	53,993	1,718	—	55,711
Fannie Mae	3,469,406	135,299	—	3,604,705
Total	48,639,804	137,970	(23,604)	48,754,170
Collateralized mortgage obligations:
Freddie Mac	3,931	36	—	3,967

Total held to maturity	$48,643,735	$138,006	$(23,604)	$48,758,137

Weighted average yield at end of period	0.40%

AVAILABLE FOR SALE:
Debt obligations of government-sponsored entities	$9,924,711	$—	$(60,412)	$9,864,299
Mortgage-backed securities:
Ginnie Mae	195,897	4,785	—	200,682
Total available for sale	$10,120,608	$4,785	$(60,412)	$10,064,981

Weighted average yield at end of period	0.53%

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$63,961	$2,250	$—	$66,211
Fannie Mae	4,225,929	240,972	—	4,466,901
Total	4,289,890	243,222	—	4,533,112
Collateralized mortgage obligations:
Freddie Mac	4,206	41	—	4,247

Total held to maturity	$4,294,096	$243,263	$—	$4,537,359

Weighted average yield at end of period	3.72%

AVAILABLE FOR SALE:
Debt obligations of U.S. Treasury	$9,038,947	$3,240	$—	$9,042,187
Debt obligations of government-sponsored entities	29,698,954	5,059	(55,302)	29,648,711
Mortgage-backed securities:
Ginnie Mae	220,126	5,809	—	225,935
Total available for sale	$38,958,027	$14,108	$(55,302)	$38,916,833

Weighted average yield at end of period	0.32%

As of March 31, 2014, the Company had no mortgage-backed securities available for sale or held to maturity and no debt securities held to maturity that were in a continuous loss position for twelve months or more.  The following summary displays the length of time debt securities available for sale were in a continuous unrealized loss position as of March 31, 2014.  Based on the existing facts and circumstances, the Company determined that no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	Length of Time in Continuous Unrealized Loss Position at March 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Debt obligations of government-sponsored entities	$9,766,840	$57,871	$97,459	$2,541	$9,864,299	$60,412

Percent of total	99.0%	95.8%	1.0%	4.2%	100.0%	100.0%

As of September 30, 2013, the Company had no debt or mortgage-backed securities held to maturity or available for sale that were in a continuous loss position for 12 months or more.

Certain debt and mortgage-backed securities available for sale and held to maturity with aggregate carrying values totaling approximately $39.0 million and $42.7 million at March 31, 2014 and September 30, 2013, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements and for other purposes as required by law.

7.                      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31,	September 30,
	2014	2013
Single-family residential real estate:
First mortgage	$218,977,700	$212,357,311
Second mortgage	41,695,861	43,208,366
Home equity lines of credit	101,276,197	110,905,455
Total single-family residential real estate	361,949,758	366,471,132
Commercial:
Commercial and multi-family real estate	377,991,896	348,002,617
Land acquisition and development	41,041,502	40,430,063
Real estate construction and development	44,327,346	20,548,621
Commercial and industrial	215,928,138	226,828,695
Total commercial	679,288,882	635,809,996
Consumer and installment	2,553,862	2,761,104
	1,043,792,502	1,005,042,232
Add (less):
Deferred loan costs	3,364,142	3,188,386
Loans in process	(1,542,920)	(1,256,236)
Allowance for loan losses	(16,829,103)	(18,306,114)
Total	$1,028,784,621	$988,668,268

Weighted average interest rate at end of period	4.32%	4.45%

Ratio of allowance to total outstanding loans	1.61%	1.82%

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

The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Such loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage loan has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage loan on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans, but only up to 80% of the collateral values and on a limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the adverse economic environment that existed over the past several years.  Since substantially all home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At March 31, 2014, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when home equity lines of credit at March 31, 2014 are scheduled to convert to a fully-amortizing basis:

Principal Balance At March 31, 2014
(In thousands)
Period ended March 31,
2014	$9,211
2015	12,198
2016	18,483
2017	23,441
2018	30,950
2019	6,287
Thereafter	706
Total	$101,276

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and greater-than-four family apartment buildings.  Land acquisition and development loans are made to borrowers to fund infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intent that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

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

The following table summarizes the activity in the allowance for loan losses for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance, beginning of period	$17,669,567	$17,956,832	$18,306,114	$17,116,595
Provision charged to expense	500,000	1,375,000	700,000	3,440,000
Charge-offs:
Single-family residential real estate:
First mortgage	257,631	366,231	974,756	1,602,051
Second mortgage	172,698	516,860	368,873	867,706
Home equity lines of credit	658,298	635,491	1,012,364	1,349,249
Total single-family residential real estate	1,088,627	1,518,582	2,355,993	3,819,006
Commercial loans:
Commercial and multi-family real estate	—	41,600	—	564,315
Land acquisition and development	562,207	—	1,027,207	23,044
Real estate construction and development	—	—	—	259,743
Commercial and industrial	995	—	995	483,620
Total commercial	563,202	41,600	1,028,202	1,330,722
Consumer and installment	32,733	24,912	53,788	59,110
Total charge-offs	1,684,562	1,585,094	3,437,983	5,208,838
Recoveries:
Single-family residential real estate:
First mortgage	133,517	3,850	192,086	28,484
Second mortgage	10,836	74,844	58,010	109,182
Home equity lines of credit	70,828	71,262	230,030	157,138
Total single-family residential real estate	215,181	149,956	480,126	294,804
Commercial loans:
Commercial and multi-family real estate	106,909	67,177	292,845	1,108,769
Land acquisition and development	200	—	600	16,660
Real estate construction and development	—	627,592	60	1,797,077
Commercial and industrial	13,400	10,147	470,900	25,147
Total commercial	120,509	704,916	764,405	2,947,653
Consumer and installment	8,408	6,158	16,441	17,554
Total recoveries	344,098	861,030	1,260,972	3,260,011
Net charge-offs	1,340,464	724,064	2,177,011	1,948,827
Balance, end of period	$16,829,103	$18,607,768	$16,829,103	$18,607,768

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three and six months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$8,972,696	$8,529,655	$23,518	$143,698	$17,669,567
Provision charged (credited) to expense	182,929	267,288	19,555	30,228	500,000
Charge-offs	(1,088,627)	(563,202)	(32,733)	—	(1,684,562)
Recoveries	215,181	120,509	8,408	—	344,098
Balance, end of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103

	Three Months Ended March 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,322,240	$8,468,320	$26,082	$140,190	$17,956,832
Provision charged (credited) to expense	1,467,043	(111,142)	16,736	2,363	1,375,000
Charge-offs	(1,518,583)	(41,601)	(24,911)	—	(1,585,095)
Recoveries	149,955	704,916	6,160	—	861,031
Balance, end of period	$9,420,655	$9,020,493	$24,067	$142,553	$18,607,768

	Six Months Ended March 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114
Provision charged (credited) to expense	184,333	507,121	31,148	(22,602)	700,000
Charge-offs	(2,355,993)	(1,028,202)	(53,788)	—	(3,437,983)
Recoveries	480,126	764,405	16,441	—	1,260,972
Balance, end of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103

	Six Months Ended March 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	3,596,746	(229,741)	37,351	35,644	3,440,000
Charge-offs	(3,819,006)	(1,330,722)	(59,110)	—	(5,208,838)
Recoveries	294,804	2,947,653	17,554	—	3,260,011
Balance, end of period	$9,420,655	$9,020,493	$24,067	$142,553	$18,607,768

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of March 31, 2014 and September 30, 2013, respectively.

	March 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,384,163	$448,222	$—	$—	$1,832,385
Loans collectively evaluated for impairment	6,898,016	7,906,028	18,748	173,926	14,996,718
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103

Recorded investment in loans receivable at end of period:
Total loans receivable	$363,311,775	$679,746,441	$2,555,508		$1,045,613,724
Loans receivable individually evaluated for impairment	18,613,761	11,660,038	113,799		30,387,598
Loans receivable collectively evaluated for impairment	344,698,014	668,086,403	2,441,709		1,015,226,126
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,852,701	$536,529	$16,487	$—	$2,405,717
Loans collectively evaluated for impairment	8,121,012	7,574,397	8,460	196,528	15,900,397
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114

Recorded investment in loans receivable at end of period:
Total loans receivable	$368,073,208	$636,138,165	$2,763,009		$1,006,974,382
Loans receivable individually evaluated for impairment	18,902,744	8,758,681	106,724		27,768,149
Loans receivable collectively evaluated for impairment	349,170,464	627,379,484	2,656,285		979,206,233
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of March 31, 2014 and September 30, 2013.  The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	March 31, 2014		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$11,669,746	$11,709,765	$9,752,803	$9,812,044
Troubled debt restructurings current under restructured terms	10,945,504	11,006,455	11,305,093	11,371,198
Troubled debt restructurings past due under restructured terms	7,627,650	7,671,378	6,549,904	6,584,907
Total non-performing loans	30,242,900	30,387,598	27,607,800	27,768,149
Troubled debt restructurings returned to accrual status	18,494,858	18,573,437	23,418,016	23,528,528
Total impaired loans	$48,737,758	$48,961,035	$51,025,816	$51,296,677

(1) All non-performing loans at March 31, 2014 and September 30, 2013 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 10, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at March 31, 2014 and September 30, 2013 by the impairment method used.

	March 31,	September 30,
	2014	2013
	(In thousands)
Fair value of collateral method	$36,691	$39,691
Present value of cash flows method	12,047	11,335
Total impaired loans	$48,738	$51,026

Loans considered for individual impairment analysis include loans that are past due, loans that have been placed on non-accrual status, troubled debt restructurings, loans with internally assigned credit risk ratings that indicate an elevated level of risk, and loans that management has knowledge of or concerns about the borrower’s ability to pay under the contractual terms of the note.  Residential and consumer loans to be evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, and discussions with the Bank’s loan collectors.  Commercial loans evaluated for impairment are generally identified through a review of loan delinquency reports, internally-developed risk classification reports, discussions with loan officers, discussions with borrowers, periodic individual loan reviews and local media reports indicating problems with a particular project or borrower.  Commercial loans are individually reviewed and assigned a credit risk rating periodically by the internal loan committee.  See discussion of credit quality below.

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of March 31, 2014 and September 30, 2013.  The recorded investments have been reduced by all partial charge-offs.

	March 31, 2014
	Loans with Partial Charges-off Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$5,231,062	$2,015,402	$3,215,660	$17,941,674	$21,157,334	$21,302,943	$—
Second mortgage	1,010,811	572,124	438,687	2,375,116	2,813,803	2,828,814	—
Home equity lines of credit	940,545	434,402	506,143	2,491,827	2,997,970	2,997,970	—
Total single-family residential real estate	7,182,418	3,021,928	4,160,490	22,808,617	26,969,107	27,129,727	—
Commercial:
Commercial and multi-family real estate	3,563,114	947,668	2,615,446	7,425,132	10,040,578	10,061,354	—
Land acquisition and development	4,011,041	1,042,085	2,968,956	—	2,968,956	2,969,961	—
Real estate construction and development	302,682	259,743	42,939	—	42,939	39,286	—
Commercial and industrial	1,864,780	1,434,034	430,746	2,058,105	2,488,851	2,498,986	—
Total commercial	9,741,617	3,683,530	6,058,087	9,483,237	15,541,324	15,569,587	—
Consumer and installment	114,897	93,842	21,055	140,830	161,885	162,419	—
Total	17,038,932	6,799,300	10,239,632	32,432,684	42,672,316	42,861,733	—

With an allowance recorded:
Single-family residential real estate:
First mortgage	44,559	4,667	39,892	3,479,630	3,519,522	3,548,857	770,069
Second mortgage	—	—	—	641,080	641,080	645,261	223,067
Home equity lines of credit	—	—	—	476,377	476,377	476,377	391,027
Total single-family residential real estate	44,559	4,667	39,892	4,597,087	4,636,979	4,670,495	1,384,163
Commercial:
Commercial and multi-family real estate	1,269,974	141,660	1,128,314	30,680	1,158,994	1,159,270	339,994
Commercial and industrial	—	—	—	269,469	269,469	269,537	108,228
Total commercial	1,269,974	141,660	1,128,314	300,149	1,428,463	1,428,807	448,222
Total	1,314,533	146,327	1,168,206	4,897,236	6,065,442	6,099,302	1,832,385

Total:
Single-family residential real estate:
First mortgage	5,275,621	2,020,069	3,255,552	21,421,304	24,676,856	24,851,800	770,069
Second mortgage	1,010,811	572,124	438,687	3,016,196	3,454,883	3,474,075	223,067
Home equity lines of credit	940,545	434,402	506,143	2,968,204	3,474,347	3,474,347	391,027
Total single-family residential real estate	7,226,977	3,026,595	4,200,382	27,405,704	31,606,086	31,800,222	1,384,163
Commercial:
Commercial and multi-family real estate	4,833,088	1,089,328	3,743,760	7,455,812	11,199,572	11,220,624	339,994
Land acquisition and development	4,011,041	1,042,085	2,968,956	—	2,968,956	2,969,961	—
Real estate construction and development	302,682	259,743	42,939	—	42,939	39,286	—
Commercial and industrial	1,864,780	1,434,034	430,746	2,327,574	2,758,320	2,768,523	108,228
Total commercial	11,011,591	3,825,190	7,186,401	9,783,386	16,969,787	16,998,394	448,222
Consumer and installment	114,897	93,842	21,055	140,830	161,885	162,419	—
Total	$18,353,465	$6,945,627	$11,407,838	$37,329,920	$48,737,758	$48,961,035	$1,832,385

	September 30, 2013
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$4,817,704	$1,892,403	$2,925,301	$22,621,982	$25,547,283	$25,712,587	$—
Second mortgage	961,909	473,023	488,886	2,648,996	3,137,882	3,154,434	—
Home equity lines of credit	709,439	290,032	419,407	2,715,868	3,135,275	3,135,274	—
Total single-family residential real estate	6,489,052	2,655,458	3,833,594	27,986,846	31,820,440	32,002,295	—
Commercial:
Commercial and multi-family real estate	3,827,364	1,159,528	2,667,836	7,628,698	10,296,534	10,343,639	—
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,459,460	2,264,801	2,275,433	—
Total commercial	6,426,096	2,868,184	3,557,912	9,088,158	12,646,070	12,701,217	—
Consumer and installment	121,830	93,842	27,988	111,912	139,900	140,480	—
Total	13,036,978	5,617,484	7,419,494	37,186,916	44,606,410	44,843,992	—

With an allowance recorded:
Single-family residential real estate:
First mortgage	286,226	68,947	217,279	3,574,340	3,791,619	3,823,190	1,068,205
Second mortgage	—	—	—	386,847	386,847	388,532	255,196
Home equity lines of credit	278,663	34,664	243,999	465,885	709,884	709,884	529,300
Total single-family residential real estate	564,889	103,611	461,278	4,427,072	4,888,350	4,921,606	1,852,701
Commercial:
Commercial and multi-family real estate	1,251,458	141,660	1,109,798	36,915	1,146,713	1,146,988	351,047
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	367,856	367,856	367,605	185,482
Total commercial	1,251,458	141,660	1,109,798	404,771	1,514,569	1,514,593	536,529
Consumer and installment	—	—	—	16,487	16,487	16,486	16,487
Total	1,816,347	245,271	1,571,076	4,848,330	6,419,406	6,452,685	2,405,717

Total:
Single-family residential real estate:
First mortgage	5,103,930	1,961,350	3,142,580	26,196,322	29,338,902	29,535,777	1,068,205
Second mortgage	961,909	473,023	488,886	3,035,843	3,524,729	3,542,966	255,196
Home equity lines of credit	988,102	324,696	663,406	3,181,753	3,845,159	3,845,158	529,300
Total single-family residential real estate	7,053,941	2,759,069	4,294,872	32,413,918	36,708,790	36,923,901	1,852,701
Commercial:
Commercial and multi-family real estate	5,078,822	1,301,188	3,777,634	7,665,613	11,443,247	11,490,627	351,047
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,827,316	2,632,657	2,643,038	185,482
Total commercial	7,677,554	3,009,844	4,667,710	9,492,929	14,160,639	14,215,810	536,529
Consumer and installment	121,830	93,842	27,988	128,399	156,387	156,966	16,487
Total	$14,853,325	$5,862,755	$8,990,570	$42,035,246	$51,025,816	$51,296,677	$2,405,717

During the three months ended March 31, 2014 and 2013, charge-offs of non-performing and impaired loans totaled $1.7 million and $1.6 million, respectively, including partial charge-offs of $942,000 and $269,000, respectively.  During the six months ended March 31, 2014 and 2013, charge-offs of impaired loans totaled $3.4 million and $5.2 million, respectively, including partial charge-offs of $2.1 million and $2.7 million, respectively.  At March 31, 2014 and September 30, 2013, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $11.4 million and $9.0 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three and six months ended March 31, 2014 and 2013.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended				Six Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$21,690,365	$132,575	$30,988,757	$385,724	$23,031,106	$215,288	$30,894,818	$609,120
Second mortgage	2,973,580	22,891	3,522,749	53,832	3,033,865	41,591	3,628,529	81,642
Home equity lines of credit	3,045,133	4,544	4,130,603	18,012	3,075,180	30,335	3,899,141	18,012
Total single-family residential real estate	27,709,078	160,010	38,642,109	457,568	29,140,151	287,214	38,422,488	708,774
Commercial:
Commercial and multi-family real estate	10,113,876	79,967	12,845,241	—	10,190,464	146,853	13,941,202	96,378
Land acquisition and development	1,506,604	—	73,898	—	1,018,971	—	62,268	—
Real estate construction and development	34,819	—	62,700	—	36,026	—	171,389	—
Commercial and industrial	2,409,416	—	4,856,996	41,020	2,364,755	878	5,141,433	43,535
Total commercial	14,064,715	79,967	17,838,835	41,020	13,610,216	147,731	19,316,292	139,913
Consumer and installment	148,181	—	159,241	263	145,613	—	175,700	297
Total	41,921,974	239,977	56,640,185	498,851	42,895,980	434,945	57,914,480	848,984

With an allowance recorded:
Single-family residential real estate:
First mortgage	3,535,589	—	2,860,839	—	3,631,456	528	3,218,117	—
Second mortgage	629,240	—	175,771	—	549,004	—	248,508	—
Home equity lines of credit	411,245	—	188,089	—	510,791	—	236,271	—
Total single-family residential real estate	4,576,074	—	3,224,699	—	4,691,251	528	3,702,896	—
Commercial:
Commercial and multi-family real estate	1,165,979	—	605,747	—	1,159,648	—	403,831	—
Land acquisition and development	1,714,748	—	—	—	1,143,165	—	—	—
Real estate construction and development	4,044	—	—	—	2,696	—	—	—
Commercial and industrial	368,853	—	259,504	—	368,439	—	173,002	—
Total commercial	3,253,624	—	865,251	—	2,673,948	—	576,833	—
Consumer and installment	—	—	1,702	—	5,495	—	1,134	—
Total	7,829,698	—	4,091,652	—	7,370,694	528	4,280,863	—

Total:
Single-family residential real estate:
First mortgage	25,225,954	132,575	33,849,596	385,724	26,662,562	215,816	34,112,935	609,120
Second mortgage	3,602,820	22,891	3,698,520	53,832	3,582,869	41,591	3,877,037	81,642
Home equity lines of credit	3,456,378	4,544	4,318,692	18,012	3,585,971	30,335	4,135,412	18,012
Total single-family residential real estate	32,285,152	160,010	41,866,808	457,568	33,831,402	287,742	42,125,384	708,774
Commercial:
Commercial and multi-family real estate	11,279,855	79,967	13,450,988	—	11,350,112	146,853	14,345,033	96,378
Land acquisition and development	3,221,352	—	73,898	—	2,162,136	—	62,268	—
Real estate construction and development	38,863	—	62,700	—	38,722	—	171,389	—
Commercial and industrial	2,778,269	—	5,116,500	41,020	2,733,194	878	5,314,435	43,535
Total commercial	17,318,339	79,967	18,704,086	41,020	16,284,164	147,731	19,893,125	139,913
Consumer and installment	148,181	—	160,943	263	151,108	—	176,834	297
Total	49,751,672	239,977	60,731,837	498,851	50,266,674	435,473	62,195,343	848,984

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at March 31, 2014 and September 30, 2013.  The summary does not include $13.4 million of commercial loans at March 31, 2014 that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	March 31, 2014
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$2,718,499	$598,330	$3,012,963	$6,329,792	$213,407,316	$219,737,108	$—	$13,885,361
Second mortgage	175,486	136,456	1,374,514	1,686,456	40,137,691	41,824,147	1,142,980	1,789,292
Home equity lines of credit	1,856,895	364,693	657,859	2,879,447	98,871,073	101,750,520	—	2,939,108
Total single-family residential real estate	4,750,880	1,099,479	5,045,336	10,895,695	352,416,080	363,311,775	1,142,980	18,613,761
Commercial:
Commercial and multi-family real estate	325,493	1,128,315	3,116,154	4,569,962	373,502,138	378,072,100	—	5,882,267
Land acquisition and development	40,956	—	2,927,999	2,968,955	38,136,501	41,105,456	—	2,969,962
Real estate construction and development	—	—	—	—	44,264,678	44,264,678	—	39,287
Commercial and industrial	—	—	769,093	769,093	215,535,114	216,304,207	—	2,768,522
Total commercial	366,449	1,128,315	6,813,246	8,308,010	671,438,431	679,746,441	—	11,660,038
Consumer and installment	348	89,686	34,836	124,870	2,430,638	2,555,508	—	113,799
Total	$5,117,677	$2,317,480	$11,893,418	$19,328,575	$1,026,285,149	$1,045,613,724	$1,142,980	$30,387,598

	September 30, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$2,661,510	$1,033,315	$4,618,113	$8,312,938	$204,993,105	$213,306,043	$—	$14,593,039
Second mortgage	172,686	44,601	366,645	583,932	42,743,577	43,327,509	—	1,510,637
Home equity lines of credit	1,301,620	706,112	1,210,541	3,218,273	108,221,383	111,439,656	—	2,799,067
Total single-family residential real estate	4,135,816	1,784,028	6,195,299	12,115,143	355,958,065	368,073,208	—	18,902,743
Commercial:
Commercial and multi-family real estate	—	278,163	3,108,453	3,386,616	344,732,193	348,118,809	—	6,039,604
Land acquisition and development	—	—	4,278,495	4,278,495	36,234,753	40,513,248	4,278,495	43,706
Real estate construction and development	18,957	—	—	18,957	20,506,816	20,525,773	—	38,439
Commercial and industrial	24,175	3,509	450,925	478,609	226,501,726	226,980,335	—	2,636,932
Total commercial	43,132	281,672	7,837,873	8,162,677	627,975,488	636,138,165	4,278,495	8,758,681
Consumer and installment	555	3,163	16,987	20,705	2,742,304	2,763,009	—	106,725
Total	$4,179,503	$2,068,863	$14,050,159	$20,298,525	$986,675,857	$1,006,974,382	$4,278,495	$27,768,149

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower-specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances that impact the valuation are changing.

The following is a summary of the recorded investment of loan risk ratings by class at March 31, 2014 and September 30, 2013:

	March 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential real estate:
First mortgage	$204,492,750	$133,122	$9,538,398	$5,572,838	$—
Second mortgage	39,974,967	59,888	1,358,316	430,976	—
Home equity lines of credit	98,778,265	—	1,611,944	1,360,311	—
Total single-family residential real estate	343,245,982	193,010	12,508,658	7,364,125	—
Commercial:
Commercial and multi-family real estate	362,296,102	6,268,333	9,507,665	—	—
Land acquisition and development	25,423,986	6,782,371	8,899,099	—	—
Real estate construction and development	43,919,887	—	305,504	39,287	—
Commercial and industrial	211,044,967	2,403,510	2,855,730	—	—
Total commercial	642,684,942	15,454,214	21,567,998	39,287	—
Consumer and installment	2,441,709	—	—	113,799	—
Total	988,372,633	15,647,224	34,076,656	7,517,211	—
Less related specific allowance	—	—	(848,016)	(984,369)	—
Total net of allowance	$988,372,633	$15,647,224	$33,228,640	$6,532,842	$—

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family resdential real estate:
First mortgage	$197,061,832	$269,891	$10,833,561	$5,140,759	$—
Second mortgage	41,767,041	49,831	1,101,032	409,605	—
Home equity lines of credit	108,494,113	—	1,371,395	1,574,148	—
Total single-family residential real estate	347,322,986	319,722	13,305,988	7,124,512	—
Commercial:
Commercial and multi-family real estate	324,959,886	6,939,560	16,159,063	60,300	—
Land acquisition and development	27,675,231	6,954,392	5,883,625	—	—
Real estate construction and development	20,487,334	—	38,439	—	—
Commercial and industrial	218,776,888	4,936,156	3,267,291	—	—
Total commercial	591,899,339	18,830,108	25,348,418	60,300	—
Consumer and installment	2,656,284	—	—	106,725	—
Total	941,878,609	19,149,830	38,654,406	7,291,537	—
Less related specific allowance	—	—	(1,058,007)	(1,347,710)	—
Total net of allowance	$941,878,609	$19,149,830	$37,596,399	$5,943,827	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of March 31, 2014 and September 30, 2013.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	March 31, 2014		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$10,945,504	$11,006,455	$11,305,093	$11,371,198
Past due under restructured terms	7,627,650	7,671,378	6,549,904	6,584,907
Total non-performing	18,573,154	18,677,833	17,854,997	17,956,105
Returned to accrual status	18,494,858	18,573,437	23,418,016	23,528,528
Total troubled debt restructurings	$37,068,012	$37,251,270	$41,273,013	$41,484,633

(1) All non-performing loans at March 31, 2014 and September 30, 2013 were classified as non-accrual.

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

Loans that were restructured within the three and six months ended March 31, 2014 and 2013, and loans that were restructured during the preceding twelve months and defaulted during the three and six months ended March 31, 2014 and 2013 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Residential mortgage loans	$862,454	$319,164	$585,084	$164,362
Commercial loans	488,186	2,076,780	—	—
Consumer loans	—	—	—	—
Total	$1,350,640	$2,395,944	$585,084	$164,362

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Six Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Residential mortgage loans	$1,997,959	$942,711	$881,422	$2,270,873
Commercial loans	761,405	3,087,101	—	89,296
Consumer loans	—	1,341	—	—
Total	$2,759,364	$4,031,153	$881,422	$2,360,169

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at March 31, 2014 and September 30, 2013 was $2,000 and $175,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $1.2 million for the six months ended March 31, 2014 compared with $1.5 million for the six months ended March 31, 2013.  The actual amount of interest income recognized under the restructured terms totaled $497,000 for the six months ended March 31, 2014 compared with $543,000 for the six months ended March 31, 2013.  Provisions for losses related to restructured loans totaled $165,000 and $285,000 during the three and six months ended March 31, 2014 compared with $498,000 and $1.3 million during the same periods last year. Specific loan loss allowances related to troubled debt restructurings at March 31, 2014 and September 30, 2013 were $1.2 million and $1.3 million, respectively.

8.                      DEPOSITS

Deposits at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31, 2014		September 30, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$182,788,343	—	$168,031,839	—
Interest-bearing checking	258,552,811	0.10%	237,362,430	0.10%
Savings accounts	42,253,379	0.13%	39,845,424	0.13%
Money market	211,045,313	0.29%	206,926,830	0.26%
Total demand deposits	694,639,846	0.13%	652,166,523	0.13%

Certificates of deposit:
Traditional	289,586,697	0.72%	313,216,661	0.84%
CDARS	47,738,611	0.25%	45,428,415	0.28%
Total certificates of deposit	337,325,308	0.66%	358,645,076	0.77%

Total deposits	$1,031,965,154	0.30%	$1,010,811,599	0.35%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  There were no certificates of deposit obtained through national brokers at March 31, 2014 or September 30, 2013.

9.                      BORROWED MONEY

Borrowed money at March 31, 2014 and September 30, 2013 is summarized as follows:

	March 31, 2014		September 30, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate
FHLB advances maturing within the period ending September 30:
2013	$—	—	$49,000,000	0.24%
2014	88,000,000	0.26%	—	—
2015	25,000,000	2.70%	25,000,000	2.70%
Thereafter	4,000,000	5.48%	4,000,000	5.48%
Total FHLB advances	117,000,000	0.96%	78,000,000	1.30%

Retail repurchase agreements	38,882,096	0.10%	35,482,909	0.10%
Term loan	9,750,000	2.66%	—	—%
Total borrowed money	$165,632,096	0.86%	$113,482,909	0.93%

The Bank offers a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Bank and its customers.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At March 31, 2014 and September 30, 2013, the Bank had $39.0 million and $42.7 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term loan.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Company’s Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the three months ended March 31, 2014.  The rate of interest on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and begin on March 31, 2014 and end on January 17, 2021.  Shares of the Bank held by the Company were pledged as collateral to secure the loans.

The loan agreement requires the Company to adhere to certain convenants while the borrowings are outstanding, including that the Company will:  (1) require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8%; (2) maintain consolidated net income in an amount equal to or greater than the sum of (a) the total amount of principal installments required to be paid under the term loan plus (b) the total amount of cash distributions paid to its common shareholders; and (3) cause the Bank to maintain a ratio of adversely classified assets to Tier 1 capital plus loan loss reserves of not more than 50%.  Failure to comply with these covenants will result in any outstanding principal balances and all accrued and unpaid interest becoming immediately due and payable.

The Bank has the ability to borrow funds from the Federal Home Loan Bank equal to 35% of the Bank’s total assets under a blanket agreement that assigns all investments in Federal Home Loan Bank stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed.  In addition to the $117.0 million in advances outstanding at March 31, 2014, the Bank had approximately $64.0 million in additional borrowing capacity available to it under this arrangement.  The assets underlying the Federal Home Loan Bank borrowings are under the Bank’s physical control.

The Bank has the ability to borrow funds from the Federal Reserve under an agreement that assigns certain qualifying loans as collateral to secure the amounts borrowed.  At March 31, 2014, $159.3 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.  As of March 31, 2014, the Bank had no borrowings outstanding from the Federal Reserve and had approximately $127.5 million in additional borrowing capacity available to it under this arrangement.

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the six months ended March 31, 2014 and 2013, charge-offs to the allowance for loan losses at the time of foreclosure totaled $360,000 and $327,000, respectively, which represented 22% and 6% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2013 or the six months ended March 31, 2014.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2014 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2014
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$10,065	$—	$10,065	$—
Interest-rate swap	598	—	598	—
Total assets	$10,663	$—	$10,663	$—
Liabilities:
Interest-rate swap	$598	$—	$598	$—
Total liabilities	$598	$—	$598	$—

	Carrying Value at September 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$38,917	$—	$38,917	$—
Interest-rate swap	843	—	843	—
Total assets	$39,760	$—	$39,760	$—
Liabilities:
Interest-rate swap	$843	$—	$843	$—
Total liabilities	$843	$—	$843	$—

Assets that were recorded at fair value on a non-recurring basis at March 31, 2014 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

					Total Losses (Gains)
					Recognized in
	Carrying Value at March 31, 2014				Six Months
		Fair Value Measurements Using			Ended March
	Total	Level 1	Level 2	Level 3	31, 2014
	(In thousands)
Assets:
Impaired loans, net	4,233	—	—	4,233	2,400
Real estate acquired in settlement of loans	6,560	—	—	6,560	(185)
Total assets	$10,793	$—	$—	$10,793	$2,215

					Total Losses
					Recognized in
	Carrying Value at September 30, 2013				Six Months
		Fair Value Measurements Using			Ended March
	Total	Level 1	Level 2	Level 3	31, 2013
	(In thousands)
Assets:
Impaired loans, net	$4,014	$—	$—	$4,014	$5,054
Real estate acquired in settlement of loans	6,395	—	—	6,395	1,667
Total assets	$10,409	$—	$—	$10,409	$6,721

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the six months ended March 31, 2014 or 2013.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and September 30, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2014 and September 30, 2013 are summarized as follows:

	Level in	March 31, 2014		September 30, 2013
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$125,522	$125,522	$86,309	$86,309
Debt and mortgage-backed securities - AFS	Level 2	10,065	10,065	38,917	38,917
Capital stock of FHLB	Level 2	6,232	6,232	4,777	4,777
Debt and mortgage-backed securities - HTM	Level 2	48,644	48,758	4,294	4,537
Mortgage loans held for sale	Level 2	37,724	38,814	70,473	72,481
Loans receivable	Level 3	1,028,785	1,037,458	988,668	1,001,898
Accrued interest receivable	Level 1	3,043	3,043	3,151	3,151
Interest-rate swap assets	Level 2	598	598	843	843

LIABILITIES:
Deposit transaction accounts	Level 2	694,640	694,640	652,167	652,167
Certificates of deposit	Level 2	337,325	338,238	358,645	359,917
Borrowed money	Level 2	165,632	167,190	113,483	115,254
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	402	402	470	470
Interest-rate swap liabilities	Level 2	598	598	843	843

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $147 million and $412 million at March 31, 2014 and September 30, 2013, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the six months ended March 31, 2014 and 2013:

	2014	2013
Received during period	$2,752,000	$4,148,000
Resolved during period	3,183,000	5,648,000
Unresolved at end of period	5,951,000	4,704,000

The following is a summary of the changes in the liability for loans sold during the six months ended March 31, 2014 and 2013:

	2014	2013

Balance at beginning of period	$1,353,095	$977,134
Provisions charged to expense	147,793	501,208
Amounts paid to resolve demands	(120,859)	(88,743)
Balance at end of period	$1,380,029	$1,389,599

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the six months ended March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold

Resolved by providing additional documentation with no further action required	$2,458,000	$—	$4,207,000	$—

Resolved by repurchasing loans previously sold to investors	725,000	11,012	1,441,000	17,564

Payments due upon early payoff of loans previously sold	—	109,847	—	71,179

Total	$3,183,000	$120,859	$5,648,000	$88,743

The liability for loans sold of $1.4 million at March 31, 2014 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.               COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at March 31, 2014 and September 30, 2013.

	March 31,	September 30,
	2014	2013
	(In thousands)

Commitments to originate residential first and second mortgage loans	$62,491	$65,936
Commitments to originate commercial mortgage loans	23,431	62,626
Commitments to originate non-mortgage loans	23,251	15,778
Unused lines of credit - residential	59,686	67,265
Unused lines of credit - commercial	161,157	148,411
Unused lines of credit - consumer	100	—

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

Interest Rate Lock Commitments - At March 31, 2014, the Company had issued $64.8 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.  The Company typically economically hedges interest rate lock commitments by obtaining a corresponding best-efforts lock commitments with an investor to sell the loans at an agreed-upon price.

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

The fair values of these contracts recorded in the consolidated balance sheets at March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31,	September 30,
	2014	2013
Fair value recorded in other assets	$598,000	$843,000
Fair value recorded in other liabilities	598,000	843,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and six-months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Gross losses on derivative financial assets	$116,000	$131,000	$245,000	$264,000
Gross gains on derivative financial liabilities	(116,000)	(131,000)	(245,000)	(264,000)
Net gain or loss	$—	$—	$—	$—

At March 31, 2014 and September 30, 2013, the Bank had $1.8 million and $1.8 million, respectively, in cash pledged to secure its obligation under these contracts.

15.             GOODWILL

Goodwill totaled $3.9 million at March 31, 2014 and September 30, 2013.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the six months ended March 31, 2014 or the year ended September 30, 2013.

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

GENERAL

Pulaski Financial Corp., operating in its ninety-second year, is a community-based financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.34 billion in assets at March 31, 2014.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska, Council Bluffs, Iowa and Naperville, Illinois.

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

Commercial loan originations totaled $110.7 million and $244.2 million during the three and six months ended March 31, 2014, respectively, compared with $112.4 million and $236.5 million during the same periods last year, respectively.  Given the increased level of risk associated with certain types of commercial real estate lending created by the weakened economic climate, the Company substantially deemphasized land acquisition and development lending in recent years.  The commercial loan portfolio increased $43.5 million, or 6.8%, during the six-month period to $679.3 million at March 31, 2014 compared with $635.8 million at September 30, 2013.  Commercial and multi-family real estate loans increased $30.0 million, or 8.6%, to $378.0 million at March 31, 2014 compared with $348.0 million at September 30, 2013.  Real estate construction and development loans increased $23.8 million, or 115.7%, during the six-month period to $44.3 million at March 31, 2014 compared with $20.5 million at September 30, 2013.  Land acquisition and development loans increased $611,000, or 1.5%, to $41.0 million at March 31, 2014 compared with $40.4 million at September 30, 2013.  Partially offsetting these increases was a $10.9 million decrease in commercial and industrial loans to $215.9 million at March 31, 2014 compared with $226.8 million at September 30, 2013.  New commercial and industrial loan originations totaling approximately $23 million during the six months ended March 31, 2014 were more than offset by payments and payoffs received on existing loans.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $201.5 million, or 19.5% of total deposits, at March 31, 2014 compared with $192.7 million, or 19.1% of total deposits, at September 30, 2013.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis and Kansas City metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska, Council Bluffs, Iowa and Naperville, Illinois.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which have historically been the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The following is a summary of the principal balance of residential mortgage loans originated for sale to investors during the three- and six-month periods ended March 31, 2014 and 2013:

	2014			2013
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$29,996	$136,423	$166,419	$230,399	$149,241	$379,640
Second quarter	24,376	98,065	122,441	186,515	123,009	309,524
Total	$54,372	$234,488	$288,860	$416,914	$272,250	$689,164

The higher level of interest rates during the fiscal 2014 periods significantly diminished the industry-wide consumer demand for loans to refinance existing mortgages.  Loans originated to refinance existing mortgages totaled $24.4 million, or 20% of total loans originated for sale, for the quarter ended March 31, 2014 compared with $186.5 million, or 60% of total loans originated for sale, for the same quarter last year.  For the six-month periods, mortgage loan refinancing activity totaled $54.4 million, or 19% of total loans originated for sale, in 2014 compared with $416.9 million, or 61% of total loans originated for sale, in 2013.  In addition, the weak housing market continued to dampen the level of consumer demand for loans to finance the purchase of homes.  Loans originated to finance the purchase of homes totaled $98.1 million for the quarter ended March 31, 2014 compared with $123.0 million for the same quarter last year.  For the six-month periods, loans originated to finance the purchase of homes totaled $234.5 million in 2014 compared to $272.3 million for the same period last year.

The following is a summary of the principal balance of residential loans sold to investors and the related mortgage revenues for the three and six months ended March 31, 2014 and 2013.

	2014			2013
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$179,919	$1,033	0.57%	$367,388	$2,989	0.81%
Second quarter	136,231	507	0.37%	349,870	3,148	0.90%
Total	$316,150	$1,540	0.49%	$717,258	$6,137	0.86%

The principal balance of residential mortgage loans sold to investors totaled $136.2 million for the quarter ended March 31, 2014, which generated mortgage revenues totaling $507,000, compared with $349.9 million of loans sold and $3.1 million of mortgage revenues for the quarter ended March 31, 2013.  For the six-month periods, the principal balance of residential mortgage loans sold to investors totaled $316.2 million, which generated mortgage revenues of $1.5 million, compared with $717.3 million of loans sold and $6.1 million of mortgage revenues for the same period last year.  The net profit margin on loans sold decreased to 0.37% during the quarter ended March 31, 2014 compared with 0.90% for the quarter ended March 31, 2013.  For the six-month periods, the net profit margin decreased to 0.49% compared with 0.86% for the same period last year.  The lower net profit margins realized during the fiscal 2014 periods were primarily the result of higher direct origination costs as the Company did not reduce the level of direct production costs in proportion to the decrease in loan origination volume and, to a lesser extent, market-driven decreases in selling prices realized from the Company’s loan investors.

Mortgage revenues were reduced by charges to earnings totaling $52,000 and $148,000 during the three- and six-months ended March 31, 2014, respectively, and $257,000 and $501,000 during the three- and six-months ended March 31, 2013, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale decreased 74.2% to $365,000 for the quarter ended March 31, 2014 compared with $1.4 million for the quarter ended March 31, 2013 as the result of a $143.5 million decrease in the average balance between the comparable periods partially offset by a 97 basis point market-driven increase in the average yield.  For the six-month periods, interest income on loans held for sale decreased 68.8% to $932,000 in 2014 compared with $3.0 million during the same period last year.  The decrease was due to a $136.4 million decrease in the average balance partially offset by an 86 basis point increase in the average yield.  Loans sold during the six months ended March 31, 2014 exceeded loan originations resulting in a $32.7 million, or 46.5%, decrease in mortgage loans held for sale to $37.8 million from $70.5 million at September 30, 2013.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  The balance of residential first mortgage loans increased $6.6 million, or 3.1%, to $219.0 million at March 31, 2014 compared with $212.4 million at September 30, 2013, while the residential second mortgage loans and home equity lines of credit decreased $1.5 million and $9.6 million, respectively to $41.7 million and $101.3 million, respectively, at March 31, 2014 compared with $43.2 million and $110.9 million, respectively, at September 30, 2013.

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

Total deposits increased 2.1%, or $21.2 million, to $1.03 billion at March 31, 2014 compared with $1.01 billion at September 30, 2013.  Total demand deposits increased $42.5 million to $694.6 million at March 31, 2014 compared with $652.2 million at September 30, 2013, while certificates of deposit decreased $21.3 million to $337.3 million compared with $358.6 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at March 31, 2014 were 0.13% and 0.66%, respectively, compared with 0.13% and 0.77%, respectively, at September 30, 2013.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at March 31, 2014 decreased to 0.30% compared with 0.35% at September 30, 2013.

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

The balance of deposits from retail customers decreased 2.5%, or $16.8 million, to $646.5 million at March 31, 2014 compared with $663.3 million at September 30, 2013 as management focused on reducing the cost of maturing retail certificates of deposit and accounts that were determined not to have other business relationships with the Bank.  The average interest rate paid on retail deposits at March 31, 2014 was 0.40% compared with 0.47% at September 30, 2013.

The balance of deposits from commercial customers increased $14.6 million, or 6.7%, to $231.3 million at March 31, 2014 compared with $216.7 million at September 30, 2013.  The increase in commercial deposits was the result of an expansion in the Company’s sales staff combined with normal activity within new and existing customer accounts.  The average interest rate paid on commercial deposits at March 31, 2014 was 0.11% compared with 0.10% at September 30, 2013.

The balance of deposits from municipal and other public entities increased $22.8 million, or 18.0%, to $148.9 million at March 31, 2014 compared with $126.1 million at September 30, 2013.  The increase in municipal and public entity deposits was largely the result of new deposits received from a local public entity and increases in existing accounts resulting from the receipt of tax collections. The average interest rate paid on municipal and public entity deposits at March 31, 2014 was 0.18% compared with 0.21% at September 30, 2013.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, remained almost constant between the comparable periods at $988,000 and $2.0 million for the three and six months ended March 31, 2014 compared with $994,000 and $2.1 million for the three and six months ended March 31, 2013.

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

	Three Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$232,747	$2,751	4.73%	$222,700	$2,958	5.31%
Commercial	681,320	7,172	4.21%	649,126	7,473	4.61%
Home equity lines of credit	104,126	967	3.71%	133,309	1,205	3.62%
Consumer	2,054	9	1.85%	2,061	9	1.75%
Total loans receivable	1,020,247	10,899	4.27%	1,007,196	11,645	4.62%
Mortgage loans held for sale	35,331	365	4.13%	178,783	1,413	3.16%
Securities and other	125,911	111	0.35%	66,180	119	0.72%
Total interest-earning assets	1,181,489	11,375	3.85%	1,252,159	13,177	4.21%
Non-interest-earning assets	80,621			82,207
Total assets	$1,262,110			$1,334,366

Interest-bearing liabilities:
Interest-bearing checking	$263,765	109	0.16%	$273,757	122	0.18%
Savings	40,750	17	0.16%	38,389	14	0.14%
Money market	221,660	170	0.31%	190,971	124	0.26%
Certificates of deposit	343,879	611	0.71%	439,246	1,067	0.97%
Total interest-bearing deposits	870,054	907	0.42%	942,363	1,327	0.56%
Borrowed money	74,519	284	1.53%	67,620	236	1.39%
Subordinated debentures	19,589	122	2.50%	19,589	125	2.56%
Total interest-bearing liabilities	964,162	1,313	0.54%	1,029,572	1,688	0.66%
Non-interest bearing liabilities:
Non-interest bearing deposits	176,095			169,058
Other non-interest bearing liabilities	10,728			13,410
Total non-interest-bearing liabilities	186,823			182,468
Stockholders’ equity	111,125			122,326

Total liabilities and stockholders’ equity	$1,262,110			$1,334,366

Net interest income		$10,062			$11,489

Interest rate spread (2)			3.31%			3.55%

Net interest margin (3)			3.41%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.54%			121.62%

(1)         Includes non-accrual loans with an average balance of $30.9 million and $40.8 million for the three months ended March 31, 2014 and 2013, respectively.

(2)         Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)         Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$232,275	$5,577	4.80%	$224,286	$5,978	5.33%
Commercial	673,326	14,088	4.18%	633,919	15,033	4.74%
Home equity lines of credit	106,661	2,051	3.84%	136,750	2,549	3.73%
Consumer	2,093	18	1.81%	2,106	23	2.11%
Total loans receivable	1,014,355	21,734	4.29%	997,061	23,583	4.73%
Mortgage loans held for sale	44,889	932	4.15%	181,319	2,982	3.29%
Securities and other	108,070	207	0.38%	58,387	224	0.77%
Total interest-earning assets	1,167,314	22,873	3.92%	1,236,767	26,789	4.33%
Non-interest-earning assets	79,851			84,402
Total assets	$1,247,165			$1,321,169

Interest-bearing liabilities:
Interest-bearing checking	$252,547	212	0.17%	$273,478	261	0.19%
Savings	40,326	32	0.16%	38,439	35	0.18%
Money market	212,264	324	0.31%	172,062	235	0.27%
Certificates of deposit	348,765	1,296	0.74%	442,803	2,230	1.01%
Total interest-bearing deposits	853,902	1,864	0.44%	926,782	2,761	0.60%
Borrowed money	71,716	524	1.46%	62,395	475	1.52%
Subordinated debentures	19,589	248	2.53%	19,589	257	2.63%
Total interest-bearing liabilities	945,207	2,636	0.56%	1,008,766	3,493	0.69%
Non-interest bearing liabilities:
Non-interest bearing deposits	175,573			175,869
Other non-interest bearing liabilities	12,109			15,110
Total non-interest-bearing liabilities	187,682			190,979
Stockholders’ equity	114,276			121,424

Total liabilities and stockholders’ equity	$1,247,165			$1,321,169

Net interest income		$20,237			$23,296

Interest rate spread (2)			3.36%			3.64%

Net interest margin (3)			3.47%			3.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.50%			122.60%

(1)         Includes non-accrual loans with an average balance of $29.5 million and $43.7 million for the six months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended			Six Months Ended
	March 31, 2014 vs 2013			March 31, 2014 vs 2013
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$128	$(335)	$(207)	$208	$(609)	$(401)
Commercial	362	(663)	(301)	898	(1,843)	(945)
Home equity lines of credit	(268)	30	(238)	(572)	74	(498)
Consumer	—	—	—	—	(5)	(5)
Total loans receivable	222	(968)	(746)	534	(2,383)	(1,849)
Mortgage loans held for sale	(1,386)	338	(1,048)	(2,679)	629	(2,050)
Securities and other	22	(30)	(8)	32	(49)	(17)
Net change in income on interest earning assets	(1,142)	(660)	(1,802)	(2,113)	(1,803)	(3,916)

Interest-bearing liabilities:
Interest-bearing checking	(3)	(10)	(13)	(21)	(28)	(49)
Passbook savings	1	2	3	2	(5)	(3)
Money market	21	25	46	55	34	89
Certificates of deposit	(204)	(252)	(456)	(414)	(520)	(934)
Total interest-bearing deposits	(185)	(235)	(420)	(378)	(519)	(897)
Borrowed money	24	24	48	69	(20)	49
Subordinated debentures	—	(3)	(3)	—	(9)	(9)
Net change in expense on interest bearing liabilities	(161)	(214)	(375)	(309)	(548)	(857)

Change in net interest income	$(981)	$(446)	$(1,427)	$(1,804)	$(1,255)	$(3,059)

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended March 31, 2014 was $2.1 million compared with $3.7 million during the same quarter last year.  Net income available to common shares for the quarter ended March 31, 2014 was $1.9 million, or $0.17 per diluted common share on 11.4 million average diluted shares outstanding, compared with net income available to common shares of $3.2 million, or $0.29 per diluted common share on 11.1 million average diluted shares outstanding, during the same quarter last year.  For the six months ended March 31, 2014, net income available to common shares was $4.1 million, or $0.36 per diluted common share on 11.3 million average diluted shares outstanding, compared with net income available to common shares of $6.0 million, or $0.54 per diluted common share on 11.1 million average diluted shares outstanding, for the same period a year ago. Reducing net income available to common shares for the three and six months ended March 31, 2014 were dividends and discount accretion on the Company’s preferred stock, totaling $188,000, or $0.02 per diluted common share, and $483,000, or $0.04 per diluted common share, respectively, compared with $406,000, or $0.04 per diluted common share and $811,000, or $0.07 per diluted common share in the comparable 2013 periods.  The lower level of dividends and discount accretion during the three and six months ended March 2014 resulted from the Company’s repurchases of preferred stock totaling $10.0 million in liquidation value during January 2014, $6.0 million in liquidation value during August 2013 and $2.0 million in liquidation value during April 2013.

Net Interest Income

Net interest income decreased 12.4% to $10.1 million for the quarter ended March 31, 2014 compared with $11.5 million for the same period last year.  For the six months ended March 31, 2014, net interest income decreased 13.1% to $20.2 million compared with $23.3 million for the same six-month period last year.  The decreases were the result of decreases in the net interest margin combined with decreases in the average balance of interest-earning assets.  The net interest margin decreased to 3.41% and 3.47% for the three and six months ended March 31, 2014, respectively, compared with 3.67% and 3.77%, respectively, for the three and six months ended March 31, 2013 primarily as the result of market-driven decreases in the average yields on loans receivable and other interest-earning assets partially offset by market-driven decreases in the average cost of total interest-bearing liabilities.  Also contributing to the decrease in the net interest margin were decreases in the average balance of loans held for sale resulting in a shift in the mix of assets into lower-yielding other interest-earning assets.  The average balance of interest-earning assets decreased to $1.18 billion and $1.17 billion for the three and six months ended March 31, 2014, respectively, compared with $1.25 billion and $1.24 billion for the three and six months ended March 31, 2013, respectively.

Total interest and dividend income decreased 13.7% to $11.4 million for the quarter ended March 31, 2014 compared with $13.2 million for the same quarter last year.  For the six months ended March 31, 2014, total interest and dividend income decreased 14.6% to $22.9 million compared with $26.8 million for the same period a year ago.  The decreases were primarily the result of decreases in interest income on loans receivable and loans held for sale.

Interest income on loans receivable decreased 6.4% to $10.9 million for the quarter ended March 31, 2014 compared with $11.6 million for the same quarter last year as the result of a decrease in the average yield partially offset by an increase in the average balance.  The average yield on loans receivable decreased to 4.27% during the three months ended March 31, 2014 compared with 4.62% during the same period last year primarily as the result of lower interest rates on new residential real estate loans and new and renewing commercial loans.  The average balance of loans receivable increased to $1.02 billion during the three months ended March 31, 2014 compared with $1.01 billion during the same period last year. The increase was due to a $32.2 million increase in the average balance of commercial loans and a $10.0 million increase in residential first and second mortgage loans, partially offset by a $29.2 million decrease in the average balance of home equity lines of credit.

For the six-month periods, interest income on loans receivable decreased 7.8% to $21.7 million in 2014 compared with $23.6 million in 2013 as the result of a decrease in the average yield partially offset by an increase in the average balance.  The average balance of loans receivable increased to $1.01 billion million for the six months ended March 31, 2014 compared with $997.1 million for the same period last year.  The average yield on loans receivable decreased to 4.29% for the six months ended March 31, 2014 compared with 4.73% for the same period a year ago.

See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale decreased 74.2% to $365,000 for the quarter ended March 31, 2014 compared with $1.4 million for the quarter ended March 31, 2013.  For the six month periods, interest income on mortgage loans held for sale decreased 68.8% to $932,000 in 2014 compared with $3.0 million in 2013.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.3 million and $2.6 million for the three and six months ended March 31, 2014, respectively, compared with $1.7 million and $3.5 million for the comparable 2013 periods, respectively.  The decreases were due to market-driven declines in the average cost of funds combined with a decrease in the average balance of interest-bearing liabilities.  The average cost of funds decreased to 0.54% and 0.56% for the three and six months ended March 31, 2014, respectively, compared with 0.66% and 0.69% for the three and six months ended March 31, 2013, respectively.  The average balance decreased to $964.2 million and $945.2 million for the three and six months ended March 31, 2014, respectively, compared with $1.03 billion and $1.01 billion for the three and six months ended March 31, 2013, respectively, as the result of a decrease in the average balance of deposits partially offset by an increase in the average balance of borrowed money.

Interest expense on deposits decreased to $907,000 and $1.9 million for the three and six months ended March 31, 2014, respectively, compared with $1.3 million and $2.8 million for the comparable 2013 periods, respectively.  The decreases were the result of decreases in the average cost and the average balance of interest-bearing deposits.  Primarily as the result of lower market interest rates, and to a lesser extent, a shift in the mix of deposits, the average cost of deposits decreased to 0.42% and 0.44% for the three and six months ended March 31, 2014, respectively, compared with 0.56% and 0.60% for the three and six months ended March 31, 2013, respectively.  The average balance decreased to $870.1 million and $853.9 million for the three and six months ended March 31, 2014, respectively, compared with $942.4 million and $926.8 million for the three and six months ended March 31, 2013, respectively.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money increased to $284,000 for the three months ended March 31, 2014 compared with $235,000 for the same period last year.  The increase was the result of increases in the average balance and the average cost.  The average balance increased to $74.5 million for the three months ended March 31, 2014 compared with $67.6 million for the three months ended March 31, 2013 primarily due to the receipt during January 2014 of the proceeds from a $10.0 million term loan that were used to finance the repurchase of outstanding shares of the Company’s Preferred Stock.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a summary of the loan terms.  The average cost increased to 1.53% for the three months ended March 31, 2014 compared with 1.39% for the three months ended March 31, 2013 primarily as the result of the higher rate paid on the term loan.

For the six-month periods, interest expense on borrowed money increased to $523,000 for the six months ended March 31, 2014 compared with $474,000 for the six months ended March 31, 2013.  The increase was the result of an increase in the average balance partially offset by a decrease in the average rate.  The average balance increased to $71.7 million for the six months ended March 31, 2014 compared with $62.4 million for the six months ended March 31, 2013.  The average cost decreased to 1.46% for the six months ended March 31, 2014 compared with 1.52% for the six months March 31, 2013 primarily as the result of lower market interest rates.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2014 was $500,000 and $700,000, respectively, compared with $1.4 million and $3.4 million, respectively for the same periods a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased $2.8 million to $1.9 million for the three months ended March 31, 2014 compared with $4.6 million for the same period last year.  For the six-month periods, total non-interest income decreased $5.0 million to $4.3 million in 2014 compared with $9.4 million in 2013.  The decrease was primarily the result of lower mortgage revenues and investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Retail Banking Services for discussions of mortgage revenues and retail banking fees, respectively.

Investment brokerage revenues totaled $63,000 and $162,000 for the three and six months ended March 31, 2014 compared with $264,000 and $557,000 for the same period a year ago. The Company operated an investment brokerage division whose operations consisted principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues were generated on trading spreads and fluctuated with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the fiscal 2014 periods compared with the same 2013 periods as a result of weakened market demand for fixed-income investment products in the midst of the lower interest rate environment.  Because of the decreased demand for these products, the Company ceased the operation of the investment brokerage division during the quarter ended March 31, 2014.

Non-Interest Expense

Total non-interest expense decreased $868,000, or 9.5%, to $8.2 million for the quarter ended March 31, 2014 compared with $9.1 million for the same period last year.  For the six months ended March 31, 2014, total non-interest expense decreased $2.0 million, or 10.7%, to $16.9 million compared with $19.0 million for the same six-month period last year.

Salaries and employee benefits expense increased $161,000, or 3.7%, to $4.6 million for the three months ended March 31, 2014 compared with $4.4 million for the same period a year ago.  For the six months ended March 31, 2014, salaries and employee benefits expense decreased $214,000 to $8.8 million compared with $9.0 million for the same period a year ago.  Reducing compensation expense during the six months ended March 31, 2014 was the reversal during the quarter ended December 31, 2013 of approximately $488,000 in compensation expense recorded in prior periods for bonuses and restricted stock awards related to certain former mortgage division employees that were determined to no longer be payable to such employees.

Occupancy, equipment and data processing expense increased $188,000 to $2.7 million for the three months ended March 31, 2014 compared with $2.5 million for the three months ended March 31, 2013.  For the six months ended March 31, 2014, occupancy, equipment and data processing expense increased $454,000 to $5.4 million compared with $4.9 million for the same period a year ago.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense decreased $298,000 to $503,000 for the three months ended March 31, 2014 compared with $801,000 for the three months ended March 31, 2013.  For the six months ended March 31, 2014, total professional services expense was $1.3 million compared with $1.4 million for the six months ended March 31, 2013.  The Company experienced a higher level of professional recruiting fees paid in the March 31, 2013 quarter related to the hiring of certain key loan production personnel.

FDIC deposit insurance premium expense decreased to $263,000 and $524,000 for the three and six months ended March 31, 2014 compared with $276,000 and $710,000 for the same 2013 periods.  The Bank’s assessment rate decreased during the quarter ended March 31, 2013.

Real estate foreclosure (recoveries) expense and losses, net totaled net revenues of $412,000 and $285,000 for the three and six months ended March 31, 2014 compared with net expense of $240,000 and $1.5 million for the same periods in 2013   See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

Income tax expense totaled $1.1 million and $2.3 million for the three and six months ended March 31, 2014, respectively, compared with $2.0 million and $3.5 million for the same periods last year.  The effective tax rates were 33.81% and 33.48% for the three and six months ended March 31, 2014, respectively, compared with 35.29% and 33.82% for the same fiscal 2013 periods.  The effective tax rates differed from the combined federal and state statutory rates primarily as the result of non-taxable income related to bank-owned life insurance and tax-exempt interest income on certain loans receivable.  The lower effective rates in the fiscal 2014 periods compared with the same 2013 periods were due to the lower total pre-tax income in the 2014 periods resulting in a higher ratio of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2014 and September 30, 2013 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off. The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	March 31,	September 30,
	2014	2013
NON-ACCRUAL LOANS:
Single-family residential real estate:
First mortgage	$4,351,997	$5,334,585
Second mortgage	588,452	442,174
Home equity lines of credit	1,925,897	2,123,714
Total single-family residential real estate	6,866,346	7,900,473
Commercial:
Commercial and multi-family real estate	1,471,431	1,774,172
Land acquisition and development	2,927,999	—
Real estate construction and development	—	23,134
Commercial and industrial	311,761	—
Total commercial	4,711,191	1,797,306
Consumer and installment	92,209	78,158
Total non-accrual loans	11,669,746	9,775,937
NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential real estate:
First mortgage	5,645,539	5,169,173
Second mortgage	1,097,498	904,338
Home equity lines of credit	834,962	497,852
Total single-family residential real estate	7,577,999	6,571,363
Commercial:
Commercial and multi-family real estate	1,307,878	2,585,133
Land acquisition and development	—	42,644
Real estate construction and development	42,938	23,134
Commercial and industrial	1,995,634	2,054,831
Total commercial	3,346,450	4,705,742
Consumer and installment	21,055	27,988
Total current troubled debt restructurings	10,945,504	11,305,093
Past due under restructured terms:
Single-family residential real estate:
First mortgage	3,772,367	3,974,113
Second mortgage	91,764	155,237
Home equity lines of credit	178,250	177,501
Total single-family residential real estate	4,042,381	4,306,851
Commercial:
Commercial and multi-family real estate	3,093,388	1,652,377
Land acquisition and development	40,956	—
Real estate construction and development	—	18,957
Commercial and industrial	450,925	571,719
Total commercial	3,585,269	2,243,053
Total past due troubled debt restructurings	7,627,650	6,549,904
Total non-accrual troubled debt restructurings	18,573,154	17,854,997
Total non-performing loans	30,242,900	27,630,934
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	2,808,820	3,019,237
Commercial real estate	3,751,152	3,375,475
Total real estate acquired in settlement of loans	6,559,972	6,394,712
Total non-performing assets	$36,802,872	$34,025,646

Ratio of non-performing loans to total loans receivable	2.90%	2.75%
Ratio of non-performing assets to total assets	2.75%	2.66%
Ratio of allowance for loan losses to non-performing loans	55.65%	66.31%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	1.85%	1.62%
Ratio of non-performing assets to total assets	1.93%	1.78%
Ratio of allowance for loan losses to non-performing loans	83.37%	106.56%

Non-performing assets increased $2.8 million to $36.8 million at March 31, 2014 from $34.0 million at September 30, 2013 as a result of a $1.9 million increase in non-accrual loans, a $718,000 increase in troubled debt restructurings and a $165,000 increase in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans increased to $11.7 million at March 31, 2014 compared with $9.8 million at September 30, 2013 primarily due to an increase in non-accrual commercial loans partially offset by a decrease in non-accrual residential real estate loans.  Non-accrual residential real estate loans decreased to $6.9 million at March 31, 2014 compared with $7.9 million at September 30, 2013 primarily as the result of a decrease in loans that were 90 days or more past due.  Non-accrual commercial loans increased to $4.7 million at March 31, 2014 compared with $1.8 million at September 30, 2013.  The increase was primarily related to the classification as non-accrual as of March 31, 2014 of a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $2.9 million.  The loan was classified as non-accrual due to financial difficulties experienced by the borrowers and had been on the Company’s list of adversely classified loans for several quarters.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings.  Total non-accrual troubled debt restructurings increased to $18.6 million at March 31, 2014 compared with $17.9 million at September 30, 2013 primarily due to an increase in restructured residential real estate loans.

Management proactively modified loan repayment terms with residential borrowers who were experiencing financial difficulties with the belief that these actions would maximize the Company’s ultimate recoveries on these loans.  The restructured terms of the loans generally included a reduction of the interest rates and the addition of past-due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.

Non-performing restructured residential loans increased $742,000 to $11.6 million at March 31, 2014 compared with $10.9 million at September 30, 2013.  During the six months ended March 31, 2014 and 2013, the Company restructured $2.0 million and $943,000, respectively, of loans to troubled residential borrowers and returned $949,000 and $8.5 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the six months ended March 31, 2014 and 2013 were $1.3 million and $876,000, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the six months ended March 31, 2014 and 2013 were charge-offs of $398,000 and $1.2 million, respectively, and cash receipts totaling $419,000 and $580,000, respectively.  At March 31, 2014, $11.6 million, or 63% of the total principal balance of restructured loans related to residential borrowers compared with $10.9 million, or 61% at September 30, 2013.  At March 31, 2014, 65% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 60% at September 30, 2013.

Non-performing restructured commercial loans remained constant at $6.9 million at March 31, 2014 and September 30, 2013.  During the six months ended March 31, 2014 and 2013, the Company restructured approximately $761,000 and $3.1 million, respectively, of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  Reducing non-performing restructured commercial loans during the six months ended March 31, 2014 and 2013 were cash receipts totaling $121,000 and $631,000, respectively.

Real estate acquired in settlement of loans increased $165,000 to $6.6 million at March 31, 2014 compared with $6.4 million at September 30, 2013 primarily as a result of the recovery of $410,000 in specific valuation allowances on a parcel of commercial-use land that was sold subsequent to March 31, 2014 at a value in excess of the previous carrying value.  Partially offsetting this recovery were $131,000 of additional write-downs related to seven residential properties during the six months ended March 31, 2014 due to declines in their estimated values since their acquisition in prior periods.

Real estate foreclosure (recoveries) losses and expense for the three and six months ended March 31, 2014 totaled net recoveries of $412,000 and $285,000, respectively, compared with net expense of $240,000 and $1.5 million for the three and six months ended March 31, 2013, respectively.  Real estate foreclosure (recoveries) losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The net recoveries for the six months ended March 31, 2014 included the recovery of the specific valuation allowance discussed above partially offset by $131,000 of additional write-downs related to seven residential properties due to their declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the six months ended March 31, 2013 included $1.1 million of additional write-downs related to two commercial real estate properties due to declines in their estimated values since their acquisition in prior periods.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance, beginning of period	$17,669,567	$17,956,832	$18,306,114	$17,116,595
Provision charged to expense	500,000	1,375,000	700,000	3,440,000
Charge-offs:
Residential real estate loans	1,088,627	1,518,582	2,355,993	3,819,006
Commercial loans	563,202	41,600	1,028,202	1,330,722
Consumer and other loans	32,733	24,911	53,788	59,110
Total charge-offs	1,684,562	1,585,093	3,437,983	5,208,838
Recoveries:
Residential real estate loans	215,181	149,956	480,126	294,804
Commercial loans	120,509	704,916	764,405	2,947,653
Consumer and other loans	8,408	6,157	16,441	17,554
Total recoveries	344,098	861,029	1,260,972	3,260,011
Net charge-offs	1,340,464	724,064	2,177,011	1,948,827
Balance, end of period	$16,829,103	$18,607,768	$16,829,103	$18,607,768

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and six months ended March 31, 2014 totaled $500,000 and $700,000, respectively, compared with $1.4 million and $3.4 million, respectively, in the same 2013 periods.  The decreased provision for the 2014 period compared with the same period last year was generally the result of overall stabilization in credit quality, including reductions in the levels of impaired loans, past due loans and the combined balance of loans with risk ratings of special mention or worse.

Net charge-offs for the three and six months ended March 31, 2014 totaled $1.3 million, or 0.53% of average loans on an annualized basis, and $2.2 million, or 0.43% of average loans on an annualized basis, respectively, compared with $724,000, or 0.29% of average loans on an annualized basis, and $1.9 million, or 0.39% of average loans on an annualized basis, respectively, for the same periods in 2013.  Gross charge-offs for the six months decreased $1.8 million primarily as the result of a $1.5 million decrease in gross charge-offs on residential loans and an $303,000 decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the decreased level of impaired residential loans combined with a recovering housing market.  Significant activity in commercial loan charge-offs for the six months ended March 31, 2014 included $1.0 million related to a loan secured by commercial-use land in the St. Louis metropolitan area.  Significant activity in commercial loan charge-offs for the six months ended March 31, 2013 included $549,000 related to one large commercial borrower.

Reducing net charge-offs were recoveries totaling $344,000 and $1.3 million for the three and six months ended March 31, 2014 compared with $861,000 and $3.3 million for the same periods in 2013, respectively.  Recoveries for the three and six months ended March 31, 2014 included the collection of $85,000 and $525,000 of cash payments from a borrower related to two large commercial real estate loans that had been charged off in a previous period.  Recoveries for the three and six months ended March 31, 2013 included the collection of approximately $630,000 and $2.8 million of cash payments from borrowers related to two large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.61% at March 31, 2014 compared with 1.82% at September 30, 2013.  The ratio of the allowance for loan losses to non-performing loans was 55.65% at March 31, 2014 compared with 66.31% at September 30, 2013.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 83.37% at March 31, 2014 compared with 106.56% at September 30, 2013.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

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

The following table summarizes the unpaid principal balances of impaired loans at March 31, 2014 and September 30, 2013.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	March 31, 2014				September 30, 2013
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential real estate:
First mortgage	$3,519,522	$3,215,660	$17,941,674	$24,676,856	$3,791,619	$2,925,301	$22,621,982	$29,338,902
Second mortgage	641,080	438,687	2,375,116	3,454,883	386,847	488,886	2,648,996	3,524,729
Home equity lines of credit	476,377	506,143	2,491,827	3,474,347	709,884	419,407	2,715,868	3,845,159
Total single-family residential real estate	4,636,979	4,160,490	22,808,617	31,606,086	4,888,350	3,833,594	27,986,846	36,708,790
Commercial:
Commercial and multi-family real estate	1,158,994	2,615,446	7,425,132	11,199,572	1,146,713	2,667,836	7,628,698	11,443,247
Land acquisition and development	—	2,968,956	—	2,968,956	—	42,644	—	42,644
Real estate construction and development	—	42,939	—	42,939	—	42,091	—	42,091
Commercial and industrial	269,469	430,746	2,058,105	2,758,320	367,856	805,341	1,459,460	2,632,657
Total commercial	1,428,463	6,058,087	9,483,237	16,969,787	1,514,569	3,557,912	9,088,158	14,160,639
Consumer and installment	—	21,055	140,830	161,885	16,487	27,988	111,912	156,387
Total	$6,065,442	$10,239,632	$32,432,684	$48,737,758	$6,419,406	$7,419,494	$37,186,916	$51,025,816

The total unpaid principal balance of impaired loans decreased $2.3 million to $48.7 million at March 31, 2014 compared with $51.0 million at September 30, 2013 primarily as the result of a $5.1 million decrease in impaired residential real estate loans partially offset by a $2.8 million increase in impaired commercial loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $4.6 million at March 31, 2014 compared with $4.9 million at September 30, 2013.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $4.2 million at March 31, 2014 compared with $3.8 million at September 30, 2013.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $22.8 million at March 31, 2014 compared with $28.0 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at March 31, 2014 and September 30, 2013.  The decrease was primarily the result of $4.5 million of residential loans that were removed from impaired status during the six months ended March 31, 2014 because of the borrowers’ favorable performance history combined with approximately $1.2 million of payments received on impaired loans.

Commercial loans that were determined to be impaired and had related specific allowances totaled $1.4 million at March 31, 2014 compared with $1.5 million at September 30, 2013.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $6.1 million at March 31, 2014 compared with $3.6 million at September 30, 2013.  The increase was primarily the result of the partial charge-off and classification as impaired as of March 31, 2014 of the $2.9 million loan secured by commercial-use land in the St. Louis metropolitan area that is discussed above.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $9.5 million at March 31, 2014 compared with $9.1 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted primarily from the overall decrease in past due commercial loans.

FINANCIAL CONDITION

Cash and cash equivalents increased to $125.5 million at March 31, 2014 from $86.3 million at September 30, 2013.  Federal funds sold and overnight interest-bearing deposit accounts increased to $108.4 million at March 31, 2014 compared with $69.5 million at September 30, 2013.  The increases were primarily due to the increases in deposits and borrowed money.

Debt and mortgage-backed securities available for sale decreased to $10.1 million at March 31, 2014 from $38.9 million at September 30, 2013.  Debt and mortgage-backed securities held to maturity increased to $48.6 million at March 31, 2014 from $4.3 million at September 30, 2013.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money totaled $165.6 million at March 31, 2014 compared with $113.5 million at September 30, 2013.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the Federal Home Loan Bank.  See Liquidity and Capital Resources.  In addition, during January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term loan.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of higher costing shares of the Company’s Preferred Stock during January 2014.  The rate of interest on the term loan is the Daily LIBOR Rate plus 2.50% and the interest payments are tax deductible.  The dividend rate on the Preferred Stock increased to 9% in January 2014 and the dividend payments are not tax deductible.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a summary of the loan terms.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.0 million to $1.8 million at March 31, 2014 compared with $3.9 million at September 30, 2013 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2013.

Total stockholders’ equity decreased to $108.0 million at March 31, 2014 from $116.1 million at September 30, 2013 primarily as the result of the repurchase of $10 million of preferred stock at par value in January 2014, the payment of common stock dividends totaling $2.1 million and preferred stock dividends totaling $406,000 partially offset by net income of $4.6 million and the amortization of stock option and award expense of $125,000.

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

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 9 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve. At March 31, 2014, borrowings from the FHLB totaled $117.0 million, had a weighted-average interest rate of 0.96%, a weighted average maturity of approximately 6 months and represented 9% of total assets.  At September 30, 2013, borrowings from the FHLB totaled $78.0 million, had a weighted-

average interest rate of 1.30%, a weighted average maturity of approximately 11 months and represented 6% of total assets.  There were no borrowings from the Federal Reserve or brokered certificates of deposit from national brokers outstanding at March 31, 2014 or September 30, 2013.  These funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds in previous periods has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with deposits.  The increased flexibility has allowed the Company in past periods to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2014, the Bank had approximately $64.0 million in additional borrowing authority under the arrangement with the FHLB in addition to the $117.0 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At March 31, 2014, the Bank had approximately $127.5 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $159.3 million of commercial loans pledged as collateral under this agreement.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term note.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  The revolving line of credit will be available to be used for working capital.  There was no outstanding balance under the revolving line of credit during the three months ended March 31, 2014.  Interest on these borrowings will equal the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and begin on March 31, 2014 and end on January 17, 2021.  Common shares of the Bank that were held by the Company were pledged as collateral to secure the loans.

At March 31, 2014, the Bank had outstanding firm commitments to originate loans of $109.2 million and commitments to sell loans originated for sale of $91.6 million, all of which were on a “best-efforts” basis.  Certificates of deposit totaling $232.6 million, or 22.5% of total deposits, at March 31, 2014 were scheduled to mature in one year or less.  Based on historical experience, management believes the majority of maturing retail certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common and preferred shareholders and paying interest and principal on outstanding debt.  During the quarters ended March 31, 2014 and 2013, the Company paid cash dividends to its common and preferred shareholders totaling $1.3 million and $1.4 million, respectively, repaid principal on borrowed money of $250,000 and $0, respectively, and paid interest on outstanding debt totaling $173,000 and $125,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OCC and the non-objection of the Federal Reserve Bank are required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  To the extent that any such capital distributions are not approved by these regulators in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At March 31, 2014 and September 30, 2013, the Company

had cash and cash equivalents totaling $103,000 and $511,000, respectively, and a demand loan extended to the Bank totaling $3.9 million and $3.5 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary source and use of cash in operations is to originate loans held for sale, which used $287.0 million in cash and provided proceeds of $317.7 million from loan sales during the six months ended March 31, 2014 compared with $690.3 million and $723.5 million, respectively, in the same 2013 period.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio increased $39.4 million for the six months ended March 31, 2014 compared with an increase of $27.2 million for the six months ended March 31, 2013.  Other significant uses of cash from investing activities for the six months ended March 31, 2014 included $22.5 million for the purchase of debt securities available for sale, $45.1 million for the purchase of debt securities held to maturity and $6.5 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the six months ended March 31, 2013 included $50.6 million for the purchase of debt securities available for sale and $7.1 million for the purchase of FHLB stock.

Sources of cash from investing activities for the six months ended March 31, 2014 included proceeds from maturities of debt securities available for sale totaling $51.3 million, proceeds from FHLB stock redemptions of $5.1 million, principal repayments on mortgage-backed securities totaling $780,000 and proceeds from the sale of real estate acquired in settlement of loans of $1.5 million.  Sources of cash from investing activities for the six months ended March 31, 2013 included proceeds from maturities of debt securities available for sale totaling $37.9 million, proceeds from FHLB stock redemptions of $8.1 million and proceeds from the sale of real estate acquired in settlement of loans of $9.2 million.

The Company’s primary sources of cash from financing activities for the six months ended March 31, 2014 included a $21.2 million increase in deposits, a $39.0 million increase in FHLB advances, a $3.4 million increase in overnight retail repurchase agreements and $10.0 million increase in other borrowed money.  The primary sources of cash from financing activities for the six months ended March 31, 2013 was a $12.6 million increase in deposits and an $11.0 million increase in overnight retail repurchase agreements.

Primary uses of cash from financing activities for the six months ended March 31, 2014 included the repurchase of $10.0 million of preferred stock, a $2.0 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $2.1 million and dividends paid on preferred stock of $406,000.  Primary uses of cash from financing activities for the six months ended March 31, 2013 included a $23.0 million decrease in FHLB advances, a $2.9 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $2.2 million and dividends paid on preferred stock of $635,000.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of March 31, 2014, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

			Retail
	Certificates	FHLB	Repurchase	Term	Subordinated
	of Deposit	Borrowings	Agreements	Loan	Debentures
	(In thousands)
Maturing in:
Three months or less	$81,906	$88,000	$38,882	$250	$—
Over three months through six months	51,791	—	—	250	—
Over six months through twelve months	98,942	25,000	—	500	—
Over twelve months	104,686	4,000	—	8,750	19,589
Total	$337,325	$117,000	$38,882	$9,750	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2014 are as follows:

Less than one year	$1,468,908
Over 1 year through 3 years	2,566,221
Over 3 years through 5 years	1,619,014
Over 5 years	795,637
Total	$6,449,780

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at March 31, 2014.

As of March 31, 2014, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2014 and September 30, 2013.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of March 31, 2014:
Tangible capital (to total assets)	$129,755	9.73%	$19,996	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	142,674	13.86%	82,336	8.00%	$102,920	10.00%
Tier I risk-based capital (to risk-weighted assets)	129,755	12.61%	N/A	N/A	61,752	6.00%
Tier I leverage capital (to average assets)	129,755	9.73%	53,322	4.00%	66,653	5.00%

As of September 30, 2013:
Tangible capital (to total assets)	$127,757	10.05%	$19,064	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	140,336	14.03%	80,016	8.00%	$100,020	10.00%
Tier I risk-based capital (to risk-weighted assets)	127,757	12.77%	N/A	N/A	60,012	6.00%
Tier I leverage capital (to average assets)	127,757	10.05%	50,838	4.00%	63,547	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

For the three and six months ended March 31, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At March 31, 2014, the Company had issued $64.8 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the six months ended March 31, 2014 and 2013.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at March 31, 2014 and September 30, 2013 were $598,000 and $843,000, respectively.

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

During the quarter ended March 31, 2014, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014, and concluded that the Company’s disclosure controls and procedures were not effective as of such date.  The Company’s management determined that the material weakness that existed as of September 30, 2013 and December 31, 2013, which is described below, had not been remediated as of March 31, 2014.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management had previously identified the following material weakness in the Company’s internal control over financial reporting as of September 30, 2013 and December 31, 2013:

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

During the quarter ended December 31, 2013, management began to implement changes to the Company’s internal control over financial reporting to address the material weakness.  Such changes included providing clearer designation and allocation of responsibilities within the Company’s loan underwriting and credit administration functions, implementing additional processes and documentation procedures, and providing additional training to loan underwriting and credit administration staff.  When completed and tested, management anticipates that such changes will result in the remediation of the material weakness.  While management believes significant progress toward remediation was achieved during the quarter ended March 31, 2014, such controls were not fully implemented and tested as of March 31, 2014 and, as a result, management concluded that the material weakness had not been remediated as of March 31, 2014.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 through January 31, 2014	488	$11.46	—	403,800
February 1, 2014 through February 28, 2014	537	$10.39	—	403,800
March 1, 2014 through March 31, 2014	515	$10.18	—	403,800
Total	1,540	$10.66	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended March 31, 2014.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	May 9, 2014	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	May 9, 2014	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer