Form 10-Q
period 2014-06-30
PULASKI FINANCIAL CORP
filed 2014-08-08
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, par value $.01 per share	12,081,767 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2014

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND SEPTEMBER 30, 2013

	June 30,	September 30,
	2014	2013
ASSETS
Cash and amounts due from depository institutions	$20,847,442	$16,829,435
Federal funds sold and overnight interest-bearing deposits	57,991,392	69,479,143
Total cash and cash equivalents	78,838,834	86,308,578
Debt and mortgage-backed securities available for sale, at fair value	3,084,079	38,916,833
Debt and mortgage-backed securities held to maturity, at amortized cost (fair value of $48,558,004 and $4,537,359 at June 30, 2014 and September 30, 2013, respectively)	48,422,441	4,294,096
Capital stock of Federal Home Loan Bank, at cost	9,019,800	4,777,400
Mortgage loans held for sale, at lower of cost or market	60,231,204	70,473,361
Loans receivable (net of allowance for loan losses of $16,830,091 and $18,306,114 at June 30, 2014 and September 30, 2013, respectively)	1,093,309,304	988,668,268
Real estate acquired in settlement of loans (net of allowance for losses of $850,829 and $1,837,800 at June 30, 2014 and September 30, 2013, respectively)	7,592,634	6,394,712
Premises and equipment, net	17,364,976	17,859,113
Goodwill	3,938,524	3,938,524
Accrued interest receivable	2,905,366	3,151,197
Bank-owned life insurance	33,436,062	32,747,251
Deferred tax assets	9,228,370	10,570,235
Prepaid expenses, accounts receivable and other assets	6,792,027	7,844,852

Total assets	$1,374,163,621	$1,275,944,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$999,463,477	$1,010,811,599
Borrowed money	224,113,419	113,482,909
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,887,947	3,864,859
Accrued interest payable	348,037	469,909
Other liabilities	11,211,632	11,668,078
Total liabilities	1,257,613,512	1,159,886,354

STOCKHOLDERS’ EQUITY :

Preferred stock - $0.01 par value per share, 1,000,000 shares authorized; 6,653 and 17,388 shares issued at June 30, 2014 and September 30, 2013, respectively; $1,000 per share liquidation value, net of discount	6,653,000	17,310,083
Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,087 and 13,082,271 shares issued at June 30, 2014 and September 30, 2013, respectively	130,821	130,823
Treasury stock - at cost (1,360,757 and 2,017,782 shares at June 30, 2014 and September 30, 2013, respectively)	(12,352,444)	(15,851,041)
Additional paid-in capital	62,409,549	58,402,572
Accumulated other comprehensive loss, net	(17,342)	(25,540)
Retained earnings	59,726,525	56,091,169
Total stockholders’ equity	116,550,109	116,058,066

Total liabilities and stockholders’ equity	$1,374,163,621	$1,275,944,420

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and Dividend Income:
Loans receivable	$11,578,360	$11,380,812	$33,312,740	$34,963,841
Mortgage loans held for sale	487,684	1,237,637	1,419,295	4,219,411
Securities and other	91,158	88,745	297,893	312,987
Total interest and dividend income	12,157,202	12,707,194	35,029,928	39,496,239
Interest Expense:
Deposits	829,150	1,168,553	2,693,578	3,929,897
Borrowed money	327,569	251,401	851,061	725,778
Subordinated debentures	123,342	125,621	371,415	382,877
Total interest expense	1,280,061	1,545,575	3,916,054	5,038,552
Net interest income	10,877,141	11,161,619	31,113,874	34,457,687
Provision for loan losses	200,000	1,800,000	900,000	5,240,000
Net interest income after provision for loan losses	10,677,141	9,361,619	30,213,874	29,217,687
Non-Interest Income:
Mortgage revenues	1,244,621	3,443,682	2,784,470	9,579,825
Retail banking fees	1,099,467	997,753	3,133,262	3,144,944
Investment brokerage revenues	1,605	185,367	163,765	742,496
Bank-owned life insurance	232,880	211,815	688,812	665,119
Other	17,030	74,963	151,206	133,217
Total non-interest income	2,595,603	4,913,580	6,921,515	14,265,601
Non-Interest Expense:
Salaries and employee benefits	4,651,328	4,414,003	13,416,154	13,392,998
Occupancy, equipment and data processing expense	2,762,297	2,663,861	8,121,985	7,569,056
Advertising	167,298	157,381	473,095	387,981
Professional services	507,797	568,774	1,832,547	1,924,058
FDIC deposit insurance premium expense	277,713	265,281	802,172	975,452
Real estate foreclosure (recoveries) losses and expense, net	(10,927)	111,523	(296,134)	1,565,679
Postage, document delivery and office supplies expense	190,165	169,499	493,741	536,260
Other	340,471	447,059	980,606	1,409,808
Total non-interest expense	8,886,142	8,797,381	25,824,166	27,761,292
Income before income taxes	4,386,602	5,477,818	11,311,223	15,721,996
Income tax expense	1,381,966	1,869,647	3,700,604	5,333,922
Net income	$3,004,636	$3,608,171	$7,610,619	$10,388,074
Other comprehensive income:
Unrealized gain (loss) on debt and mortgage-backed securities available for sale	27,656	(68,466)	13,223	(99,255)
Income tax (benefit) expense	(10,509)	26,017	(5,025)	37,716
Net unrealized gain (loss)	17,147	(42,449)	8,198	(61,539)
Comprehensive income	$3,021,783	$3,565,722	$7,618,817	$10,326,535
Income available to common shares	$2,804,241	$3,234,526	$6,926,774	$9,203,203
Per Common Share Amounts:
Basic earnings per common share	$0.25	$0.30	$0.63	$0.85
Weighted average common shares outstanding - basic	11,023,167	10,914,913	10,980,401	10,881,986
Diluted earnings per common share	$0.25	$0.29	$0.61	$0.83
Weighted average common shares outstanding - diluted	11,418,794	11,147,049	11,373,371	11,116,479

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2014

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total
BALANCE, SEPTEMBER 30, 2013	$17,310,083	$130,823	$(15,851,041)	$58,402,572	$(25,540)	$56,091,169	$116,058,066
Net income	—	—	—	—	—	7,610,619	7,610,619
Other comprehensive loss	—	—	—	—	8,198	—	8,198
Common stock dividends ($0.285 per share)	—	—	—	—	—	(3,291,418)	(3,291,418)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(14,925)	—	—	(14,925)
Preferred stock dividends	—	—	—	—	—	(579,113)	(579,113)
Accretion of discount on preferred stock	77,917	—	—	—	—	(77,917)	—
Repurchase of preferred shares (10,000 shares)	(10,000,000)	—	—	—	—	—	(10,000,000)
Exchange of preferred shares (735 shares) for common shares (68,818 shares)	(735,000)	—	340,511	421,304	—	(26,815)	—
Stock options exercised (3,400 shares)	—	—	20,023	(513)	—	—	19,510
Stock option and award expense	—	—	—	242,296	—	—	242,296
Common stock issued (604,542 shares)	—	—	3,421,038	3,192,911	—	—	6,613,949
Common stock issued under employee compensation plans (37,891 shares)	—	(2)	189,232	(108,657)	—	—	80,573
Forfeiture of restricted common stock (43,452 shares)	—	—	(316,331)	316,331	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (14,358 shares)	—	—	(155,876)	—	—	—	(155,876)
Equity trust expense, net of forfeitures	—	—	—	(34,334)	—	—	(34,334)
Excess tax benefit from stock-based compensation	—	—	—	(7,436)	—	—	(7,436)
BALANCE, JUNE 30, 2014	$6,653,000	$130,821	$(12,352,444)	$62,409,549	$(17,342)	$59,726,525	$116,550,109

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2012	$24,976,239	$130,687	$(15,939,378)	$56,849,475	$21,475	$52,128,674	$118,167,172
Net income	—	—	—	—	—	10,388,074	10,388,074
Other comprehensive loss	—	—	—	—	(61,539)	—	(61,539)
Common stock dividends ($0.285 per share)	—	—	—	—	—	(3,241,042)	(3,241,042)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(18,175)	—	—	(18,175)
Preferred stock dividends	—	—	—	—	—	(927,800)	(927,800)
Accretion of discount on preferred stock	257,071	—	—	—	—	(257,071)	—
Repurchase of preferred shares (2,030 shares)	(2,008,757)	—	—	—	—	28,178	(1,980,579)
Stock options exercised (8,400 shares)	—	—	29,568	34,390	—	—	63,958
Stock option and award expense	—	—	—	993,020	—	—	993,020
Common stock issued, net (13,653 shares)	—	136	—	(136)	—	—	—
Common stock issued under employee compensation plans (49,758 shares)	—	—	88,940	(15,706)	—	—	73,234
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (66,428 shares)	—	—	(620,715)	—	—	—	(620,715)
Distribution of equity trust shares (87,769 shares)	—	—	776,760	(776,760)	—	—	—
Equity trust expense, net of forfeitures	—	—	—	415,546	—	—	415,546
Tax cost from release of equity trust shares	—	—	—	42,078	—	—	42,078
BALANCE, JUNE 30, 2013	$23,224,553	$130,823	$(15,664,825)	$57,523,732	$(40,064)	$58,119,013	$123,293,232

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Nine Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$7,610,619	$10,388,074
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,547,362	1,491,210
Net deferred loan costs	1,268,700	1,269,970
Debt and mortgage-backed securities premiums and discounts, net	90,392	362,614
Equity trust (benefit) expense	(34,334)	96,989
Stock option and award expense	242,296	993,020
Provision for loan losses	900,000	5,240,000
(Recovery of) provision for losses on real estate acquired in settlement of loans	(391,259)	1,219,026
Gains on sales of real estate acquired in settlement of loans	(120,571)	(396,846)
Originations of mortgage loans held for sale	(500,242,713)	(1,052,475,470)
Proceeds from sales of mortgage loans held for sale	507,607,356	1,081,676,904
Gain on sales of loans held for sale	(3,026,356)	(9,874,904)
Increase in cash value of bank-owned life insurance	(688,812)	(665,119)
Decrease in deferred tax asset	1,341,865	739,142
Common stock issued under employee compensation plan	80,573	73,234
Excess tax expense from stock-based compensation	7,436	—
Tax benefit for release of equity trust shares	—	(42,078)
(Decrease) increase in accrued expenses	(227,527)	907,765
Increase in current income taxes payable	663,007	304,984
Changes in other assets and liabilities	272,399	3,902,711
Net adjustments	9,289,814	34,823,152
Net cash provided by operating activities	16,900,433	45,211,226

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	58,255,000	44,285,000
Principal payments on mortgage-backed securities	992,650	1,113,639
Redemption of Federal Home Loan Bank stock	11,109,600	12,798,100
Sales of real estate acquired in settlement of loans receivable	3,035,788	9,956,308
Purchases of:
Debt securities available for sale	(22,496,540)	(58,296,301)
Debt securities held to maturity	(45,123,871)	—
Federal Home Loan Bank stock	(15,352,000)	(13,791,900)
Premises and equipment	(1,053,225)	(908,770)
Net increase in loans receivable	(104,627,746)	(21,842,831)
Net cash used in investing activities	$(115,260,344)	$(26,686,755)

(Continued on next page.)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2014 AND 2013, CONTINUED

	Nine Months Ended
	June 30,
	2014	2013
Cash Flows From Financing Activities:
Net decrease in deposits	$(11,348,122)	$(38,798,535)
Net (decrease) increase in overnight retail repurchase agreements	(7,569,490)	14,895,851
Proceeds from (repayment of) Federal Home Loan Bank advances, net	108,700,000	21,000,000
Proceeds received from term loan	10,000,000	—
Payment on term loan	(500,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(976,912)	(2,038,381)
Proceeds from stock options excercised	19,510	63,958
Issuance of treasury shares to equity trust	—	318,557
Excess tax expense from stock-based compensation	(7,436)	—
Tax expense for release of equity trust shares	—	42,078
Repurchase of preferred shares, net	(10,000,000)	(1,980,579)
Dividends paid on common stock	(3,291,418)	(3,241,042)
Dividends paid on preferred stock	(579,113)	(927,800)
Common stock issued from treasury shares	6,613,949	—
Commission on shares purchased for dividend reinvestment plan	(14,925)	(18,175)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(155,876)	(620,715)
Net cash provided by (used in) financing activities	90,890,167	(11,304,783)
Net (decrease) increase in cash and cash equivalents	(7,469,744)	7,219,688
Cash and cash equivalents at beginning of period	86,308,578	62,334,922
Cash and cash equivalents at end of period	$78,838,834	$69,554,610

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$2,816,576	$4,098,717
Interest on borrowed money	849,376	723,989
Interest on subordinated debentures	371,596	383,143
Cash paid during the period for interest	4,037,548	5,205,849
Income taxes, net	1,708,192	4,210,000

Noncash Activities:
Real estate acquired in settlement of loans receivable	4,061,080	7,812,578
Loans to facilitate the sale of real estate acquired in settlement of loans receivable	339,200	1,235,050
Exchange of preferred shares for common shares	735,000	—

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2014 and September 30, 2013 and its results of operations for the three- and nine-month periods ended June 30, 2014 and 2013.  The results of operations for the three- and nine-month periods ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.  The determination of the allowance for loan losses, the liability for loans sold and the valuation of the deferred tax assets are significant estimates reported within the consolidated financial statements.

Certain reclassifications have been made to the 2013 amounts to conform to the 2014 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying consolidated financial statements include the effects of any subsequent events that should be recognized in such consolidated financial statements as of June 30, 2014, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The Preferred Stock paid cumulative dividends of 5% per year for the first five years and 9% per year beginning on February 16, 2014.  The Company may, at its option, redeem the Preferred Stock at the liquidation preference plus accrued and unpaid dividends.

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

During January 2014, the Company repurchased from a private investor, $10.0 million in liquidation value of the Preferred Stock using the proceeds from a term loan obtained from a commercial bank.  Refer to Note 9, Borrowed Money, for a summary of the loan terms.  During June 2014, the Company issued 68,818 shares of its common stock in exchange for $735,000 in liquidation value of the Preferred Stock, representing a premium paid of $26,815.  The common shares were issued in a private transaction exempt from registration under the federal securities laws.  Following these transactions, $6.7 million of the Preferred Stock remained outstanding.  On July 31, 2014, the Company completed the mandatory redemption of the remaining balance of its Preferred Stock using the $6.7 million in cash obtained from the common shares issued during June 2014.  The transaction reduced total shareholders’ equity by the same amount.

3.                          EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The effect of potential dilutive securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$3,004,636	$3,608,171	$7,610,619	$10,388,074
Less:
Premium paid to repurchase of preferred stock	(26,815)	—	(26,815)	—
Preferred dividends declared	(173,580)	(292,350)	(579,113)	(927,800)
Accretion of discount on preferred stock	—	(81,295)	(77,917)	(257,071)
Income available to common shares	$2,804,241	$3,234,526	$6,926,774	$9,203,203

Weighted average common shares outstanding - basic	11,023,167	10,914,913	10,980,401	10,881,986
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	202,724	179,313	208,210	189,598
Equivalent shares - employee stock options and awards	192,903	52,823	184,760	44,895
Weighted average common shares outstanding - diluted	11,418,794	11,147,049	11,373,371	11,116,479

Earnings per share:
Basic	$0.25	$0.30	$0.63	$0.85
Diluted	$0.25	$0.29	$0.61	$0.83

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period.  Proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.  Options to purchase common shares totaling 384,568 and 410,579 were excluded from the computations of diluted earnings per share for the three months ended June 30, 2014 and 2013, respectively, and 396,666 and 442,067 for the nine months ended June 30, 2014 and 2013, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.                          STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company and awards of restricted shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At June 30, 2014, the Company had 577,911 reserved but unissued shares that can be awarded in the form of stock options or restricted share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the nine- month period ended June 30, 2014 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2013	269,530	$7.31
Granted	30,596	10.23
Vested	(39,868)	7.61
Forfeited	(43,452)	7.28
Nonvested at June 30, 2014	216,806	$7.68

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the nine-month period ended June 30, 2014 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2013	604,586	$11.26
Granted	—	—
Exercised	(3,400)	5.74
Expired	(2,375)	13.82
Forfeited	(20,651)	12.57
Outstanding at June 30, 2014	578,160	$11.23	$736,635	3.4
Exercisable at June 30, 2014	565,794	$11.30	$697,845	3.3

As of June 30, 2014, the total unrecognized compensation expense related to nonvested stock options and restricted stock awards was approximately $15,000 and $462,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 1.3 and 2.2 years, respectively.

There were no stock options granted during the nine months ended June 30, 2014. The Company granted options to acquire 17,500 shares of its common stock during the nine months ended June 30, 2013 at an average exercise price of $8.39.  The fair value of stock options granted during the nine months ended June 30, 2013 was estimated on the dates of grant using the Black-Scholes option pricing model with the following average assumptions:

Risk free interest rate	0.85%
Expected volatility	44.36%
Expected life in years	6.0
Dividend yield	5.02%
Expected forfeiture rate	5.30%

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but unvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas unvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Excess shares held by the trust were used to fund participant contributions during the nine months ended June 30, 2014.  As a result, the plan purchased no shares on behalf of the participants during the nine months ended June 30, 2014. The plan purchased 13,600 shares on behalf of the participants at an average price of $9.86 during the nine months ended June 30, 2013.  There were no vested shares distributed to participants during the nine months ended June 30, 2014.  There were 87,769 vested shares distributed to participants during the nine months ended June 30, 2013 with an aggregate market value at the time of distribution of $888,000.  At June 30, 2014, there were 354,123 shares in the plan with an aggregate carrying value of $3.2 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 199,802 shares that were not yet vested.

5.                      INCOME TAXES

Deferred tax assets totaled $9.2 million and $10.6 million at June 30, 2014 and September 30, 2013, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  Management believes, based on all positive and negative evidence, that the realization of the deferred tax assets at June 30, 2014 is more likely than not, and accordingly, no valuation allowance has been recorded.  The ultimate outcome of future facts and circumstances could require a valuation allowance and any charges to establish such valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

At June 30, 2014, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of June 30, 2014, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2010 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                      DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of U.S. Treasury	$5,007,383	$2,773	$—	$5,010,156
Debt obligations of government-sponsored entities	40,095,031	2,736	(14,221)	40,083,546
Mortgage-backed securities:
Ginnie Mae	49,483	1,559	—	51,042
Fannie Mae	3,266,766	142,682	—	3,409,448
Collateralized mortgage obligations:
Freddie Mac	3,778	34	—	3,812

Total held to maturity	$48,422,441	$149,784	$(14,221)	$48,558,004

Weighted average yield at end of period	0.38%

AVAILABLE FOR SALE:
Debt obligations of government-sponsored entities	$2,925,000	$—	$(32,552)	$2,892,448
Mortgage-backed securities:
Ginnie Mae	187,050	4,581	—	191,631
Total available for sale	$3,112,050	$4,581	$(32,552)	$3,084,079

Weighted average yield at end of period	1.54%

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:
Mortgage-backed securities:
Ginnie Mae	$63,961	$2,250	$—	$66,211
Fannie Mae	4,225,929	240,972	—	4,466,901
Collateralized mortgage obligations:
Freddie Mac	4,206	41	—	4,247

Total held to maturity	$4,294,096	$243,263	$	$4,537,359

Weighted average yield at end of period	3.72%

AVAILABLE FOR SALE:
Debt obligations of U.S. Treasury	$9,038,947	$3,240	$—	$9,042,187
Debt obligations of government-sponsored entities	29,698,954	5,059	(55,302)	29,648,711
Mortgage-backed securities:
Ginnie Mae	220,126	5,809	—	225,935
Total available for sale	$38,958,027	$14,108	$(55,302)	$38,916,833

Weighted average yield at end of period	0.32%

The following summary displays the length of time debt securities were in a continuous unrealized loss position as of June 30, 2014 and September 30, 2013.  Based on the existing facts and circumstances, the Company determined that no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	June 30, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$35,080,049	$14,221	$—	$—	$35,080,049	$14,221

Available for Sale:
Debt obligations of government-sponsored entities	—	—	2,892,448	32,552	2,892,448	32,552

Total	$35,080,049	$14,221	$2,892,448	$32,552	$37,972,497	$46,773

September 30, 2013
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale:
Debt obligations of government-sponsored entities	$19,203,205	$55,302	$—	$—	$19,203,205	$55,302

Certain debt and mortgage-backed securities available for sale and held to maturity with aggregate carrying values totaling approximately $30.1 million and $42.7 million at June 30, 2014 and September 30, 2013, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements and for other purposes as required by law.

7.                      LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30,	September 30,
	2014	2013
Single-family residential real estate:
First mortgage	$252,961,465	$212,357,311
Second mortgage	40,784,487	43,208,366
Home equity lines of credit	96,672,105	110,905,455
Total single-family residential real estate	390,418,057	366,471,132
Commercial:
Commercial and multi-family real estate:
Owner-occupied	128,474,466	110,486,449
Non-owner occupied	274,975,329	237,516,168
Land acquisition and development	37,431,067	40,430,063
Real estate construction and development	47,426,874	20,548,621
Commercial and industrial	224,816,493	226,263,371
Total commercial	713,124,229	635,244,672
Consumer and installment	3,164,576	3,326,428
Subtotal	1,106,706,862	1,005,042,232
Add (less):
Deferred loan costs	4,159,580	3,188,386
Loans in process	(727,047)	(1,256,236)
Allowance for loan losses	(16,830,091)	(18,306,114)
Total	$1,093,309,304	$988,668,268

Weighted average interest rate at end of period	4.21%	4.45%

Ratio of allowance to total outstanding loans	1.52%	1.82%

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

For purposes of determining the general allowance for loan losses, the Company has segmented its loan portfolio into the following pools (or segments) that have similar risk characteristics: residential loans, commercial loans and consumer loans.  Loans within these segments are further divided into subsegments, or classes, based on the associated risks within these subsegments.  Residential mortgage loans are divided into three classes, including single-family first mortgage loans, single-family second mortgage loans and home equity lines of credit.  Commercial loans are divided into four classes, including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans and commercial and industrial loans.  Consumer loans are not subsegmented because of the small balance in this segment.

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

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At June 30, 2014, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when home equity lines of credit at June 30, 2014 are scheduled to convert to a fully-amortizing basis:

Principal Balance
At June 30,
2014
(In thousands)
Period ended June 30,
2014	$3,746
2015	12,463
2016	17,960
2017	22,920
2018	29,187
2019	9,148
Thereafter	1,248
Total	$96,672

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

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure.  These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology includes risk factors that allow management to adjust its estimates of losses based on the most recent information available.  Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, including the impact of scheduled loan maturities, conversion of home equity lines of credit to a fully amortizing basis, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$16,829,103	$18,607,768	$18,306,114	$17,116,595
Provision charged to expense	200,000	1,800,000	900,000	5,240,000
Charge-offs:
Single-family residential real estate:
First mortgage	525,651	1,328,243	1,500,407	2,930,293
Second mortgage	130,677	209,903	499,550	1,077,609
Home equity lines of credit	236,824	557,041	1,249,188	1,906,290
Total single-family residential real estate	893,152	2,095,187	3,249,145	5,914,192
Commercial loans:
Commercial and multi-family real estate	—	438,336	—	1,002,650
Land acquisition and development	—	—	1,027,207	24,444
Real estate construction and development	—	1,400	—	259,743
Commercial and industrial	—	—	995	483,620
Total commercial	—	439,736	1,028,202	1,770,457
Consumer and installment	26,528	25,244	80,316	84,355
Total charge-offs	919,680	2,560,167	4,357,663	7,769,004
Recoveries:
Single-family residential real estate:
First mortgage	199,078	30,063	391,164	58,547
Second mortgage	18,774	44,792	76,784	153,974
Home equity lines of credit	7,334	151,876	237,364	309,015
Total single-family residential real estate	225,186	226,731	705,312	521,536
Commercial loans:
Commercial and multi-family real estate	484,981	109,873	777,826	1,218,642
Land acquisition and development	3,600	5,900	4,200	22,560
Real estate construction and development	200	383	260	1,797,460
Commercial and industrial	600	375,350	471,500	400,496
Total commercial	489,381	491,506	1,253,786	3,439,158
Consumer and installment	6,101	15,435	22,542	32,988
Total recoveries	720,668	733,672	1,981,640	3,993,682
Net charge-offs	199,012	1,826,495	2,376,023	3,775,322
Balance, end of period	$16,830,091	$18,581,273	$16,830,091	$18,581,273

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three and nine months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103
Provision charged (credited) to expense	441,844	(248,734)	30,431	(23,541)	200,000
Charge-offs	(893,152)	—	(26,528)	—	(919,680)
Recoveries	225,186	489,381	6,101	—	720,668
Balance, end of period	$8,056,057	$8,594,897	$28,752	$150,385	$16,830,091

	Three Months Ended June 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,420,655	$9,020,493	$24,067	$142,553	$18,607,768
Provision charged (credited) to expense	2,567,952	(740,358)	4,985	(32,579)	1,800,000
Charge-offs	(2,095,187)	(439,736)	(25,244)	—	(2,560,167)
Recoveries	226,731	491,506	15,435	—	733,672
Balance, end of period	$10,120,151	$8,331,905	$19,243	$109,974	$18,581,273

	Nine Months Ended June 30, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114
Provision charged (credited) to expense	626,177	258,387	61,579	(46,143)	900,000
Charge-offs	(3,249,145)	(1,028,202)	(80,316)	—	(4,357,663)
Recoveries	705,312	1,253,786	22,542	—	1,981,640
Balance, end of period	$8,056,057	$8,594,897	$28,752	$150,385	$16,830,091

	Nine Months Ended June 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,348,111	$7,633,303	$28,272	$106,909	$17,116,595
Provision charged (credited) to expense	6,164,696	(970,099)	42,338	3,065	5,240,000
Charge-offs	(5,914,192)	(1,770,457)	(84,355)	—	(7,769,004)
Recoveries	521,536	3,439,158	32,988	—	3,993,682
Balance, end of period	$10,120,151	$8,331,905	$19,243	$109,974	$18,581,273

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of June 30, 2014 and September 30, 2013, respectively.

	June 30, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,000,819	$166,004	$—	$—	$1,166,823
Loans collectively evaluated for impairment	7,055,238	8,428,893	28,752	150,385	15,663,268
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$8,056,057	$8,594,897	$28,752	$150,385	$16,830,091

Recorded investment in loans receivable at end of period:
Total loans receivable	$393,024,665	$713,943,745	$3,170,985		$1,110,139,395
Loans receivable individually evaluated for impairment	16,804,650	6,979,180	72,275		23,856,105
Loans receivable collectively evaluated for impairment	376,220,015	706,964,565	3,098,710		1,086,283,290
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,852,701	$536,529	$16,487	$—	$2,405,717
Loans collectively evaluated for impairment	8,121,012	7,574,397	8,460	196,528	15,900,397
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114

Recorded investment in loans receivable at end of period:
Total loans receivable	$368,073,208	$635,572,841	$3,328,333		$1,006,974,382
Loans receivable individually evaluated for impairment	18,902,744	8,758,681	106,724		27,768,149
Loans receivable collectively evaluated for impairment	349,170,464	626,814,160	3,221,609		979,206,233
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of June 30, 2014 and September 30, 2013.  The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	June 30, 2014		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$6,661,996	$6,717,810	$9,752,803	$9,812,044
Troubled debt restructurings current under restructured terms	12,401,694	12,478,522	11,305,093	11,371,198
Troubled debt restructurings past due under restructured terms	4,612,866	4,659,773	6,549,904	6,584,907
Total non-performing loans	23,676,556	23,856,105	27,607,800	27,768,149
Troubled debt restructurings returned to accrual status	18,937,697	19,036,609	23,418,016	23,528,528
Total impaired loans	$42,614,253	$42,892,714	$51,025,816	$51,296,677

(1) All non-performing loans at June 30, 2014 and September 30, 2013 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 10, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at June 30, 2014 and September 30, 2013 by the impairment method used.

	June 30,	September 30,
	2014	2013
	(In thousands)
Fair value of collateral method	$31,535	$39,691
Present value of cash flows method	11,079	11,335
Total impaired loans	$42,614	$51,026

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

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of June 30, 2014 and September 30, 2013.  The recorded investments have been reduced by all partial charge-offs.

	June 30, 2014
	Loans with Partial Charges-off Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$4,253,352	$1,837,642	$2,415,710	$17,082,486	$19,498,196	$19,679,990	$—
Second mortgage	866,769	492,171	374,598	2,506,077	2,880,675	2,906,579	—
Home equity lines of credit	1,162,431	489,595	672,836	2,958,586	3,631,422	3,631,422	—
Total single-family residential real estate	6,282,552	2,819,408	3,463,144	22,547,149	26,010,293	26,217,991	—
Commercial:
Commercial and multi-family real estate	5,242,865	1,514,641	3,728,224	5,655,543	9,383,767	9,403,349	—
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	299,903	259,743	40,160	—	40,160	37,441	—
Commercial and industrial	1,861,075	1,434,034	427,041	1,834,434	2,261,475	2,270,921	—
Total commercial	7,403,843	3,208,418	4,195,425	7,489,977	11,685,402	11,711,711	—
Consumer and installment	111,430	93,843	17,587	101,960	119,548	120,085	—
Total	13,797,825	6,121,669	7,676,156	30,139,086	37,815,243	38,049,787	—
With an allowance recorded:
Single-family residential real estate:
First mortgage	668,456	249,996	418,460	2,830,166	3,248,626	3,283,355	598,015
Second mortgage	33,008	57	32,951	724,835	757,786	765,153	203,352
Home equity lines of credit	22,287	16,286	6,001	225,148	231,149	231,148	199,452
Total single-family residential real estate	723,751	266,339	457,412	3,780,149	4,237,561	4,279,656	1,000,819
Commercial:
Commercial and multi-family real estate	—	—	—	28,899	28,899	29,174	28,899
Land acquisition and development	55,413	14,879	40,534	—	40,534	41,522	2,285
Commercial and industrial	—	—	—	492,016	492,016	492,575	134,820
Total commercial	55,413	14,879	40,534	520,915	561,449	563,271	166,004
Total	779,164	281,218	497,946	4,301,064	4,799,010	4,842,927	1,166,823
Total:
Single-family residential real estate:
First mortgage	4,921,808	2,087,638	2,834,170	19,912,652	22,746,822	22,963,345	598,015
Second mortgage	899,777	492,228	407,549	3,230,912	3,638,461	3,671,732	203,352
Home equity lines of credit	1,184,718	505,881	678,837	3,183,734	3,862,571	3,862,570	199,452
Total single-family residential real estate	7,006,303	3,085,747	3,920,556	26,327,298	30,247,854	30,497,647	1,000,819
Commercial:
Commercial and multi-family real estate	5,242,865	1,514,641	3,728,224	5,684,442	9,412,666	9,432,523	28,899
Land acquisition and development	55,413	14,879	40,534	—	40,534	41,522	2,285
Real estate construction and development	299,903	259,743	40,160	—	40,160	37,441	—
Commercial and industrial	1,861,075	1,434,034	427,041	2,326,450	2,753,491	2,763,496	134,820
Total commercial	7,459,256	3,223,297	4,235,959	8,010,892	12,246,851	12,274,982	166,004
Consumer and installment	111,430	93,843	17,587	101,960	119,548	120,085	—
Total	$14,576,989	$6,402,887	$8,174,102	$34,440,150	$42,614,253	$42,892,714	$1,166,823

	September 30, 2013
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$4,817,704	$1,892,403	$2,925,301	$22,621,982	$25,547,283	$25,712,587	$—
Second mortgage	961,909	473,023	488,886	2,648,996	3,137,882	3,154,434	—
Home equity lines of credit	709,439	290,032	419,407	2,715,868	3,135,275	3,135,274	—
Total single-family residential real estate	6,489,052	2,655,458	3,833,594	27,986,846	31,820,440	32,002,295	—
Commercial:
Commercial and multi-family real estate	3,827,364	1,159,528	2,667,836	7,628,698	10,296,534	10,343,639	—
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,459,460	2,264,801	2,275,433	—
Total commercial	6,426,096	2,868,184	3,557,912	9,088,158	12,646,070	12,701,217	—
Consumer and installment	121,830	93,842	27,988	111,912	139,900	140,480	—
Total	13,036,978	5,617,484	7,419,494	37,186,916	44,606,410	44,843,992	—

With an allowance recorded:
Single-family residential real estate:
First mortgage	286,226	68,947	217,279	3,574,340	3,791,619	3,823,190	1,068,205
Second mortgage	—	—	—	386,847	386,847	388,532	255,196
Home equity lines of credit	278,663	34,664	243,999	465,885	709,884	709,884	529,300
Total single-family residential real estate	564,889	103,611	461,278	4,427,072	4,888,350	4,921,606	1,852,701
Commercial:
Commercial and multi-family real estate	1,251,458	141,660	1,109,798	36,915	1,146,713	1,146,988	351,047
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	367,856	367,856	367,605	185,482
Total commercial	1,251,458	141,660	1,109,798	404,771	1,514,569	1,514,593	536,529
Consumer and installment	—	—	—	16,487	16,487	16,486	16,487
Total	1,816,347	245,271	1,571,076	4,848,330	6,419,406	6,452,685	2,405,717

Total:
Single-family residential real estate:
First mortgage	5,103,930	1,961,350	3,142,580	26,196,322	29,338,902	29,535,777	1,068,205
Second mortgage	961,909	473,023	488,886	3,035,843	3,524,729	3,542,966	255,196
Home equity lines of credit	988,102	324,696	663,406	3,181,753	3,845,159	3,845,158	529,300
Total single-family residential real estate	7,053,941	2,759,069	4,294,872	32,413,918	36,708,790	36,923,901	1,852,701
Commercial:
Commercial and multi-family real estate	5,078,822	1,301,188	3,777,634	7,665,613	11,443,247	11,490,627	351,047
Land acquisition and development	57,523	14,879	42,644	—	42,644	43,706	—
Real estate construction and development	301,834	259,743	42,091	—	42,091	38,439	—
Commercial and industrial	2,239,375	1,434,034	805,341	1,827,316	2,632,657	2,643,038	185,482
Total commercial	7,677,554	3,009,844	4,667,710	9,492,929	14,160,639	14,215,810	536,529
Consumer and installment	121,830	93,842	27,988	128,399	156,387	156,966	16,487
Total	$14,853,325	$5,862,755	$8,990,570	$42,035,246	$51,025,816	$51,296,677	$2,405,717

During the three months ended June 30, 2014 and 2013, charge-offs of non-performing and impaired loans totaled $920,000 and $2.6 million, respectively, including partial charge-offs of $320,000 and $821,000, respectively.  During the nine months ended June 30, 2014 and 2013, charge-offs of impaired loans totaled $4.4 million and $7.8 million, respectively, including partial charge-offs of $2.4 million and $3.5 million, respectively.  At June 30, 2014 and September 30, 2013, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $8.2 million and $9.0 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three and nine months ended June 30, 2014 and 2013.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended				Nine Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$20,491,467	$129,437	$26,443,627	$216,213	$22,193,327	$344,725	$29,398,694	$825,333
Second mortgage	2,867,697	25,025	2,854,636	24,369	3,002,043	66,616	3,427,877	106,011
Home equity lines of credit	3,314,696	7,144	3,822,400	10,027	3,214,241	37,479	3,838,364	28,039
Total single-family residential real estate	26,673,860	161,606	33,120,663	250,609	28,409,611	448,820	36,664,935	959,383
Commercial:
Commercial and multi-family real estate	9,732,352	80,980	12,156,010	—	9,993,685	227,833	13,374,282	96,378
Land acquisition and development	1,484,981	—	59,325	—	764,229	—	58,050	—
Real estate construction and development	38,364	—	35,086	—	36,380	—	138,723	—
Commercial and industrial	2,384,954	—	5,109,292	—	2,341,296	878	5,189,616	43,535
Total commercial	13,640,651	80,980	17,359,713	—	13,135,590	228,711	18,760,671	139,913
Consumer and installment	141,252	—	102,066	—	139,232	—	152,240	297
Total	40,455,763	242,586	50,582,442	250,609	41,684,433	677,531	55,577,846	1,099,593

With an allowance recorded:
Single-family residential real estate:
First mortgage	3,416,106	—	2,997,131	—	3,544,431	528	3,276,768	—
Second mortgage	705,207	—	545,964	—	603,041	—	406,447	—
Home equity lines of credit	353,763	—	542,586	—	440,880	—	371,956	—
Total single-family residential real estate	4,475,076	—	4,085,681	—	4,588,352	528	4,055,171	—
Commercial:
Commercial and multi-family real estate	594,222	—	1,289,368	—	877,030	—	644,684	—
Land acquisition and development	20,761	—	—	—	867,754	—	—	—
Real estate construction and development	—	—	—	—	2,022	—	—	—
Commercial and industrial	381,056	—	255,149	—	399,473	—	193,076	—
Total commercial	996,039	—	1,544,517	—	2,146,279	—	837,760	—
Consumer and installment	—	—	1,862	—	4,122	—	931	—
Total	5,471,115	—	5,632,060	—	6,738,753	528	4,893,862	—

Total:
Single-family residential real estate:
First mortgage	23,907,573	129,437	29,440,758	216,213	25,737,758	345,253	32,675,462	825,333
Second mortgage	3,572,904	25,025	3,400,600	24,369	3,605,084	66,616	3,834,324	106,011
Home equity lines of credit	3,668,459	7,144	4,364,986	10,027	3,655,121	37,479	4,210,320	28,039
Total single-family residential real estate	31,148,936	161,606	37,206,344	250,609	32,997,963	449,348	40,720,106	959,383
Commercial:
Commercial and multi-family real estate	10,326,574	80,980	13,445,378	—	10,870,715	227,833	14,018,966	96,378
Land acquisition and development	1,505,742	—	59,325	—	1,631,983	—	58,050	—
Real estate construction and development	38,364	—	35,086	—	38,402	—	138,723	—
Commercial and industrial	2,766,010	—	5,364,441	—	2,740,769	878	5,382,692	43,535
Total commercial	14,636,690	80,980	18,904,230	—	15,281,869	228,711	19,598,431	139,913
Consumer and installment	141,252	—	103,928	—	143,354	—	153,171	297
Total	45,926,878	242,586	56,214,502	250,609	48,423,186	678,059	60,471,708	1,099,593

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at June 30, 2014 and September 30, 2013.  The summary does not include $1.3 million of commercial loans at June 30, 2014 that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	June 30, 2014
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$3,646,670	$817,319	$2,649,042	$7,113,031	$247,814,899	$254,927,930	$—	$11,881,172
Second mortgage	159,994	569,536	119,106	848,636	40,148,376	40,997,012	—	1,795,043
Home equity lines of credit	1,198,219	451,195	899,027	2,548,441	94,551,282	97,099,723	—	3,128,436
Total single-family residential real estate	5,004,883	1,838,050	3,667,175	10,510,108	382,514,557	393,024,665	—	16,804,651
Commercial:
Commercial and multi-family real estate	—	1,139,273	—	1,139,273	402,946,141	404,085,414	—	4,136,720
Land acquisition and development	—	—	41,522	41,522	37,464,443	37,505,965	—	41,522
Real estate construction and development	—	—	—	—	47,116,152	47,116,152	—	37,441
Commercial and industrial	293,696	99,585	1,295,258	1,688,539	223,547,675	225,236,214	—	2,763,497
Total commercial	293,696	1,238,858	1,336,780	2,869,334	711,074,411	713,943,745	—	6,979,180
Consumer and installment	1,064	—	348	1,412	3,169,573	3,170,985	—	72,274
Total	$5,299,643	$3,076,908	$5,004,303	$13,380,854	$1,096,758,541	$1,110,139,395	$—	$23,856,105

	September 30, 2013
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential real estate:
First mortgage	$2,661,510	$1,033,315	$4,618,113	$8,312,938	$204,993,105	$213,306,043	$—	$14,593,039
Second mortgage	172,686	44,601	366,645	583,932	42,743,577	43,327,509	—	1,510,637
Home equity lines of credit	1,301,620	706,112	1,210,541	3,218,273	108,221,383	111,439,656	—	2,799,067
Total single-family residential real estate	4,135,816	1,784,028	6,195,299	12,115,143	355,958,065	368,073,208	—	18,902,743
Commercial:
Commercial and multi-family real estate	—	278,163	3,108,453	3,386,616	344,732,193	348,118,809	—	6,039,604
Land acquisition and development	—	—	4,278,495	4,278,495	36,234,753	40,513,248	4,278,495	43,706
Real estate construction and development	18,957	—	—	18,957	20,506,816	20,525,773	—	38,439
Commercial and industrial	24,175	3,509	450,925	478,609	225,936,402	226,415,011	—	2,636,932
Total commercial	43,132	281,672	7,837,873	8,162,677	627,410,164	635,572,841	4,278,495	8,758,681
Consumer and installment	555	3,163	16,987	20,705	3,307,628	3,328,333	—	106,725
Total	$4,179,503	$2,068,863	$14,050,159	$20,298,525	$986,675,857	$1,006,974,382	$4,278,495	$27,768,149

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

The following is a summary of the recorded investment of loan risk ratings by class at June 30, 2014 and September 30, 2013:

	June 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential real estate:
First mortgage	$242,039,366	$132,551	$9,196,413	$3,559,600	$—
Second mortgage	39,141,970	—	1,585,708	269,334	—
Home equity lines of credit	93,931,917	39,371	1,942,628	1,185,807	—
Total single-family residential real estate	375,113,253	171,922	12,724,749	5,014,741	—
Commercial:
Commercial and multi-family real estate	390,528,023	5,825,636	7,731,755	—	—
Land acquisition and development	27,252,984	4,242,253	5,969,206	41,522	—
Real estate construction and development	47,078,711	—	—	37,441	—
Commercial and industrial	220,276,112	2,120,146	2,839,956	—	—
Total commercial	685,135,830	12,188,035	16,540,917	78,963	—
Consumer and installment	3,098,710	—	18,085	54,190	—
Total	1,063,347,793	12,359,957	29,283,751	5,147,894	—
Less related specific allowance	—	—	(639,894)	(526,929)	—
Total net of allowance	$1,063,347,793	$12,359,957	$28,643,857	$4,620,965	$—

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family resdential real estate:
First mortgage	$197,061,832	$269,891	$10,833,561	$5,140,759	$—
Second mortgage	41,767,041	49,831	1,101,032	409,605	—
Home equity lines of credit	108,494,113	—	1,371,395	1,574,148	—
Total single-family residential real estate	347,322,986	319,722	13,305,988	7,124,512	—
Commercial:
Commercial and multi-family real estate	324,959,886	6,939,560	16,159,063	60,300	—
Land acquisition and development	27,675,231	6,954,392	5,883,625	—	—
Real estate construction and development	20,487,334	—	38,439	—	—
Commercial and industrial	218,211,564	4,936,156	3,267,291	—	—
Total commercial	591,334,015	18,830,108	25,348,418	60,300	—
Consumer and installment	3,221,608	—	—	106,725	—
Total	941,878,609	19,149,830	38,654,406	7,291,537	—
Less related specific allowance	—	—	(1,058,007)	(1,347,710)	—
Total net of allowance	$941,878,609	$19,149,830	$37,596,399	$5,943,827	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of June 30, 2014 and September 30, 2013.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	June 30, 2014		September 30, 2013
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$12,401,694	$12,478,522	$11,305,093	$11,371,198
Past due under restructured terms	4,612,866	4,659,773	6,549,904	6,584,907
Total non-performing	17,014,560	17,138,295	17,854,997	17,956,105
Returned to accrual status	18,937,697	19,036,609	23,418,016	23,528,528
Total troubled debt restructurings	$35,952,257	$36,174,904	$41,273,013	$41,484,633

(1) All non-performing loans at June 30, 2014 and September 30, 2013 were classified as non-accrual.

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

Loans that were restructured within the three and nine months ended June 30, 2014 and 2013, and loans that were restructured during the preceding twelve months and defaulted during the three and nine months ended June 30, 2014 and 2013 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been acquired through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Residential mortgage loans	$1,655,317	$1,361,459	$—	$349,145
Commercial loans	1,471,431	1,301,616	—	—
Consumer loans	—	—	—	—
Total	$3,126,748	$2,663,075	$—	$349,145

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Residential mortgage loans	$3,653,276	$2,871,137	$881,422	$2,620,018
Commercial loans	2,232,836	4,388,717	—	89,296
Consumer loans	—	1,341	—	—
Total	$5,886,112	$7,261,195	$881,422	$2,709,314

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at June 30, 2014 and September 30, 2013 was $0 and $175,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $1.8 million for the nine months ended June 30, 2014 compared with $2.2 million for the nine months ended June 30, 2013.  The actual amount of interest income recognized under the restructured terms totaled $628,000 for the nine months ended June 30, 2014 compared with $772,000 for the nine months ended June 30, 2013.  The Company experienced a net credit to the provision for losses related to restructured loans totaling $271,000 during the three months ended June 30, 2014 and a net increase totaling $14,000 during the nine months ended June 30, 2014, compared with increases in the provision totaling $1.0 million and $2.3 million during the same periods last year, respectively. Specific loan loss allowances related to troubled debt restructurings at June 30, 2014 and September 30, 2013 were $785,000 and $1.3 million, respectively.

8.                      DEPOSITS

Deposits at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30, 2014		September 30, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$182,941,324	—	$168,031,839	—
Interest-bearing checking	242,843,982	0.10%	237,362,430	0.10%
Savings accounts	43,194,781	0.13%	39,845,424	0.13%
Money market	215,206,816	0.29%	206,926,830	0.26%
Total demand deposits	684,186,903	0.13%	652,166,523	0.13%

Certificates of deposit:
Traditional	275,568,971	0.67%	313,216,661	0.84%
CDARS	39,707,603	0.25%	45,428,415	0.28%
Total certificates of deposit	315,276,574	0.62%	358,645,076	0.77%

Total deposits	$999,463,477	0.29%	$1,010,811,599	0.35%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  There were no certificates of deposit obtained through national brokers at June 30, 2014 or September 30, 2013.

9.                          BORROWED MONEY

Borrowed money at June 30, 2014 and September 30, 2013 is summarized as follows:

	June 30, 2014		September 30, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate
FHLB advances maturing within the period ending September 30:
2013	$—	—	$49,000,000	0.24%
2014	157,700,000	0.25%	—	—
2015	25,000,000	2.70%	25,000,000	2.70%
Thereafter	4,000,000	5.48%	4,000,000	5.48%
Total FHLB advances	186,700,000	0.69%	78,000,000	1.30%

Retail repurchase agreements	27,913,419	0.10%	35,482,909	0.10%
Term loan	9,500,000	2.65%	—	—%
Total borrowed money	$224,113,419	0.70%	$113,482,909	0.93%

The Bank offers a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Bank and its customers.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At June 30, 2014 and September 30, 2013, the Bank had $30.1 million and $42.7 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term loan.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Company’s Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the nine months ended June 30, 2014.  The rate of interest on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Monthly payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.

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

The Bank has the ability to borrow funds from the Federal Home Loan Bank equal to 35% of the Bank’s total assets under a blanket agreement that assigns all investments in Federal Home Loan Bank stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed.  In addition to the $186.7 million in advances outstanding at June 30, 2014, the Bank had approximately $9.2 million in additional borrowing capacity available to it under this arrangement.  The assets underlying the Federal Home Loan Bank borrowings are under the Bank’s physical control.

The Bank has the ability to borrow funds from the Federal Reserve under an agreement that assigns certain qualifying loans as collateral to secure the amounts borrowed.  At June 30, 2014, $185.1 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.  As of June 30, 2014, the Bank had no borrowings outstanding from the Federal Reserve and had approximately $147.6 million in additional borrowing capacity available to it under this arrangement.

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

The Company records securities available for sale and derivative financial instruments at their fair values on a recurring basis.  Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as impaired loans and real estate acquired in settlement of loans.  These nonrecurring fair value adjustments typically involve application of lower-of-cost or-market accounting or impairment write-downs of individual assets.  The following is a general description of the methods used to value such assets.

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the nine months ended June 30, 2014 and 2013, charge-offs to the allowance for loan losses at the time of foreclosure totaled $335,000 and $856,000, respectively, which represented 9% and 9% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2013 or the nine months ended June 30, 2014.

Assets and liabilities that were recorded at fair value on a recurring basis at June 30, 2014 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at June 30, 2014
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$3,084	$—	$3,084	$—
Interest-rate swap	469	—	469	—
Total assets	$3,553	$—	$3,553	$—
Liabilities:
Interest-rate swap	$469	$—	$469	$—
Total liabilities	$469	$—	$469	$—

	Carrying Value at September 30, 2013
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$38,917	$—	$38,917	$—
Interest-rate swap	843	—	843	—
Total assets	$39,760	$—	$39,760	$—
Liabilities:
Interest-rate swap	$843	$—	$843	$—
Total liabilities	$843	$—	$843	$—

Assets that were recorded at fair value on a non-recurring basis at June 30, 2014 and September 30, 2013 and the level of inputs used to determine their fair values are summarized below:

					Total Losses (Gains)
					Recognized in
	Carrying Value at June 30, 2014				Nine Months
		Fair Value Measurements Using			Ended June
	Total	Level 1	Level 2	Level 3	30, 2014
	(In thousands)
Assets:
Impaired loans, net	3,632	—	—	3,632	2,255
Real estate acquired in settlement of loans	7,593	—	—	7,593	(192)
Total assets	$11,225	$—	$—	$11,225	$2,063

					Total Losses
					Recognized in
	Carrying Value at September 30, 2013				Nine Months
		Fair Value Measurements Using			Ended June
	Total	Level 1	Level 2	Level 3	30, 2013
	(In thousands)
Assets:
Impaired loans, net	$4,014	$—	$—	$4,014	$7,713
Real estate acquired in settlement of loans	6,395	—	—	6,395	2,902
Total assets	$10,409	$—	$—	$10,409	$10,615

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the nine months ended June 30, 2014 or 2013.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and September 30, 2013.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at June 30, 2014 and September 30, 2013 are summarized as follows:

	Level in	June 30, 2014		September 30, 2013
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$78,839	$78,339	$86,309	$86,309
Debt and mortgage-backed securities - AFS	Level 2	3,084	3,084	38,917	38,917
Capital stock of FHLB	Level 2	9,020	9,020	4,777	4,777
Debt and mortgage-backed securities - HTM	Level 2	48,422	48,558	4,294	4,537
Mortgage loans held for sale	Level 2	60,231	61,971	70,473	72,481
Loans receivable	Level 3	1,093,309	1,103,818	988,668	1,001,898
Accrued interest receivable	Level 1	2,905	2,905	3,151	3,151
Interest-rate swap assets	Level 2	469	469	843	843

LIABILITIES:
Deposit transaction accounts	Level 2	684,187	684,187	652,167	652,167
Certificates of deposit	Level 2	315,277	316,125	358,645	359,917
Borrowed money	Level 2	224,113	225,619	113,483	115,254
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	348	348	470	470
Interest-rate swap liabilities	Level 2	469	469	843	843

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

Borrowed Money - The estimated fair value of advances from Federal Home Loan Bank is determined by discounting the future cash flows of existing advances using rates currently available on advances from Federal Home Loan Bank having similar characteristics.  The estimated fair value of retail repurchase agreements is the carrying value since such agreements are at market rates and mature daily.  The carrying value of the term loan approximates fair value since the loan carries a variable interest rate tied to the daily LIBOR rate.

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $191 million and $412 million at June 30, 2014 and September 30, 2013, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the nine months ended June 30, 2014 and 2013:

	2014	2013
Received during period	$6,102,000	$6,416,000
Resolved during period	5,102,000	6,396,000
Unresolved at end of period	7,381,000	5,085,000

The following is a summary of the changes in the liability for loans sold during the nine months ended June 30, 2014 and 2013:

	2014	2013
Balance at beginning of period	$1,353,095	$977,134
Provisions charged to expense	243,469	769,407
Losses incurred to resolve demands	(235,531)	(386,661)
Balance at end of period	$1,361,033	$1,359,880

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the nine months ended June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Payments Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$3,973,000	$—	$5,445,000	$—

Resolved by repurchasing loans previously sold to investors	977,000	21,696	951,000	270,470

Resolved by payments to reimburse investors for losses incurred	152,000	55,620	—	—

Payments due upon early payoff of loans previously sold	—	158,215	—	116,191

Total	$5,102,000	$235,531	$6,396,000	$386,661

The liability for loans sold of $1.4 million at June 30, 2014 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.                   COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at June 30, 2014 and September 30, 2013.

	June 30,	September 30,
	2014	2013
	(In thousands)

Commitments to originate residential first and second mortgage loans	$80,269	$65,936
Commitments to originate commercial mortgage loans	33,931	62,626
Commitments to originate non-mortgage loans	28,965	15,778
Unused lines of credit - residential	54,864	67,265
Unused lines of credit - commercial	157,080	148,411
Unused lines of credit - consumer	61	—

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

Interest Rate Lock Commitments - At June 30, 2014, the Company had issued $82.7 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.  The Company typically economically hedges interest rate lock commitments by obtaining a corresponding best-efforts lock commitments with an investor to sell the loans at an agreed-upon price.

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

The fair values of these contracts recorded in the consolidated balance sheets at June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30,	September 30,
	2014	2013
Fair value recorded in other assets	$469,000	$843,000
Fair value recorded in other liabilities	469,000	843,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statements of income and comprehensive income for the three- and nine-months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross losses on derivative financial assets	$128,000	$145,000	$374,000	$408,000
Gross gains on derivative financial liabilities	(128,000)	(145,000)	(374,000)	(408,000)
Net gain or loss	$—	$—	$—	$—

The Bank had $1.8 million in cash pledged to secure its obligation under these contracts at June 30, 2014 and September 30, 2013.

15.                   GOODWILL

Goodwill totaled $3.9 million at June 30, 2014 and September 30, 2013.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the nine months ended June 30, 2014 or the year ended September 30, 2013.

16.                   SUBSEQUENT EVENT

On July 31, 2014, the Company completed the mandatory redemption of the remaining balance of its Preferred Stock using $6,653,000 in cash obtained from common shares issued during June 2014 in a private transaction exempt from registration under the federal securities laws.  The transaction reduced total shareholders’ equity by the same amount.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which the Company operates, as well as nationwide, the market values of the real estate in the Company’s market area, the Company’s ability to control costs and expenses, competitive products and pricing, loan demand, the size, composition and quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2013, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-second year, is a community-based financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.37 billion in assets at June 30, 2014.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City and Chicago metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial loan originations totaled $127.4 million and $371.7 million during the three and nine months ended June 30, 2014, respectively, compared with $120.0 million and $356.5 million during the same periods last year, respectively.  The commercial loan portfolio increased $77.9 million, or 12.3%, during the nine-month period to $713.1 million at June 30, 2014 compared with $635.2 million at September 30, 2013.  Commercial and multi-family real estate loans increased $55.4 million, or 15.9%, to $403.4 million at June 30, 2014 compared with $348.0 million at September 30, 2013.  Real estate construction and development loans increased $26.9 million, or 130.8%, during the nine-month period to $47.4 million at June 30, 2014 compared with $20.5 million at September 30, 2013.  The increases were generally due to an increase in market demand for these types of products during the nine months ended June 30, 2014 combined with an increase in the number of producing commercial loan officers compared with the same period last year.  Partially offsetting these increases was a $3.0 million decrease in land acquisition and development loans to $37.4 million at June 30, 2014 compared with $40.4 million at September 30, 2013 and a $1.4 million decrease in commercial and industrial loans to $224.8 million at June 30, 2014 compared with $226.3 million at September 30, 2013. Given the increased level of risk associated with certain types of commercial real estate lending created by the weakened economic climate, the Company substantially deemphasized land acquisition and development lending in recent years.  New commercial and industrial loan originations totaling approximately $41 million during the nine months ended June 30, 2014 were more than offset by payments and payoffs received on existing loans.  Commercial and industrial loans generally have shorter maturities than other loans in the commercial loan portfolio and the competition for such loans in the Company’s market area remains intense, making growth in this type of loans difficult.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $205.1 million, or 20.5% of total deposits, at June 30, 2014 compared with $192.7 million, or 19.1% of total deposits, at September 30, 2013.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis, Kansas City and Chicago metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which have historically been the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The following is a summary of the principal balance of residential mortgage loans originated for sale to investors during the three- and nine-month periods ended June 30, 2014 and 2013:

	2014			2013
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$29,996	$136,423	$166,419	$230,399	$149,241	$379,640
Second quarter	24,376	98,065	122,441	186,515	123,009	309,524
Third quarter	28,212	186,716	214,928	133,380	224,655	358,035
Total	$82,584	$421,204	$503,788	$550,294	$496,905	$1,047,199

The higher level of interest rates during the fiscal 2014 periods significantly diminished the industry-wide consumer demand for loans to refinance existing mortgages.  Loans originated to refinance existing mortgages totaled $28.2 million, or 13% of total loans originated for sale, for the quarter ended June 30, 2014 compared with $133.4 million, or 37% of total loans originated for sale, for the same quarter last year.  For the nine-month periods, mortgage loan refinancing activity totaled $82.6 million, or 16% of total loans originated for sale, in 2014 compared with $550.3 million, or 53% of total loans originated for sale, in 2013.  In addition, the weak housing market continued to dampen the level of consumer demand for loans to finance the purchase of homes.  Loans originated to finance the purchase of homes totaled $186.7 million for the quarter ended June 30, 2014 compared with $224.7 million for the same quarter last year.  For the nine-month periods, loans originated to finance the purchase of homes totaled $421.2 million in 2014 compared to $496.9 million for the same period last year.

The following is a summary of the principal balance of residential loans sold to investors and the related mortgage revenues for the three and nine months ended June 30, 2014 and 2013.

	2014			2013
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$179,919	$1,033	0.57%	$367,388	$2,988	0.81%
Second quarter	136,231	507	0.37%	349,870	3,148	0.90%
Third quarter	188,431	1,245	0.66%	354,544	3,444	0.97%
Total	$504,581	$2,785	0.55%	$1,071,802	$9,580	0.89%

The principal balance of residential mortgage loans sold to investors totaled $188.4 million for the quarter ended June 30, 2014, which generated mortgage revenues totaling $1.2 million, compared with $354.5 million of loans sold and $3.4 million of mortgage revenues for the quarter ended June 30, 2013.  For the nine-month periods, the principal balance of residential mortgage loans sold to investors totaled $504.6 million, which generated mortgage revenues of $2.8 million, compared with $1.07 billion of loans sold and $9.6 million of mortgage revenues for the same period last year.  The net profit margin on loans sold decreased to 0.66% during the quarter ended June 30, 2014 compared with 0.97% for the quarter ended June 30, 2013.  For the nine-month periods, the net profit margin decreased to 0.55% compared with 0.89% for the same period last year.  The lower net profit margins realized during the fiscal 2014 periods were primarily the result of higher direct origination costs as the Company did not reduce the level of direct production costs in proportion to the decrease in loan origination volume and, to a lesser extent, market-driven decreases in selling prices realized from the Company’s loan investors.

Mortgage revenues were reduced by charges to earnings totaling $96,000 and $243,000 during the three- and nine-months ended June 30, 2014, respectively, and $268,000 and $769,000 during the three- and nine-months ended June 30, 2013, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale decreased 60.6% to $488,000 for the quarter ended June 30, 2014 compared with $1.2 million for the quarter ended June 30, 2013 as the result of a $104.8 million decrease in the average balance between the comparable periods partially offset by a 105 basis point market-driven increase in the average yield.  For the nine-month periods, interest income on loans held for sale decreased 66.4% to $1.4 million in 2014 compared with $4.2 million during the same period last year.  The decrease was due to a $125.9 million decrease in the average balance partially offset by a 92 basis point increase in the average yield.  Loan sales during the nine months ended June 30, 2014 exceeded loan originations resulting in a $10.2 million, or 14.5%, decrease in mortgage loans held for sale to $60.2 million from $70.5 million at September 30, 2013.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  However, during the nine months ended June 30, 2014, the Company was successful in marketing two “niche” adjustable-rate residential first mortgage loan products to customers primarily in its St. Louis, Kansas City and Omaha markets.  As a result, the balance of residential first mortgage loans increased $40.6 million, or 19.1%, to $253.0 million at June 30, 2014 compared with $212.4 million at September 30, 2013.  The balances of residential second mortgage loans and home equity lines of credit decreased $2.4 million and $14.2 million, respectively, to $40.8 million and $96.7 million, respectively, at June 30, 2014 compared with $43.2 million and $110.9 million, respectively, at September 30, 2013.

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

Total deposits decreased 1.1%, or $11.3 million, to $999.5 million at June 30, 2014 compared with $1.01 billion at September 30, 2013.  Total demand deposits increased $32.0 million to $684.2 million at June 30, 2014 compared with $652.2 million at September 30, 2013, while certificates of deposit decreased $43.4 million to $315.3 million compared with $358.6 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at June 30, 2014 were 0.13% and 0.62%, respectively, compared with 0.13% and 0.77%, respectively, at September 30, 2013.  As the result of the shift in the mix of deposits and lower market interest rates paid on maturing certificates of deposits, the weighted average interest rate on total deposits at June 30, 2014 decreased to 0.29% compared with 0.35% at September 30, 2013.

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

The balance of deposits from retail customers decreased 5.8%, or $38.2 million, to $625.1 million at June 30, 2014 compared with $663.3 million at September 30, 2013 as management focused on reducing the cost of maturing retail certificates of deposit and accounts that were determined not to have other business relationships with the Bank.  The average interest rate paid on retail deposits at June 30, 2014 was 0.38% compared with 0.47% at September 30, 2013.

The balance of deposits from commercial customers increased $9.2 million, or 4.2%, to $225.9 million at June 30, 2014 compared with $216.7 million at September 30, 2013.  The increase in commercial deposits was the result of additional deposits gathered from the Bank’s new and existing commercial loan customers combined with normal activity within existing deposit accounts.  The average interest rate paid on commercial deposits at June 30, 2014 was 0.11% compared with 0.10% at September 30, 2013.

The balance of deposits from municipal and other public entities increased $17.7 million, or 14.1%, to $143.8 million at June 30, 2014 compared with $126.1 million at September 30, 2013.  The increase in municipal and public entity deposits was largely the result of increases in the balances of existing customer relationships.  The average interest rate paid on municipal and public entity deposits at June 30, 2014 was 0.19% compared with 0.21% at September 30, 2013.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, remained almost constant between the comparable periods at $1.1 million and $3.1 million for the three and nine months ended June 30, 2014 compared with $998,000 and $3.1 million for the three and nine months ended June 30, 2013.

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

	Three Months Ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$250,541	$2,926	4.67%	$226,301	$2,990	5.29%
Commercial	716,088	7,719	4.31%	664,479	7,212	4.34%
Home equity lines of credit	99,185	925	3.73%	125,480	1,167	3.72%
Consumer	2,009	8	1.71%	1,947	12	2.44%
Total loans receivable	1,067,823	11,578	4.34%	1,018,207	11,381	4.47%
Mortgage loans held for sale	44,718	488	4.36%	149,517	1,238	3.31%
Securities and other	71,262	91	0.51%	55,158	89	0.65%
Total interest-earning assets	1,183,803	12,157	4.11%	1,222,882	12,708	4.16%
Non-interest-earning assets	87,326			83,141
Total assets	$1,271,129			$1,306,023

Interest-bearing liabilities:
Interest-bearing checking	$244,075	98	0.16%	$255,444	111	0.17%
Savings	42,581	20	0.18%	39,198	19	0.19%
Money market	216,308	171	0.32%	189,606	132	0.28%
Certificates of deposit	328,533	540	0.66%	409,324	907	0.89%
Total interest-bearing deposits	831,497	829	0.40%	893,572	1,169	0.52%
Borrowed money	113,752	328	1.15%	87,467	251	1.15%
Subordinated debentures	19,589	123	2.52%	19,589	126	2.57%
Total interest-bearing liabilities	964,838	1,280	0.53%	1,000,628	1,546	0.62%
Non-interest bearing liabilities:
Non-interest bearing deposits	184,362			167,810
Other non-interest bearing liabilities	11,576			13,984
Total non-interest-bearing liabilities	195,938			181,794
Stockholders’ equity	110,353			123,601

Total liabilities and stockholders’ equity	$1,271,129			$1,306,023

Net interest income		$10,877			$11,162

Interest rate spread (2)			3.58%			3.54%

Net interest margin (3)			3.68%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.69%			122.21%

(1)         Includes non-accrual loans with an average balance of $27.0 million and $35.3 million for the three months ended June 30, 2014 and 2013, respectively.

(2)         Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)         Net interest income divided by average interest-earning assets.

	Nine Months Ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$238,364	$8,506	4.76%	$224,958	$8,969	5.32%
Commercial	687,580	21,806	4.23%	644,106	22,246	4.60%
Home equity lines of credit	104,169	2,976	3.81%	132,993	3,716	3.73%
Consumer	2,065	25	1.60%	2,053	33	2.21%
Total loans receivable	1,032,178	33,313	4.30%	1,004,110	34,964	4.64%
Mortgage loans held for sale	44,832	1,419	4.22%	170,719	4,219	3.30%
Securities and other	95,800	298	0.41%	57,309	314	0.73%
Total interest-earning assets	1,172,810	35,030	3.98%	1,232,138	39,497	4.27%
Non-interest-earning assets	82,343			83,982
Total assets	$1,255,153			$1,316,120

Interest-bearing liabilities:
Interest-bearing checking	$249,723	310	0.17%	$267,467	372	0.19%
Savings	41,078	53	0.17%	38,692	54	0.19%
Money market	213,612	495	0.31%	177,910	367	0.28%
Certificates of deposit	342,021	1,836	0.72%	431,643	3,137	0.97%
Total interest-bearing deposits	846,434	2,694	0.42%	915,712	3,930	0.57%
Borrowed money	85,728	851	1.32%	70,753	726	1.37%
Subordinated debentures	19,589	371	2.53%	19,589	383	2.61%
Total interest-bearing liabilities	951,751	3,916	0.55%	1,006,054	5,039	0.67%
Non-interest bearing liabilities:
Non-interest bearing deposits	178,502			173,182
Other non-interest bearing liabilities	11,932			14,734
Total non-interest-bearing liabilities	190,434			187,916
Stockholders’ equity	112,968			122,150

Total liabilities and stockholders’ equity	$1,255,153			$1,316,120

Net interest income		$31,114			$34,458

Interest rate spread (2)			3.43%			3.60%

Net interest margin (3)			3.54%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.23%			122.47%

(1)         Includes non-accrual loans with an average balance of $28.2 million and $41.1 million for the nine months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended			Nine Months Ended
	June 30, 2014 vs 2013			June 30, 2014 vs 2013
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$305	$(369)	$(64)	$515	$(981)	$(466)
Commercial	557	(50)	507	1,430	(1,870)	(440)
Home equity lines of credit	(244)	2	(242)	(819)	79	(740)
Consumer	—	(4)	(4)	—	(5)	(5)
Total loans receivable	618	(421)	197	1,126	(2,777)	(1,651)
Mortgage loans held for sale	(1,056)	306	(750)	(3,742)	942	(2,800)
Securities and other	(3)	5	2	26	(42)	(16)
Net change in income on interest earning assets	(441)	(110)	(551)	(2,590)	(1,877)	(4,467)

Interest-bearing liabilities:
Interest-bearing checking	(6)	(7)	(13)	(24)	(38)	(62)
Passbook savings	2	(1)	1	3	(4)	(1)
Money market	20	19	39	84	44	128
Certificates of deposit	(159)	(208)	(367)	(581)	(720)	(1,301)
Total interest-bearing deposits	(143)	(197)	(340)	(518)	(718)	(1,236)
Borrowed money	77	—	77	153	(28)	125
Subordinated debentures	—	(3)	(3)	—	(12)	(12)
Net change in expense on interest bearing liabilities	(66)	(200)	(266)	(365)	(758)	(1,123)

Change in net interest income	$(375)	$90	$(285)	$(2,225)	$(1,119)	$(3,344)

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended June 30, 2014 was $3.0 million compared with $3.6 million during the same quarter last year.  For the nine months ended June 30, 2014, net income was $7.6 million compared with net income of $10.3 million for the same period a year ago. Net income available to common shares for the quarter ended June 30, 2014 was $2.8 million, or $0.25 per diluted common share on 11.4 million average diluted shares outstanding, compared with net income available to common shares of $3.3 million, or $0.29 per diluted common share on 11.1 million average diluted shares outstanding, during the same quarter last year.  For the nine months ended June 30, 2014, net income available to common shares was $6.9 million, or $0.61 per diluted common share on 11.4 million average diluted shares outstanding, compared with net income available to common shares of $9.2 million, or $0.83 per diluted common share on 11.1 million average diluted shares outstanding, for the same period a year ago. Reducing net income available to common shares for the three and nine months ended June 30, 2014 were dividends and discount accretion on the Company’s preferred stock, totaling $200,000, or $0.02 per diluted common share, and $684,000, or $0.06 per diluted common share, respectively, compared with $374,000, or $0.03 per diluted common share and $1.2 million, or $0.11 per diluted common share in the comparable 2013 periods.  The lower level of dividends and discount accretion during the three and nine months ended June 2014 resulted from the Company’s repurchases of preferred stock totaling $10.0 million in liquidation value during January 2014, $6.0 million in liquidation value during August 2013 and $2.0 million in liquidation value during April 2013.

Net Interest Income

Net interest income decreased 2.5% to $10.9 million for the quarter ended June 30, 2014 compared with $11.2 million for the same period last year.  The decrease was the result of a decrease in the average balance of interest-earning assets partially offset by an increase in the net interest margin.  The net interest margin increased to 3.68% for the three months ended June 30, 2014 compared with 3.65% for the three months ended June 30, 2013 primarily as the result of a decrease in the average cost of total interest-bearing liabilities partially offset by a decrease in the average yield on interest-earning assets.  For the nine months ended June 30, 2014, net interest income decreased 9.7% to $31.1 million compared with $34.5 million for the same period last year.  The decrease was the result of a decrease in the average balance of interest-earning assets combined with a decrease in the net interest margin.  The net interest margin decreased to 3.54% for the nine months ended June 30, 2014 compared with 3.73% for the nine months ended June 30, 2013 primarily as the result of market-driven decreases in the average yield on interest-earning assets partially offset by a decrease in the average cost of total interest-bearing liabilities.  The average balance of interest-earning assets decreased to $1.18 billion and $1.17 billion for the three and nine months ended June 30, 2014, respectively, compared with $1.22 billion and $1.23 billion for the three and nine months ended June 30, 2013, respectively.

Total interest and dividend income decreased 4.3% to $12.2 million for the quarter ended June 30, 2014 compared with $12.7 million for the same period last year primarily as a the result of a decrease in interest income on loans held for sale partially offset by an increase in interest income on loans receivable.  For the nine months ended June 30, 2014, total interest and dividend income decreased 11.3% to $35.0 million compared with $39.5 million for the same period a year ago primarily as the result of decreases in interest income on loans held for sale and loans receivable.

Interest income on loans receivable increased 1.7% to $11.6 million for the quarter ended June 30, 2014 compared with $11.4 million for the same quarter last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of loans receivable increased to $1.07 billion during the three months ended June 30, 2014 compared with $1.02 billion during the same period last year. The increase was due to a $51.6 million increase in the average balance of commercial loans and a $24.2 million increase in residential first and second mortgage loans, partially offset by a $26.3 million decrease in the average balance of home equity lines of credit.  The average yield on loans receivable decreased to 4.34% during the three months ended June 30, 2014 compared with 4.47% during the same period last year primarily as the result of lower interest rates on new residential real estate loans and new and renewing commercial loans.

For the nine-month periods, interest income on loans receivable decreased 4.7% to $33.3 million in 2014 compared with $35.0 million in 2013 as the result of a decrease in the average yield partially offset by an increase in the average balance.  The average balance of loans receivable increased to $1.03 billion for the nine months ended June 30, 2014 compared with $1.00 billion for the same period last year.  The average yield on loans receivable decreased to 4.30% for the nine months ended June 30, 2014 compared with 4.64% for the same period a year ago for the same reasons discussed above.

See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale decreased to $488,000 and $1.4 million for the three and nine months ended June 30, 2014, respectively, compared with $1.2 million and $4.2 million for the same periods last year, respectively, as the result of decreases in the average balances partially offset by increases in the average rate.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense decreased to $1.3 million and $3.9 million for the three and nine months ended June 30, 2014, respectively, compared with $1.5 million and $5.0 million for the comparable 2013 periods, respectively.  The decreases were due to market-driven declines in the average cost of funds combined with decreases in the average balance of interest-bearing liabilities.  The average cost of funds decreased to 0.53% and 0.55% for the three and nine months ended June 30, 2014, respectively, compared with 0.62% and 0.67% for the three and nine months ended June 30, 2013, respectively.  The average balance decreased to $964.8 million and $951.8 million for the three and nine months ended June 30, 2014, respectively, compared with $1.00 billion and $1.01 billion for the three and nine months ended June 30, 2013, respectively, as the result of decreases in the average balance of deposits partially offset by increases in the average balance of borrowed money.

Interest expense on deposits decreased to $829,000 and $2.7 million for the three and nine months ended June 30, 2014, respectively, compared with $1.2 million and $3.9 million for the comparable 2013 periods, respectively.  The decreases were the result of decreases in the average cost and the average balance of interest-bearing deposits.  Primarily as the result of a shift in the mix of deposits, the average cost of deposits decreased to 0.40% and 0.42% for the three and nine months ended June 30, 2014, respectively, compared with 0.52% and 0.57% for the three and nine months ended June 30, 2013, respectively.  The average balance decreased to $831.5 million and $846.4 million for the three and nine months ended June 30, 2014, respectively, compared with $893.6 million and $915.7 million for the three and nine months ended June 30, 2013, respectively.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money increased to $328,000 for the three months ended June 30, 2014 compared with $251,000 for the same period last year.  The increase was the result of an increase in the average balance to $113.8 million for the three months ended June 30, 2014 compared with $87.5 million for the three months ended June 30, 2013 primarily due to the receipt during January 2014 of the proceeds from a $10.0 million term loan that were used to finance the repurchase of outstanding shares of the Company’s Preferred Stock and additional borrowings used to fund deposit outflows.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a summary of the loan terms.  The average cost remained constant at 1.15% for the three months ended June 30, 2014 and 2013.

For the nine-month periods, interest expense on borrowed money increased to $851,000 in 2014 compared with $726,000 in 2013.  The increase was the result of an increase in the average balance partially offset by a decrease in the average rate.  The average balance increased to $85.7 million for the nine months ended June 30, 2014 compared with $70.8 million for the nine months ended June 30, 2013.  The average cost decreased to 1.32% for the nine months ended June 30, 2014 compared with 1.37% for the nine months June 30, 2013 primarily as the result of lower market interest rates.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended June 30, 2014 was $200,000 and $900,000, respectively, compared with $1.8 million and $5.2 million, respectively for the same periods a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income decreased $2.3 million to $2.6 million for the three months ended June 30, 2014 compared with $4.9 million for the same period last year.  For the nine-month periods, total non-interest income decreased $7.3 million to $6.9 million in 2014 compared with $14.3 million in 2013.  The decrease was primarily the result of lower mortgage revenues and investment brokerage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending a for a discussion of mortgage revenues.

Investment brokerage revenues totaled $2,000 and $164,000 for the three and nine months ended June 30, 2014 compared with $185,000 and $742,000 for the same periods a year ago. The Company operated an investment brokerage division whose operations consisted principally of brokering fixed income securities from wholesale brokerage houses to other banks, municipalities and individual investors.  Revenues were generated on trading spreads and fluctuated with changes in customer demand, trading volumes and market interest rates.  The Company saw a decrease in securities sales volumes during the fiscal 2014 periods compared with the same 2013 periods as a result of weakened market demand for fixed-

income investment products in the midst of the lower interest rate environment.  Because of the decreased demand for these products, the Company ceased the operation of the investment brokerage division during the quarter ended March 31, 2014.

Non-Interest Expense

Total non-interest expense increased $89,000, or 1.0%, to $8.9 million for the quarter ended June 30, 2014 compared with $8.8 million for the same period last year.  For the nine months ended June 30, 2014, total non-interest expense decreased $1.9 million, or 7.0%, to $25.8 million compared with $27.8 million for the same nine-month period last year.

Salaries and employee benefits expense increased $237,000, or 5.4%, to $4.7 million for the three months ended June 30, 2014 compared with $4.4 million for the same period a year ago.  For the nine months ended June 30, 2014 and 2013, salaries and employee benefits expense remained relatively constant at $13.4 million.  Reducing compensation expense during the nine months ended June 30, 2014 was the reversal during the quarter ended December 31, 2013 of approximately $488,000 in compensation expense recorded in prior periods for bonuses and restricted stock awards related to certain former mortgage division employees that were determined to no longer be payable to such employees.  Excluding this amount, salaries and employee benefits expense increased $511,000, or 3.8%, for the nine months ended June 30, 2014 compared with the same period last year.  Such increases were generally the result of increased commercial loan staffing levels partially offset by lower incentive compensation accruals.

Occupancy, equipment and data processing expense increased $98,000 to $2.8 million for the three months ended June 30, 2014 compared with $2.7 million for the three months ended June 30, 2013.  For the nine months ended June 30, 2014, occupancy, equipment and data processing expense increased $553,000 to $8.1 million compared with $7.6 million for the same period a year ago.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense decreased $61,000 to $508,000 for the three months ended June 30, 2014 compared with $569,000 for the three months ended June 30, 2013.  For the nine months ended June 30, 2014, total professional services expense was $1.8 million compared with $1.9 million for the nine months ended June 30, 2013.  The Company experienced a higher level of professional recruiting fees paid in the March 31, 2013 quarter related to the hiring of certain key loan production personnel.

FDIC deposit insurance premium expense decreased to $278,000 and $802,000 for the three and nine months ended June 30, 2014 compared with $265,000 and $975,000 for the same 2013 periods.  The Bank’s assessment rate decreased during the quarter ended March 31, 2013.

Real estate foreclosure (recoveries) expense and losses, net totaled net recoveries of $11,000 and $296,000 for the three and nine months ended June 30, 2014 compared with net expense of $112,000 and $1.6 million for the same periods in 2013.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

Income tax expense totaled $1.4 million and $3.7 million for the three and nine months ended June 30, 2014, respectively, compared with $1.9 million and $5.3 million for the same periods last year.  The effective tax rates were 31.50% and 32.72% for the three and nine months ended June 30, 2014, respectively, compared with 34.13% and 33.93% for the same fiscal 2013 periods.  The effective tax rates differed from the combined federal and state statutory rates primarily as the result of non-taxable income related to bank-owned life insurance and tax-exempt interest income on certain loans receivable.  The lower effective rates in the fiscal 2014 periods compared with the same 2013 periods were due to the lower total pre-tax income in the 2014 periods resulting in a higher ratio of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at June 30, 2014 and September 30, 2013 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off. The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	June 30,	September 30,
	2014	2013
NON-ACCRUAL LOANS:
Single-family residential real estate:
First mortgage	$3,877,973	$5,334,585
Second mortgage	353,021	442,174
Home equity lines of credit	2,026,928	2,123,714
Total single-family residential real estate	6,257,922	7,900,473
Commercial:
Commercial and multi-family real estate	—	1,774,172
Real estate construction and development	—	—
Commercial and industrial	349,923	—
Total commercial	349,923	1,774,172
Consumer and installment	54,151	78,158
Total non-accrual loans	6,661,996	9,752,803
NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential real estate:
First mortgage	5,224,599	5,169,173
Second mortgage	1,322,745	904,338
Home equity lines of credit	863,381	497,852
Total single-family residential real estate	7,410,725	6,571,363
Commercial:
Commercial and multi-family real estate	3,468,764	2,585,133
Land acquisition and development	—	42,644
Real estate construction and development	40,159	23,134
Commercial and industrial	1,464,457	2,054,831
Total commercial	4,973,380	4,705,742
Consumer and installment	17,589	27,988
Total current troubled debt restructurings	12,401,694	11,305,093
Past due under restructured terms:
Single-family residential real estate:
First mortgage	2,636,052	3,974,113
Second mortgage	99,246	155,237
Home equity lines of credit	238,126	177,501
Total single-family residential real estate	2,973,424	4,306,851
Commercial:
Commercial and multi-family real estate	659,796	1,652,377
Land acquisition and development	40,535	—
Real estate construction and development	—	18,957
Commercial and industrial	939,111	571,719
Total commercial	1,639,442	2,243,053
Total past due troubled debt restructurings	4,612,866	6,549,904
Total non-accrual troubled debt restructurings	17,014,560	17,854,997
Total non-performing loans	23,676,556	27,607,800
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	2,363,791	3,019,237
Commercial real estate	5,228,843	3,375,475
Total real estate acquired in settlement of loans	7,592,634	6,394,712
Total non-performing assets	$31,269,190	$34,002,512

Ratio of non-performing loans to total loans receivable	2.14%	2.75%
Ratio of non-performing assets to total assets	2.28%	2.66%
Ratio of allowance for loan losses to non-performing loans	71.08%	66.31%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	1.02%	1.62%
Ratio of non-performing assets to total assets	1.37%	1.78%
Ratio of allowance for loan losses to non-performing loans	144.30%	106.56%

Non-performing assets decreased $2.7 million to $31.3 million at June 30, 2014 from $34.0 million at September 30, 2013 as a result of a $3.1 million decrease in non-accrual loans and a $840,000 decrease in troubled debt restructurings partially offset by a $1.2 million increase in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans decreased to $6.7 million at June 30, 2014 compared with $9.8 million at September 30, 2013 primarily due to decreases in non-accrual residential real estate loans and non-accrual commercial loans.  Non-accrual residential real estate loans decreased to $6.3 million at June 30, 2014 compared with $7.9 million at September 30, 2013 primarily as the result of a decrease in loans that were 90 days or more past due.  Non-accrual commercial loans decreased to $350,000 at June 30, 2014 compared with $1.8 million at September 30, 2013.  The decrease was primarily due to the foreclosure on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $2.2 million.  The loan had been on the Company’s list of adversely classified loans for several quarters.

Loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings. Total non-accrual troubled debt restructurings decreased to $17.0 million at June 30, 2014 compared with $17.9 million at September 30, 2013 primarily due to a decreases in restructured residential real estate and commercial loans.

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

Non-performing restructured residential loans decreased $494,000 to $10.4 million at June 30, 2014 compared with $10.9 million at September 30, 2013.  During the nine months ended June 30, 2014 and 2013, the Company restructured $3.7 million and $2.9 million, respectively, of loans to troubled residential borrowers and returned $1.9 million and $10.8 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-performing restructured residential loans during the nine months ended June 30, 2014 and 2013 were $1.5 million and $1.4 million, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the current quarter.  Reducing non-performing restructured residential loans during the nine months ended June 30, 2014 and 2013 were charge-offs of $532,000 and $1.6 million, respectively, and cash receipts totaling $1.5 million and $890,000, respectively.  At June 30, 2014, $10.4 million, or 61% of the total principal balance of restructured loans related to residential borrowers compared with $10.9 million, or 61% at September 30, 2013.  At June 30, 2014, 71% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 60% at September 30, 2013.

Non-performing restructured commercial loans decreased $336,000 to $6.6 million at June 30, 2014 compared with $6.9 million at September 30, 2013.  During the nine months ended June 30, 2014 and 2013, the Company restructured approximately $2.2 million and $4.4 million, respectively, of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  Reducing non-performing restructured commercial loans during the nine months ended June 30, 2014 and 2013 were cash receipts totaling $2.5 million and $931,000, respectively.

Real estate acquired in settlement of loans increased $1.2 million to $7.6 million at June 30, 2014 compared with $6.4 million at September 30, 2013.  Significant activity during the nine months ended June 30, 2014 included the foreclosure on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $2.2 million and the sale of one parcel of commercial-use land in rural Missouri with a carrying value $451,000.

Real estate foreclosure (recoveries) losses and expense for the three and nine months ended June 30, 2014 totaled net recoveries of $11,000 and $296,000, respectively, compared with net expense of $112,000 and $1.6 million for the three and nine months ended June 30, 2013, respectively.  Real estate foreclosure (recoveries) losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Net recoveries for the nine months ended June 30, 2014 included the recovery of $410,000 in specific valuation allowances on one parcel of commercial-use land in rural Missouri that was sold subsequent to March 2014 at a value in excess of its carrying value and the recovery of $155,000 in specific valuation allowances on another parcel of commercial-use land in rural Missouri that was sold subsequent to June 30, 2014 at a value in excess of the previous carrying value.  These recoveries were partially offset by $174,000 of additional write-downs related to eleven residential properties due to their declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the nine months ended June 30, 2013 included $1.1 million of additional write-downs related to two commercial real estate properties and $167,000 of write-downs related to several residential properties due to declines in their estimated values since their acquisition in prior periods.  Partially offsetting these expenses during the nine months ended June 30, 2013 was a $120,000 gain on the sale of land in Jefferson County, Missouri.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$16,829,103	$18,607,768	$18,306,114	$17,116,595
Provision charged to expense	200,000	1,800,000	900,000	5,240,000
Charge-offs:
Residential real estate loans	893,152	2,095,187	3,249,145	5,914,192
Commercial loans	—	439,736	1,028,202	1,770,457
Consumer and other loans	26,528	25,244	80,316	84,355
Total charge-offs	919,680	2,560,167	4,357,663	7,769,004
Recoveries:
Residential real estate loans	225,186	226,731	705,312	521,536
Commercial loans	489,381	491,506	1,253,786	3,439,158
Consumer and other loans	6,101	15,435	22,542	32,988
Total recoveries	720,668	733,672	1,981,640	3,993,682
Net charge-offs	199,012	1,826,495	2,376,023	3,775,322
Balance, end of period	$16,830,091	$18,581,273	$16,830,091	$18,581,273

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and nine months ended June 30, 2014 totaled $200,000 and $900,000, respectively, compared with $1.8 million and $5.2 million, respectively, in the same 2013 periods.  The decreased provision for the 2014 periods compared with the same periods last year was generally the result of the overall improvement in credit quality, including reductions in charge-offs and the levels of impaired loans, past due loans and the combined balance of loans with risk ratings of special mention or worse.

Net charge-offs for the three and nine months ended June 30, 2014 totaled $199,000, or 0.07% of average loans on an annualized basis, and $2.4 million, or 0.31% of average loans on an annualized basis, respectively, compared with $1.8 million, or 0.72% of average loans on an annualized basis, and $3.8 million, or 0.50% of average loans on an annualized basis, respectively, for the same periods in 2013.  Gross charge-offs for the nine months decreased $3.4 million primarily as the result of a $2.7 million decrease in gross charge-offs on residential loans and a $742,000 decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the decreased level of impaired residential loans combined with a recovering housing market.  Significant activity in commercial loan charge-offs for the nine months ended June 30, 2014 included $1.0 million related to a loan secured by commercial-use land in the St. Louis metropolitan area.  Significant activity in commercial loan charge-offs for the nine months ended June 30, 2013 included $959,000 related to two large commercial borrowers.

Reducing net charge-offs were recoveries totaling $721,000 and $2.0 million for the three and nine months ended June 30, 2014 compared with $734,000 and $4.0 million for the same periods in 2013, respectively.  Recoveries for the three and nine months ended June 30, 2014 included the collection of $449,000 and $974,000 of cash payments from borrowers related to three large commercial real estate loans that had been charged off in a previous period.  Recoveries for the three and nine months ended June 30, 2013 included the collection of approximately $360,000 and $3.2 million of cash payments from borrowers related to two large commercial real estate loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.52% at June 30, 2014 compared with 1.82% at September 30, 2013.  The ratio of the allowance for loan losses to non-performing loans was 71.08% at June 30, 2014 compared with 66.31% at September 30, 2013.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 144.30% at June 30, 2014 compared with 106.56% at September 30, 2013.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

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

The following table summarizes the unpaid principal balances of impaired loans at June 30, 2014 and September 30, 2013.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	June 30, 2014				September 30, 2013
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential real estate:
First mortgage	$3,248,626	$2,415,710	$17,082,486	$22,746,822	$3,791,619	$2,925,301	$22,621,982	$29,338,902
Second mortgage	757,786	374,598	2,506,077	3,638,461	386,847	488,886	2,648,996	3,524,729
Home equity lines of credit	231,149	672,836	2,958,586	3,862,571	709,884	419,407	2,715,868	3,845,159
Total single-family residential real estate	4,237,561	3,463,144	22,547,149	30,247,854	4,888,350	3,833,594	27,986,846	36,708,790
Commercial:
Commercial and multi-family real estate	28,899	3,728,224	5,655,543	9,412,666	1,146,713	2,667,836	7,628,698	11,443,247
Land acquisition and development	40,534	—	—	40,534	—	42,644	—	42,644
Real estate construction and development	—	40,160	—	40,160	—	42,091	—	42,091
Commercial and industrial	492,016	427,041	1,834,434	2,753,491	367,856	805,341	1,459,460	2,632,657
Total commercial	561,449	4,195,425	7,489,977	12,246,851	1,514,569	3,557,912	9,088,158	14,160,639
Consumer and installment	—	17,587	101,960	119,547	16,487	27,988	111,912	156,387
Total	$4,799,010	$7,676,156	$30,139,086	$42,614,252	$6,419,406	$7,419,494	$37,186,916	$51,025,816

The total unpaid principal balance of impaired loans decreased $8.4 million to $42.6 million at June 30, 2014 compared with $51.0 million at September 30, 2013 primarily as the result of a $6.5 million decrease in impaired residential real estate loans and a $1.9 million decrease in impaired commercial loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $4.2 million at June 30, 2014 compared with $4.9 million at September 30, 2013.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $3.5 million at June 30, 2014 compared with $3.8 million at September 30, 2013.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $22.5 million at June 30, 2014 compared with $28.0 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at June 30, 2014 and September 30, 2013.  The decrease was primarily the result of $4.6 million of residential loans that were removed from impaired status during the nine months ended June 30, 2014 because of the borrowers’ favorable performance history combined with approximately $2.2 million of payments received on impaired loans.

Commercial loans that were determined to be impaired and had related specific allowances totaled $561,000 at June 30, 2014 compared with $1.5 million at September 30, 2013.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $4.2 million at June 30, 2014 compared with $3.6 million at September 30, 2013.  The increase was primarily the result of the partial charge-off and classification as impaired as of June 30, 2014 of a $1.1 million commercial and multi-family loan.

Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $7.5 million at June 30, 2014 compared with $9.1 million at September 30, 2013.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted primarily from the overall decrease in past due commercial loans.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $78.8 million at June 30, 2014 from $86.3 million at September 30, 2013.  Available cash was used to fund loan growth.

Debt and mortgage-backed securities available for sale decreased to $3.1 million at June 30, 2014 from $38.9 million at September 30, 2013.  Debt and mortgage-backed securities held to maturity increased to $48.4 million at June 30, 2014 from $4.3 million at September 30, 2013.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money totaled $224.1 million at June 30, 2014 compared with $113.5 million at September 30, 2013.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the Federal Home Loan Bank.  The increase in borrowed money was primarily used to fund growth in loans receivable.  See Liquidity and Capital Resources.  In addition, during January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term loan.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10 million of higher costing shares of the Company’s Preferred Stock during January 2014.  The rate of interest on the term loan is the Daily LIBOR Rate plus 2.50% and the interest payments are tax deductible.  The dividend rate on the Preferred Stock increased to 9% in January 2014 and the dividend payments are not tax deductible.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a summary of the loan terms.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $977,000 to $2.9 million at June 30, 2014 compared with $3.9 million at September 30, 2013 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2013.

Total stockholders’ equity was $116.6 million at June 30, 2014 compared with $116.1 million at September 30, 2013.  During June 2014, the Company issued 68,818 shares of its common stock in exchange for $735,000 in liquidation value of its preferred stock in a private transaction exempt from registration under the federal securities laws.  While this transaction increased common equity and decreased preferred equity, it had no impact on total stockholder’s equity.  In addition, the Company issued 604,542 shares of its common stock during June 2014 in exchange for $6.7 million in cash in a private transaction exempt from registration under the federal securities laws.  This transaction increased total stockholder’s equity by $6.7 million.  On July 31, 2014, the Company used the proceeds from the offering to redeem all of the remaining outstanding shares of preferred stock.  Other items increasing total stockholders’ equity during the nine months ended June 30, 2013 were net income of $7.6 million and the amortization of stock option and award expense of $242,000.  Items reducing total stockholders’ equity during the nine months ended June 30, 2013 were the repurchase of $10 million of preferred stock at par value in January 2014 using the proceeds from a term loan obtained from a commercial bank, the payment of common stock dividends totaling $3.3 million and preferred stock dividends totaling $579,000.

LIQUIDITY RISK

Liquidity risk arises from the possibility that the Company might not be able to satisfy current or future financial commitments, or may become unduly reliant on more costly alternative funding sources.  The objective of liquidity risk management is to ensure that the cash flow requirements of the Bank’s depositors and borrowers, as well as the Company’s operating needs, are met.  The Bank’s Asset/Liability Committee meets regularly to consider the operating cash needs of the organization.

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 9 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve. At June 30, 2014, borrowings from the FHLB totaled $186.7 million, had a weighted-average interest rate of 0.69%, a weighted average maturity of approximately 3 months and represented 14% of total assets.  At September 30, 2013, borrowings from the FHLB totaled $78.0 million, had a weighted-average interest rate of 1.30%, a weighted average maturity of approximately 11 months and represented 6% of total assets.  There were no borrowings from the Federal Reserve or brokered certificates of deposit from national brokers outstanding at June 30, 2014 or September 30, 2013.  These funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds in previous periods has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with deposits.  The increased flexibility has allowed the Company in past periods to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At June 30, 2014, the Bank had approximately $9.2 million in additional borrowing authority under the arrangement with the FHLB in addition to the $186.7 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At June 30, 2014, the Bank had approximately $147.6 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $185.1 million of commercial loans pledged as collateral under this agreement.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term note.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  The revolving line of credit is available to be used for working capital.  There was no outstanding balance under the revolving line of credit during the three or nine months ended June 30, 2014.  Interest on these borrowings equal the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and began on March 31, 2014 and end on January 17, 2021.  Common shares of the Bank that were held by the Company were pledged as collateral to secure the loans.

At June 30, 2014, the Bank had outstanding firm commitments to originate loans of $143.2 million and commitments to sell loans originated for sale of $124.6 million, all of which were on a “best-efforts” basis.  Certificates of deposit totaling $215.1 million, or 21.5% of total deposits, at June 30, 2014 were scheduled to mature in one year or less.  Based on historical experience, management believes the majority of maturing retail certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common and preferred shareholders and paying interest and principal on outstanding debt.  During the three months ended June 30, 2014 and 2013, the Company paid cash dividends to its common and preferred shareholders totaling $1.3 million and $1.4 million, respectively, repaid principal on borrowed money of $250,000 and $0, respectively, and paid interest on outstanding debt totaling $189,000 and $127,000, respectively.  During the nine months ended June 30, 2014 and 2013, the Company paid cash dividends to its common and preferred shareholders totaling $3.9 million and $4.1 million, respectively, repaid principal on borrowed money of $500,000 and $0, respectively, and paid interest on outstanding debt totaling $487,000 and $383,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OCC and the non-objection of the Federal Reserve Bank are required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  To the extent that any such capital distributions are not approved by these regulators in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of dividends on its preferred stock and interest on its subordinated debentures.  At June 30, 2014 and September 30, 2013, the Company had cash and cash equivalents totaling $6.8 million and $511,000, respectively, and a demand loan extended to the Bank totaling $4.0 million and $3.5 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary source and use of cash in operations is to originate loans held for sale, which used $500.2 million in cash and provided proceeds of $507.6 million from loan sales during the nine months ended June 30, 2014 compared with $1.05 billion and $1.08 billion, respectively, in the same 2013 period.

The primary use of cash from investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable held in portfolio increased $104.6 million for the nine months ended June 30, 2014 compared with an increase of $21.8 million for the nine months ended June 30, 2013.  Other significant uses of cash from investing activities for the nine months ended June 30, 2014 included $22.5 million for the purchase of debt securities available for sale, $45.1 million for the purchase of debt securities held to maturity and $15.4 million for the purchase of FHLB stock.  Other significant uses of cash from investing activities for the nine months ended June 30, 2013 included $58.3 million for the purchase of debt securities available for sale and $13.8 million for the purchase of FHLB stock.

Sources of cash from investing activities for the nine months ended June 30, 2014 included proceeds from maturities of debt securities available for sale totaling $58.3 million, proceeds from FHLB stock redemptions of $11.1 million, principal repayments on mortgage-backed securities totaling $993,000 and proceeds from the sale of real estate acquired in settlement of loans of $3.0 million.  Sources of cash from investing activities for the nine months ended June 30, 2013 included proceeds from maturities of debt securities available for sale totaling $44.3 million, proceeds from FHLB stock redemptions of $12.8 million, principal repayments on mortgage-backed securities totaling $1.1 million and proceeds from the sale of real estate acquired in settlement of loans of $10.0 million.

The Company’s primary sources of cash from financing activities for the nine months ended June 30, 2014 included an $108.7 million increase in FHLB advances, a $10.0 million increase in other borrowed money and a $6.6 million increase in common stock issued.  The primary sources of cash from financing activities for the nine months ended June 30, 2013 was a $21.0 million increase in FHLB advances and a $14.9 million increase in overnight retail repurchase agreements.

Primary uses of cash from financing activities for the nine months ended June 30, 2014 included an $11.3 million decrease in deposits, the repurchase of $10.7 million of preferred stock, a $7.6 million decrease in overnight retail repurchase agreements, a $977,000 decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $3.3 million and dividends paid on preferred stock of $579,000.  Primary uses of cash from financing activities for the nine months ended June 30, 2013 included a $38.8 million decrease in deposits, $2.0 million for the repurchase of preferred stock, a $2.0 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $3.2 million and dividends paid on preferred stock of $928,000.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of June 30, 2014, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

			Retail
	Certificates	FHLB	Repurchase	Term	Subordinated
	of Deposit	Borrowings	Agreements	Loan	Debentures
	(In thousands)
Maturing in:
Three months or less	$62,141	$157,700	$27,913	$250	$—
Over three months through six months	52,698	—	—	250	—
Over six months through twelve months	100,248	25,000	—	500	—
Over twelve months	100,190	4,000	—	8,500	19,589
Total	$315,277	$186,700	$27,913	$9,500	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at June 30, 2014 are as follows:

Less than one year	$1,518,602
Over 1 year through 3 years	2,591,278
Over 3 years through 5 years	1,495,161
Over 5 years	689,541
Total	$6,294,582

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at June 30, 2014.

As of June 30, 2014, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2014 and September 30, 2013.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of June 30, 2014:
Tangible capital (to total assets)	$131,350	9.59%	$20,542	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	144,992	13.33%	87,019	8.00%	$108,774	10.00%
Tier I risk-based capital (to risk-weighted assets)	131,350	12.08%	N/A	N/A	65,264	6.00%
Tier I leverage capital (to average assets)	131,350	9.59%	54,779	4.00%	68,474	5.00%

As of September 30, 2013:
Tangible capital (to total assets)	$127,757	10.05%	$19,064	1.50%	N/A	N/A
Total risk-based capital (to risk-weighted assets)	140,336	14.03%	80,016	8.00%	$100,020	10.00%
Tier I risk-based capital (to risk-weighted assets)	127,757	12.77%	N/A	N/A	60,012	6.00%
Tier I leverage capital (to average assets)	127,757	10.05%	50,838	4.00%	63,547	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

For the three and nine months ended June 30, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At June 30, 2014, the Company had issued $82.7 million of unexpired interest rate lock commitments to loan customers compared with $68.6 million of unexpired commitments at September 30, 2013.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer pays the Company a fixed interest rate of 6.58%, while the Company pays the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company pays the broker a fixed interest rate of 6.58%, while the broker pays the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts have identical terms and are scheduled to mature on May 15, 2015.  While these two swap derivatives generally work together as an interest-rate hedge, the Company has not designated them for hedge accounting treatment.  Consequently, both derivatives are marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the nine months ended June 30, 2014 and 2013.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at June 30, 2014 and September 30, 2013 were $469,000 and $843,000, respectively.

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

During the quarter ended June 30, 2014, the Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014, and concluded that the Company’s disclosure controls and procedures were effective as of such date.  The Company’s management determined that the material weakness that existed as of September 30, 2013, December 31, 2013 and March 31, 2014, which is described below, had been remediated as of June 30, 2014.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management had previously identified the following material weakness in the Company’s internal control over financial reporting as of September 30, 2013, December 31, 2013 and March 31, 2014:

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

During the quarter ended December 31, 2013, management began to implement changes to the Company’s internal control over financial reporting to address the material weakness.  Such changes included providing clearer designation and allocation of responsibilities within the Company’s loan underwriting and credit administration functions, implementing additional processes and documentation procedures, and providing additional training to loan underwriting and credit administration staff.  Such controls were fully implemented and tested during the quarter ended June 30, 2014 and, as a result, management concluded that the material weakness had been remediated as of June 30, 2014.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 through April 30, 2014	644	$10.50	—	403,800
May 1, 2014 through May 31, 2014	400	$11.05	—	403,800
June 1, 2014 through June 30, 2014	666	$11.10	—	403,800
Total	1,710	$10.86	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended June 30, 2014.

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

101

The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	August 8, 2014	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	August 8, 2014	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer