Form 10-K
period 2014-09-30
PULASKI FINANCIAL CORP
filed 2014-12-12
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $97 million.

There were issued and outstanding 12,073,054 shares of the registrant’s common stock as of December 12, 2014.

Documents Incorporated by Reference

Portions of 2014 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Part III).

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

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank, a federally chartered savings bank (the “Bank”). The Company’s primary assets are its investment in the Bank and cash.  The Company also maintains two special-purpose subsidiaries that issued trust preferred securities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the office properties and equipment of the Bank.  Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City, Chicago and Denver metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska, and Council Bluffs, Iowa.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate primarily one-to four-family residential mortgage loans, commercial real estate and commercial and industrial loans principally within its St. Louis lending market.  In addition, the Bank originates one- to four-family residential mortgage loans primarily for sale in the secondary market in the other markets identified above.

Available Information

We maintain an Internet website at www.pulaskibank.com.  We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Market Area

We provide a wide array of residential mortgage loan, commercial loan and deposit products through our thirteen full-service branch offices and loan production offices in the St. Louis metropolitan area.  We also originate residential mortgage loans, principally for sale in the secondary market, through our mortgage loan production offices in the Kansas City, Chicago and Denver metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska, and Council Bluffs, Iowa.

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

At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.08% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the sixteenth largest market share out of 138 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

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

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold on a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 to 60 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically thirty-year, fixed-rate mortgages) with low-cost, short-term funds.  Loan sale activity generates one of our largest sources of non-interest income.

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

We primarily originate thirty-year, fixed-rate mortgage loans, and to a lesser extent, fifteen-year, fixed-rate mortgage loans. Generally, substantially all of such loans are sold in the secondary market.  We also offer a variety of adjustable-rate mortgage (“ARM”) loans.  These ARM loans may be sold in the secondary market or originated for portfolio investment.  The loan fees charged, interest rates and other provisions of our ARM loans are determined by us on the basis of our own pricing criteria, the composition and interest rate risk of our current loan portfolio and market conditions.  Interest rates and payments on our ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index.  The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on our ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We qualify the borrower based on the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years.   We do not originate negative amortization loans for portfolio investment.  We believe that the periodic adjustment feature of our ARM loans provides us the flexibility to offer initial interest rates that are competitive while limiting our long-term exposure to interest rate risk.

The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  As the result of the low interest rate environment during the years ended September 30, 2014 and 2013, the demand for our fixed-rate mortgage loan products greatly exceeded the demand for ARM loans.  If the current low level of interest rates continues, we expect this weakening of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price.  We will make loans in excess of this limit provided the borrower obtains mortgage insurance.  Prior to 2008, we offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  We still offer second mortgage loans that exceed 80% of the collateral values on a very limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the current adverse economic environment.  At September 30, 2014, the Company had $39.6 million of second mortgage loans, of which $11.8 million had combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.

We obtain appraisals on our real estate loans from our in-house staff of licensed appraisers and independent appraisers.  During the year ended September 30, 2014, we performed approximately 36% of our appraisals through our in-house staff.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are generally issued in an amount up to 80% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  On a limited basis, home equity lines of credit might be issued in an amount up to 90% of the appraised value of the property securing the line of credit.  Our credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, we originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  This practice has been discontinued.  At September 30, 2014, we had $90.2 million in home equity lines of credit, of which approximately $8.4 million had combined loan-to-value ratios of at least 100% based on a combination of original and updated appraisals.

Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is based on the rates published in the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions, the increased risks associated with this type of lending, and the significant level of our existing loan balances, we de-emphasized home equity lending during the three years ended September 30, 2014.  See Loan Underwriting Risks below.  During the three years ended September 30, 2014, we originated $20.4 million, $22.9 million and $29.0 million, respectively, of home equity lines of credit, representing only 1.5%, 1.2% and 1.5% of total loans originated during those periods, respectively.

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

Commercial and Industrial Loans.  We originate commercial and industrial loans that are secured by property such as inventory, equipment, finished goods and accounts receivable.  All borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower.  The structure of the collateral varies for each loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.  Because the value of this type of collateral is subject to greater fluctuation than real estate, these types of loans are typically structured with short-term maturities and are monitored by periodic borrowing-base certificates.  Loans on equipment are also generally short-term and do not exceed the useful life of the equipment.  Personal guarantees are generally obtained.

Real Estate Construction and Land Acquisition and Development Loans.  We originate real estate construction loans that consist of one- to four-family residential construction loans made to retail mortgage customers and builders and loans for the construction of multi-family and commercial properties.  We also originate land acquisition and development loans for the development of land to be used for residential or commercial real estate construction.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  These loans are underwritten according to the adequacy of the borrower’s repayment sources.  Signs of deterioration in the borrower’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and 75% of wholesale values for land development projects.  The borrowers are generally required to infuse equity into the project at closing.  Personal guarantees are generally obtained.  During the three years ended September 30, 2014, we originated $66.9 million, $38.4 million and $23.2 million, respectively, of real estate construction loans, representing 4.9%, 2.1% and 1.2% of total loans originated during those periods, respectively.  Due to the downturn in local and economic conditions and the increased risks associated with this type of lending, we de-emphasized land acquisition and development lending during the three years ended September 30, 2014.  See Loan Underwriting Risks below.  During the three years ended September 30, 2014, we originated $12.1 million, $4.8 million and $8.7 million, respectively, of land acquisition and development loans, representing 0.9%, 0.3% and 0.5% of total loans originated during those periods, respectively.

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

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by two 50%-owned joint ventures with local realtors in St. Louis, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  Residential mortgage loans may be originated in any of our offices, while commercial and consumer loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office.  Loans sold into the secondary mortgage market are generally sold on a “best efforts,” “servicing released” basis.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed.  The commission rate paid to these loan officers generally does not vary based on the specific terms of individual loans, but may be increased or decreased based on total monthly and annual volume levels and meeting certain minimum quality control criteria and other productivity measures.

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

Interest rates are subject to change if the approved loan is not closed within the time of the commitment, which is usually 45 to 60 days for residential mortgage loans and 30 days for commercial loans.

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

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Over the past several years, we have repeatedly tightened our underwriting standards in response to the prevailing economic conditions and have de-emphasized these types of lending.  As a result, the balances of second mortgage loans decreased to $39.6 million at September 30, 2014 compared with $43.2 million at September 30, 2013. Home equity lines of credit decreased to $90.2 million at September 30, 2014 compared with $110.9 million at September 30, 2013.

Since substantially all second mortgage loans and home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  At September 30, 2014, second mortgage loans and home equity lines of credit for which we did not own or service the related first mortgage loans totaled approximately $35.9 million and $88.0 million, respectively, which represented approximately 90.8% and 97.6% of the second mortgage loan and home equity line of credit portfolios, respectively.  We monitor the increased credit risk associated with second mortgage loans and home equity lines of credit for which we do not own or service the related first mortgage loans by obtaining updated credit information on all borrowers from the credit bureaus at least annually, or more frequently based on negative trends in portfolio delinquencies or overall economic conditions.  If the circumstances warrant, we may obtain updated appraisals or other information, such as brokers’ opinions of value, indicating the fair value of the underlying collateral.  If these procedures identify significant deterioration in a borrower’s credit quality or the underlying property’s estimated fair value, we may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

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

At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are generally obtained.  Our underwriting criteria for such loans require the borrowers to qualify as if the loans require principal and interest payments for the complete term of the loans sufficient to fully amortize the loans.  If the borrowers qualify under our current underwriting standards, the loans are either renewed under our new 15-year home equity loan product or are converted to conventional second mortgage loans that are fully amortizing and contain no initial draw period.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  During the year ended September 30, 2014, we renewed approximately $3.6 million of maturing home equity lines into our new 15-year home equity line of credit product and converted approximately $3.8 million of maturing home equity lines into fully-amortizing second mortgage loans.  At September 30, 2014, all of our home equity lines of credit were in the interest-only payment phase and all of our second mortgage loans were fully amortizing.  The following table summarizes when our home equity lines of credit at September 30, 2014 are scheduled to convert to a fully-amortizing basis:

Principal Balance
At September 30,
2014
(In thousands)

Year ended September 30,
2015	$12,281
2016	16,623
2017	22,084
2018	28,061
2019	9,879
Thereafter	1,251
Total	$90,179

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans might have unpredictable cash flows and are more difficult to evaluate and monitor.  Payments on loans secured by such properties are often dependent on successful management and operation of the properties or the businesses occupying the properties.  Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy.  If the cash flows from the property are reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the property securing the loan may be impaired.  We seek to minimize these risks in a variety of ways, including limiting the size of such loans, reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan.  We also generally obtain loan guarantees from financially capable parties.  Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.

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

Real Estate Construction and Land Acquisition and Development Loans.  Real estate construction and land acquisition and development loans involve greater credit risks than permanent residential or commercial real estate loans.  Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value, the marketability of the project upon the completion of construction, and the borrower’s ability to financially support the property if changes occur over time.  If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development.  If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays in completing the project may arise from inclement weather, labor problems, material shortages and other unpredictable contingencies.  In some instances where the collateral value supports a further increase in the outstanding loan amount, no payment from the borrower is required during the term of a construction loan since the accumulated interest is generally added to the principal of the loan.  However, there are times when additional cash equity injections from the borrower are necessary for project completion and loan repayment.  Therefore, a thorough analysis of the borrower and any guarantor’s ability to support the project on an ongoing basis is necessary during the underwriting process.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the completed project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

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

TABLE 1:  Loans Receivable

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Single-family residential:
Residential first mortgage	$273,370	24.36%	$212,357	21.14%	$211,760	21.37%	$242,091	23.19%	$243,649	22.75%
Residential second mortgage	39,554	3.52%	43,208	4.30%	42,091	4.25%	51,535	4.94%	60,281	5.63%
Home equity lines of credit	90,179	8.03%	110,905	11.03%	143,932	14.53%	176,324	16.89%	201,922	18.86%
Commercial:
Multi-family residential	63,021	5.61%	48,706	4.85%	44,339	4.48%	38,580	3.70%	43,736	4.09%
Commercial real estate	333,537	29.71%	299,297	29.78%	278,995	28.16%	277,631	26.59%	256,224	23.94%
Land acquisition and development	37,051	3.30%	40,430	4.02%	47,263	4.77%	51,497	4.93%	74,462	6.96%
Real estate construction and development	46,777	4.17%	20,549	2.04%	21,907	2.21%	22,331	2.14%	31,071	2.90%
Commercial and industrial	235,297	20.96%	226,829	22.57%	197,755	19.96%	180,821	17.32%	155,622	14.54%
Consumer and installment:
Automobile	117	0.01%	120	0.01%	112	0.01%	342	0.03%	845	0.08%
Installment	3,908	0.33%	2,641	0.26%	2,561	0.26%	2,775	0.27%	2,668	0.25%
Total loans	1,122,811	100.00%	1,005,042	100.00%	990,715	100.00%	1,043,927	100.00%	1,070,480	100.00%
Add (less):
Deferred loan costs	4,669		3,188		3,116		3,626		3,884
Loans in process	(641)		(1,256)		(986)		(566)		(1,115)
Allowance for loan losses	(15,978)		(18,306)		(17,117)		(25,714)		(26,976)
Total loans receivable, net	$1,110,861		$988,668		$975,728		$1,021,273		$1,046,273

TABLE 2:  Loan Maturities (1)

	At September 30, 2014
	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Single-family residential:
Residential first mortgage	$11,925	$11,676	$249,769	$273,370
Residential second mortgage	4,462	16,887	18,205	39,554
Home equity lines of credit	12,556	57,037	20,586	90,179
Commercial:
Multi-family residential	6,317	36,438	20,266	63,021
Commercial real estate	74,335	207,085	52,117	333,537
Land acquisition and development	26,344	9,643	1,064	37,051
Real estate construction and development	10,443	28,956	7,378	46,777
Commercial and industrial	92,474	121,312	21,511	235,297
Consumer and installment	2,108	1,528	389	4,025
Total loans	$240,964	$490,562	$391,285	$1,122,811

(1)               Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2015
	Fixed Rate	Adjustable Rate
	(In thousands)
Single-family residential:
Residential first mortgage	$79,268	$182,177
Residential second mortgage	19,545	15,547
Home equity lines of credit	—	77,623
Commercial:
Multi-family residential	40,077	16,627
Commercial real estate	188,521	70,681
Land acquisition and development	9,327	1,380
Real estate construction and development	16,927	19,407
Commercial and industrial	85,790	57,033
Consumer and installment	1,583	334
Total	$441,038	$440,809

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

Additionally, we generally negotiate a “best-efforts” delivery to the investor whereby we are not required to deliver the loan to the investor if the loan does not close for any reason.  Such delivery minimizes exposure from loans that do not close and, for loans that close, minimizes exposure to changes in market interest rates prior to the sale of the loans to the investors.

TABLE 4:  Loan Activity

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,076,455	$1,189,770	$1,166,043
Loans originated:
Residential real estate - held to maturity	113,247	56,884	39,512
Residential real estate - held for sale	738,541	1,293,912	1,408,653
Multi-family real estate	23,989	14,708	15,425
Commercial real estate	83,362	83,821	48,369
Land acquisition and development	12,116	4,841	8,662
Real estate construction and development	66,854	38,387	23,165
Commercial and industrial	316,218	349,687	365,398
Consumer and installment	1,376	957	806
Total loans originated	1,355,703	1,843,197	1,909,990
Net decrease in home equity lines of credit	(20,726)	(33,026)	(32,393)
Loans purchased:
Residential real estate	1,649	2,619	1,093
Commercial real estate	96,222	59,451	23,327
Loans sold:
Residential real estate originated for sale	(741,624)	(1,395,781)	(1,322,480)
Commercial real estate	(796)	(858)	(12,716)
Loans principal repayments, charge offs, and foreclosures	(587,506)	(588,917)	(543,094)
Net loan activity	102,922	(113,315)	23,747
Total gross loans, including loans held for sale, at end of period	$1,179,377	$1,076,455	$1,189,770

Under standard representations and warranties and early payment default clauses in our mortgage loan sale agreements, we may be required to repurchase mortgage loans sold to our investors or reimburse our investors for credit losses incurred on loans (collectively referred to as “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, we do not service the loans that we sell to our investors and are unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.  For further discussion of our treatment and the financial impact of these mortgage loan repurchase demands, refer to Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1.

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

TABLE 5:  Non-performing Assets

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Loans accounted for on a non-accrual basis:
Single-family residential:
Residential first mortgage	$4,026	$5,335	$4,248	$5,871	$6,727
Residential second mortgage	354	442	610	1,177	1,522
Home equity lines of credit	1,479	2,124	1,613	4,084	2,206
Commercial:
Commercial and multi-family real estate	457	1,774	6,119	2,375	5,539
Land acquisition and development	3,734	—	—	229	8,796
Real estate-construction and development	—	—	358	854	1,189
Commercial and industrial	348	—	4,412	210	417
Consumer and installment	—	78	102	240	100
Total	10,398	9,753	17,462	15,040	26,496

Accruing loans which are contractually past due 90 days or more:
Total	—	—	—	—	—

Troubled debt restructurings: (1)
Current under restructured terms:
Single-family residential:
Residential first mortgage	4,668	5,169	11,809	14,911	16,093
Residential second mortgage	1,126	904	1,473	1,861	2,186
Home equity lines of credit	741	498	1,266	1,248	1,050
Commercial:
Commercial and multi-family real estate	3,335	2,585	6,388	4,359	426
Land acquisition and development	—	43	—	—	184
Real estate-construction and development	—	23	34	1,538	3,306
Commercial and industrial	1,102	2,055	1,186	560	1,355
Consumer and installment	13	28	42	—	83
Total	10,985	11,305	22,198	24,477	24,683
Past due under restructured terms:
Single-family residential:
Residential first mortgage	3,477	3,974	5,463	9,372	7,251
Residential second mortgage	483	155	166	452	339
Home equity lines of credit	395	178	542	999	728
Commercial:
Commercial and multi-family real estate	669	1,652	1,607	2,226	—
Land acquisition and development	38	—	39	121	65
Real estate-construction and development	39	19	—	51	—
Commercial and industrial	488	572	—	417	—
Consumer and installment	—	—	—	226	—
Total	5,589	6,550	7,817	13,864	8,383

Total restructured loans	16,574	17,855	30,015	38,341	33,066
Total non-performing loans	26,972	27,608	47,477	53,381	59,562
Real estate acquired in settlement of loans, net	5,802	6,395	13,952	18,718	14,900
Total non-performing assets	$32,774	$34,003	$61,429	$72,099	$74,462

(1) All loans classified as troubled debt restructurings in this table were accounted for on a non-accrual basis.

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2014	2013	2012	2011	2010
Total non-performing loans as a percentage of net loans receivable	2.40%	2.75%	4.79%	5.11%	5.56%
Total non-performing loans as a percentage of total assets	1.95%	2.16%	3.52%	4.08%	4.10%
Total non-performing assets as a percentage of total assets	2.37%	2.66%	4.56%	5.51%	5.13%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	1.42%	1.62%	2.55%	2.77%	3.26%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	1.58%	1.78%	2.91%	3.64%	3.43%
Allowance for loan losses as a percent of non-performing loans	59.24%	66.31%	36.05%	48.17%	45.29%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	97.06%	106.56%	65.56%	84.50%	75.47%

Interest income recognized on impaired loans was approximately $989,000, $1.1 million and $2.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.  The gross interest income that would have been recorded in such periods if impaired loans had been current in accordance with their terms and had been outstanding throughout the periods was $2.4 million, $3.0 million and $3.4 million for the years ended September 30, 2014, 2013 and 2012, respectively. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of impaired loans and the related accrued interest.

Real Estate Acquired in Settlement of Loans.  Real estate acquired in settlement of loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  Refer to Note 19 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a discussion of fair value measurements of real estate acquired in settlement of loans.

The balance of real estate acquired in settlement of loans decreased $592,000 from $6.4 million at September 30, 2013 to $5.8 million at September 30, 2014.  The balance at September 30, 2014 consists of twelve residential properties and four commercial properties acquired in settlement of debts outstanding.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a summary of real estate acquired in settlement of loans and the related allowance of losses.

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

The committee generally meets quarterly or more frequently if circumstances dictate, and reviews all problem and potential problem assets, consisting primarily of loans receivable.  The status of significant classified and watch list loans, including workout plans, and emerging trends are discussed in detail.  Following the meetings, the list of classified assets is updated, the appropriate level of loss reserves is recorded (quarterly), significant loan charge-offs are recorded and classified asset action plans are updated.  Troubled assets are subject to continuous monitoring between meetings.  In addition to oversight by the committee, the board of directors reviews delinquent loans, classified assets and watch list loans, the level of the allowance for loan losses, portfolio mix and the status of workout efforts for large commercial credits at its regular monthly meetings.  We engage a regional accounting firm specializing in asset reviews to perform periodic reviews of management’s loan reviews and classifications.

Residential Real Estate Loans.  We have a staff of full-time collectors who are responsible for following up on all past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  Attempts to contact the borrower by telephone generally begin approximately seven days after the payment due date.  The first past due notice is mailed to the borrower eight days after the payment due date.  On the thirtieth day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the forty-fifth day after the due date, a 45-day past due notice is sent.  Before the forty-fifth day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans and home equity lines of credit, after the sixtieth day of delinquency, management determines: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

If the borrower cannot be reached and does not respond to collection efforts, a personal collection visit or property inspection is made and a photograph of the exterior of the property is taken.  The physical condition and occupancy status of the property is determined before recommending further action.  Such inspection normally occurs on or about the forty-fifth day of delinquency.  At 45 days into the delinquency procedure, we notify the borrower that home ownership counseling is available for eligible homeowners.  If by the one hundred twenty first day of delinquency, or sooner if the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure, according to the terms of the security instrument and applicable law, is initiated.

All residential loans that are past due 60 days or more are reviewed during weekly meetings between management and the collectors.  These meetings allow management to understand the collection activity and past payment history, review collection methods and make suggestions for alternative solutions to problems inherent with certain past-due customers.  Individual action plans are often formulated during these meetings, such as charge-offs, troubled debt restructurings, skip tracing, or forbearance plans.  These meetings are critical to the identification of troubled loans and allow management to take proactive steps to either resolve a problem or prepare for further action.

We have proactively modified loan repayment terms with certain residential borrowers who were experiencing financial difficulties in the current economic climate with the belief that these actions would maximize our recoveries on these loans.  These modifications are known as troubled debt restructurings.  Substantially all of our portfolio residential loans are to borrowers who live in the communities that we serve, which has enabled us to work closely with these troubled borrowers.  The restructured terms of the loans generally include a reduction of the interest rates and/or the addition of past due interest to the principal balance of the loans.  Many of these borrowers were current at the time of their modifications and showed strong intent and ability to repay their obligations under the modified terms.

Identification of restructuring candidates is a combined effort of the collection staff, management, and loan origination personnel.  Restructuring candidates are referred to the loss mitigation staff and counseled on available options.  Each applicant is required to submit a loan application, provide proof of income, and a hardship letter describing their deteriorating financial condition.  Once completed, the loan is evaluated on its own merit, including a new appraisal and, if appropriate, a workout plan is drafted and a modification to the note and deed, if necessary, is reviewed by senior management and executed.  The restructured terms are entered onto the Bank’s loan system and the loan is flagged for future reporting and tracking.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of troubled debt restructurings.

Commercial Loans.  Unlike residential mortgage and consumer loan monitoring, which is largely based on the past due status of the loan, effective monitoring of a commercial portfolio must be much more proactive.  Early identification of problem assets is essential to managing and controlling risk.  Troubled assets are closely tracked by senior management and are formally reviewed at least quarterly by the Risk Management Committee.  We recognize that the originating loan officers usually have the closest relationship with our borrowers and are generally in the best position to identify potential problems in a timely manner.  Therefore, in addition to their traditional business development responsibilities, the Bank’s commercial loan officers are required to remain in close contact with existing borrowers so they can better monitor their financial health on an on-going basis.  When a borrower’s problems are identified early, the Bank often has the opportunity to be “first in line” to secure additional collateral before the borrower’s financial condition deteriorates into a severe condition.

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

Consumer Loans.  When a consumer loan borrower fails to make a required payment, we institute collection procedures.  We receive a computer-generated collection report daily.  The first notice is mailed to the borrower seven days following the payment due date.  The customer is contacted by telephone to ascertain the nature of the delinquency.  If by the forty-fifth day following the payment due date, no progress has been made, a written notice is mailed informing the borrowers of their right to cure the delinquency within 20 days and of our intent to begin legal action if the delinquency is not corrected.  Depending on the type of property held as collateral, we may obtain a judgment in small claims court, take action to repossess the collateral, or collect under the existing note, whatever is most economically efficient.

Non-Accrued Interest.  Our policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of contractual interest or principal is no longer probable.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the Company’s treatment of non-accrued interest.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OCC examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three adverse classifications for problem assets:  substandard, doubtful and loss.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OCC regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of credit quality monitoring.

TABLE 6:  Classified Loans

	At September 30, 2014
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential first mortgage	—	$—	38	$3,840	72	$9,378	1	$132
Residential second mortgage	—	—	11	303	39	1,762	—	—
Home equity lines of credit	—	—	22	561	63	2,055	3	94
Commercial and multi-family real estate	—	—	—	—	22	7,848	8	10,207
Land acquisition and development	—	—	1	38	2	5,068	2	2,589
Real estate construction and development	—	—	3	39	—	—	—	—
Commercial and industrial	—	—	—	—	17	2,496	7	2,618
Consumer and installment	—	—	—	—	1	14	2	234
Total classified loans	—	—	75	4,781	216	28,621	23	15,874
Less specific allowance for loan losses	—	—	—	(470)	—	(728)	—	—
Total classified loans, net of specific allowance	—	$—	75	$4,311	216	$27,893	23	$15,874

	At September 30, 2013
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential first mortgage	—	$—	43	$5,141	75	$10,834	2	$270
Residential second mortgage	—	—	8	410	29	1,101	1	50
Home equity lines of credit	—	—	37	1,574	43	1,371	—	—
Commercial and multi-family real estate	—	—	1	60	34	16,159	8	6,940
Land acquisition and development	—	—	—	—	4	5,884	3	6,954
Real estate construction and development	—	—	—	—	3	38	—	—
Commercial and industrial	—	—	—	—	14	3,267	10	4,936
Consumer and installment	—	—	3	107	—	—	—	—
Total classified loans	—	—	92	7,292	202	38,654	24	19,150
Less specific allowance for loan losses	—	—	—	(1,348)	—	(1,058)	—	—
Total classified loans, net of specific allowance	—	$—	92	$5,944	202	$37,596	24	$19,150

Other than as disclosed in the table above, there are no other loans at September 30, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable losses in our loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the loan portfolio.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the allowance for loan losses.

TABLE 7:  Allowance for Loan Losses

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance, beginning of period	$18,306	$17,117	$25,714	$26,976	$20,579

Provision charged to expense	1,210	12,090	14,450	14,800	26,064
Charge-offs:
Single-family residential:
Residential first mortgage	1,772	3,364	8,035	4,520	3,774
Residential second mortgage	618	1,633	2,696	2,094	2,099
Home equity lines of credit	1,577	2,402	6,029	3,002	4,165
Commercial:
Land acquisition and development	1,883	73	262	4,382	1,145
Real estate construction and development	—	260	298	50	2,254
Commercial and multi-family real estate	15	1,013	4,050	1,545	4,323
Commercial and industrial	1	6,834	2,067	774	2,540
Consumer and installment	128	107	215	101	174
Total charge-offs	5,994	15,686	23,652	16,468	20,474
Recoveries:
Single-family residential:
Residential first mortgage	396	80	81	67	384
Residential second mortgage	92	232	103	117	76
Home equity lines of credit	323	544	150	154	23
Commercial:
Land acquisition and development	1	23	8	2	—
Real estate construction and development	—	1,800	10	1	5
Commercial and multi-family real estate	765	1,638	114	11	88
Commercial and industrial	848	422	117	45	223
Consumer and installment	31	46	22	9	8
Total recoveries	2,456	4,785	605	406	807
Net charge-offs	3,538	10,901	23,047	16,062	19,667
Balance, end of period	$15,978	$18,306	$17,117	$25,714	$26,976
Ratio of allowance to total loans outstanding at the end of the period	1.42%	1.82%	1.73%	2.46%	2.52%
Ratio of net charge-offs to average loans outstanding during the period	0.34%	1.08%	2.26%	1.51%	1.76%
Allowance for loan losses to non-performing loans	59.24%	66.31%	36.05%	48.17%	45.29%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Single-family residential:
Residential first mortgage	$4,727	24.35%	$5,247	21.14%	$4,832	21.37%	$7,945	23.19%	$4,773	22.76%
Residential second mortgage	1,395	3.52	1,845	4.30	1,548	4.25	2,776	4.94	2,269	5.63
Home equity lines of credit	1,743	8.03	3,078	11.03	3,076	14.53	6,293	16.89	4,366	18.86
Commercial:
Commercial, multi-family real estate and land	4,852	38.62	5,525	38.65	5,292	37.41	6,503	35.22	11,579	35.01
Real estate construction and development	207	4.17	86	2.04	117	2.21	337	2.14	1,079	2.90
Commercial and industrial	3,025	20.96	2,500	22.57	2,224	19.96	1,416	17.32	2,760	14.51
Consumer and installment	29	0.35	25	0.27	28	0.27	444	0.30	150	0.33
Total allowance for loan losses	$15,978	100.00%	$18,306	100.00%	$17,117	100.00%	$25,714	100.00%	$26,976	100.00%

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

We maintain a portfolio of U.S. Treasury obligations and investment grade mortgage-backed securities in the form of Ginnie Mae, Freddie Mac and Fannie Mae participation certificates and, to a much lesser extent, collateralized mortgage obligations.  Ginnie Mae certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while Freddie Mac and Fannie Mae certificates are guaranteed by the respective agencies.  Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages.  Collateralized mortgage obligations are types of debt securities issued by a special purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

The Asset Liability Management Committee, which includes our executive officers and other key personnel, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures.  Investments are made following certain considerations, which include our liquidity position and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities of securities, estimated deposit inflows and outflows and anticipated loan amortization and repayments.  Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered.  The interest rate, yield, settlement date and maturity are also reviewed.

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

Our investment securities portfolio at September 30, 2014 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2014	2013	2012
	(In thousands)
Held to maturity, at amortized cost:
Investment securities - U.S. Treasury and agency obligations	$25,084	$—	$—
Mortgage-backed securities:
Ginnie Mae	44	64	90
Fannie Mae	3,220	4,226	5,562
Collateralized mortgage obligations — Freddie Mac	4	4	5
Total	$28,352	$4,294	$5,657

Available for sale, at fair value:
Investment securities - U.S. Treasury and agency obligations	$12,898	$38,691	$21,595
Mortgage-backed securities - Ginnie Mae	182	226	326
Total	$13,080	$38,917	$21,921

TABLE 10:  Maturities and Yields

	At September 30, 2014
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Investment securities:
U.S. Treasury and agency obligations	$15,005	0.14%	$10,079	0.27%	$—	—	$—	—	$25,084	0.19%

Mortgage-backed securities:
Mortgage-backed securities	—	—	45	8.34%	137	3.91%	3,082	3.48%	3,264	3.56%
CMOs	—	—	—	—	4	1.04%	—	—	4	1.04%
Total debt and mortgage-backed and related securities	$15,005	0.14%	$10,124	0.31%	$141	3.84%	$3,082	3.48%	$28,352	0.58%

Available for sale:
Investment securities:
U.S. Treasury and agency obligations	$—	—	$12,898	0.56%	$—	—	$—	—	$12,898	0.56%
Mortgage-backed securities	—	—	—	—	82	3.66%	100	7.18%	182	5.64%
Total debt and mortgage-backed and related securities	$—		$12,898	0.56%	$82	3.66%	$100	7.18%	$13,080	0.63%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2014, the Company’s portfolio included callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

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

TABLE 11:  Deposits

	At September 30,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$189,642	18.56%	$168,032	16.62%	$173,374	16.03%
Interest-bearing checking	222,156	21.74	237,363	23.48	276,542	25.57
Passbook savings accounts	43,640	4.27	39,845	3.94	37,258	3.44
Money market	203,974	19.97	206,927	20.47	149,194	13.79
Total demand deposits	659,412	64.54	652,167	64.51	636,368	58.83
Certificates of deposit which mature:
Within 1 year	262,736	25.72	252,961	25.03	302,270	27.94
After 1 year, but within 3 years	93,656	9.17	100,647	9.96	137,187	12.68
Thereafter	5,849	0.57	5,037	0.50	5,874	0.55
Total certificates of deposit	362,241	35.46	358,645	35.49	445,331	41.17
Total deposits	$1,021,653	100.00%	$1,010,812	100.00%	$1,081,698	100.00%

Included in certificates of deposits at September 30, 2014 were brokered time deposits totaling $44.1 million of which no deposits were scheduled to mature during the year ending September 30, 2014.  No brokered deposits were included in certificates of deposit at September 30, 2013 or 2012.

At September 30, 2014, 2013 and 2012, certificates of deposit with a minimum principal amount of $100,000 totaled $216.0 million, $184.7 million, and $246.5 million, respectively.  At September 30, 2014, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2014
(In thousands)
Three months or less	$60,321
Over 3 through 6 months	58,945
Over 6 through 12 months	40,615
Over 12 months	56,086
Total	$215,967

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2014	2013	2012
	(In thousands)
0.00 – 1.99%	$360,209	$355,777	$433,034
2.00 – 2.99%	1,918	2,073	9,981
3.00 – 3.99%	113	108	666
4.00 – 4.99%	1	—	1,650
Total	$362,241	$358,645	$445,331

	Amount Due as of September 30, 2014
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 – 1.99%	$262,151	$71,128	$21,163	$2,287	$3,480	$360,209
2.00 – 2.990%	584	1,252	—	—	82	1,918
3.00 – 3.99%	—	—	113	—	—	113
4.00 – 4.99%	1	—	—	—	—	1
Total	$262,736	$72,380	$21,276	$2,287	$3,562	$362,241

TABLE 15:  Deposit Activity

	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Beginning balance	$1,010,812	$1,081,698	$1,103,169
Net increase (decrease) excluding interest credited	7,976	(75,065)	(23,781)
Interest credited	2,865	4,179	2,310
Net increase (decrease) in deposits	10,841	(70,886)	(21,471)
Ending balance	$1,021,653	$1,010,812	$1,081,698

TABLE 16:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$180,896	—%	$172,814	—%	$160,331	—%
Interest-bearing checking	245,485	0.17	261,178	0.18	305,525	0.39
Passbook savings	41,649	0.17	38,874	0.18	36,689	0.22
Money market	212,315	0.31	182,834	0.28	163,222	0.50
Certificates of deposit	340,949	0.70	416,355	0.94	431,627	1.18
Total	$1,021,294	0.35%	$1,072,055	0.46%	$1,097,394	0.65%

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

We offer a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2014 and 2013, we had $35.2 million and $40.2 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

TABLE 17:  Borrowed Money

	Years Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Maximum balance at any month end during the period	$224,113	$145,877	$109,981
Average balance during the period	107,940	72,032	51,901
Period-end balance	210,940	113,483	109,981
Weighted-average interest rate:
At end of period	0.72%	0.93%	0.97%
During the period	1.13%	1.35%	1.82%

We also have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2014, there were no borrowings outstanding under this arrangement and $198.0 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

During January 2014, the Company entered into a $10.0 million term loan agreement with a commercial bank.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of the Company’s Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the fiscal year ended September 30, 2014.  The rate of interest on these borrowings equals the daily LIBOR rate plus 2.50%.  Monthly payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.

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

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2014, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

The Bank’s subsidiary, Pulaski Service Corporation, sells fixed rate annuities.  Federal savings associations generally may invest up to 3% of their assets in service corporations, provided that any amount in excess of 2% is used primarily for community, inner city and community development projects.  At September 30, 2014, the Bank’s equity investment in its subsidiary was $245,000 or 0.02% of the Bank’s assets.

Personnel

As of September 30, 2014, we had 441 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	63	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	60	President of Pulaski Bank
Paul J. Milano	58	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian J. Björkman	43	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	46	Executive Vice President of Banking Operations and Human Resources of Pulaski Bank
Stephan R. Greiff	40	Co-President, Mortgage Division
Christopher M. Simms	37	Co-President, Mortgage Division
James W. Sullivan	58	Executive Vice President, Corporate Planning and Analysis of Pulaski Bank Chief Financial Officer of Mortgage Division of Pulaski Bank

(1)   As of September 30, 2014.

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

Cheri G. Bliefernich joined the Bank in 2003 and has served as Executive Vice President, Banking Operations since October 2008.  In November 2012, Mrs. Bliefernich assumed the additional responsibility of the Human Resources Director.  Currently, Mrs. Bliefernich oversees all aspects of the banking area including the retail branch network, banking operations, security/fraud, facilities, marketing and human resources for the entire organization.  Prior to assuming the current position, Mrs. Bliefernich served as Senior Vice President, Banking beginning in January 2007 and Vice President of Retail Banking beginning in November 2004.  She has also served as Senior Vice President of Retail Banking at Royal Banks and Vice President of Retail Banking at Founders Bank.  Mrs. Bliefernich maintains active involvement in several community service organizations.  She attended University of Missouri- Columbia.

Stephan R. Greiff joined the Bank in June 2013 and has served as Co-President of the Mortgage Division since January 2014.  Currently, Mr. Greiff oversees all aspects of Mortgage Operations along with Business Development for the Mortgage Channel.  Prior to joining Pulaski Bank, Mr. Greiff served as Vice President of Site Operations with Chase Home Lending, managing one of their largest retail lending fulfillment centers.  Previous experience and responsibilities have included sales management, marketing, recruiting, process engineering and customer service.

Christopher M. Simms joined one of Pulaski’s joint venture partnerships in March 2007 as a Senior Loan Officer.  Mr. Simms was listed as one of the top 110 mortgage loan originators in the United States in 2009 according to Scottsman’s Guide.  In 2011, he was promoted to regional sales manager for the Company’s St. Louis mortgage operation.  In 2012, Mr. Simms was promoted to Co-President of the Company’s mortgage division.  Mr. Simms is currently responsible for all sales, business development, and capital market operations of the mortgage division.  Mr. Simms attended the United States Military Academy at West Point.

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

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency on July 21, 2011.  On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $22 million at September 30, 2014.  However, our maximum exposure to any one borrower did not exceed $16 million at September 30, 2014.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also including education, credit card and small business loans) on a monthly basis in nine out of every twelve months.

A savings institution that fails the QTL test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement actions for a violation of law and could impose dividend limitations.  As of September 30, 2014, the Bank met the QTL test.

Limitations on Capital Distributions.  Federal regulations restrict capital distributions by a savings institution, such as cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC.  If an application is not required, the institution must still provide prior notice to, and receive the non-objection of, the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. Notice must also be provided to the OCC.  If the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted.  In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes-Oxley Act generally prohibits loans by the Bank to its executive officers and directors.  However, the law contains a specific exemption for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities controlled by such persons, is limited.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment.  An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. There are additional restrictions on extensions of credit to executive officers.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk weighted assets of 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed are inherent in the type of asset.  Core capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets And up to 45% of unrealized gains on available-for-sale securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2014, the Bank met each of its capital requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  Deposit insurance per account owner is currently $250,000.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by the FDIC regulations.  Institutions deemed less risky pay lower assessments.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2014 of $8.3 million.

Federal Reserve System.   The FRB regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied over $89.0 million.  The first $13.3 million of otherwise reservable balances (subject to adjustments by the FRB) were exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.

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

Holding Company Regulation

General.  The Company is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision-Federal Savings Institution Regulation-Capital Requirements.”

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies.  The federal regulatory agencies are required to issue joint rules requiring all holding companies to serve as a source of strength for depository institution subsidiaries by providing capital, liquidity and other support in times of financial distress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies, and that expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

The preferred stock paid cumulative dividends of 5% per year for the first five years and 9% per year thereafter.  The Company could, at its option, redeem the preferred stock at its liquidation preference plus accrued and unpaid dividends.

The Treasury Department sold all of the Preferred Stock to private investors in a dutch auction that was completed in July 2012.  On several dates subsequent to the Treasury’s auction through January 2014, the Company repurchased from private investors an aggregate of $15.2 million in liquidation value of the Preferred Stock in exchange for $14.6 million in cash and repurchased the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury has no remaining equity stake in the Company.

During January 2014, the Company repurchased $10.0 million in liquidation value of the Preferred Stock from a private investor using the proceeds from a term loan obtained from a commercial bank.  During June 2014, the Company issued 68,818 shares of its common stock in exchange for $735,000 in liquidation value of the Preferred Stock, representing a premium paid of $26,815.  The common shares were issued in a private transaction exempt from registration under the federal securities laws.  Following these transactions, $6.7 million of the Preferred Stock remained outstanding.  On July 31, 2014 the Company completed the mandatory redemption of the remaining balance of its Preferred Stock using $6.7 million in cash obtained from the common shares issued during June 2014.  The transaction reduced total shareholders’ equity by the same amount.

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

For the year ended September 30, 2014, we recorded a provision for loan losses of $1.2 million and net loan charge-offs of $3.5 million.  While our non-performing assets decreased from $34.0 million, or 2.66% of total assets, at September 30, 2013 to $32.8 million, or 2.37% of total assets, at September 30, 2014, the amount at September 30, 2014 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007.  The elevated level of non-performing assets was primarily due to the weakened economy and the soft real estate market.  If the economy and/or the real estate market remain weak, these assets may not perform according to their terms and the value of the collateral may be insufficient to repay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date based on various assumptions and judgments about the collectability of our loan portfolio. Including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  However, if the results of our analyses are not correct, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse effect on our operating results.

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

At September 30, 2014, $715.7 million, or 63.7%, of our loan portfolio consisted of loans to commercial borrowers, including commercial and multi-family real estate loans and commercial and industrial loans, and to a lesser extent, land acquisition and development loans and real estate construction and development loans.  We intend to continue to offer these types of lending, with an emphasis in owner-occupied commercial real estate loans and commercial and industrial loans.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by secured by non-real estate collateral that may depreciate over time.  Further, unlike residential mortgages or multi-family or commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at the time of default.

Our emphasis on residential mortgage loans and home equity lines of credit exposes us to lending risks.

At September 30, 2014, $273.4 million, or 24.3%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $39.6 million, or 3.5%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $90.2 million, or 8.0%, of our loan portfolio consisted of home equity lines of credit.  Declines in the housing market in recent years resulted in declines in real estate values in our market areas.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.  During the years ended September 30, 2014, 2013 and 2012, we experienced net charge-offs of $3.2 million, $6.5 million and $16.4 million, respectively, on residential mortgage loans and home equity lines of credit.

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

A portion of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to 100%.  At September 30, 2014, approximately $11.8 million of second mortgage loans, or 2.8% of our $403.1 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount of up to 100% of the value of the home securing the loan. At September 30, 2014, we held $19.4 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90% based on a combination of original and updated appraisals.  Subsequent declines in real estate values have likely resulted in an increase in such loan-to-value ratios. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

Our earnings could be negatively affected if the level of our non-performing assets increases.

While our non-performing assets decreased from $34.0 million, or 2.66% of total assets, at September 30, 2013 to $32.8 million, or 2.37% of total assets, at September 30, 2014, the amount at September 30, 2014 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007. We do not record interest income on non-accrual loans or real estate acquired through or in lieu of foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as charges to income.  From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as charges to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services.  These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $24.4 million at September 30, 2008 to $67.8 million at September 30, 2009 and then to $74.5 million at September 30, 2010. Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $32.8 million at September 30, 2014.  Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

If the value of real estate in the St. Louis, Kansas City and Omaha metropolitan areas were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

The St. Louis, Kansas City and Omaha metropolitan areas experienced declines in home prices over the past several years.  Weak local economic conditions could have an additional adverse affect on the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our earnings. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market areas.  During this period, our market areas experienced home price declines, increased foreclosures and increased unemployment rates.  Continued weak economic conditions in our market areas could reduce or limit our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

An increase in interest rates may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our interest and non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in interest income and a decrease in mortgage revenues.  In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Our mortgage originations could continue to decrease due to a slowdown in refinance activity, which could result in less non-interest income.

Mortgage revenues, which we recognize from the sale in the secondary market of mortgage loans originated by our mortgage lending division, have traditionally been our largest source of non-interest income and a significant contributor to our net income.  As the result of the low level of market interest rates that existed throughout fiscal 2012 and the first half of fiscal 2013, we saw strong demand for loans to refinance existing mortgages during these periods.  However, a rise in market interest rates during mid-June 2013 dampened this demand for refinancings during the remaining part of fiscal 2013 and all of fiscal 2014.  Loans originated to refinance existing mortgages totaled $120.2 million, or 16.3% of total loans originated for sale, for the year ended September 30, 2014 compared with $594.4 million, or 45.9% of total loans originated for sale, in 2013 and $798.5 million, or 56.6% of total loans originated for sale, in 2012.  If market interest rates remain at these elevated levels, we believe there will be fewer opportunities for financial institutions to originate loans to refinance existing mortgages.  If our mortgage originations decrease, our mortgage revenues and non-interest income will decrease.

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

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We anticipate that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products (e.g., the prime rate) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  Additionally, an increase in the general level of interest rate may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Legislative financial reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Federal Reserve Board.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators.  Furthermore, the Dodd-Frank Act repealed payment of interest on commercial demand deposits, forced originators of securitized loans to retain a percentage of the risk for the transferred loans, required regulatory rate-setting for certain debit card interchange fees and contained a number of reforms related to mortgage origination.  In response to the changing regulatory environment, we have made enhancements to people, processes, and controls to ensure we are complying with new regulations.  It is unclear what impact the Dodd-Frank Act will have on our business in the future as many of the regulations under the act are still being developed.  However, we expect that we will need to continue to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis.  The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or that would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2014, our goodwill totaled $3.9 million.  While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2014, we had $167.9 million of FHLB advances outstanding with an additional $63.7 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $152.3 million of available borrowing capacity and certificates of deposit obtained through national brokers totaling $44.1 million.  If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives.  We believe that our future results will also depend, in part, upon our ability to attract and retain highly skilled and qualified management.  We are especially dependent on a limited number of key management personnel, none of whom has an employment agreement with us, except for our chief executive officer.  The loss of the chief executive officer and other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals.  Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel.  Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

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

Pulaski Bank is subject to extensive regulation, supervision and examination by the OCC, its chartering authority, and by the FDIC, as insurer of its deposits.  The Company is subject to regulation and supervision by the Federal Reserve.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the FDIC insurance fund and for the depositors and borrowers of Pulaski Bank rather than the holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.  In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have, in recent years, increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

We compete with these institutions both in attracting deposits and in making loans.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates or experience a significant decline in the balance of our deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  In addition, such competition could result in a significant decline in the balance of our deposits.  Many of our competitors are larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market.  Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently conduct business through thirteen full-service banking offices, which include one office in each of Creve Coeur, Hazelwood, Chesterfield, Richmond Heights, Clayton and Ballwin, Missouri, two offices in St. Charles, Missouri and five offices in St. Louis, Missouri.  We own all of our offices, except for two in St. Louis and the offices in Ballwin, Clayton and Hazelwood. The leases for our offices have terms that expire between 2017 and 2022. We also own land in Florissant, Missouri and an administrative office in Creve Coeur, Missouri.

We also conduct business through loan production offices in Belton, Chesterfield, Lee’s Summit, Liberty, Osage Beach, Pevely, Springfield, Warrensburg, and Sedalia, Missouri, Godfrey and Shiloh, Illinois, Council Bluffs, Iowa, Omaha, Nebraska, Overland Park, Parkville, and Wichita, Kansas and Naperville, Illinois.  Each of these offices is leased with terms that expire between 2015 and 2019.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $17.3 million at September 30, 2014.

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

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation — Federal Savings Institution Regulation — Limitations on Capital Distributions.”  The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of fiscal 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 through July 31, 2014	706	$11.26	—	403,800
August 1, 2014 through August 31, 2014	384	11.54	—	403,800
September 1, 2014 through September 30, 2014	382	11.46	—	403,800
Total	1,472	$11.38

(1)       Represents shares withheld as payment for taxes due upon the vesting of salary stock and equity trust distributions.

(2)       In February 2007, the Company announced a repurchase program under which it could repurchase up to 497,000 shares of the Company’s common stock.  The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the 2014 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2014 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Analysis” in the 2014 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2014 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included on page 34 in the 2014 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

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

(d)           Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	552,160	$11.28	637,238

Equity compensation plans not approved by security holders	—	—	—

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.     Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2014 and 2013

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the Years ended September 30, 2014, 2013 and 2012

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2014 Annual Report to Stockholders.

2.     Financial Statement Schedules

None.

3.     Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of Pulaski Financial Corp.	Definitive Proxy Statement as filed on December 27, 2002
3.2	Certificate of Amendment to Articles of Incorporation of Pulaski Financial Corp.	Form 10-Q for the quarterly period ended December 31, 2003, as filed on February 17, 2004
3.3	Bylaws of Pulaski Financial Corp.	Form 8-K, as filed on December 17, 2010
4.1	Form of Certificate for Common Stock	Form S-1 (Registration No. 333-56465), as amended, as filed on June 9, 1998

4.2

No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Registrant will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 12, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.7*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.8*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.10*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005
10.11*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

10.12*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano and W. Thomas Reeves	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.13	Sales Agency Agreement, dated May 7, 2013 among Pulaski Financial Corp., Pulaski Bank and Sandler O’Neill & Partners, L.P.	Form 8-K, as filed on May 7, 2013
10.14*	Amendment to the Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Form 10-K for the year ended September 30, 2013, as filed on December 16, 2013
10.15*	Pulaski Financial Corp. Short-Term Incentive Outperformance Plan	Form 10-K for the year ended September 30, 2013, as filed on December 16, 2013
13.1	2014 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Pulaski Financial Corp.’s Annual Report on Form 10-K for the year ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 12, 2014
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 12, 2014
Paul J. Milano	(principal accounting and financial officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 12, 2014
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Director	December 12, 2014
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 12, 2014
William M. Corrigan, Jr.

/s/ Leon A. Felman	Director	December 12, 2014
Leon A. Felman

/s/ Michael R. Hogan	Director	December 12, 2014
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 12, 2014
Timothy K. Reeves

/s/ Sharon A. Tucker	Director	December 12, 2014
Sharon A. Tucker