Form 10-Q
period 2014-12-31
PULASKI FINANCIAL CORP
filed 2015-02-06
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2015
Common Stock, par value $.01 per share	12,064,194 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2014

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 and SEPTEMBER 30, 2014

	December 31,	September 30,
	2014	2014
ASSETS
Cash and amounts due from depository institutions	$15,559,858	$13,746,207
Federal funds sold and overnight interest-bearing deposits	57,393,387	67,802,886
Total cash and cash equivalents	72,953,245	81,549,093
Debt and mortgage-backed securities available for sale, at fair value	8,142,129	13,079,606
Debt and mortgage-backed securities held to maturity, at amortized cost (fair value of $38,110,931 and $28,496,302 at December 31, 2014 and September 30, 2014, respectively	38,029,970	28,351,669
Capital stock of Federal Home Loan Bank, at cost	7,011,800	8,267,800
Mortgage loans held for sale, at lower of cost or market	87,075,913	58,139,427
Loans receivable (net of allowance for loan losses of $15,926,459 and $15,978,421 at December 31, 2014 and September 30, 2014, respectively)	1,130,637,860	1,110,861,490
Real estate acquired in settlement of loans (net of allowance for losses of $763,129 and $741,429 at December 31, 2014 and September 30, 2014, respectively)	7,720,391	5,802,254
Premises and equipment, net	17,246,512	17,259,351
Goodwill	3,938,524	3,938,524
Accrued interest receivable	2,908,865	2,969,854
Bank-owned life insurance	33,915,335	33,670,148
Deferred tax assets	8,807,455	8,998,844
Prepaid expenses, accounts receivable and other assets	8,067,956	7,208,585

Total assets	$1,426,455,955	$1,380,096,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$1,098,333,030	$1,021,653,104
Borrowed money	181,313,114	210,940,082
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	1,961,443	4,174,043
Accrued interest payable	320,832	354,524
Other liabilities	10,426,154	11,269,756
Total liabilities	1,311,943,573	1,267,980,509

STOCKHOLDERS’ EQUITY :
Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,087 shares issued at December 31, 2014 and September 30, 2014	130,821	130,821
Treasury stock - at cost (1,378,659 and 1,399,240 shares at December 31, 2014 and September 30, 2014, respectively)	(12,637,238)	(12,657,442)
Additional paid-in capital	63,145,700	62,739,343
Accumulated other comprehensive loss, net	(50,413)	(26,210)
Retained earnings	63,923,512	61,929,624
Total stockholders’ equity	114,512,382	112,116,136

Total liabilities and stockholders’ equity	$1,426,455,955	$1,380,096,645

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended
	December 31,
	2014	2013
Interest and Dividend Income:
Loans receivable	$11,406,317	$10,835,692
Mortgage loans held for sale	703,461	567,050
Securities and other	113,771	95,339
Total interest and dividend income	12,223,549	11,498,081
Interest Expense:
Deposits	893,755	957,850
Borrowed money	354,732	239,311
Subordinated debentures	124,826	125,664
Total interest expense	1,373,313	1,322,825
Net interest income	10,850,236	10,175,256
Provision for loan losses	500,000	200,000
Net interest income after provision for loan losses	10,350,236	9,975,256
Non-Interest Income:
Mortgage revenues	1,474,363	1,033,384
Retail banking fees	1,054,775	1,045,920
SBA loan revenues	179,374	—
Bank-owned life insurance income	245,187	225,479
Other	762,235	167,379
Total non-interest income	3,715,934	2,472,162
Non-Interest Expense:
Salaries and employee benefits	4,969,548	4,190,981
Occupancy, equipment and data processing expense	2,793,698	2,627,200
Advertising	171,553	179,368
Professional services	497,349	821,839
FDIC deposit insurance premium expense	259,174	260,966
Real estate foreclosure losses and expense, net	77,001	126,969
Postage, document delivery and office supplies expense	163,925	145,768
Other	394,027	347,301
Total non-interest expense	9,326,275	8,700,392
Income before income taxes	4,739,895	3,747,026
Income tax expense	1,604,572	1,244,210
Net income	$3,135,323	$2,502,816
Other comprehensive income:
Unrealized loss on debt and mortgage-backed securities available for sale	(39,037)	(22,061)
Income tax expense	14,834	8,383
Net unrealized loss	(24,203)	(13,678)
Comprehensive income	$3,111,120	$2,489,138
Income available to common shares	$3,135,323	$2,207,549
Per Common Share Amounts:
Basic earnings per common share	$0.27	$0.20
Weighted average common shares outstanding - basic	11,715,120	10,948,781
Diluted earnings per common share	$0.26	$0.20
Weighted average common shares outstanding - diluted	12,063,777	11,220,002

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2014

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2014	$130,821	$(12,657,442)	$62,739,343	$(26,210)	$61,929,624	$112,116,136
Net income	—	—	—	—	3,135,323	3,135,323
Other comprehensive loss	—	—	—	(24,203)	—	(24,203)
Common stock dividends ($0.095 per share)	—	—	—	—	(1,141,435)	(1,141,435)
Commission on shares purchased for dividend reinvestment plan	—	—	(4,579)	—	—	(4,579)
Stock options exercised (42,200 shares)	—	276,326	150,954	—	—	427,280
Stock option and award expense	—	—	86,310	—	—	86,310
Common stock issued under employee compensation plans (544 shares)	—	3,562	2,961	—	—	6,523
Forfeiture of restricted common stock (1,368 shares)	—	(13,338)	13,338	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (20,795 shares)	—	(246,346)	—	—	—	(246,346)
Equity trust expense (benefit), net of forfeitures	—	—	64,868	—	—	64,868
Excess tax expense from stock-based compensation	—	—	92,505	—	—	92,505
BALANCE, DECEMBER 31, 2014	$130,821	$(12,637,238)	$63,145,700	$(50,413)	$63,923,512	$114,512,382

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2013

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2013	$17,310,083	$130,823	$(15,851,041)	$58,402,572	$(25,540)	$56,091,168	$116,058,065
Net income	—	—	—	—	—	2,502,816	2,502,816
Other comprehensive loss	—	—	—	—	(13,678)	—	(13,678)
Common stock dividends ($0.095 per share)	—	—	—	—	—	(1,057,312)	(1,057,312)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(5,625)	—	—	(5,625)
Preferred stock dividends	—	—	—	—	—	(217,350)	(217,350)
Accretion of discount on preferred stock	77,917	—	—	—	—	(77,917)	—
Stock option and award expense	—	—	—	(27,952)	—	—	(27,952)
Common stock issued under employee compensation plans from Treasury (505 shares)	—	—	2,499	3,259	—	—	5,758
Forfeiture of restricted common stock (43,452 shares)	—	—	(316,330)	316,330	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (11,108 shares)	—	—	(120,886)	—	—	—	(120,886)
Equity trust expense (benefit), net of forfeitures	—	—	—	(184,644)	—	—	(184,644)
BALANCE, DECEMBER 31, 2013	$17,388,000	$130,823	$(16,285,758)	$58,503,940	$(39,218)	$57,241,405	$116,939,192

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	Three Months Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$3,135,323	$2,502,816
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	516,165	507,863
Net deferred loan costs	493,351	473,890
Debt and mortgage-backed securities premiums and discounts, net	64,067	47,855
Equity trust expense (benefit)	64,868	(184,644)
Stock option and award (benefit) expense	86,310	(27,952)
Provision for loan losses	500,000	200,000
Provision for losses on real estate acquired in settlement of loans	71,200	122,600
Gains on sales of real estate acquired in settlement of loans	(46,663)	(31,731)
Originations of mortgage loans held for sale	(260,496,482)	(168,180,352)
Proceeds from sales of mortgage loans held for sale	231,290,330	181,068,453
Gain on sales of loans held for sale	(1,725,330)	(1,149,453)
Increase in cash value of bank-owned life insurance	(245,187)	(225,479)
Decrease in deferred tax asset	191,389	535,531
Common stock issued under employee compensation plan	6,523	5,758
Excess tax benefit from stock-based compensation	(92,505)	—
Decrease in accrued expenses	(886,904)	(561,899)
(Decrease) increase in current income taxes payable	(35,156)	700,296
Changes in other assets and liabilities	(646,276)	(1,769,696)
Net adjustments	(30,890,300)	11,531,040
Net cash (used in) provided by operating activities	(27,754,977)	14,033,856

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	10,000,000	20,225,000
Maturities of debt securities held to maturity	5,000,000	—
Principal payments on mortgage-backed securities	159,889	532,983
Redemption of Federal Home Loan Bank stock	8,196,000	3,160,000
Sales of real estate acquired in settlement of loans receivable	1,603,339	1,128,687
Purchases of:
Debt securities available for sale	(5,144,700)	(19,996,809)
Debt securities held to maturity	(14,859,118)	—
Federal Home Loan Bank stock	(6,940,000)	(3,000,000)
Premises and equipment	(503,326)	(330,371)
Net increase in loans receivable	(22,320,738)	(13,603,535)
Net cash used in investing activities	$(24,808,654)	$(11,884,045)

(Continued on next page.)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013, CONTINUED

	Three Months Ended
	December 31,
	2014	2013
Cash Flows From Financing Activities:
Net increase in deposits	$76,679,926	$19,316,663
Net increase in overnight retail repurchase agreements	2,023,032	5,059,942
Repayment of Federal Home Loan Bank advances, net	(31,400,000)	(4,000,000)
Payment on term loan	(250,000)	—
Net decrease in advance payments by borrowers for taxes and insurance	(2,212,600)	(2,376,825)
Proceeds from stock options exercised	427,280	—
Excess tax expense from stock-based compensation	92,505	—
Dividends paid on common stock	(1,141,435)	(1,057,312)
Dividends paid on preferred stock	—	(217,350)
Commission on shares purchased for dividend reinvestment plan	(4,579)	(5,625)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(246,346)	(120,886)
Net cash provided by financing activities	43,967,783	16,598,607
Net (decrease) increase in cash and cash equivalents	(8,595,848)	18,748,418
Cash and cash equivalents at beginning of period	81,549,093	86,308,578
Cash and cash equivalents at end of period	$72,953,245	$105,056,996

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$884,653	$1,044,902
Interest on borrowed money	354,553	239,350
Interest on subordinated debentures	123,407	124,389
Cash paid during the period for interest	1,362,613	1,408,641
Income taxes, net	1,341,000	—

Noncash Activities:
Real estate acquired in settlement of loans receivable	3,546,013	575,125

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                          BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC.  All significant intercompany accounts and transactions have been eliminated.  The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of obligations on its subordinated debentures and a term loan to a commercial bank.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full-service branch network and mortgage loan production offices.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not contain all of the information and disclosures required by U.S. GAAP as applied to annual reports on Form 10-K.  Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2014 contained in the Company’s 2014 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2014 and September 30, 2014 and its results of operations for the three month periods ended December 31, 2014 and 2013.  The results of operations for the three month period ended December 31, 2014 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

Certain reclassifications have been made to the fiscal 2014 amounts to conform to the fiscal 2015 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying consolidated financial statements include the effects of any subsequent events that should be recognized in such consolidated financial statements as of December 31, 2014, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

The Preferred Stock paid cumulative dividends of 5% per year for the first five years and 9% per year beginning on February 16, 2014.  The Company could, at its option, redeem the Preferred Stock at the liquidation preference plus accrued and unpaid dividends.

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

The Treasury Department sold all of the Preferred Stock to private investors in a Dutch auction in July 2012.  On several dates subsequent to the Treasury’s auction from August 2012 through August 2013, the Company repurchased from private investors an aggregate of $15.2 million in liquidation value of the Preferred Stock in exchange for $14.6 million in cash and repurchased the Warrant from the Treasury in exchange for $1.1 million in cash.  Following the Treasury’s auction of the Preferred Stock and the Company’s repurchase of the Warrant, the U.S. Treasury had no remaining equity stake in the Company.

During the year ended September 30, 2014, the Company redeemed or repurchased $17.3 million in liquidation value of the Preferred Stock, representing the entire remaining amount outstanding, in a series of transactions using cash and the direct exchange of its common stock, as follows:

The Company repurchased $10.0 million in liquidation value of the Preferred Stock using the proceeds from a term loan obtained from a commercial bank.  Refer to Note 9, Borrowed Money, for a summary of the loan terms.

The Company issued 68,818 shares of its common stock in exchange for $735,000 in liquidation value of the Preferred Stock in a private transaction exempt from registration under the federal securities laws.

The Company issued 604,542 shares of its common stock exchange for $6.7 million in cash in a private transaction exempt from registration under the federal securities laws.  The proceeds were used to redeem $6.7 million in liquidation value of the Preferred Stock.

3.                          EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The effect of potential dilutive securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2014	2013
Net income	$3,135,323	$2,502,816
Less:
Preferred dividends declared	—	(217,350)
Accretion of discount on preferred stock	—	(77,917)
Income available to common shares	$3,135,323	$2,207,549

Weighted average common shares outstanding - basic	11,715,120	10,948,781
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	190,704	213,734
Equivalent shares - employee stock options and awards	157,953	57,487
Weighted average common shares outstanding - diluted	12,063,777	11,220,002

Earnings per share:
Basic	$0.27	$0.20
Diluted	$0.26	$0.20

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period.  Proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.  Options to purchase common shares totaling 217,194 and 407,579 were excluded from the computations of diluted earnings per share for the three months ended December 31, 2014 and 2013, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.                          STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company, awards of restricted shares of common stock and awards of “common share units” that can be settled in shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of awards in the form of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock option awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At December 31, 2014, the Company had 533,912 reserved but unissued shares that can be awarded in the form of stock options or share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the three- month period ended December 31, 2014 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2014	157,479	$7.80
Granted	—	—
Vested	(68,299)	7.23
Forfeited	(1,368)	9.75
Nonvested at December 31, 2014	87,812	$8.21

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the three-month period ended December 31, 2014 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2014	552,160	$11.28
Granted	—	—
Exercised	(42,200)	10.13
Expired	(28,116)	13.26
Forfeited	—	—
Outstanding at December 31, 2014	481,844	$11.27	$892,235	3.0
Exercisable at December 31, 2014	476,011	$11.30	$869,252	3.0

There were no stock options or restricted stock awards granted during the three months ended December 31, 2014 and 2013.

Common Share Units — On December 10, 2014, the Company granted approximately 105,000 “common share units” to its eight executive officers that were intended to provide such officers with incentive compensation tied to the Company’s successful performance for each of the fiscal years in the three-year period ended September 30, 2017.  The terms of the grants provide that the common share units will be settled in an equal number of shares of the Company’s common stock at the dates of vesting.  One-third of the common share units will be eligible for vesting in each of the next three years determined by measurement of the Company’s cumulative performance over each of the one-year, two-year and three-year performance measurement periods based on two independent criteria, which will receive equal weighting: a cumulative return on average equity measured against internally-established targets and a cumulative total shareholder return measured against the SNL MicroCap Bank & Thrift Index.  The participants must be employed by the Company at the end of each of the performance measurement periods to be eligible for payment of the award.  The number of common share units in each award can be adjusted upward or downward under a pre-determined formula depending on the degree of attainment of the performance criteria up to a maximum of 150% of the common share units to be awarded in each year.

As of December 31, 2014, the total unrecognized compensation expense related to nonvested stock options, restricted stock awards and common share units was approximately $3,000, $83,000 and $1.1 million, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 0.79, 2.9 years and 2.0 years, respectively.

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but nonvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas nonvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Excess shares held by the trust were used to fund participant contributions during the three months ended December 31, 2014.  As a result, the plan purchased no shares on behalf of the participants during the three months ended December 31, 2014 and 2013.  There were no vested shares distributed to participants during the three months ended December 31, 2014 and 2013.  At December 31, 2014, there were 353,320 shares in the plan with an aggregate carrying value of $3.2 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 188,038 shares that were not yet vested.

5.                          INCOME TAXES

Deferred tax assets totaled $8.8 million and $9.0 million at December 31, 2014 and September 30, 2014, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  A valuation allowance should be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized.  A valuation allowance totaling $144,000 was provided at December 31, 2014 and September 30, 2014 for certain capital loss carryforwards that are projected to expire prior to their utilization.  The Company will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.

At December 31, 2014, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2014, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2011 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                          DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of U.S. Treasury	$5,002,118	$1,007	$—	$5,003,125
Debt obligations of government- sponsored entities	29,913,163	1,561	(69,780)	29,844,944
Mortgage-backed securities:
Ginnie Mae	39,885	1,111	—	40,996
Fannie Mae	3,071,347	147,034	—	3,218,381
Collateralized mortgage obligations:
Freddie Mac	3,457	28	—	3,485

Total held to maturity	$38,029,970	$150,741	$(69,780)	$38,110,931

Weighted average yield at end of period	0.58%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$8,054,286	$—	$(85,464)	$7,968,822
Mortgage-backed securities:
Ginnie Mae	169,154	4,153	—	173,307
Total available for sale	$8,223,440	$4,153	$(85,464)	$8,142,129

Weighted average yield at end of period	0.88%

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of U.S. Treasury	$5,004,751	$3,061	$—	$5,007,812
Debt obligations of government- sponsored entities	20,078,936	2,107	(14,267)	20,066,776
Mortgage-backed securities:
Ginnie Mae	44,619	1,274	(1)	45,892
Fannie Mae	3,219,744	152,428	—	3,372,172
Collateralized mortgage obligations:
Freddie Mac	3,619	31	—	3,650

Total held to maturity	$28,351,669	$158,901	$(14,268)	$28,496,302

Weighted average yield at end of period	0.58%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$12,943,684	$1,428	$(47,554)	$12,897,558
Mortgage-backed securities:
Ginnie Mae	178,197	3,851	—	182,048
Total available for sale	$13,121,881	$5,279	$(47,554)	$13,079,606

Weighted average yield at end of period	0.63%

The following summary displays the length of time debt and mortgage-backed securities were in a continuous unrealized loss position as of December 31, 2014 and September 30, 2014. Based on the existing facts and circumstances, the Company determined that no other-than-temporary impairment exists. In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$19,793,385	$69,780	$—	$—	$19,793,385	$69,780
Available for Sale:
Debt obligations of government-sponsored entities	5,076,301	52,986	2,892,521	32,478	7,968,822	85,464
Total	$24,869,686	$122,766	$2,892,521	$32,478	$27,762,207	$155,244

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$15,064,137	$14,267	$—	$—	$15,064,137	$14,267
Mortgage-backed securities Ginnie Mae	2,658	1	—	—	2,658	1
Available for Sale:
Debt obligations of government-sponsored entities	4,999,806	14,362	2,891,808	33,192	7,891,614	47,554

Total	$20,066,601	$28,630	$2,891,808	$33,192	$22,958,409	$61,822

Debt and mortgage-backed securities with carrying values totaling approximately $40.0 million and $35.2 million at December 31, 2014 and September 30, 2014, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements, and for other purposes as required by law.

7.                          LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

                                    Loans receivable at December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31,	September 30,
	2014	2014
Single-family residential:
Residential first mortgage	$283,365,496	$273,370,228
Residential second mortgage	39,433,815	39,554,425
Home equity lines of credit	87,142,954	90,179,064
Total single-family residential	409,942,265	403,103,717
Commercial:
Commercial and multi-family real estate:
Owner-occupied	136,901,117	134,609,203
Non-owner occupied	252,731,415	261,948,139
Land acquisition and development	30,457,364	37,051,375
Real estate construction and development	52,747,274	46,777,239
Commercial and industrial	257,314,592	235,296,970
Total commercial	730,151,762	715,682,926
Consumer and installment	3,617,996	4,024,628
	1,143,712,023	1,122,811,271
Add (less):
Deferred loan costs	4,627,335	4,669,148
Loans in process	(1,775,039)	(640,508)
Allowance for loan losses	(15,926,459)	(15,978,421)

Total	$1,130,637,860	$1,110,861,490

Weighted average rate at end of period	4.04%	4.11%

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses in the Company’s loan portfolio.  Loan charge-offs are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an adequate allowance given the risks identified in the entire portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on a number of factors discussed below, including historical loan loss experience and qualitative risk factors for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the entire loan portfolio.

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

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At December 31, 2014, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when the draw periods of home equity lines of credit at December 31, 2014 are scheduled to end and the principal amount is to be repaid as a lump-sum balloon payment or the line converts to a fully-amortizing basis:

Principal Balance
At December 31,
2014
(In thousands)
Amount converting to fully-amortizing basis during the period ended December 31,
2015	$13,117
2016	18,451
2017	23,610
2018	22,867
2019	8,011
Thereafter	1,087
Total	$87,143

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to finance real estate investments, support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner occupied real estate leased to one or more tenants and greater-than-four family apartment buildings.  Land acquisition and development loans are made to borrowers to fund infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intent that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

Consumer loans primarily include loans secured by savings accounts and automobiles.  Savings account loans are fully secured by restricted deposit accounts held at the Bank.  Automobile loans include loans secured by new and pre-owned automobiles.

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics as described above.  Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs and recoveries, changes in specific allowances on loans and real estate acquired through foreclosure and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure.  These historical loss rates for each risk group are used as the starting point to determine the level of the allowance. The Company’s methodology includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates.  Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect actual changes and anticipated changes in national and local economic conditions and developments, the volume and severity of delinquent and internally classified loans, including the impact of scheduled loan maturities, conversion of home equity lines of credit to a fully amortizing basis, loan concentrations, assessment of trends in collateral values, assessment of changes in borrowers’ financial stability, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31,
	2014	2013
Balance, beginning of period	$15,978,421	$18,306,114
Provision charged to expense	500,000	200,000
Charge-offs:
Single-family residential real estate:
First mortgage	168,719	717,125
Second mortgage	152,033	196,175
Home equity lines of credit	284,221	354,066
Total single-family residential real estate	604,973	1,267,366
Commercial loans:
Land acquisition and development	—	465,000
Commercial and industrial	28,728	—
Total commercial	28,728	465,000
Consumer and installment	62,923	21,055
Total charge-offs	696,624	1,753,421
Recoveries:
Single-family residential real estate:
First mortgage	3,155	58,569
Second mortgage	13,379	47,174
Home equity lines of credit	94,592	159,202
Total single-family residential real estate	111,126	264,945
Commercial loans:
Commercial and multi-family real estate	8,980	185,936
Land acquisition and development	8,000	400
Real estate construction and development	3,447	60
Commercial and industrial	7,051	457,500
Total commercial	27,478	643,896
Consumer and installment	6,058	8,033
Total recoveries	144,662	916,874
Net charge-offs	551,962	836,547
Balance, end of period	$15,926,459	$17,669,567

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2014 and 2013, respectively.

	Three Months Ended December 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$7,671,441	$8,084,608	$28,797	$193,575	$15,978,421
Provision charged (credited) to expense	260,518	229,599	57,009	(47,126)	500,000
Charge-offs	(604,973)	(28,728)	(62,923)	—	(696,624)
Recoveries	111,126	27,478	6,058	—	144,662
Balance, end of period	$7,438,112	$8,312,957	$28,941	$146,449	$15,926,459

	Three Months Ended December 31, 2013
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114
Provision charged (credited) to expense	1,404	239,833	11,593	(52,830)	200,000
Charge-offs	(1,267,366)	(465,000)	(21,055)	—	(1,753,421)
Recoveries	264,945	643,896	8,033	—	916,874
Balance, end of period	$8,972,696	$8,529,655	$23,518	$143,698	$17,669,567

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of December 31, 2014 and September 30, 2014, respectively.

	December 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,202,367	$102,537	$—	$—	$1,304,904
Loans collectively evaluated for impairment	6,235,745	8,210,420	28,941	146,449	14,621,555
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$7,438,112	$8,312,957	$28,941	$146,449	$15,926,459

Recorded investment in loans receivable at end of period:
Total loans receivable	$413,117,484	$729,823,446	$3,623,389		$1,146,564,319
Loans receivable individually evaluated for impairment	16,403,573	5,327,468	9,897		21,740,938
Loans receivable collectively evaluated for impairment	396,713,911	724,495,978	3,613,492		1,124,823,381
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of year based on:
Loans individually evaluated for impairment	$1,048,993	$149,631	$—	$—	$1,198,624
Loans collectively evaluated for impairment	6,622,448	7,934,977	28,797	193,575	14,779,797
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of year	$7,671,441	$8,084,608	$28,797	$193,575	$15,978,421

Recorded investment in loans receivable at end of year:
Total loans receivable	$406,213,818	$716,595,562	$4,030,531		$1,126,839,911
Loans receivable individually evaluated for impairment	16,915,315	10,222,559	14,618		27,152,492
Loans receivable collectively evaluated for impairment	389,298,503	706,373,003	4,015,913		1,099,687,419
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of December 31, 2014 and September 30, 2014. The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses. The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	December 31, 2014		September 30, 2014
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$5,744,047	$5,805,443	$10,397,909	$10,453,775
Troubled debt restructurings current under restructured terms	11,629,420	11,714,527	10,985,340	11,068,219
Troubled debt restructurings past due under restructured terms	4,167,374	4,220,968	5,589,008	5,630,498
Total non-performing loans	21,540,841	21,740,938	26,972,257	27,152,492
Troubled debt restructurings returned to accrual status	18,574,237	18,667,877	18,963,927	19,053,073
Total impaired loans	$40,115,078	$40,408,815	$45,936,184	$46,205,565

(1) All non-performing loans at December 31, 2014 and September 30, 2014 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 10, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at December 31, 2014 and September 30, 2014 by the impairment method used.

	December 31,	September 30,
	2014	2014
	(In thousands)
Fair value of collateral method	$28,841	$34,508
Present value of cash flows method	11,274	11,428
Total impaired loans	$40,115	$45,936

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

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of December 31, 2014 and September 30, 2014.  The recorded investments have been reduced by all partial charge-offs.

	December 31, 2014
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$4,538,043	$1,980,905	$2,557,138	$15,622,094	$18,179,232	$18,381,013	$—
Residential second mortgage	965,357	545,117	420,240	3,259,775	3,680,015	3,716,017	—
Home equity lines of credit	621,261	283,889	337,372	2,553,199	2,890,571	2,890,571	—
Total single-family residential loans	6,124,661	2,809,911	3,314,750	21,435,068	24,749,818	24,987,601	—
Commercial loans:
Commercial and multi-family real estate	4,999,833	1,467,893	3,531,940	5,166,498	8,698,438	8,710,754	—
Land acquisition and development	55,413	17,163	38,250	—	38,250	38,429	—
Real estate construction and development	78,761	64,976	13,785	—	13,785	12,630	—
Commercial and industrial	2,249,555	1,108,427	1,141,128	1,047,830	2,188,958	2,193,669	—
Total commercial loans	7,383,562	2,658,459	4,725,103	6,214,328	10,939,431	10,955,482	—
Consumer and installment	103,242	93,842	9,400	46,485	55,885	56,382	—
Total	13,611,465	5,562,212	8,049,253	27,695,881	35,745,134	35,999,465	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	614,151	180,379	433,772	2,924,243	3,358,015	3,391,668	733,637
Residential second mortgage	—	—	—	423,918	423,918	428,412	168,675
Home equity lines of credit	—	—	—	322,280	322,280	322,280	300,055
Total single-family residential loans	614,151	180,379	433,772	3,670,441	4,104,213	4,142,360	1,202,367
Commercial loans:
Commercial and multi-family real estate	—	—	—	23,355	23,355	23,630	11,355
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	242,376	242,376	243,360	91,182
Total commercial loans	—	—	—	265,731	265,731	266,990	102,537
Consumer and installment	—	—	—	—	—	—	—
Total	614,151	180,379	433,772	3,936,172	4,369,944	4,409,350	1,304,904

TOTAL:
Single-family residential loans:
Residential first mortgage	5,152,194	2,161,284	2,990,910	18,546,337	21,537,247	21,772,681	733,637
Residential second mortgage	965,357	545,117	420,240	3,683,693	4,103,933	4,144,429	168,675
Home equity lines of credit	621,261	283,889	337,372	2,875,479	3,212,851	3,212,851	300,055
Total single-family residential loans	6,738,812	2,990,290	3,748,522	25,105,509	28,854,031	29,129,961	1,202,367
Commercial loans:
Commercial and multi-family real estate	4,999,833	1,467,893	3,531,940	5,189,853	8,721,793	8,734,384	11,355
Land acquisition and development	55,413	17,163	38,250	—	38,250	38,429	—
Real estate construction and development	78,761	64,976	13,785	—	13,785	12,630	—
Commercial and industrial	2,249,555	1,108,427	1,141,128	1,290,206	2,431,334	2,437,029	91,182
Total commercial loans	7,383,562	2,658,459	4,725,103	6,480,059	11,205,162	11,222,472	102,537
Consumer and installment	103,242	93,842	9,400	46,485	55,885	56,382	—
Total	$14,225,616	$5,742,591	$8,483,025	$31,632,053	$40,115,078	$40,408,815	$1,304,904

	September 30, 2014
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$4,765,925	$2,147,646	$2,618,279	$16,127,230	$18,745,509	$18,922,860	$—
Residential second mortgage	919,433	521,046	398,387	2,730,620	3,129,007	3,160,090	—
Home equity lines of credit	734,388	339,195	395,193	2,817,687	3,212,880	3,212,880	—
Total single-family residential loans	6,419,746	3,007,887	3,411,859	21,675,537	25,087,396	25,295,830	—
Commercial loans:
Commercial and multi-family real estate	5,159,458	1,529,856	3,629,602	5,895,832	9,525,434	9,541,447	—
Land acquisition and development	4,643,113	870,436	3,772,677	—	3,772,677	3,772,677	—
Real estate construction and development	298,977	259,743	39,234	—	39,234	39,320	—
Commercial and industrial	2,224,473	1,079,699	1,144,774	1,364,237	2,509,011	2,512,450	—
Total commercial loans	12,326,021	3,739,734	8,586,287	7,260,069	15,846,356	15,865,894	—
Consumer and installment	107,963	93,842	14,121	47,298	61,419	61,919	—
Total	18,853,730	6,841,463	12,012,267	28,982,904	40,995,171	41,223,643	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	119,788	18,550	101,238	3,673,398	3,774,636	3,808,508	759,169
Residential second mortgage	32,200	57	32,143	521,855	553,998	559,333	191,206
Home equity lines of credit	—	—	—	104,618	104,618	104,618	98,618
Total single-family residential loans	151,988	18,607	133,381	4,299,871	4,433,252	4,472,459	1,048,993
Commercial loans:
Commercial and multi-family real estate	—	—	—	26,227	26,227	26,502	14,227
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	481,534	481,534	482,961	135,404
Total commercial loans	—	—	—	507,761	507,761	509,463	149,631
Consumer and installment	—	—	—	—	—	—	—
Total	151,988	18,607	133,381	4,807,632	4,941,013	4,981,922	1,198,624

TOTAL:
Single-family residential loans:
Residential first mortgage	4,885,713	2,166,196	2,719,517	19,800,628	22,520,145	22,731,368	759,169
Residential second mortgage	951,633	521,103	430,530	3,252,475	3,683,005	3,719,423	191,206
Home equity lines of credit	734,388	339,195	395,193	2,922,305	3,317,498	3,317,498	98,618
Total single-family residential loans	6,571,734	3,026,494	3,545,240	25,975,408	29,520,648	29,768,289	1,048,993
Commercial loans:
Commercial and multi-family real estate	5,159,458	1,529,856	3,629,602	5,922,059	9,551,661	9,567,949	14,227
Land acquisition and development	4,643,113	870,436	3,772,677	—	3,772,677	3,772,677	—
Real estate construction and development	298,977	259,743	39,234	—	39,234	39,320	—
Commercial and industrial	2,224,473	1,079,699	1,144,774	1,845,771	2,990,545	2,995,411	135,404
Total commercial loans	12,326,021	3,739,734	8,586,287	7,767,830	16,354,117	16,375,357	149,631
Consumer and installment	107,963	93,842	14,121	47,298	61,419	61,919	—
Total	$19,005,718	$6,860,070	$12,145,648	$33,790,536	$45,936,184	$46,205,565	$1,198,624

During the three months ended December 31, 2014 and 2013, charge-offs of non-performing and impaired loans totaled $697,000 and $1.8 million, respectively, including partial charge-offs of $183,000 and $1.2 million, respectively.   At December 31, 2014 and September 30, 2014, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $8.5 million and $12.1 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three months ended December 31, 2014 and 2013.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended
	December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential loans:
Residential first mortgage	$18,651,937	$122,946	$23,895,187	$82,713
Residential second mortgage	3,438,054	25,906	3,136,390	18,700
Home equity lines of credit	3,051,726	7,112	3,113,785	25,791
Commercial loans:
Commercial and multi-family real estate	9,126,101	77,788	10,255,019	66,886
Land acquisition and development	1,905,553	—	43,477	—
Real estate construction and development	25,975	—	34,396	—
Commercial and industrial	2,353,060	—	2,297,639	878
Consumer and installment	59,151	—	137,212	—
Total		233,752		194,968

With an allowance recorded:
Single-family residential loans:
Residential first mortgage	3,600,088	—	3,672,755	528
Residential second mortgage	493,873	—	500,875	—
Home equity lines of credit	213,449	—	527,998	—
Commercial loans:
Commercial and multi-family real estate	25,066	—	1,159,838	—
Land acquisition and development	—	—	1,714,748	—
Real estate construction and development	—	—	4,044	—
Commercial and industrial	363,161	—	417,890	—
Consumer and installment	—	—	8,243	—
Total		—		528

Total:
Single-family residential loans:
Residential first mortgage	22,252,025	122,946	27,567,942	83,241
Residential second mortgage	3,931,927	25,906	3,637,265	18,700
Home equity lines of credit	3,265,175	7,112	3,641,783	25,791
Commercial loans:
Commercial and multi-family real estate	9,151,167	77,788	11,414,857	66,886
Land acquisition and development	1,905,553	—	1,758,225	—
Real estate construction and development	25,975	—	38,440	—
Commercial and industrial	2,716,221	—	2,715,529	878
Consumer and installment	59,151	—	145,455	—
Total		$233,752		$195,496

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at December 31, 2014 and September 30, 2014.  The summary does not include $440,000 of commercial loans at December 31, 2014 that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	December 31, 2014
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$2,763,925	$801,829	$2,413,577	$5,979,331	$279,853,879	$285,833,210	$—	$11,664,701
Residential second mortgage	212,606	35,574	835,661	1,083,841	38,660,178	39,744,019	—	2,237,609
Home equity lines of credit	1,630,661	434,702	374,394	2,439,757	85,100,498	87,540,255	—	2,501,263
Total single-family residential	4,607,192	1,272,105	3,623,632	9,502,929	403,614,555	413,117,484	—	16,403,573
Commercial:
Commercial and multi-family real estate	1,056,809	279,040	397,641	1,733,490	387,965,430	389,698,920	—	3,891,470
Land acquisition and development	—	—	38,429	38,429	30,480,630	30,519,059	—	38,429
Real estate construction and development	—	—	—	—	51,825,473	51,825,473	—	12,630
Commercial and industrial	560,274	—	311,115	871,389	256,908,605	257,779,994	—	1,384,939
Total commercial	1,617,083	279,040	747,185	2,643,308	727,180,138	729,823,446	—	5,327,468
Consumer and installment	50,083	—	—	50,083	3,573,306	3,623,389	—	9,897
Total	$6,274,358	$1,551,145	$4,370,817	$12,196,320	$1,134,367,999	$1,146,564,319	$—	$21,740,938

	September 30, 2014
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$2,859,631	$169,242	$3,189,220	$6,218,093	$269,552,935	$275,771,028	$—	$12,319,237
Residential second mortgage	419,156	594,765	136,093	1,150,014	38,709,836	39,859,850	—	1,980,668
Home equity lines of credit	1,627,109	343,333	432,734	2,403,176	88,179,764	90,582,940	—	2,615,409
Total single-family residential	4,905,896	1,107,340	3,758,047	9,771,283	396,442,535	406,213,818	—	16,915,314
Commercial:
Commercial and multi-family real estate	105,905	273,635	397,641	777,181	396,613,928	397,391,109	—	4,467,240
Land acquisition and development	—	—	38,250	38,250	37,070,797	37,109,047	—	3,772,677
Real estate construction and development	—	39,321	—	39,321	46,381,012	46,420,333	—	39,321
Commercial and industrial	96,056	—	836,511	932,567	234,742,506	235,675,073	—	1,943,321
Total commercial	201,961	312,956	1,272,402	1,787,319	714,808,243	716,595,562	—	10,222,559
Consumer and installment	1,417	—	—	1,417	4,029,114	4,030,531	—	14,619
Total	$5,109,274	$1,420,296	$5,030,449	$11,560,019	$1,115,279,892	$1,126,839,911	$—	$27,152,492

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

The following is a summary of the recorded investment of loan risk ratings by class at December 31, 2014 and September 30, 2014:

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$273,080,725	$193,956	$9,478,054	$3,080,475	$—
Residential second mortgage	37,419,401	—	1,392,886	931,732	—
Home equity lines of credit	84,921,176	117,816	1,622,497	878,766	—
Total single-family residential	395,421,302	311,772	12,493,437	4,890,973	—
Commercial:
Commercial and multi-family real estate	377,176,660	5,467,993	7,054,267	—	—
Land acquisition and development	26,582,072	2,585,149	1,313,409	38,429	—
Real estate construction and development	51,812,843	—	—	12,630	—
Commercial and industrial	254,362,408	1,604,742	1,812,844	—	—
Total commercial	709,933,983	9,657,884	10,180,520	51,059	—
Consumer and installment	3,565,550	47,942	9,897	—	—
Total	1,108,920,835	10,017,598	22,683,854	4,942,032	—
Less related specific allowance	—	—	(796,812)	(508,092)	—
Total net of allowance	$1,108,920,835	$10,017,598	$21,887,042	$4,433,940	$—

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$262,420,207	$131,870	$9,378,521	$3,840,430	$—
Residential second mortgage	37,795,192	—	1,761,632	303,026	—
Home equity lines of credit	87,873,860	93,671	2,054,871	560,538	—
Total single-family residential	388,089,259	225,541	13,195,024	4,703,994	—
Commercial:
Commercial and multi-family real estate	379,336,720	10,206,634	7,847,755	—	—
Land acquisition and development	29,414,135	2,588,905	5,067,757	38,250	—
Real estate construction and development	46,381,012	—	—	39,321	—
Commercial and industrial	230,560,753	2,618,045	2,496,275	—	—
Total commercial	685,692,620	15,413,584	15,411,787	77,571	—
Consumer and installment	3,780,601	235,312	14,618	—	—
Total	1,077,562,480	15,874,437	28,621,429	4,781,565	—
Less related specific allowance	—	—	(728,461)	(470,163)	—
Total net of allowance	$1,077,562,480	$15,874,437	$27,892,968	$4,311,402	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of December 31, 2014 and September 30, 2014.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	December 31, 2014		September 30, 2014
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$11,629,420	$11,714,527	$10,985,340	$11,068,219
Past due under restructured terms	4,167,374	4,220,968	5,589,008	5,630,498
Total non-performing	15,796,794	15,935,495	16,574,348	16,698,717
Returned to accrual status	18,574,237	18,667,877	18,963,927	19,053,073
Total troubled debt restructurings	$34,371,031	$34,603,372	$35,538,275	$35,751,790

(1) All non-performing loans at December 31, 2014 and September 30, 2014 were classified as non-accrual.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance, extending the maturity date, or a discharge in bankruptcy and the borrower has not reaffirmed the debt.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring disclosures once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.  Loans classified as troubled debt restructurings are evaluated individually for impairment.  See Impaired Loans.  In addition, all charge-offs and changes in specific allowances related to loans classified as troubled debt restructurings are included in the historical loss rates used to determine the allowance and related provision for loan losses, as discussed above.

Loans that were restructured during the three months ended December 31, 2014 and 2013, and loans that were restructured during the preceding twelve months and defaulted during the three months ended December 31, 2014 and 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been settled through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Residential mortgage loans	$654,722	$1,135,505	$185,328	$296,338
Commercial loans	—	273,219	—	—
Consumer loans	—	—	—	—
Total	$654,722	$1,408,724	$185,328	$296,338

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at December 31, 2014 and September 30, 2014 was $4,000 and $15,000, respectively. The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $486,000 for the three months ended December 31, 2014 compared with $553,000 for the three months ended December 31, 2013.  The actual amount of interest income recognized under the restructured terms totaled $212,000 for the three months ended December 31, 2014 compared with $255,000 for the three months ended December 31, 2013.  Provision for losses related to restructured loans totaled $234,000 during the three months ended December 31, 2014 compared with $120,000 during the same period last year. Specific loan loss allowances related to troubled debt restructurings at December 31, 2014 and September 30, 2014 were $868,000 and $797,000, respectively.

8.                      DEPOSITS

Deposits at December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31, 2014		September 30, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$194,757,698	—	$189,641,864	—
Interest-bearing checking	229,846,692	0.12%	222,156,365	0.10%
Savings accounts	42,029,209	0.13%	43,640,231	0.13%
Money market	223,777,990	0.29%	203,973,873	0.29%
Total demand deposits	690,411,589	0.14%	659,412,333	0.13%

Certificates of deposit:
Traditional	299,863,268	0.72%	273,348,932	0.66%
CDARS	63,962,467	0.40%	44,793,676	0.31%
Brokered	44,095,706	0.40%	44,098,163	0.39%
Total certificates of deposit	407,921,441	0.64%	362,240,771	0.59%

Total deposits	$1,098,333,030	0.32%	$1,021,653,104	0.29%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.

9.                          BORROWED MONEY

Borrowed money at December 31, 2014 and September 30, 2014 is summarized as follows:

	December 31, 2014		September 30, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

FHLB advances maturing within the period ending September 30:
2015	$132,500,000	0.71%	$163,900,000	0.62%
Thereafter	4,000,000	5.48%	4,000,000	5.48%
Total FHLB advances	136,500,000	0.85%	167,900,000	0.74%

Retail repurchase agreements	35,813,114	0.10%	33,790,082	0.10%
Term loan	9,000,000	2.66%	9,250,000	2.66%
Total borrowed money	$181,313,114	0.79%	$210,940,082	0.72%

The Bank offers a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Bank and its customers.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At December 31, 2014 and September 30, 2014, the Bank had $40.0 million and $35.2 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

During January 2014, the Company entered into a $10.0 term loan with a commercial bank.  The proceeds of the term loan were used to repurchase $10.0 million of outstanding shares of the Company’s Preferred Stock from a private investor during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the three months ended December 31, 2014.  The rate of interest on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Monthly interest and quarterly principal payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.  Following is a summary of the required principal payments for the nine months ended September 30, 2014, each of the next four years ending September 30 and in the aggregate thereafter:

Period ending September 30:
2015	$750,000
2016	1,375,000
2017	1,500,000
2018	1,500,000
2019	1,687,500
Thereafter	2,187,500
Total	$9,000,000

The loan agreement requires the Company to adhere to certain covenants while the borrowing is outstanding, including that the Company will:  (1) require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8%; (2) maintain consolidated net income in an amount equal to or greater than the sum of (a) the total amount of principal installments required to be paid under the term loan plus (b) the total amount of cash distributions paid to its common shareholders; and (3) cause the Bank to maintain a ratio of adversely classified assets to Tier 1 capital plus loan loss reserves of not more than 50%.  Failure to comply with these covenants will result in any outstanding principal balances and all accrued and unpaid interest becoming immediately due and payable.  The Bank was in compliance with all such covenants at December 31, 2014.

The Bank has the ability to borrow funds from the Federal Home Loan Bank equal to 35% of the Bank’s total assets under a blanket agreement that assigns all investments in Federal Home Loan Bank stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed.  In addition to the $136.5 million in advances outstanding at December 31, 2014, the Bank had approximately $117.6 million in additional borrowing capacity available to it under this arrangement.  The assets underlying the Federal Home Loan Bank borrowings are under the Bank’s physical control.

The Bank has the ability to borrow funds from the Federal Reserve under an agreement that assigns certain qualifying loans as collateral to secure the amounts borrowed.  At December 31, 2014, $208.3 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.  As of December 31, 2014, the Bank had no borrowings outstanding from the Federal Reserve and had approximately $161.5 million in borrowing capacity available to it under this arrangement.

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

Impaired Loans.  The fair values of impaired loans that are determined to be collateral dependent are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since most of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  Residential real estate loans are generally inspected when they become 45 to 60 days delinquent or when communications with the borrower indicate that a potential problem exists.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired, and new appraisals are obtained when management believes there has been a significant change in fair value.  Factors that management considers when determining whether there has been a significant change in fair value for commercial real estate secured loans generally include overall market value trends in the surrounding areas and changes in factors that impact the properties’ cash flows such as rental rates and occupancy levels that differ materially from the most current appraisals.  The significance of such events is determined on a loan-by-loan basis based on the circumstances surrounding each of such loans.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral, as determined by a new appraisal at the time of foreclosure, less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Subsequent to foreclosure, new appraisals are generally obtained if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the three months ended December 31, 2014 and 2013, charge-offs to the allowance for loan losses at the time of foreclosure totaled $88,000 and $207,000, respectively, which represented 2% and 33% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2014 or the three months ended December 31, 2014.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2014 and September 30, 2014 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2014
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$8,142	$—	$8,142	$—
Total assets	$8,142	$—	$8,142	$—

	Carrying Value at September 30, 2014
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$13,080	$—	$13,080	$—
Interest-rate swap	331	—	331	—
Total assets	$13,411	$—	$13,411	$—
Liabilities:
Interest-rate swap	$331	$—	$331	$—
Total liabilities	$331	$—	$331	$—

Assets that were recorded at fair value on a non-recurring basis at December 31, 2014 and September 30, 2014 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at December 31, 2014				Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2014
	(In thousands)
Assets:
Impaired loans, net	3,065	—	—	3,065	709
Real estate acquired in settlement of loans	7,720	—	—	7,720	192
Total assets	$10,785	$—	$—	$10,785	$901

					Total Losses
					Recognized in
	Carrying Value at September 30, 2014				Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2013
	(In thousands)
Assets:
Impaired loans, net	3,742	—	—	3,742	771
Real estate acquired in settlement of loans	5,802	—	—	5,802	328
Total assets	$9,544	$—	$—	$9,544	$1,099

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the three months ended December 31, 2014 or 2013.

11.                   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and September 30, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2014 and September 30, 2014 are summarized as follows:

	Level in	December 31, 2014		September 30, 2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
			(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$72,953	$72,953	$81,549	$81,549
Debt and mortgage-backed securities - AFS	Level 2	8,142	8,142	13,080	13,080
Capital stock of FHLB	Level 2	7,012	7,012	8,268	8,268
Debt and mortgage-backed securities - HTM	Level 2	38,030	38,111	28,352	28,496
Mortgage loans held for sale	Level 2	87,076	89,582	58,139	59,800
Loans receivable	Level 3	1,130,638	1,137,696	1,110,861	1,116,363
Accrued interest receivable	Level 1	2,909	2,909	2,970	2,970
Interest-rate swap assets	Level 2	—	—	331	331

LIABILITIES:
Deposit transaction accounts	Level 2	690,412	690,412	659,142	659,142
Certificates of deposit	Level 2	407,921	408,731	362,241	362,858
Borrowed money	Level 2	181,313	182,071	210,940	212,030
Subordinated debentures	Level 2	19,589	19,583	19,589	19,583
Accrued interest payable	Level 2	321	321	355	355
Interest-rate swap liabilities	Level 2	—	—	331	331

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

Interest-Rate Swap Assets and Liabilities - The fair values are based on quoted market prices by an independent valuation service.

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

The Company establishes a mortgage repurchase liability related to these events that reflects management’s estimate of losses on loans for which the Company could have a repurchase obligation based on a combination of factors.  Such factors incorporate the volume of loans sold in current and previous periods, borrower default expectations, historical investor repurchase demand and appeals success rates (where the investor rescinds the demand based on a cure of the defect or acknowledges that the loan satisfies the investor’s applicable representations and warranties), and estimated loss severity.  Payments made to investors as reimbursement for losses incurred are charged against the mortgage repurchase liability.  Loans repurchased from investors are initially recorded at fair value, which becomes the Company’s new accounting basis.  Any difference between the loan’s fair value and the outstanding principal amount is charged or credited to the mortgage repurchase liability, as appropriate.  Subsequent to repurchase, such loans are carried in loans receivable.  Loans repurchased with deteriorated credit quality at the date of repurchase are accounted for under ASC Topic 310-30.

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $269 million and $258 million at December 31, 2014 and September 30, 2014, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the three months ended December 31, 2014 and 2013:

	2014	2013
Received during period	$2,725,000	$3,003,000
Resolved during period	4,093,000	2,260,000
Unresolved at end of period	5,417,000	6,382,000

The following is a summary of the changes in the liability for loans sold during the three months ended December 31, 2014 and 2013:

	2014	2013
Balance at beginning of period	$1,440,641	$1,353,095
Provisions charged to expense	73,405	95,439
Losses incurred to resolve demands	(73,254)	(78,946)
Balance at end of period	$1,440,792	$1,369,588

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31, 2014		December 31, 2013
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$4,060,000	$—	$1,922,000	$—

Resolved by repurchasing loans previously sold to investors	843,000	55,699	338,000	4,123

Payments due upon early payoff of loans previously sold	—	17,555	—	74,823

Total	$4,903,000	$73,254	$2,260,000	$78,946

The liability for loans sold of $1.4 million at December 31, 2014 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.                  COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of these commitments at December 31, 2014 and September 30, 2014.

	December 31,	September 30,
	2014	2014
	(In thousands)

Commitments to originate residential mortgage loans	$66,059	$73,579
Commitments to originate commercial mortgage loans	43,271	38,826
Commitments to originate non-mortgage loans	3,454	57,118
Unused lines of credit - residential	48,474	51,929
Unused lines of credit - commercial	190,456	156,836
Unused lines of credit - consumer	35	33

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

Interest Rate Lock Commitments - At December 31, 2014, the Company had issued $66.1 million of unexpired interest rate lock commitments to loan customers compared with $73.6 million of unexpired commitments at September 30, 2014.  The Company typically economically hedges interest rate lock commitments by obtaining a corresponding best-efforts lock commitments with an investor to sell the loans at an agreed-upon price.

Interest Rate Swaps - The Company entered into two $14 million notional value interest-rate swap contracts during 2008 totaling $28 million notional value.  The parties terminated the interest-rate swap agreements during December 2014, together with their remaining obligations to make any further  payments under the agreements.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  Under the terms of the swap contract between the Company and the loan customer, the customer paid the Company a fixed interest rate of 6.58%, while the Company paid the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company paid the broker a fixed interest rate of 6.58%, while the broker paid the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts had identical terms except for the interest rates and were scheduled to mature on May 15, 2015.  While these two swap derivatives generally worked together as an economic interest-rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, both derivatives were marked to fair value through either a charge or credit to current earnings.

The fair values of these swap contracts recorded in the consolidated balance sheet at September 30, 2014 is summarized as follows:

September 30,
2014
Fair value recorded in other assets	$331,000
Fair value recorded in other liabilities	331,000

The gross gains and losses on these contracts recorded in non-interest expense in the consolidated statement of income and comprehensive income for the three-months ended December 31, 2014 and 2013 are summarized as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013
Gross losses on derivative financial assets	$331,000	$129,000
Gross gains on derivative financial liabilities	(331,000)	(129,000)
Net gain or loss	$—	$—

The Bank had $1.8 million in cash pledged to secure its obligation under these contracts at September 30, 2014.

15.                  GOODWILL

Goodwill totaled $3.9 million at December 31, 2014 and September 30, 2014.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the three months ended December 31, 2014 or the year ended September 30, 2014.

16.                   CUSTOMER FRAUD LOSS

Subsequent to September 30, 2013, management uncovered an elaborate fraud perpetrated against the Bank by one of its commercial loan customers.  The customer, who purported to be in the business of leasing equipment, created false documentation to purchase assets that did not exist and were the subject of fictitious leases.  The Company’s total exposure to the customer at September 30, 2013 consisted of an aggregate outstanding loan balance of $7.0 million less collateral of $631,000 that was in the Bank’s possession.  As a result, the Company recorded a charge-off totaling $6.4 million effective September 30, 2013, which represented the entire amount of the exposure that was determined to be unsecured as a result of the fraud.

The Company is pursuing an insurance claim for this loss under its fidelity bond, which carries a maximum limit of $5 million subject to certain adjustments.  During the three months ended December 31, 2014, the Company received $688,000 from its insurance carrier, representing a partial recovery of the loss.  The partial recovery was recorded in other non-interest income in the unaudited consolidated statement of operations during the three months ended December 31, 2014. The Company is in the process of pursing additional insurance coverage under the fidelity bond, but is unable to determine at this time whether these efforts will result in any further recovery.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends, the economy in the market area in which the Company operates, as well as nationwide, the market values of the real estate in the Company’s market area, the Company’s ability to control costs and expenses, competitive products and pricing, loan demand, the size, composition and quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates, changes in accounting policies and changes in federal and state legislation and regulation.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended September 30, 2014, including the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-third year, is a community-based financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.43 billion in assets at December 31, 2014.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City, Chicago and Denver metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial loan originations totaled $151.8 million during the three months ended December 31, 2014 compared with $133.6 million during the same period last year.  The commercial loan portfolio increased $14.5 million, or 2.0%, to $730.2 million at December 31, 2014 compared with $715.7 million at September 30, 2014.  The increase was primarily due to a $22.0 million, or 9.4%, increase in commercial and industrial loans to $257.3 million at December 31, 2014 compared with $235.3 million at December 31, 2013 and a $6.0 million, or 12.8%, increase in real estate construction and development loans to $52.7 million at December 31, 2014 compared with $46.8 million at September 30, 2014.  The increases were generally due to an increase in market demand for these types of products during the three months ended December 31, 2014 combined with an increase in the number of producing commercial loan officers compared with the same period last year.  Partially offsetting these increases was a $12.9 million decrease in non-owner occupied commercial real estate loans to $186.0 million at December 31, 2014 compared with $198.9 million at September 30, 2014 and a $6.6 million decrease in land acquisition and development loans to $30.5 million at December 31, 2014 compared with $37.1 million at September 30, 2014.  The decrease in non-owner occupied real estate loans was primarily due to the payoff of several large loans during the quarter.  Also, given the increased level of risk associated with land acquisition and development lending created by the weakened economic climate, the Company substantially deemphasized this type of lending in recent years.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $224.9 million, or 20.5% of total deposits, at December 31, 2014 compared with $217.1 million, or 21.2% of total deposits, at September 30, 2014.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis, Kansas City, Chicago and Denver metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which have historically been the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

Mortgage loans originated for sale totaled $262.2 million for the three months ended December 31, 2014 compared with $166.4 million for the same period last year.  The lower level of market interest rates during the three months ended December 31, 2014 compared with the same period last year created an increase in consumer demand for mortgage loan refinancing activity. Loans originated to refinance existing mortgages totaled $94.7 million, or 36% of total loans originated for sale, for the quarter ended December 31, 2014 compared with $30.0 million, or 18% of total loans originated for sale, for the same quarter last year. In addition, the seasonal recovering housing market resulted in an increased level of consumer demand for loans to finance the purchase of homes.  Loans originated to finance the purchase of homes totaled $167.5 million for the quarter ended December 31, 2014 compared with $136.4 million for the same quarter last year.

The principal balance of residential mortgage loans sold to investors totaled $229.6 million for the quarter ended December 31, 2014, which generated mortgage revenues totaling $1.5 million, compared with $179.9 million of loans sold and $1.0 million of mortgage revenues for the quarter ended December 31, 2013.  The net profit margin on loans sold increased to 0.64% during the quarter ended December 31, 2014 compared with 0.57% for the quarter ended December 31,

2013.  The higher net profit margin was primarily due to higher sales prices realized from the Company’s mortgage loan investors combined with a proportionately lower level of origination costs.

Mortgage revenues were reduced by charges to earnings totaling $73,000 and $95,000 during the three months ended December 31, 2014 and 2013, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding  sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 24.1% to $703,000 for the quarter ended December 31, 2014 compared with $567,000 for the quarter ended December 31, 2013 as the result of a $13.7 million increase in the average balance between the comparable periods partially offset by a 4 basis point market-driven decrease in the average yield.  Loan originations during the three months ended December 31, 2014 exceeded loan sales resulting in a $28.9 million, or 49.8%, increase in mortgage loans held for sale to $87.1 million at December 31, 2014 from $58.1 million at September 30, 2014.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are variable-rate revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  However, the Company was successful in marketing two “niche” adjustable-rate residential first mortgage loan products to customers primarily in its St. Louis, Kansas City and Omaha markets during the three months ended December 31, 2014.  As a result, the balance of residential first mortgage loans increased $10.0 million, or 3.6%, to $283.4 million at December 31, 2014 compared with $273.4 million at September 30, 2014.  The balances of residential second mortgage loans and home equity lines of credit decreased $121,000 and $3.0 million, respectively, to $39.4 million and $87.1 million, respectively, at December 31, 2014 compared with $39.6 million and $90.2 million, respectively, at September 30, 2014.

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

Total deposits increased 7.5%, or $76.7 million, to $1.10 billion at December 31, 2014 compared with $1.02 billion at September 30, 2014.  Total demand deposits increased $31.0 million to $690.4 million at December 31, 2014 compared with $659.4 million at September 30, 2014, and certificates of deposit increased $45.7 million to $407.9 million compared with $362.2 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at December 31, 2014 were 0.14% and 0.64%, respectively, compared with 0.13% and 0.59%, respectively, at September 30, 2014.  Primarily as the result of growth in higher costing certificates of deposit late in the quarter, the weighted average interest rate on total deposits at December 31, 2014 increased to 0.32% compared with 0.29% at September 30, 2014.

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

The balance of deposits from retail customers increased 2.4%, or $14.8 million, to $636.9 million at December 31, 2014 compared with $622.2 million at September 30, 2014 as management focused on attracting certificates of deposit and other accounts that had multiple relationships with the Bank.  The average interest rate paid on retail deposits at December 31, 2014 was 0.42% compared with 0.37% at September 30, 2014.

The balance of deposits from commercial customers increased $12.6 million, or 5.2%, to $253.1 million at December 31, 2014 compared with $240.5 million at September 30, 2014.  The increase in commercial deposits was the result of additional deposits gathered from the Bank’s new and existing commercial loan customers combined with normal activity within existing deposit accounts.  The average interest rate paid on commercial deposits was 0.11% at December 31, 2014 and September 30, 2014.

The balance of deposits from municipal and other public entities increased $49.5 million, or 44.7%, to $160.4 million at December 31, 2014 compared with $110.8 million at September 30, 2014.  The increase in municipal and public entity deposits was the result of increases in the balances of existing customer relationships as governmental entities deposited their year-end tax receipts, combined with deposits received from new customers.  The average interest rate paid on municipal and public entity deposits at December 31, 2014 was 0.26% compared with 0.22% at September 30, 2014.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, remained almost constant between the comparable periods at $1.1 million for the three months ended December 31, 2014 compared with $1.0 million for the three months ended December 31, 2013.

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

	Three Months Ended
	December 31, 2014			December 31, 2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$298,449	$3,176	4.26%	$231,814	$2,826	4.88%
Commercial	740,245	7,359	3.98%	665,505	6,916	4.16%
Home equity lines of credit	88,644	855	3.86%	109,141	1,084	3.97%
Consumer	2,572	16	2.40%	2,131	9	1.76%
Total loans receivable	1,129,910	11,406	4.04%	1,008,591	10,835	4.30%
Mortgage loans held for sale	67,903	703	4.14%	54,239	567	4.18%
Securities and other	68,981	115	0.67%	90,618	96	0.42%
Total interest-earning assets	1,266,794	12,224	3.86%	1,153,448	11,498	3.99%
Non-interest-earning assets	83,337			79,097
Total assets	$1,350,131			$1,232,545

Interest-bearing liabilities:
Interest-bearing checking	$219,374	80	0.15%	$241,573	104	0.17%
Savings	42,795	18	0.16%	39,911	16	0.16%
Money market	209,766	169	0.32%	203,072	154	0.30%
Certificates of deposit	373,918	626	0.67%	353,545	684	0.77%
Total interest-bearing deposits	845,853	893	0.42%	838,101	958	0.46%
Borrowed money	156,918	355	0.90%	68,973	239	1.39%
Subordinated debentures	19,589	125	2.55%	19,589	126	2.57%
Total interest-bearing liabilities	1,022,360	1,373	0.54%	926,663	1,323	0.57%
Non-interest bearing liabilities:
Non-interest bearing deposits	198,843			175,062
Other non-interest bearing liabilities	14,024			13,462
Total non-interest-bearing liabilities	212,867			188,524
Stockholders’ equity	114,904			117,358

Total liabilities and stockholders’ equity	$1,350,131			$1,232,545

Net interest income		$10,851			$10,175

Interest rate spread (2)			3.32%			3.42%

Net interest margin (3)			3.43%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.91%			124.47%

(1)   Includes non-accrual loans with an average balance of $24.3 million and $28.5 million for the three months ended December 31, 2014 and 2013, respectively.

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

	Three Months Ended
	December 31, 2014 vs 2013
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$741	$(391)	$350
Commercial	752	(309)	443
Home equity lines of credit	(199)	(30)	(229)
Consumer	2	5	7
Total loans receivable	1,296	(725)	571
Mortgage loans held for sale	141	(5)	136
Securities and other	2	17	19
Net change in income on
interest earning assets	1,439	(713)	726

Interest-bearing liabilities:
Interest-bearing checking	(10)	(14)	(24)
Passbook savings	2	—	2
Money market	5	10	15
Certificates of deposit	36	(94)	(58)
Total interest-bearing deposits	33	(98)	(65)
Borrowed money	222	(106)	116
Subordinated debentures	—	(1)	(1)
Net change in expense on
interest bearing liabilities	255	(205)	50

Change in net interest income	$1,184	$(508)	$676

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended December 31, 2014 was $3.1 million compared with $2.5 million during the same quarter last year.  Net income available to common shares for the quarter ended December 31, 2014 was $3.1 million, or $0.26 per diluted common share on 12.1 million average diluted shares outstanding, compared with net income available to common shares of $2.2 million, or $0.20 per diluted common share on 11.2 million average diluted shares outstanding, during the same quarter last year.  Reducing net income available to common shares for the three months ended December 31, 2013, were dividends and discount accretion on the Company’s preferred stock, totaling $295,000, or $0.03 per diluted common share.  The Company completed the repurchase or redemption of the remaining balance of the preferred stock during the quarter ended September 30, 2014.

Net Interest Income

Net interest income increased 6.6% to $10.9 million for the quarter ended December 31, 2014 compared with $10.2 million for the same period last year.  The increase was the result of an increase in the average balance of interest-earning assets partially offset by an decrease in the net interest margin.  The average balance of interest-earning assets increased to $1.27 billion for the three months ended December 31, 2014 compared with $1.15 billion for the three months ended December 31, 2013 primarily as the result of growth in loans receivable and loans held for sale.  The net interest margin decreased to 3.43% for the three months ended December 31, 2014 compared with 3.53% for the three months ended December 31, 2013 as the result of a decrease in the average yield on interest-earning assets partially offset by a decrease in the average cost of total interest-bearing liabilities.

Total interest and dividend income increased 6.3% to $12.2 million for the quarter ended December 31, 2014 compared with $11.5 million for the same period last year primarily as the result of an increase in interest income on loans receivable and loans held for sale.

Interest income on loans receivable increased 5.3% to $11.4 million for the quarter ended December 31, 2014 compared with $10.8 million for the same quarter last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of loans receivable increased to $1.13 billion during the three months ended December 31, 2014 compared with $1.01 billion during the same period last year. The increase was due to a $74.7 million increase in the average balance of commercial loans and a $66.6 million increase in residential first and second mortgage loans, partially offset by a $20.5 million decrease in the average balance of home equity lines of credit.  The average yield on loans receivable decreased to 4.04% during the three months ended December 31, 2014 compared with 4.30% during the same period last year primarily as the result of a market-driven decline in interest rates on new residential real estate loans and new and renewing commercial loans.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale increased to $703,000 for the three months ended December 31, 2014 compared with $567,000 for the same period last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense increased to $1.4 million for the three months ended December 31, 2014 compared with $1.3 million for the comparable 2013 period.  The increase was due to an increase in the average balance of interest-bearing liabilities partially offset by a decline in the average cost of funds.  The average cost of funds decreased to 0.54% for the three months ended December 31, 2014 compared with 0.57% for the three months ended December 31, 2013 as the result of a shift in the mix of interest-bearing liabilities combined with lower market interest rates.  The average balance increased to $1.02 billion for the three months ended December 31, 2014 compared with $926.7 million for the three months ended December 31, 2013 primarily as the result of increases an increase in the average balance of borrowed money.

Interest expense on deposits decreased to $894,000 for the three months ended December 31, 2014 compared with $958,000 for the comparable 2013 period.  The decrease was the result of a decrease in the average cost partially offset by an increase in the average balance of interest-bearing deposits.  Primarily as the result of lower market interest rates paid on new and renewing certificates of deposit between the comparable periods, the average cost of deposits decreased to 0.42%

for the three months ended December 31, 2014 compared with 0.46% for the three months ended December 31, 2013.  The average balance increased to $845.9 million for the three months ended December 31, 2014 compared with $838.1 million for the three months ended December 31, 2013.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money increased to $355,000 for the three months ended December 31, 2014 compared with $239,000 for the same period last year.  The increase was the result of an increase in the average balance to $156.9 million for the three months ended December 31, 2014 compared with $69.0 million for the three months ended December 31, 2013 primarily due additional borrowings used to fund asset growth.   The average cost decreased to 0.90% for the three months ended December 31, 2014 compared with 1.39% for the three months ended December 31, 2013 as the result of lower market interest rates combined with an increase in shorter-term, lower-costing borrowings from the Federal Home Loan Bank.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2014 was $500,000 compared with $200,000 for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased $1.2 million to $3.7 million for the three months ended December 31, 2014 compared with $2.5 million for the same period last year.  The increase was primarily the result of higher levels of mortgage revenues, SBA loan revenues and other income.  See Results of Community Banking Strategy — Retail Mortgage Lending for a discussion of mortgage revenues.

SBA loan revenues totaled $179,000 for the three months ended December 31, 2014.  During the September 2014 quarter,  the Company successfully implemented a new program to sell the insured portion of SBA loans to third-party investors resulting in realized sales profits.  The Company anticipates increased sales volumes and resulting profits on sales in future periods.

Other income totaled $762,000 for the three months ended December 31, 2014 compared with $167,000 for the same period a year ago.  The increase was primarily the result of the receipt of $688,000 from the Company’s insurance carrier during the December 2014 quarter, representing a partial recovery of a loss incurred in a prior fiscal year as the result of a fraud perpetrated against the Bank by one of its commercial loan customers.  The Company is in the process of pursing additional insurance coverage under the claim, but is unable to determine at this time whether these efforts will result in any further recovery.

Non-Interest Expense

Total non-interest expense increased $626,000, or 7.2%, to $9.3 million for the quarter ended December 31, 2014 compared with $8.7 million for the same period last year.

Salaries and employee benefits expense increased $779,000, or 18.6%, to $5.0 million for the three months ended December 31, 2014 compared with $4.2 million for the same period a year ago.  Compensation expense during the three months ended December 31, 2013 was reduced by the reversal of $488,000 in incentive compensation expense recorded in prior periods for bonuses and restricted stock awards related to certain former mortgage division employees that were determined to no longer be payable to such employees.  The remainder of the increase was primarily the result of additional employees hired to support the Company’s increased lending activities.

Occupancy, equipment and data processing expense increased $166,000 to $2.8 million for the three months ended December 31, 2014 compared with $2.6 million for the three months ended December 31, 2013.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense decreased $324,000 to $497,000 for the three months ended December 31, 2014 compared with $822,000 for the three months ended December 31, 2013.  The decrease was primarily due to consulting and legal fees paid during the December 2013 quarter of $160,000 that related to compliance with changes in federal regulations governing the mortgage banking industry and legal and audit fees related to the investigation of an elaborate fraud scheme involving one of the Bank’s commercial borrowers.  No such expense was incurred during the December 2014 quarter.

Real estate foreclosure expense and losses, net totaled net expense of $77,000 for the three months ended December 31, 2014 compared with net expense of $127,000 for the same period in 2013.   See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

Income tax expense totaled $1.6 million for the three months ended December 31, 2014 compared with $1.2 million for the same period last year.  The effective tax rates were 33.85% for the three months ended December 31, 2014 compared with 33.21% for the same period last year.  The effective tax rates differed from the combined federal and state statutory rates primarily as the result of non-taxable income related to bank-owned life insurance and tax-exempt interest income on certain loans receivable.  The higher effective rate in the fiscal 2015 period compared with the same 2014 period was due to  lower amounts of tax-exempt income and the higher total pre-tax income in the 2015 period resulting in a lower ratio of non-taxable income to such pre-tax income.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2014 and September 30, 2014 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off.  The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	December 31,	September 30,
	2014	2014
NON-ACCRUAL LOANS: (1)
Single-family residential loans:
Residential first mortgage	$3,416,588	$4,026,180
Residential second mortgage	606,966	353,437
Home equity lines of credit	1,410,095	1,479,089
Total single-family residential loans	5,433,649	5,858,706
Commercial loans:
Commercial and multi-family real estate	—	456,668
Real estate construction and development	—	3,734,427
Commercial and industrial	310,398	348,108
Total commercial loans	310,398	4,539,203
Total non-accrual loans	5,744,047	10,397,909
NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential loans:
Residential first mortgage	5,163,220	4,667,707
Residential second mortgage	1,064,739	1,125,434
Home equity lines of credit	867,062	741,374
Total single-family residential loans	7,095,021	6,534,515
Commercial loans:
Commercial and multi-family real estate	3,442,368	3,334,541
Real estate construction and development	13,785	—
Commercial and industrial	1,068,846	1,102,162
Total commercial loans	4,524,999	4,436,703
Consumer & installment	9,400	14,122
Total current troubled debt restructurings	11,629,420	10,985,340
Past due under restructured terms:
Single-family residential loans:
Residential first mortgage	2,914,427	3,476,743
Residential second mortgage	547,859	483,094
Home equity lines of credit	224,107	394,946
Total single-family residential loans	3,686,393	4,354,783
Commercial loans:
Commercial and multi-family real estate	442,731	668,555
Land acquisition and development	38,250	38,250
Real estate construction and development	—	39,234
Commercial and industrial	—	488,186
Total commercial loans	480,981	1,234,225
Total past due troubled debt restructurings	4,167,374	5,589,008
Total non-accrual troubled debt restructurings	15,796,794	16,574,348
Total non-performing loans	21,540,841	26,972,257
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	1,590,516	2,631,441
Commercial real estate	6,129,875	3,170,813
Total real estate acquired in settlement of loans	7,720,391	5,802,254
Total non-performing assets	$29,261,232	$32,774,511

Ratio of non-performing loans to total loans receivable	1.88%	2.40%
Ratio of non-performing assets to total assets	2.05%	2.37%
Ratio of allowance for loan losses to non-performing loans	73.94%	59.24%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	0.87%	1.42%
Ratio of non-performing assets to total assets	1.24%	1.58%
Ratio of allowance for loan losses to non-performing loans	154.67%	97.06%

(1) Amounts do not include troubled debt restructurings that are on a non-accrual basis.

Non-performing assets decreased $3.5 million to $29.3 million at December 31, 2014 from $32.8 million at September 30, 2014 as a result of a $4.7 million decrease in non-accrual loans and a $778,000 decrease in troubled debt restructurings partially offset by a $1.9 million increase in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans decreased to $5.7 million at December 31, 2014 compared with $10.4 million at September 30, 2014 due to a decreases in non-accrual commercial loans, and to a lesser extent, a decrease in non-accrual residential real estate loans.  Non-accrual commercial loans decreased to $310,000 at December 31, 2014 compared with $4.5 million at September 30, 2014.  The decrease was primarily due to the foreclosure, during the three months ended December 31, 2014, on a loan secured by commercial land under development in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million at September 30, 2014.  The loan had been classified as non-accrual at September 30, 2014.  During the three months ended December 31, 2014, the Company received $600,000 in payments from one of the loan guarantors.  Non-accrual residential real estate loans decreased to $5.4 million at December 31, 2014 compared with $5.9 million at September 30, 2014.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings. Total non-accrual troubled debt restructurings decreased to $15.8 million at December 31, 2014 compared with $16.6 million at September 30, 2014 primarily due to a decrease in restructured commercial loans, and to a lesser extent, a decrease in restructured residential real estate loans.

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

Non-accrual restructured residential loans decreased $108,000 to $10.8 million at December 31, 2014 compared with $10.9 million at September 30, 2014.  During the three months ended December 31, 2014 and 2013, the Company restructured $655,000 and $1.1 million, respectively, of loans to troubled residential borrowers and returned $1.2 million and $332,000, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-accrual restructured residential loans during the three months ended December 31, 2014 and 2013 were $1.0 million and $402,000, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the respective quarter.  Reducing non-accrual restructured residential loans during the three months ended December 31, 2014 and 2013 were charge-offs totaling $137,000 and $354,000, respectively, and cash receipts totaling $150,000 and $347,000, respectively.  At December 31, 2014, $10.8 million, or 68% of the total principal balance of restructured loans related to residential borrowers compared with $10.9 million, or 66% at September 30, 2014.  At December 31, 2014, 66% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 60% at September 30, 2014.

Non-accrual restructured commercial loans decreased $665,000 to $5.0 million at December 31, 2014 compared with $5.7 million at September 30, 2014.  During the three months ended December 31, 2013, the Company restructured $273,000 of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  No such restructurings occurred during the three months ended December 31, 2014.  Reducing non-accrual restructured commercial loans during the three months ended December 31, 2014 and 2013 were cash receipts totaling $659,000 and $247,000, respectively.

Real estate acquired in settlement of loans increased $1.9 million to $7.7 million at December 31, 2014 compared with $5.8 million at September 30, 2014.  Significant activity during the three months ended December 31, 2014 included the foreclosure on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million, $664,000 in residential foreclosures and the sale of one parcel of commercial-use land in northeast Missouri with a carrying value of $103,000.

Real estate foreclosure losses and expense for the three months ended December 31, 2014 totaled $77,000 compared with $127,000 for the three months ended December 31, 2013.  Real estate foreclosure losses and expense includes realized losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  Real estate foreclosure losses and expense for the three months ended December 31, 2014 included $71,000 of additional write-downs related to one commercial and one residential property due to declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the three months ended December 31, 2014 was reduced by the recovery of $72,000 resulting from a USDA claim related to the sale of a property located in northwest Missouri.  Real estate foreclosure losses and expense for the three months ended December 31, 2013 included $123,000 of additional write-downs related to four residential properties due to declines in their estimated values since their acquisition in prior periods.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	December 31,	December 31,
	2014	2013
Balance, beginning of quarter	$15,978,421	$18,306,114
Provision charged to expense	500,000	200,000
Charge-offs:
Single-family residential loans	604,973	1,267,366
Commercial loans	28,728	465,000
Consumer and installment	62,923	21,055
Total charge-offs	696,624	1,753,421
Recoveries:
Single-family residential loans	111,126	264,945
Commercial loans	27,478	643,896
Consumer and installment	6,058	8,033
Total recoveries	144,662	916,874
Net charge-offs (recoveries)	551,962	836,547
Balance, end of quarter	$15,426,459	$17,669,567

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three month ended December 31, 2014 totaled $500,000 compared with $200,000 in the same 2013 period.  The increased provision for the 2014 period compared with the same period last year was generally the result of the impact of loan growth partially offset by the overall improvement in credit quality, including reductions in charge-offs and the levels of impaired loans, past due loans and the combined balance of loans with risk ratings of special mention or worse.

Net charge-offs for the three months ended December 31, 2014 totaled $552,000, or 0.20% of average loans on an annualized basis, compared with net charge-offs of $837,000, or 0.33% of average loans on an annualized basis, for the same period in 2013.  Gross charge-offs for the three months decreased $1.1 million primarily as the result of a $662,000 decrease in gross charge-offs on residential loans and a $436,000 decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the decreased level of impaired residential loans combined with a recovering housing market.  Significant activity in commercial loan charge-offs for the three months ended December 31, 2013 included $465,000 related to a loan secured by commercial land in the St. Louis metropolitan area.

Reducing net charge-offs were recoveries totaling $145,000 for the three months ended December 31, 2014 compared with $917,000 for the same period in 2013.   Recoveries for the three months ended December 31, 2013 included the collection of approximately $440,000 of cash payments from a borrower related to one large commercial real estate loan that had been charged off in previous period.  Such recovery was the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.39% at December 31, 2014 compared with 1.42% at September 30, 2014.  The ratio of the allowance for loan losses to non-performing loans was 73.94% at December 31, 2014 compared with 59.24% at September 30, 2014.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 154.67% at December 31, 2014 compared with 97.06% at September 30, 2014.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

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

The following table summarizes the unpaid principal balances of impaired loans at December 31, 2014 and September 30, 2014.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	December 31, 2014				September 30, 2014
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential:
Residential first mortgage	$3,358,015	$2,557,138	$15,622,094	$21,537,247	$3,774,636	$2,618,279	$16,127,230	$22,520,145
Residential second mortgage	423,918	420,240	3,259,775	4,103,933	553,998	398,387	2,730,620	3,683,005
Home equity lines of credit	322,280	337,372	2,553,199	3,212,851	104,618	395,193	2,817,687	3,317,498
Total single-family residential	4,104,213	3,314,750	21,435,068	28,854,031	4,433,252	3,411,859	21,675,537	29,520,648
Commercial:
Commercial and multi-family real estate	23,355	3,531,940	5,166,498	8,721,793	26,227	3,629,602	5,895,832	9,551,661
Land acquisition and development	—	38,250	—	38,250	—	3,772,677	—	3,772,677
Real estate construction and development	—	13,785	—	13,785	—	39,234	—	39,234
Commercial and industrial	242,376	1,141,128	1,047,830	2,431,334	481,534	1,144,774	1,364,237	2,990,545
Total commercial loans	265,731	4,725,103	6,214,328	11,205,162	507,761	8,586,287	7,260,069	16,354,117
Consumer and installment	—	9,400	46,485	55,885	—	14,121	47,298	61,419
Total	$4,369,944	$8,049,253	$27,695,881	$40,115,078	$4,941,013	$12,012,267	$28,982,904	$45,936,184

The total unpaid principal balance of impaired loans decreased $5.8 million to $40.1 million at December 31, 2014 compared with $45.9 million at September 30, 2014 primarily as the result of a $5.1 million decrease in impaired commercial loans and a $667,000 decrease in impaired residential real estate loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $4.1 million at December 31, 2014 compared with $4.4 million at September 30, 2014.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $3.3 million at December 31, 2014 compared with $3.4 million at September 30, 2014.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $21.4 million at December 31, 2014 compared with $21.7 million at September 30, 2014.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at December 31, 2014 and September 30, 2014.

Commercial loans that were determined to be impaired and had related specific allowances totaled $266,000 at December 31, 2014 compared with $508,000 at September 30, 2014.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $4.7 million at December 31, 2014 compared with $8.6 million at September 30, 2014.  The decrease was primarily the result of the foreclosure during the three months ended December 31, 2014 on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million.  Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $6.2 million at December 31, 2014 compared with $7.3 million at September 30, 2014.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted from the overall decrease in commercial loans past due 90 days or more.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $73.0 million at December 31, 2014 from $81.5 million at September 30, 2014.  Available cash was used help to fund the increases in loans held for sale and loans receivable.

Debt and mortgage-backed securities available for sale decreased to $8.1 million at December 31, 2014 from $13.1 million at September 30, 2014.  Debt and mortgage-backed securities held to maturity increased to $38.0 million at December 31, 2014 from $28.4 million at September 30, 2014.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Borrowed money totaled $181.3 million at December 31, 2014 compared with $210.9 million at September 30, 2014.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the Federal Home Loan Bank.  The decrease in borrowed money was funded by an increase in deposits.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $2.2 million to $2.0 million at December 31, 2014 compared with $4.2 million at September 30, 2014 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2013.

Total stockholders’ equity was $114.5 million at December 31, 2014 compared with $112.1 million at September 30, 2014 primarily as the result of net income of $3.1 million partially offset by the payment of common stock dividends totaling $1.1 million.

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

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 9 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB.  At December 31, 2014, borrowings from the FHLB totaled $136.5 million, had a weighted-average interest rate of 0.85%, a weighted average maturity of approximately 3 months and represented 10% of total assets.  At September 30, 2014, borrowings from the FHLB totaled $167.9 million, had a weighted-average interest rate of 0.74%, a weighted average maturity of approximately 3 months and represented 12% of total assets.  At December 31, 2014, certificates of deposit from national brokers totaled $44.1 million, had a weighted-average interest rate of 0.40%, a weighted average maturity of approximately 4 months and represented 3% of total assets.  At September 30, 2014, certificates of deposit from national brokers totaled $44.1 million, had a weighted-average interest rate of 0.39%, a weighted average maturity of approximately 3 months and represented 3% of total assets. There were no borrowings from the Federal Reserve outstanding at December 31, 2014 or September 30, 2014.  Wholesale funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds in previous periods has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with deposits.  The increased flexibility has allowed the Company in past periods to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2014, the Bank had approximately $117.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $136.5 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2014, the Bank had approximately $161.5 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $208.3 million of commercial loans pledged as collateral under this agreement.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term note.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  The revolving line of credit is available to be used for working capital.  There was no outstanding balance under the revolving line of credit during the three months ended December 31, 2014.  Interest on this borrowing equals the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and began on March 31, 2014 and end on

January 17, 2021.  Common shares of the Bank that were held by the Company were pledged as collateral to secure the loans.

At December 31, 2014, the Bank had outstanding firm commitments to originate loans of $112.8 million and commitments to sell loans originated for sale of $141.8 million, all of which were on a “best-efforts” basis.  Certificates of deposit totaling $280.2 million, or 68.7% of total deposits, at December 31, 2014 were scheduled to mature in one year or less.  Based on historical experience, management believes the majority of maturing retail certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common shareholders and paying interest and principal on outstanding debt.  During the three months ended December 31, 2014, the Company paid cash dividends to its common stockholders totaling $1.1 million compared with cash dividends paid to its common and preferred shareholders totaling $1.3 million for the three months ended December 31, 2013.  During the three months ended December 31, 2014 and 2013, the Company repaid principal on borrowed money of $250,000 and $0, respectively, and paid interest on outstanding debt totaling $188,000 and $126,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OCC and the non-objection of the Federal Reserve Bank are required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  To the extent that any such capital distributions are not approved by these regulators in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of interest on its subordinated debentures.  At December 31, 2014 and September 30, 2014, the Company had cash and cash equivalents totaling $81,000 and $99,000, respectively, and a demand loan extended to the Bank totaling $4.2 million and $4.1 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary use and source of cash in operations is to originate and sell loans held for sale, which used $260.5 million in cash and provided proceeds of $231.3 million from loan sales during the three months ended December  31, 2014 compared with $168.2 million and $181.1 million, respectively, in the same 2013 period.

The primary use of cash for investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable increased $22.3 million for the three months ended December 31, 2014 compared with an increase of $13.6 million for the three months ended December 31, 2013.  Other significant uses of cash for investing activities for the three months ended December 31, 2014 included $5.1 million for the purchase of debt securities available for sale, $14.9 million for the purchase of debt securities held to maturity and $6.9 million for the purchase of FHLB stock.  Other significant uses of cash for investing activities for the three months ended December 31, 2013 included $20.0 million for the purchase of debt securities available for sale and $3.0 million for the purchase of FHLB stock.

Sources of cash from investing activities for the three months ended December 31, 2014 included proceeds from maturities of debt securities available for sale totaling $10.0 million, proceeds from maturities of debt securities held to maturity totaling $5.0 million, proceeds from FHLB stock redemptions of $8.2 million and proceeds from the sale of real estate acquired in settlement of loans of $1.6 million.  Sources of cash from investing activities for the three months ended December 31, 2013 included proceeds from maturities of debt securities available for sale totaling $20.2 million, proceeds from FHLB stock redemptions of $3.2 million, principal repayments on mortgage-backed securities totaling $533,000 and proceeds from the sale of real estate acquired in settlement of loans of $1.1 million.

The Company’s primary sources of cash from financing activities for the three months ended December 31, 2014 included a $76.7 million increase in deposits and a $2.0 million increase in overnight retail repurchase agreements.  The primary sources of cash from financing activities for the three months ended December 31, 2013 was a $19.3 million increase in deposits and a $5.1 million increase in overnight retail repurchase agreements.

Primary uses of cash for financing activities for the three months ended December 31, 2014 included an $31.4 million decrease in FHLB advances, a $2.2 million decrease in advance payments by borrowers for taxes and insurance and dividends paid on common stock of $1.1 million.  Primary uses of cash for financing activities for the three months ended December 31, 2013 included a $4.0 million decrease in FHLB advances, a $2.4 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $1.1 million and dividends paid on preferred stock of $217,000.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

			Retail
	Certificates	FHLB	Repurchase	Term	Subordinated
	of Deposit	Borrowings	Agreements	Loan	Debentures
	(In thousands)
Maturing in:
Three months or less	$100,966	$132,500	$35,813	$250	$—
Over three months through six months	83,676	—	—	250	—
Over six months through twelve months	95,563	—	—	500	—
Over twelve months	127,716	4,000	—	8,000	19,589
Total	$407,921	$136,500	$35,813	$9,000	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities. The required payments under such commitments at December 31, 2014 are as follows:

Less than one year	$1,649,699
Over 1 year through 3 years	2,624,602
Over 3 years through 5 years	1,362,646
Over 5 years	534,674
Total	$6,171,621

REGULATORY CAPITAL

The Company was not subject to any separate capital requirements from those of the Bank at December 31, 2014.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators which, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below).  Under such regulations, the Bank is required to maintain minimum ratios of tangible capital of 1.5%, core capital of 4.0% and total risk-based capital of 8.0%.  The Bank is also subject to prompt corrective action capital requirement regulations set forth by federal regulations.  As defined in the regulations, the Bank is required to maintain minimum total and Tier I capital to risk-weighted assets and Tier I capital to average assets.  The Bank met all capital adequacy requirements to which it was subject at December 31, 2014.

As of December 31, 2014, the most recent notification from the Bank’s primary regulator, the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2014 and September 30, 2014.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2014:
Tangible capital (to total assets)	$135,137	9.51%	$21,325	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	149,243	13.25%	90,097	8.00%	$112,622	10.00%
Tier I risk-based capital (to risk- weighted assets)	135,137	12.00%	N/A	N/A	67,573	6.00%
Tier I leverage capital (to average assets)	135,137	9.51%	56,867	4.00%	71,084	5.00%

As of September 30, 2014:
Tangible capital (to total assets)	$133,356	9.70%	$20,631	1.50%	N/A	N/A
Total risk-based capital (to risk- weighted assets)	147,048	13.46%	87,415	8.00%	$109,269	10.00%
Tier I risk-based capital (to risk- weighted assets)	133,356	12.20%	N/A	N/A	65,561	6.00%
Tier I leverage capital (to average assets)	133,356	9.70%	55,016	4.00%	68,770	5.00%

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

The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revised the definition of what constitutes “capital” for calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%.  The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital.  The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

For the three months ended December 31, 2014, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments and, in prior periods, interest rate swaps.  Derivative financial instruments originated by the Company consist of interest rate lock commitments to originate residential real estate loans.  At December 31, 2014, the Company had issued $66.1 million of unexpired interest rate lock commitments to residential mortgage loan customers compared with $73.6 million of unexpired commitments at September 30, 2014.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  As of December 5, 2014, the parties terminated the interest-rate swap agreements together with their remaining obligations to make any further payments under the agreements.  Under the terms of the swap contract between the Company and the loan customer, the customer paid the Company a fixed interest rate of 6.58%, while the Company paid the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company paid the broker a fixed interest rate of 6.58%, while the broker paid the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts had identical terms and were scheduled to mature on May 15, 2015.  While these two swap derivatives generally worked together as an interest-rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, both derivatives were marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2013.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at September 30, 2014 was $331,000.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Troubled Debt Restructurings by a Creditor.  In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU requires companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan and thus when a loan is transferred to foreclosed property. The ASU is effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements. In addition, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,” in August 2014. The ASU provides guidance on how to classify and measure foreclosed loans that are government-guaranteed. The objective of the ASU is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. These disclosures are required in interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

Revenue from Contracts with Customers.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The ASU requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to receive in exchange for those goods or services. The ASU identifies specific steps that entities should apply to achieve this principle. The ASU is effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

Transfers and Servicing.  In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The ASU requires repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements be accounted for as secured borrowings. The ASU also requires additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures for sales are required to be presented in interim and annual periods beginning January 1, 2015. The ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures are required in interim and annual periods beginning April 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

Stock Compensation.  In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation.  The ASU requires performance targets contained in stock-based compensation plans that affect vesting and that could be achieved after the requisite service period to be treated as performance conditions.  The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2014.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2014 through October 31, 2014	2,450	$11.45	—	403,800
November 1, 2014 through November 30, 2014	1,495	$11.66	—	403,800
December 1, 2014 through December 31, 2014	16,850	$11.92	—	403,800
Total	20,795	$11.85	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended December 31, 2014.

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

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2            Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1            Section 1350 Certification of Chief Executive Officer

32.2            Section 1350 Certification of Chief Financial Officer

101               The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

(1)  Incorporated by reference into this document from the Exhibits to the 2003 proxy statement as filed with the Securities and Exchange Commission on December 27, 2002.

(2)  Incorporated by reference into this document from the Form 10-Q, as filed with the Securities and Exchange Commission on February 17, 2004.

(3)  Incorporated herein by reference from the Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2010.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULASKI FINANCIAL CORP.

Date:	February 6, 2015	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 6, 2015	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer