Form 10-Q
period 2015-03-31
PULASKI FINANCIAL CORP
filed 2015-05-08
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Common Stock, par value $.01 per share	12,047,852 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2015

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 and SEPTEMBER 30, 2014

	March 31,	September 30,
	2015	2014
ASSETS

Cash and amounts due from depository institutions	$13,691,088	$13,746,207
Federal funds sold and overnight interest-bearing deposits	20,715,719	67,802,886
Total cash and cash equivalents	34,406,807	81,549,093
Debt and mortgage-backed securities available for sale, at fair value	8,191,847	13,079,606
Debt and mortgage-backed securities held to maturity, at amortized cost (fair value of $37,694,932 and $28,496,302 at March 31, 2015 and September 30, 2014, respectively	37,565,595	28,351,669
Capital stock of Federal Home Loan Bank, at cost	4,270,700	8,267,800
Mortgage loans held for sale, at fair value at March 31, 2015 and at lower of cost or market at September 30, 2014	101,993,143	58,139,427
Loans receivable (net of allowance for loan losses of $15,703,741 and $15,978,421 at March 31, 2015 and September 30, 2014, respectively)	1,113,270,766	1,110,861,490
Real estate acquired in settlement of loans (net of allowance for losses of $109,400 and $741,429 at March 31, 2015 and September 30, 2014, respectively)	6,692,249	5,802,254
Premises and equipment, net	17,307,440	17,259,351
Goodwill	3,938,524	3,938,524
Accrued interest receivable	2,877,520	2,969,854
Bank-owned life insurance	34,136,702	33,670,148
Deferred tax assets	8,269,794	8,998,844
Prepaid expenses, accounts receivable and other assets	10,529,317	7,208,585

Total assets	$1,383,450,404	$1,380,096,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,126,396,117	$1,021,653,104
Borrowed money	102,344,677	210,940,082
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	2,783,996	4,174,043
Accrued interest payable	387,708	354,524
Other liabilities	15,499,912	11,269,756
Total liabilities	1,267,001,410	1,267,980,509

STOCKHOLDERS’ EQUITY :

Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,087 shares issued at March 31, 2015 and September 30, 2014	130,821	130,821
Treasury stock - at cost (1,387,148 and 1,399,240 shares at March 31, 2015 and September 30, 2014, respectively)	(12,810,091)	(12,657,442)
Additional paid-in capital	63,272,033	62,739,343
Accumulated other comprehensive loss, net	(4,320)	(26,210)
Retained earnings	65,860,551	61,929,624
Total stockholders’ equity	116,448,994	112,116,136

Total liabilities and stockholders’ equity	$1,383,450,404	$1,380,096,645

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest and Dividend Income:
Loans receivable	$11,182,376	$10,898,688	$22,588,692	$21,734,380
Mortgage loans held for sale	757,054	364,561	1,460,516	931,612
Securities and other	97,838	111,396	211,609	206,734
Total interest and dividend income	12,037,268	11,374,645	24,260,817	22,872,726
Interest Expense:
Deposits	986,463	906,578	1,880,218	1,864,428
Borrowed money	266,289	284,180	621,022	523,492
Subordinated debentures	122,650	122,410	247,475	248,073
Total interest expense	1,375,402	1,313,168	2,748,715	2,635,993
Net interest income	10,661,866	10,061,477	21,512,102	20,236,733
Provision for loan losses	—	500,000	500,000	700,000
Net interest income after provision for loan losses	10,661,866	9,561,477	21,012,102	19,536,733
Non-Interest Income:
Mortgage revenues	2,189,047	506,464	3,663,410	1,539,849
Retail banking fees	1,029,765	987,875	2,084,540	2,033,795
Bank-owned life insurance income	221,367	230,453	466,554	455,932
Other	220,698	128,958	1,162,307	296,336
Total non-interest income	3,660,877	1,853,750	7,376,811	4,325,912
Non-Interest Expense:
Salaries and employee benefits	5,501,285	4,573,844	10,470,833	8,764,825
Occupancy, equipment and data processing expense	2,997,434	2,732,488	5,791,131	5,359,688
Advertising	193,621	126,428	365,174	305,797
Professional services	421,743	502,911	919,092	1,324,750
FDIC deposit insurance premium expense	251,420	263,493	510,595	524,459
Real estate foreclosure recoveries, net of expenses	(159,006)	(412,176)	(82,005)	(285,207)
Postage, document delivery and office supplies expense	197,344	157,808	361,269	303,576
Other	324,715	292,836	718,742	640,136
Total non-interest expense	9,728,556	8,237,632	19,054,831	16,938,024
Income before income taxes	4,594,187	3,177,595	9,334,082	6,924,621
Income tax expense	1,506,561	1,074,428	3,111,133	2,318,638
Net income	$3,087,626	$2,103,167	$6,222,949	$4,605,983
Other comprehensive income:
Unrealized gain (loss) on debt and mortgage-backed securities available for sale	74,344	7,628	35,307	(14,433)
Income tax (expense) benefit	(28,251)	(2,899)	(13,417)	5,484
Net unrealized gain (loss)	46,093	4,729	21,890	(8,949)
Comprehensive income	$3,133,719	$2,107,896	$6,244,839	$4,597,034
Income available to common shares	$3,087,626	$1,914,984	$6,222,949	$4,122,533
Per Common Share Amounts:
Basic earnings per common share	$0.26	$0.17	$0.53	$0.38
Weighted average common shares outstanding - basic	11,805,494	10,969,484	11,759,811	10,959,019
Diluted earnings per common share	$0.25	$0.17	$0.52	$0.36
Weighted average common shares outstanding - diluted	12,115,757	11,357,212	12,079,766	11,349,010

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2015

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2014	$130,821	$(12,657,442)	$62,739,343	$(26,210)	$61,929,624	$112,116,136
Net income	—	—	—	—	6,222,949	6,222,949
Other comprehensive income	—	—	—	21,890	—	21,890
Common stock dividends ($0.19 per share)	—	—	—	—	(2,292,022)	(2,292,022)
Commission on shares purchased for dividend reinvestment plan	—	—	(8,432)	—	—	(8,432)
Stock options exercised (44,400 shares)	—	290,731	150,279	—	—	441,010
Stock option and award expense	—	—	152,092	—	—	152,092
Common stock issued under employee compensation plans (11,949 shares)	—	78,242	(32,552)	—	—	45,690
Forfeiture of restricted common stock (1,368 shares)	—	(13,338)	13,338	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (44,317 shares)	—	(521,150)	—	—	—	(521,150)
Distribution of equity trust shares (1,428 shares)	—	12,866	(12,866)	—	—	—
Equity trust expense, net of forfeitures	—	—	92,215	—	—	92,215
Excess tax benefit from stock-based compensation	—	—	177,129	—	—	177,129
Tax benefit from release of equity trust shares	—	—	1,487	—	—	1,487

BALANCE, MARCH 31, 2015	$130,821	$(12,810,091)	$63,272,033	$(4,320)	$65,860,551	$116,448,994

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2014

	Preferred				Accumulated
	Stock,			Additional	Other
	Net of	Common	Treasury	Paid-In	Comprehensive	Retained
	Discount	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2013	$17,310,083	$130,823	$(15,851,041)	$58,402,572	$(25,540)	$56,091,168	$116,058,065
Net income	—	—	—	—	—	4,605,983	4,605,983
Other comprehensive loss	—	—	—	—	(8,949)	—	(8,949)
Common stock dividends ($0.19 per share)	—	—	—	—	—	(2,142,438)	(2,142,438)
Commission on shares purchased for dividend reinvestment plan	—	—	—	(10,320)	—	—	(10,320)
Preferred stock dividends	—	—	—	—	—	(405,533)	(405,533)
Accretion of discount on preferred stock	77,917	—	—	—	—	(77,917)	—
Repurchase of preferred shares (10,000 shares)	(10,000,000)	—	—	—	—	—	(10,000,000)
Stock option and award expense	—	—	—	125,021	—	—	125,021
Common stock issued under employee compensation plans from Treasury (34,345 shares)	—	—	169,939	(129,636)	—	—	40,303
Forfeiture of restricted common stock (43,452 shares)	—	—	(316,331)	316,331	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (12,648 shares)	—	—	(137,302)	—	—	—	(137,302)
Equity trust expense (benefit), net of forfeitures	—	—	—	(108,174)	—	—	(108,174)
Excess tax expenese from stock-based compensation	—	—	—	(4,905)	—	—	(4,905)

BALANCE, MARCH 31, 2014	$7,388,000	$130,823	$(16,134,735)	$58,590,889	$(34,489)	$58,071,263	$108,011,751

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	SIx Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$6,222,949	$4,605,983
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	1,050,495	1,020,387
Net deferred loan costs	971,895	897,888
Debt and mortgage-backed securities premiums and discounts, net	128,454	73,475
Equity trust expense	92,215	(108,174)
Stock option and award expense	152,092	125,021
Provision for loan losses	500,000	700,000
Provision for losses (recoveries) on real estate acquired in settlement of loans	160,000	(279,359)
Gains on sales of real estate acquired in settlement of loans	(399,380)	(51,754)
Originations of mortgage loans held for sale	(614,428,088)	(287,026,250)
Proceeds from sales of mortgage loans held for sale	571,571,713	317,689,849
Gain on sales of loans held for sale	(4,116,713)	(1,539,849)
Increase in cash value of bank-owned life insurance	(466,554)	(455,932)
Decrease in deferred tax asset	729,050	1,154,883
Common stock issued under employee compensation plans	45,690	40,303
Excess tax (benefit) expense from stock-based compensation	(177,129)	4,905
Tax benefit for release of equity trust shares	(1,487)	—
Decrease in accrued expenses	(458,215)	(1,133,260)
(Decrease) increase in current income taxes payable	(1,174,116)	477,175
Changes in other assets and liabilities	2,832,472	48,218
Net adjustments	(42,987,606)	31,637,526
Net cash (used in) provided by operating activities	(36,764,657)	36,243,509

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	10,000,000	51,255,000
Maturities of debt securities held to maturity	15,300,000	—
Principal payments on mortgage-backed securities	321,054	779,715
Redemption of Federal Home Loan Bank stock	16,136,000	5,065,600
Sales of real estate acquired in settlement of loans receivable	3,340,664	1,453,114
Purchases of:
Debt securities available for sale	(5,144,700)	(22,496,540)
Debt securities held to maturity	(24,895,668)	(45,123,871)
Federal Home Loan Bank stock	(12,138,900)	(6,520,000)
Premises and equipment	(1,098,584)	(623,920)
Net increase in loans receivable	(4,753,078)	(39,376,097)
Net cash used in investing activities	$(2,933,212)	$(55,586,999)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014, CONTINUED

	Six Months Ended
	March 31,
	2015	2014
Cash Flows From Financing Activities:
Net increase in deposits	$104,743,013	$21,153,555
Net (decrease) increase in overnight retail repurchase agreements	(4,195,405)	3,399,187
Net (decrease) increase in overnight Federal Home Loan Bank advances	(78,900,000)	39,000,000
Repayment of long-term Federal Home Loan Bank advances	(25,000,000)	—
Proceeds from term loan Proceeds from term loan	—	10,000,000
Payment on term loan	(500,000)	(250,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,390,047)	(2,045,489)
Proceeds from stock options exercised	441,010	—
Excess tax (expense) benefit from stock-based compensation	177,129	(4,905)
Tax benefit from release of equity trust shares	1,487	—
Repurchase of preferred shares, net	—	(10,000,000)
Dividends paid on common stock	(2,292,022)	(2,142,438)
Dividends paid on preferred stock	—	(405,533)
Commission on shares purchased for dividend reinvestment plan	(8,432)	(10,320)
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(521,150)	(137,302)
Net cash (used in) provided by financing activities	(7,444,417)	58,556,755
Net (decrease) increase in cash and cash equivalents	(47,142,286)	39,213,265
Cash and cash equivalents at beginning of period	81,549,093	86,308,578
Cash and cash equivalents at end of period	$34,406,807	$125,521,843

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$1,803,208	$1,956,099
Interest on borrowed money	621,518	500,331
Interest on subordinated debentures	246,412	247,482
Cash paid during the period for interest	2,671,138	2,703,912
Income taxes, net	3,391,000	686,000

Noncash Activities:
Real estate acquired in settlement of loans receivable	3,991,279	1,287,261

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2015 and September 30, 2014 and its results of operations for the three- and six-month periods ended March 31, 2015 and 2014.  The results of operations for the three- and six-month periods ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

Effective January 1, 2015, the Company elected to account for all loans held for sale at fair value.  In prior quarters, the Company accounted for loans held for sale at the lower of cost or fair value.  Refer to Note 10 for further discussion.

Certain reclassifications have been made to the fiscal 2014 amounts to conform to the fiscal 2015 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying consolidated financial statements include the effects of any subsequent events that should be recognized in such consolidated financial statements as of March 31, 2015, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$3,087,626	$2,103,167	$6,222,949	$4,605,983
Less:
Preferred stock dividends	—	(188,183)	—	(405,533)
Accretion of discount on preferred stock	—	—	—	(77,917)
Income available for common shares	$3,087,626	$1,914,984	$6,222,949	$4,122,533

Weighted average common shares outstanding - basic	11,805,494	10,969,484	11,759,811	10,959,019
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	185,908	208,109	188,332	210,952
Equivalent shares - employee stock options and awards	124,355	179,619	131,623	179,039
Weighted average common shares outstanding - diluted	12,115,757	11,357,212	12,079,766	11,349,010

Earnings per share:
Basic	$0.26	$0.17	$0.53	$0.38
Diluted	$0.25	$0.17	$0.52	$0.36

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period.  Proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.  Options to purchase common shares totaling 179,694 and 184,194 were excluded from the computations of diluted earnings per share for the three and six months ended March 31, 2015, respectively, compared with 397,215 and 403,465 for the three and six months ended March 31, 2014, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

4.                          STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans which permit the granting of options to purchase common stock of the Company, awards of restricted shares of common stock and awards of “common share units” that can be settled in shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock options are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At March 31,

2015, the Company had 529,796 reserved but unissued shares that can be awarded in the form of stock options or share awards.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the six- month period ended March 31, 2015 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2014	157,479	$7.80
Granted	8,136	12.05
Vested	(135,054)	7.50
Forfeited	(1,368)	9.75
Nonvested at March 31, 2015	29,193	$10.27

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the six-month period ended March 31, 2015 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2014	552,160	$11.28
Granted	—	—
Exercised	(44,400)	9.93
Expired	(61,116)	13.18
Forfeited	—	—
Outstanding at March 31, 2015	446,644	$11.15	$889,517	3.0
Exercisable at March 31, 2015	440,811	$11.19	$866,301	2.9

There were no stock options granted during the six months ended March 31, 2015 and 2014.

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

As of March 31, 2015, the total unrecognized compensation expense related to nonvested stock options, restricted stock awards and common share units was approximately $6,000, $267,000 and $777,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 0.6 months, 2.6 years and 1.8 years, respectively.

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  The plan allows the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but nonvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas nonvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Excess shares held by the trust were used to fund participant contributions during the six months ended March 31, 2015.  As a result, the plan purchased no shares on behalf of the participants during the six months ended March 31, 2015 and 2014.  There were 1,428 vested shares distributed to participants during the six months ended March 31, 2015 with a market value at the time of distribution of $17,000 and no distributions during the six months ended March 31, 2014.  At March 31, 2015, there were 351,892 shares in the plan with an aggregate carrying value of $3.2 million.  Such shares were included in treasury stock in the Company’s consolidated financial statements, including 183,544 shares that were not yet vested.

5.                          INCOME TAXES

Deferred tax assets totaled $8.3 million and $9.0 million at March 31, 2015 and September 30, 2014, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  A valuation allowance should be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized.  A valuation allowance totaling $118,000 and $144,000 was provided at March 31, 2015 and September 30, 2014, respectively, for certain capital loss carryforwards that are projected to expire prior to their utilization.  The Company will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.

At March 31, 2015, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of March 31, 2015, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2011 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject.

6.                          DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at March 31, 2015 and September 30, 2014 are summarized as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of government- sponsored entities	$34,608,107	$12,224	$(9,538)	$34,610,793
Mortgage-backed securities:
Ginnie Mae	31,995	894	—	32,889
Fannie Mae	2,922,204	125,731	—	3,047,935
Collateralized mortgage obligations:
Freddie Mac	3,289	26	—	3,315

Total held to maturity	$37,565,595	$138,875	$(9,538)	$37,694,932

Weighted average yield at end of period	0.56%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$8,035,768	$2,913	$(13,995)	$8,024,686
Mortgage-backed securities:
Ginnie Mae	163,046	4,115	—	167,161
Total available for sale	$8,198,814	$7,028	$(13,995)	$8,191,847

Weighted average yield at end of period	0.88%

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of U.S. Treasury	$5,004,751	$3,061	$—	$5,007,812
Debt obligations of government- sponsored entities	20,078,936	2,107	(14,267)	20,066,776
Mortgage-backed securities:
Ginnie Mae	44,619	1,274	(1)	45,892
Fannie Mae	3,219,744	152,428	—	3,372,172
Collateralized mortgage obligations:
Freddie Mac	3,619	31	—	3,650

Total held to maturity	$28,351,669	$158,901	$(14,268)	$28,496,302

Weighted average yield at end of period	0.58%

AVAILABLE FOR SALE:
Debt obligations of government- sponsored entities	$12,943,684	$1,428	$(47,554)	$12,897,558
Mortgage-backed securities:
Ginnie Mae	178,197	3,851	—	182,048
Total available for sale	$13,121,881	$5,279	$(47,554)	$13,079,606

Weighted average yield at end of period	0.63%

The following summary displays the length of time debt and mortgage-backed securities were in a continuous unrealized loss position as of March 31, 2015 and September 30, 2014.  Based on the existing facts and circumstances, the Company determined that no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery and it is not more-likely-than-not that the Company would be required to sell such securities.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$20,026,765	$9,538	$—	$—	$20,026,765	$9,538
Available for Sale:
Debt obligations of government-sponsored entities	5,196,774	13,995	—	—	5,196,774	13,995

Total	$25,223,539	$23,533	$—	$—	$25,223,539	$23,533

	September 30, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$15,064,137	$14,267	$—	$—	$15,064,137	$14,267
Mortgage-backed securities Ginnie Mae	2,658	1	—	—	2,658	1
Available for Sale:
Debt obligations of government-sponsored entities	4,999,806	14,362	2,891,808	33,192	7,891,614	47,554

Total	$20,066,601	$28,630	$2,891,808	$33,192	$22,958,409	$61,822

Debt and mortgage-backed securities with carrying values totaling approximately $30.2 million and $35.2 million at March 31, 2015 and September 30, 2014, respectively, were pledged to secure deposits of public entities, trust funds, retail repurchase agreements, and for other purposes as required by law.

7.                          LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2015 and September 30, 2014 are summarized as follows:

	March 31,	September 30,
	2015	2014
Single-family residential:
Residential first mortgage	$276,730,955	$273,370,228
Residential second mortgage	40,029,173	39,554,425
Home equity lines of credit	80,960,625	90,179,064
Total single-family residential	397,720,753	403,103,717
Commercial:
Commercial and multi-family real estate:
Owner-occupied	129,929,358	134,609,203
Non-owner occupied	261,519,883	261,948,139
Land acquisition and development	32,133,003	37,051,375
Real estate construction and development	62,397,669	46,777,239
Commercial and industrial	238,769,259	235,296,970
Total commercial	724,749,172	715,682,926
Consumer and installment	2,969,082	4,024,628
	1,125,439,007	1,122,811,271
Add (less):
Deferred loan costs	4,751,851	4,669,148
Loans in process	(1,216,351)	(640,508)
Allowance for loan losses	(15,703,741)	(15,978,421)

Total	$1,113,270,766	$1,110,861,490

Weighted average rate at end of period	4.04%	4.11%

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

The following is a summary of the significant risk characteristics for each segment of loans:

Residential mortgage loans are secured by one- to four-family residential properties with loan-to-value ratios at the time of origination generally equal to 80% or less.  Loans with loan-to-value ratios of greater than 80% at the time of origination generally require private mortgage insurance.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, the Company will receive no proceeds from the sale of the property until the first mortgage loan has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage loan on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Prior to 2008, the Company offered second mortgage loans that exceeded 80% combined loan-to-value ratios, which were priced with enhanced yields.  The Company continues to offer second mortgage loans, but only up to 80% of the collateral values and on a limited basis to credit worthy borrowers.  However, the current underwriting guidelines are more stringent due to the adverse economic environment that existed over the past several years.  Since substantially all home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and the Company typically does not service the related first mortgage loans if they are sold, the Company may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At March 31, 2015, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when the draw periods of home equity lines of credit at March 31, 2015 are scheduled to end and the principal amount is to be repaid as a lump-sum balloon payment or the line converts to a fully-amortizing basis:

Principal Balance
At March 31,
2015
(In thousands)
Amount converting to fully-amortizing basis during the period ended March 31,
2015	$9,519
2016	17,647
2017	22,334
2018	21,703
2019	7,618
Thereafter	2,140
Total	$80,961

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

The following table summarizes the activity in the allowance for loan losses for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Balance, beginning of period	$15,926,459	$17,669,567	$15,978,421	$18,306,114
Provision charged to expense	—	500,000	500,000	700,000
Charge-offs:
Single-family residential real estate:
First mortgage	161,519	257,631	330,238	974,756
Second mortgage	95,649	172,698	247,682	368,873
Home equity lines of credit	142,783	658,298	427,004	1,012,364
Total single-family residential real estate	399,951	1,088,627	1,004,924	2,355,993
Commercial loans:
Land acquisition and development	—	562,207	—	1,027,207
Commercial and industrial	7,987	995	36,715	995
Total commercial	7,987	563,202	36,715	1,028,202
Consumer and installment	42,269	32,733	105,191	53,788
Total charge-offs	450,207	1,684,562	1,146,830	3,437,983
Recoveries:
Single-family residential real estate:
First mortgage	60,091	133,517	63,246	192,086
Second mortgage	92,163	10,836	105,542	58,010
Home equity lines of credit	35,519	70,828	130,111	230,030
Total single-family residential real estate	187,773	215,181	298,899	480,126
Commercial loans:
Commercial and multi-family real estate	14,136	106,909	23,116	292,845
Land acquisition and development	—	200	8,000	600
Real estate construction and development	—	—	3,447	60
Commercial and industrial	16,685	13,400	23,736	470,900
Total commercial	30,821	120,509	58,299	764,405
Consumer and installment	8,895	8,408	14,952	16,441
Total recoveries	227,489	344,098	372,150	1,260,972
Net charge-offs	222,718	1,340,464	774,680	2,177,011
Balance, end of period	$15,703,741	$16,829,103	$15,703,741	$16,829,103

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$7,438,112	$8,312,957	$28,941	$146,449	$15,926,459
Provision charged (credited) to expense	(593,635)	507,350	88,569	(2,284)	—
Charge-offs	(399,951)	(7,987)	(42,269)	—	(450,207)
Recoveries	187,773	30,821	8,895	—	227,489
Balance, end of period	$6,632,299	$8,843,141	$84,136	$144,165	$15,703,741

	Three Months Ended March 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$8,972,696	$8,529,655	$23,518	$143,698	$17,669,567
Provision charged (credited) to expense	182,929	267,288	19,555	30,228	500,000
Charge-offs	(1,088,627)	(563,202)	(32,733)	—	(1,684,562)
Recoveries	215,181	120,509	8,408	—	344,098
Balance, end of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103

	Six Months Ended March 31, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$7,671,441	$8,084,608	$28,797	$193,575	$15,978,421
Provision charged (credited) to expense	(333,117)	736,949	145,578	(49,410)	500,000
Charge-offs	(1,004,924)	(36,715)	(105,191)	—	(1,146,830)
Recoveries	298,899	58,299	14,952	—	372,150
Balance, end of period	$6,632,299	$8,843,141	$84,136	$144,165	$15,703,741

	Six Months Ended March 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$9,973,713	$8,110,926	$24,947	$196,528	$18,306,114
Provision charged (credited) to expense	184,333	507,121	31,148	(22,602)	700,000
Charge-offs	(2,355,993)	(1,028,202)	(53,788)	—	(3,437,983)
Recoveries	480,126	764,405	16,441	—	1,260,972
Balance, end of period	$8,282,179	$8,354,250	$18,748	$173,926	$16,829,103

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of March 31, 2015 and September 30, 2014, respectively.

	March 31, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$1,413,095	$141,015	$47,942	$—	$1,602,052
Loans collectively evaluated for impairment	5,219,204	8,702,126	36,194	144,165	14,101,689
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$6,632,299	$8,843,141	$84,136	$144,165	$15,703,741

Recorded investment in loans receivable at end of period:
Total loans receivable	$400,813,141	$725,186,170	$2,975,196		$1,128,974,507
Loans receivable individually evaluated for impairment	15,453,191	5,321,232	54,349		20,828,772
Loans receivable collectively evaluated for impairment	385,359,950	719,864,938	2,920,847		1,108,145,735
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of year based on:
Loans individually evaluated for impairment	$1,048,993	$149,631	$—	$—	$1,198,624
Loans collectively evaluated for impairment	6,622,448	7,934,977	28,797	193,575	14,779,797
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of year	$7,671,441	$8,084,608	$28,797	$193,575	$15,978,421

Recorded investment in loans receivable at end of year:
Total loans receivable	$406,213,818	$716,595,562	$4,030,531		$1,126,839,911
Loans receivable individually evaluated for impairment	16,915,315	10,222,559	14,618		27,152,492
Loans receivable collectively evaluated for impairment	389,298,503	706,373,003	4,015,913		1,099,687,419
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of March 31, 2015 and September 30, 2014.  The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	March 31, 2015		September 30, 2014
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$6,288,835	$6,332,389	$10,397,909	$10,453,775
Troubled debt restructurings current under restructured terms	11,156,045	11,233,857	10,985,340	11,068,219
Troubled debt restructurings past due under restructured terms	3,228,938	3,262,526	5,589,008	5,630,498
Total non-performing loans	20,673,818	20,828,772	26,972,257	27,152,492
Troubled debt restructurings returned to accrual status	17,765,015	17,850,157	18,963,927	19,053,073
Total impaired loans	$38,438,833	$38,678,929	$45,936,184	$46,205,565

(1) All non-performing loans at March 31, 2015 and September 30, 2014 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 10, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at March 31, 2015 and September 30, 2014 by the impairment method used.

	March 31,	September 30,
	2015	2014
	(In thousands)
Fair value of collateral method	$26,710	$34,508
Present value of cash flows method	11,729	11,428
Total impaired loans	$38,439	$45,936

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

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of March 31, 2015 and September 30, 2014.  The recorded investments have been reduced by all partial charge-offs.

	March 31, 2015
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$3,434,011	$1,555,892	$1,878,119	$15,949,188	$17,827,307	$17,992,324	$—
Residential second mortgage	978,390	578,170	400,220	2,968,174	3,368,394	3,399,408	—
Home equity lines of credit	575,464	249,819	325,645	2,821,816	3,147,461	3,147,462	—
Total single-family residential loans	4,987,865	2,383,881	2,603,984	21,739,178	24,343,162	24,539,194	—
Commercial loans:
Commercial and multi-family real estate	4,936,074	1,467,893	3,468,181	5,518,950	8,987,131	8,996,950	—
Land acquisition and development	55,413	17,163	38,250	—	38,250	38,429	—
Real estate construction and development	78,158	64,976	13,182	—	13,182	12,485	—
Commercial and industrial	173,832	62,745	111,087	893,833	1,004,920	1,009,948	—
Total commercial loans	5,243,477	1,612,777	3,630,700	6,412,783	10,043,483	10,057,812	—
Consumer and installment	99,776	93,842	5,934	45,414	51,348	51,820	—
Total	10,331,118	4,090,500	6,240,618	28,197,375	34,437,993	34,648,826	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	711,618	212,547	499,071	2,222,008	2,721,079	2,745,005	766,186
Residential second mortgage	57,625	26,852	30,773	267,336	298,109	302,504	83,779
Home equity lines of credit	90,156	54,654	35,502	675,487	710,989	710,989	563,130
Total single-family residential loans	859,399	294,053	565,346	3,164,831	3,730,177	3,758,498	1,413,095
Commercial loans:
Commercial and multi-family real estate	—	—	—	20,883	20,883	21,158	8,883
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	201,838	201,838	202,505	132,132
Total commercial loans	—	—	—	222,721	222,721	223,663	141,015
Consumer and installment	—	—	—	47,942	47,942	47,942	47,942
Total	859,399	294,053	565,346	3,435,494	4,000,840	4,030,103	1,602,052

TOTAL:
Single-family residential loans:
Residential first mortgage	4,145,629	1,768,439	2,377,190	18,171,196	20,548,386	20,737,329	766,186
Residential second mortgage	1,036,015	605,022	430,993	3,235,510	3,666,503	3,701,912	83,779
Home equity lines of credit	665,620	304,473	361,147	3,497,303	3,858,450	3,858,451	563,130
Total single-family residential loans	5,847,264	2,677,934	3,169,330	24,904,009	28,073,339	28,297,692	1,413,095
Commercial loans:
Commercial and multi-family real estate	4,936,074	1,467,893	3,468,181	5,539,833	9,008,014	9,018,108	8,883
Land acquisition and development	55,413	17,163	38,250	—	38,250	38,429	—
Real estate construction and development	78,158	64,976	13,182	—	13,182	12,485	—
Commercial and industrial	173,832	62,745	111,087	1,095,671	1,206,758	1,212,453	132,132
Total commercial loans	5,243,477	1,612,777	3,630,700	6,635,504	10,266,204	10,281,475	141,015
Consumer and installment	99,776	93,842	5,934	93,356	99,290	99,762	47,942
Total	$11,190,517	$4,384,553	$6,805,964	$31,632,869	$38,438,833	$38,678,929	$1,602,052

	September 30, 2014
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$4,765,925	$2,147,646	$2,618,279	$16,127,230	$18,745,509	$18,922,860	$—
Residential second mortgage	919,433	521,046	398,387	2,730,620	3,129,007	3,160,090	—
Home equity lines of credit	734,388	339,195	395,193	2,817,687	3,212,880	3,212,880	—
Total single-family residential loans	6,419,746	3,007,887	3,411,859	21,675,537	25,087,396	25,295,830	—
Commercial loans:
Commercial and multi-family real estate	5,159,458	1,529,856	3,629,602	5,895,832	9,525,434	9,541,447	—
Land acquisition and development	4,643,113	870,436	3,772,677	—	3,772,677	3,772,677	—
Real estate construction and development	298,977	259,743	39,234	—	39,234	39,320	—
Commercial and industrial	2,224,473	1,079,699	1,144,774	1,364,237	2,509,011	2,512,450	—
Total commercial loans	12,326,021	3,739,734	8,586,287	7,260,069	15,846,356	15,865,894	—
Consumer and installment	107,963	93,842	14,121	47,298	61,419	61,919	—
Total	18,853,730	6,841,463	12,012,267	28,982,904	40,995,171	41,223,643	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	119,788	18,550	101,238	3,673,398	3,774,636	3,808,508	759,169
Residential second mortgage	32,200	57	32,143	521,855	553,998	559,333	191,206
Home equity lines of credit	—	—	—	104,618	104,618	104,618	98,618
Total single-family residential loans	151,988	18,607	133,381	4,299,871	4,433,252	4,472,459	1,048,993
Commercial loans:
Commercial and multi-family real estate	—	—	—	26,227	26,227	26,502	14,227
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	481,534	481,534	482,961	135,404
Total commercial loans	—	—	—	507,761	507,761	509,463	149,631
Consumer and installment	—	—	—	—	—	—	—
Total	151,988	18,607	133,381	4,807,632	4,941,013	4,981,922	1,198,624

TOTAL:
Single-family residential loans:
Residential first mortgage	4,885,713	2,166,196	2,719,517	19,800,628	22,520,145	22,731,368	759,169
Residential second mortgage	951,633	521,103	430,530	3,252,475	3,683,005	3,719,423	191,206
Home equity lines of credit	734,388	339,195	395,193	2,922,305	3,317,498	3,317,498	98,618
Total single-family residential loans	6,571,734	3,026,494	3,545,240	25,975,408	29,520,648	29,768,289	1,048,993
Commercial loans:
Commercial and multi-family real estate	5,159,458	1,529,856	3,629,602	5,922,059	9,551,661	9,567,949	14,227
Land acquisition and development	4,643,113	870,436	3,772,677	—	3,772,677	3,772,677	—
Real estate construction and development	298,977	259,743	39,234	—	39,234	39,320	—
Commercial and industrial	2,224,473	1,079,699	1,144,774	1,845,771	2,990,545	2,995,411	135,404
Total commercial loans	12,326,021	3,739,734	8,586,287	7,767,830	16,354,117	16,375,357	149,631
Consumer and installment	107,963	93,842	14,121	47,298	61,419	61,919	—
Total	$19,005,718	$6,860,070	$12,145,648	$33,790,536	$45,936,184	$46,205,565	$1,198,624

During the three months ended March 31, 2015 and 2014, charge-offs of non-performing and impaired loans totaled $450,000 and $1.7 million, respectively, including partial charge-offs of $140,000 and $942,000, respectively.  During the six months ended March 31, 2015 and 2014, charge-offs of impaired loans totaled $1.1 million and $3.4 million, respectively, including partial charge-offs of $323,000 and $2.1 million, respectively.  At March 31, 2015 and September 30, 2014, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $6.8 million and $12.1 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three and six months ended March 31, 2015 and 2014.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended				Six Months Ended
	March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential real estate:
First mortgage	$18,186,669	$129,899	$21,690,365	$132,575	$18,432,066	$252,845	$23,031,106	$215,288
Second mortgage	3,557,713	21,896	2,973,580	22,891	3,425,172	47,803	3,033,865	41,591
Home equity lines of credit	3,019,017	7,782	3,045,133	4,544	3,083,638	14,893	3,075,180	30,335
Total single-family residential real estate	24,763,399	159,577	27,709,078	160,010	24,940,876	315,541	29,140,151	287,214
Commercial:
Commercial and multi-family real estate	8,853,852	60,490	10,113,876	79,967	9,083,050	138,278	10,190,464	146,853
Land acquisition and development	38,429	—	1,506,604	—	1,283,178	—	1,018,971	—
Real estate construction and development	12,558	—	34,819	—	21,478	—	36,026	—
Commercial and industrial	1,601,809	—	2,409,416	—	1,905,356	—	2,364,755	878
Total commercial	10,506,648	60,490	14,064,715	79,967	12,293,062	138,278	13,610,216	147,731
Consumer and installment	54,101	—	148,181	—	56,707	—	145,613	—
Total	35,324,148	220,067	41,921,974	239,977	37,290,645	453,819	42,895,980	434,945

With an allowance recorded:
Single-family residential real estate:
First mortgage	3,068,337	—	3,535,589	—	3,315,060	—	3,631,456	528
Second mortgage	365,458	—	629,240	—	430,083	—	549,004	—
Home equity lines of credit	516,635	—	411,245	—	379,296	—	510,791	—
Total single-family residential real estate	3,950,430	—	4,576,074	—	4,124,439	—	4,691,251	528
Commercial:
Commercial and multi-family real estate	22,394	—	1,165,979	—	23,763	—	1,159,648	—
Land acquisition and development	—	—	1,714,748	—	—	—	1,143,165	—
Real estate construction and development	—	—	4,044	—	—	—	2,696	—
Commercial and industrial	222,933	—	368,853	—	309,609	—	368,439	—
Total commercial	245,327	—	3,253,624	—	333,372	—	2,673,948	—
Consumer and installment	23,971	—	—	—	15,981	—	5,495	—
Total	4,219,728	—	7,829,698	—	4,473,792	—	7,370,694	528

Total:
Single-family residential real estate:
First mortgage	21,255,006	129,899	25,225,954	132,575	21,747,126	252,845	26,662,562	215,816
Second mortgage	3,923,171	21,896	3,602,820	22,891	3,855,255	47,803	3,582,869	41,591
Home equity lines of credit	3,535,652	7,782	3,456,378	4,544	3,462,934	14,893	3,585,971	30,335
Total single-family residential real estate	28,713,829	159,577	32,285,152	160,010	29,065,315	315,541	33,831,402	287,742
Commercial:
Commercial and multi-family real estate	8,876,246	60,490	11,279,855	79,967	9,106,813	138,278	11,350,112	146,853
Land acquisition and development	38,429	—	3,221,352	—	1,283,178	—	2,162,136	—
Real estate construction and development	12,558	—	38,863	—	21,478	—	38,722	—
Commercial and industrial	1,824,742	—	2,778,269	—	2,214,965	—	2,733,194	878
Total commercial	10,751,975	60,490	17,318,339	79,967	12,626,434	138,278	16,284,164	147,731
Consumer and installment	78,072	—	148,181	—	72,688	—	151,108	—
Total	39,543,876	220,067	49,751,672	239,977	41,764,437	453,819	50,266,674	435,473

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

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at March 31, 2015 and September 30, 2014.  The summary does not include commercial loans that had passed their contractual maturity dates and were in the process of renewal, because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	March 31, 2015
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$2,280,403	$546,061	$2,338,727	$5,165,191	$273,947,325	$279,112,516	$—	$10,268,593
Residential second mortgage	322,797	102,170	781,651	1,206,618	39,144,422	40,351,040	—	2,103,218
Home equity lines of credit	1,089,802	393,462	641,961	2,125,225	79,224,360	81,349,585	—	3,081,380
Total single-family residential	3,693,002	1,041,693	3,762,339	8,497,034	392,316,107	400,813,141	—	15,453,191
Commercial:
Commercial and multi-family real estate	988,991	—	666,681	1,655,672	390,658,849	392,314,521	—	4,057,866
Land acquisition and development	29,824	—	38,428	68,252	32,150,037	32,218,289	—	38,429
Real estate construction and development	—	—	—	—	61,393,617	61,393,617	—	12,485
Commercial and industrial	372,198	—	303,128	675,326	238,584,417	239,259,743	—	1,212,453
Total commercial	1,391,013	—	1,008,237	2,399,250	722,786,920	725,186,170	—	5,321,233
Consumer and installment	3,446	—	47,942	51,388	2,923,808	2,975,196	—	54,348
Total	$5,087,461	$1,041,693	$4,818,518	$10,947,672	$1,118,026,835	$1,128,974,507	$—	$20,828,772

	September 30, 2014
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$2,859,631	$169,242	$3,189,220	$6,218,093	$269,552,935	$275,771,028	$—	$12,319,237
Residential second mortgage	419,156	594,765	136,093	1,150,014	38,709,836	39,859,850	—	1,980,668
Home equity lines of credit	1,627,109	343,333	432,734	2,403,176	88,179,764	90,582,940	—	2,615,409
Total single-family residential	4,905,896	1,107,340	3,758,047	9,771,283	396,442,535	406,213,818	—	16,915,314
Commercial:
Commercial and multi-family real estate	105,905	273,635	397,641	777,181	396,613,928	397,391,109	—	4,467,240
Land acquisition and development	—	—	38,250	38,250	37,070,797	37,109,047	—	3,772,677
Real estate construction and development	—	39,321	—	39,321	46,381,012	46,420,333	—	39,321
Commercial and industrial	96,056	—	836,511	932,567	234,742,506	235,675,073	—	1,943,321
Total commercial	201,961	312,956	1,272,402	1,787,319	714,808,243	716,595,562	—	10,222,559
Consumer and installment	1,417	—	—	1,417	4,029,114	4,030,531	—	14,619
Total	$5,109,274	$1,420,296	$5,030,449	$11,560,019	$1,115,279,892	$1,126,839,911	$—	$27,152,492

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

The following is a summary of the recorded investment of loan risk ratings by class at March 31, 2015 and September 30, 2014:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$268,189,106	$625,108	$7,749,878	$2,548,424	$—
Residential second mortgage	38,162,828	—	1,359,247	828,965	—
Home equity lines of credit	78,151,235	116,970	1,814,875	1,266,505	—
Total single-family residential	384,503,169	742,078	10,924,000	4,643,894	—
Commercial:
Commercial and multi-family real estate	378,703,064	4,626,375	8,985,082	—	—
Land acquisition and development	31,195,256	53,879	930,725	38,429	—
Real estate construction and development	61,381,132	—	—	12,485	—
Commercial and industrial	233,855,397	3,178,087	2,226,259	—	—
Total commercial	705,134,849	7,858,341	12,142,066	50,914	—
Consumer and installment	2,920,847	—	6,407	47,942	—
Total	1,092,558,865	8,600,419	23,072,473	4,742,750	—
Less related specific allowance	—	—	(608,220)	(993,832)	—
Total net of allowance	$1,092,558,865	$8,600,419	$22,464,253	$3,748,918	$—

	September 30, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$262,420,207	$131,870	$9,378,521	$3,840,430	$—
Residential second mortgage	37,795,192	—	1,761,632	303,026	—
Home equity lines of credit	87,873,860	93,671	2,054,871	560,538	—
Total single-family residential	388,089,259	225,541	13,195,024	4,703,994	—
Commercial:
Commercial and multi-family real estate	379,336,720	10,206,634	7,847,755	—	—
Land acquisition and development	29,414,135	2,588,905	5,067,757	38,250	—
Real estate construction and development	46,381,012	—	—	39,321	—
Commercial and industrial	230,560,753	2,618,045	2,496,275	—	—
Total commercial	685,692,620	15,413,584	15,411,787	77,571	—
Consumer and installment	3,780,601	235,312	14,618	—	—
Total	1,077,562,480	15,874,437	28,621,429	4,781,565	—
Less related specific allowance	—	—	(728,461)	(470,163)	—
Total net of allowance	$1,077,562,480	$15,874,437	$27,892,968	$4,311,402	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of March 31, 2015 and September 30, 2014.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	March 31, 2015		September 30, 2014
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$11,156,045	$11,233,857	$10,985,340	$11,068,219
Past due under restructured terms	3,228,938	3,262,526	5,589,008	5,630,498
Total non-performing	14,384,983	14,496,383	16,574,348	16,698,717
Returned to accrual status	17,765,015	17,850,157	18,963,927	19,053,073
Total troubled debt restructurings	$32,149,998	$32,346,540	$35,538,275	$35,751,790

(1) All non-performing loans at March 31, 2015 and September 30, 2014 were classified as non-accrual.

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

Loans that were restructured during the three and six months ended March 31, 2015 and 2014, and loans that were restructured during the preceding twelve months and defaulted during the three and six months ended March 31, 2015 and 2014 are presented in the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been settled through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Residential mortgage loans	$666,954	$862,454	$289,857	$585,084
Commercial loans	—	488,186	—	—
Consumer loans	—	—	—	—
Total	$666,954	$1,350,640	$289,857	$585,084

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Six Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Residential mortgage loans	$1,321,676	$1,997,959	$475,185	$881,422
Commercial loans	—	761,405	—	—
Consumer loans	—	—	—	—
Total	$1,321,676	$2,759,364	$475,185	$881,422

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at March 31, 2015 and September 30, 2014 was $4,000 and $15,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for loan losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $1.0 million for the six months ended March 31, 2015 compared with $1.2 million for the six months ended March 31, 2014.  The actual amount of interest income recognized under the restructured terms totaled $434,000 for the six months ended March 31, 2015 compared with $497,000 for the six months ended March 31, 2014.  Provision for loan losses related to restructured loans totaled $102,000 and $336,000 during the three and six months ended March 31, 2015 compared with $165,000 and $285,000 during the same periods last year.  Specific loan loss allowances related to troubled debt restructurings at March 31, 2015 and September 30, 2014 were $884,000 and $797,000, respectively.

8.                      DEPOSITS

Deposits at March 31, 2015 and September 30, 2014 are summarized as follows:

	March 31, 2015		September 30, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$189,107,296	—	$189,641,864	—
Interest-bearing checking	231,111,119	0.12%	222,156,365	0.10%
Savings accounts	43,041,080	0.13%	43,640,231	0.13%
Money market	237,421,901	0.29%	203,973,873	0.29%
Total demand deposits	700,681,396	0.15%	659,412,333	0.13%

Certificates of deposit:
Traditional	311,863,122	0.77%	273,348,932	0.66%
CDARS	73,876,299	0.40%	44,793,676	0.31%
Brokered	39,975,300	0.42%	44,098,163	0.39%
Total certificates of deposit	425,714,721	0.67%	362,240,771	0.59%

Total deposits	$1,126,396,117	0.34%	$1,021,653,104	0.29%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.

9.                          BORROWED MONEY

Borrowed money at March 31, 2015 and September 30, 2014 is summarized as follows:

	March 31, 2015		September 30, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

FHLB advances maturing within the period ending September 30:
2015	$60,000,000	0.28%	$163,900,000	0.62%
Thereafter	4,000,000	5.48%	4,000,000	5.48%
Total FHLB advances	64,000,000	0.61%	167,900,000	0.74%

Retail repurchase agreements	29,594,677	0.18%	33,790,082	0.10%
Term loan	8,750,000	2.67%	9,250,000	2.66%
Total borrowed money	$102,344,677	0.66%	$210,940,082	0.72%

The Bank offers a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Bank and its customers.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At March 31, 2015 and September 30, 2014, the Bank had $30.2 million and $35.2 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

During January 2014, the Company entered into a $10.0 term loan with a commercial bank.  The proceeds of the term loan were used to repurchase $10.0 million of outstanding shares of the Company’s Preferred Stock from a private investor during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the six months ended March 31, 2015.  The rate of interest on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Monthly interest and quarterly principal payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.  Following is a summary of the required principal payments for the nine months ended September 30, 2014, each of the next four years ending September 30 and in the aggregate thereafter:

Period ending September 30:
2015	$500,000
2016	1,375,000
2017	1,500,000
2018	1,500,000
2019	1,687,500
Thereafter	2,187,500
Total	$8,750,000

The loan agreement requires the Company to adhere to certain covenants while the borrowing is outstanding, including that the Company will:  (1) require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8%; (2) maintain consolidated net income in an amount equal to or greater than the sum of (a) the total amount of principal installments required to be paid under the term loan plus (b) the total amount of cash distributions paid to its common shareholders; and (3) cause the Bank to maintain a ratio of adversely classified assets to Tier 1 capital plus loan loss reserves of not more than 50%.  Failure to comply with these covenants will result in any outstanding principal balances and all accrued and unpaid interest becoming immediately due and payable.  The Bank was in compliance with all such covenants at March 31, 2015.

The Bank has the ability to borrow funds from the Federal Home Loan Bank equal to 35% of the Bank’s total assets under a blanket agreement that assigns all investments in Federal Home Loan Bank stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed.  In addition to the $64.0 million in advances outstanding at March 31, 2015, the Bank had approximately $195.8 million in additional borrowing capacity available to it under this arrangement.  The assets underlying the Federal Home Loan Bank borrowings are under the Bank’s physical control.

The Bank has the ability to borrow funds from the Federal Reserve under an agreement that assigns certain qualifying loans as collateral to secure the amounts borrowed.  At March 31, 2015, $203.4 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.  As of March 31, 2015, the Bank had no borrowings outstanding from the Federal Reserve and had approximately $155.9 million in borrowing capacity available to it under this arrangement.

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

The Company records securities available for sale, loans held for sale and derivative financial instruments at their fair values on a recurring basis.  Additionally, the Company records other assets at their fair values on a nonrecurring basis, such as impaired loans and real estate acquired in settlement of loans.  These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or impairment write-downs of individual assets.  The following is a general description of the methods used to value such assets.

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

Loans Held for Sale.  Beginning on January 1, 2015, the Company elected to adopt the fair value option for all residential mortgage loans originated for sale to investors and to account for such loans at their fair values with changes in fair value recognized in earnings, consistent with the provisions in ASC Topic 820, Fair Value Measurements and Disclosures.  The Company accounted for mortgage loans held for sale that were originated prior to January 1, 2015 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Such fair value adjustments are recorded as a component of gain on sale in mortgage revenues in the statement of operations and comprehensive income.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents, which are consistent with those used by other market participants.  Consistent with the fair value principles in ASC Topic 820, any direct loan origination fees and costs related to loans accounted for at fair value are recognized in the statement of operations and comprehensive income when earned or incurred rather than capitalized and accounted for a part of the cost basis of loans held for sale.

Derivative Financial Assets and Liabilities. The fair values of derivative financial assets and liabilities resulting from interest rate lock commitments issued to residential loan customers for loans that will be held for sale are based on quoted market prices from the Company’s loan investors for similar loans, subject to certain adjustments to include such items as estimated pull through success rates, changes in the level of market interest rates and the stage of completion of the loan approval process. The fair values of derivative financial assets and liabilities resulting from forward commitments to sell residential mortgage loans are based on the exit price the Company would incur to extinguish the liability by reference to quoted market prices from the Company’s loan investors for similar loans.  The fair values of interest rate swap assets and liabilities are based on quoted market prices by an independent valuation service.

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

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral, as determined by a new appraisal at the time of foreclosure, less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Subsequent to foreclosure, new appraisals are generally obtained if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the six months ended March 31, 2015 and 2014, charge-offs to the allowance for loan losses at the time of foreclosure totaled $148,000 and $360,000, respectively, which represented 4% and 22% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2014 or the six months ended March 31, 2015.

Assets and liabilities that were recorded at fair value on a recurring basis at March 31, 2015 and September 30, 2014 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at March 31, 2015
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$8,192	$—	$8,192	$—
Loans held for sale	101,993	—	101,993	—
Derivative financial assets	2,350	—	2,350	—
Total assets	$112,535	$—	$112,535	$—
Liabilities:
Derivative financial liabilities	$3,816	$—	$3,816	$—
Total liabilities	$3,816	$—	$3,816	$—

	Carrying Value at September 30, 2014
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$13,080	$—	$13,080	$—
Derivative financial assets	331	—	331	—
Total assets	$13,411	$—	$13,411	$—
Liabilities:
Derivative financial liabilities	$331	$—	$331	$—
Total liabilities	$331	$—	$331	$—

Assets that were recorded at fair value on a non-recurring basis at March 31, 2015 and September 30, 2014 and the level of inputs used to determine their fair values are summarized below:

					Total Losses
					Recognized in
	Carrying Value at March 31, 2015				Six Months
		Fair Value Measurements Using			Ended March
	Total	Level 1	Level 2	Level 3	31, 2015
	(In thousands)
Assets:
Impaired loans, net	2,399	—	—	2,399	1,376
Real estate acquired in settlement of loans	6,692	—	—	6,692	336
Total assets	$9,091	$—	$—	$9,091	$1,712

					Total Losses
					Recognized in
	Carrying Value at September 30, 2014				Six Months
		Fair Value Measurements Using			Ended March
	Total	Level 1	Level 2	Level 3	31, 2014
	(In thousands)
Assets:
Impaired loans, net	3,742	—	—	3,742	5,054
Real estate acquired in settlement of loans	5,802	—	—	5,802	1,667
Total assets	$9,544	$—	$—	$9,544	$6,721

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the six months ended March 31, 2015 or 2014.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and September 30, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at March 31, 2015 and September 30, 2014 are summarized as follows:

	Level in	March 31, 2015		September 30, 2014
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
	(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$34,407	$34,407	$81,549	$81,549
Debt and mortgage-backed securities - AFS	Level 2	8,192	8,192	13,080	13,080
Capital stock of FHLB	Level 2	4,271	4,271	8,268	8,268
Debt and mortgage-backed securities - HTM	Level 2	37,566	37,695	28,352	28,496
Loans held for sale	Level 2	101,993	101,993	58,139	59,800
Loans receivable	Level 3	1,113,271	1,126,171	1,110,861	1,116,363
Accrued interest receivable	Level 1	2,878	2,878	2,970	2,970
Derivative financial assets	Level 2	2,350	2,350	331	331

LIABILITIES:
Deposit transaction accounts	Level 2	700,681	700,681	659,142	659,142
Certificates of deposit	Level 2	425,715	426,955	362,241	362,858
Borrowed money	Level 2	102,345	103,099	210,940	212,030
Subordinated debentures	Level 2	19,589	19,584	19,589	19,583
Accrued interest payable	Level 2	388	388	355	355
Derivative financial liabilities	Level 2	3,816	3,816	331	331

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

Off-Balance-Sheet Items — Except for commitments that qualify as derivative financial instruments, as discussed in Notes 10 and 14, the estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements.  The aggregate value of these fees is not material.  See Note 12, Commitments and Contingencies.

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $393 million and $258 million at March 31, 2015 and September 30, 2014, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the six months ended March 31, 2015 and 2014:

	2015	2014
Received during period	$5,889,000	$2,752,000
Resolved during period	6,034,000	3,183,000
Unresolved at end of period	6,640,000	5,951,000

The following is a summary of the changes in the liability for loans sold during the six months ended March 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$1,440,641	$1,353,095
Provisions charged to expense	252,213	147,793
Losses incurred to resolve demands	(224,235)	(120,859)
Balance at end of period	$1,468,619	$1,380,029

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the six months ended March 31, 2015 and 2014:

	Six Months Ended
	March 31, 2015		March 31, 2014
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$4,765,000	$—	$2,458,000	$—

Resolved by repurchasing loans previously sold to investors	1,208,000	94,836	725,000	11,012
Resolved by payments to reimburse investors for losses incurred	61,000	49,892
Payments due upon early payoff of loans previously sold	—	79,507	—	109,847

Total	$6,034,000	$224,235	$3,183,000	$120,859

The liability for loans sold of $1.5 million at March 31, 2015 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

13.                   COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of such commitments at March 31, 2015 and September 30, 2014 for which the Bank’s underwriting process has been completed and firm commitments have been issued to the borrowers.

	March 31,	September 30,
	2015	2014
	(In thousands)

Commitments to originate residential mortgage loans	$97,999	$71,067
Commitments to originate commercial mortgage loans	920	3,635
Commitments to originate non-mortgage loans	2,790	4,000
Unused lines of credit - residential	46,951	51,929
Unused lines of credit - commercial	169,731	156,836
Unused lines of credit - consumer	157	33

The Company is a defendant in legal actions arising from normal business activities.  Management, after consultation with counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

14.                   DERIVATIVES

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and interest rate swaps.

Interest Rate Lock Commitments - At March 31, 2015, the Company had issued $207.4 million of unexpired interest rate lock commitments to loan customers compared with $73.6 million of unexpired commitments at September 30, 2014.  These interest rate lock commitments meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging and, accordingly, are carried at their fair values in the consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments - At March 31, 2015, the Company had issued $299.4 million of unexpired forward sales commitments to mortgage loan investors compared with $120.1 million of unexpired commitments at September 30, 2014.  The Company typically economically hedges interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Since these forward sales commitments meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, they are carried at their fair values in the consolidated financial statements.  While these forward sales commitments generally served as an economic hedge to the interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

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

The fair values of these derivative assets and liabilities recorded in the consolidated balance sheet at March 31, 2015 and September 30, 2014 is summarized as follows:

	March 31,	September 30,
	2015	2014
Fair value recorded in other assets	$2,350,244	$331,000
Fair value recorded in other liabilities	3,816,000	331,000

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the consolidated statement of income and comprehensive income for the three- and six-months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Gross gains	$3,617,224	$116,000	$3,948,224	$245,000
Gross losses	(3,816,000)	(116,000)	(4,147,000)	(245,000)
Net gain or loss	$(198,776)	$—	$(198,776)	$—

The Bank had $1.8 million in cash pledged to secure its obligation under the interest rate swap contracts at September 30, 2014.

15.                   GOODWILL

Goodwill totaled $3.9 million at March 31, 2015 and September 30, 2014.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the six months ended March 31, 2015 or the year ended September 30, 2014.

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

GENERAL

Pulaski Financial Corp., operating in its ninety-third year, is a community-based financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank (the “Bank”), a federally chartered savings bank with $1.38 billion in assets at March 31, 2015.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City, and Chicago metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.

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

Commercial loan originations totaled $105.0 million and $256.8 million during the three and six months ended March 31, 2015, respectively, compared with $110.7 million and $244.2 million during the same periods last year, respectively.  The commercial loan portfolio increased $9.1 million, or 1.3%, to $724.7 million at March 31, 2015 compared with $715.7 million at September 30, 2014.  The increase was primarily due to a $15.6 million, or 33.4%, increase in real estate construction and development loans to $62.4 million at March 31, 2015 compared with $46.8 million at September 30, 2014 and a $3.5 million, or 1.5%, increase in commercial and industrial loans to $238.8 million at March 31, 2015 compared with $235.3 million at September 30, 2014.  The increases were generally due to an increase in market demand for these types of products during the six months ended March 31, 2015 combined with an increase in the number of producing commercial loan officers compared with the same period last year.  Partially offsetting these increases was a $4.7 million, or 3.5%, decrease in owner occupied commercial real estate loans to $129.9 million at March 31, 2015 compared with $134.6 million at September 30, 2014 and a $4.9 million, or 13.3%, decrease in land acquisition and development loans to $32.1 million at March 31, 2015 compared with $37.1 million at September 30, 2014. The decreases were generally the result of intense competition for such products in the Company’s market area.  Also, given the increased level of risk associated with land acquisition and development lending created by the weakened economic climate, the Company substantially deemphasized this type of lending in recent years.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $214.5 million, or 19.0% of total deposits, at March 31, 2015 compared with $217.1 million, or 21.2% of total deposits, at September 30, 2014.  The decrease in these deposits was generally due normal activity with in the accounts resulting from these customers’ cash needs.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis, Kansas City, and Chicago metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, Omaha, Nebraska and Council Bluffs, Iowa.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a best-efforts, servicing-released basis.  Such sales generate mortgage revenues, which have historically been the Company’s largest source of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

The following is a summary of the principal balance of residential mortgage loans originated for sale to investors during the three- and six-month periods March 31, 2015 and 2014:

	2015			2014
	Mortgage	Home		Mortgage	Home
	Refinancings	Purchases	Total	Refinancings	Purchases	Total
	(In thousands)
First quarter	$94,694	$167,472	$262,166	$29,996	$136,423	$166,419
Second quarter	209,458	153,486	362,944	24,376	98,065	122,441
Total	$304,152	$320,958	$625,110	$54,372	$234,488	$288,860

The lower level of market interest rates during the fiscal 2015 periods compared with the same periods last year created an increase in consumer demand for mortgage loan refinancing activity. Loans originated to refinance existing mortgages totaled $209.5 million, or 58% of total loans originated for sale, for the quarter ended March 31, 2015 compared with $24.4 million, or 20% of total loans originated for sale, for the same quarter last year.  For the six-month periods, mortgage loan refinancing activity totaled $304.2 million, or 49% of total loans originated for sale, in 2015 compared with $54.4 million, or 19% of totals loans originated for sale, in 2014.  In addition, the recovering housing market resulted in an increased level of consumer demand for loans to finance the purchase of homes.  Loans originated to finance the purchase of homes totaled $153.5 million for the quarter ended March 31, 2015 compared with $98.1 million for the same quarter last year.  For the six-month periods, loans originated to finance the purchase of homes totaled $321.0 million in 2015 compared to $234.5 million for the same period last year.

The following is a summary of the principal balance of residential loans sold to investors and the related mortgage revenues for the three and six months ended March 31, 2015 and 2014.

	2015			2014
			Net			Net
	Loans	Mortgage	Profit	Loans	Mortgage	Profit
	Sold	Revenues	Margin	Sold	Revenues	Margin
	(Dollars in thousands)
First quarter	$229,565	$1,474	0.64%	$179,919	$1,033	0.57%
Second quarter	337,890	2,189	0.65%	136,231	507	0.37%
Total	$567,455	$3,663	0.65%	$316,150	$1,540	0.49%

The principal balance of residential mortgage loans sold to investors totaled $337.9 million for the quarter ended March 31, 2015, which generated mortgage revenues totaling $2.2 million, compared with $136.2 million of loans sold and $507,000 of mortgage revenues for the quarter ended March 31, 2014.  The net profit margin on loans sold increased to 0.65% during the quarter ended March 31, 2015 compared with 0.37% for the quarter ended March 31, 2014.  For the six-month periods, the principal balance of residential mortgage loans sold to investors totaled $567.5 million, which generated mortgage revenues totaling $3.7 million compared with $316.2 million of loans sold and $1.5 million of mortgage revenues for the same period last year.  For the six-month periods, the net profit margin increased to 0.65% compared with 0.49% for the same period last year.  The higher net profit margin was primarily due to higher sales prices realized from the Company’s mortgage loan investors combined with a proportionately lower level of origination costs.

Mortgage revenues were reduced by charges to earnings totaling $151,000 and $224,000 during the three and six months ended March 31, 2015, respectively, and $52,000 and $148,000 during the three and six months ended March 31, 2014, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 12 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of the estimated liability. The Company does not sell loans directly to government-sponsored enterprises, but rather to large national seller servicers on a servicing-released basis.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase requests.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 107.7% to $757,000 for the quarter ended March 31, 2015 compared with $365,000 for the quarter ended March 31, 2014 as the result of a $44.6 million increase in the average balance between the comparable periods partially offset by a 34 basis point market-driven decrease in the average yield.  For the six-month periods, interest income on loans held for sale increased 56.8% to $1.5 million in 2015 compared with $932,000 during the same period last year.  The increase was due to a $29.0 million increase in the average balance partially offset by an 19 basis point decrease in the average yield.  Loan originations during the six months ended March 31, 2015 exceeded loan sales resulting in a $43.9 million, or 75.4%, increase in mortgage loans held for sale to $102.0 million at March 31, 2015 from $58.1 million at September 30, 2014.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are variable-rate revolving lines of credit secured by residential real estate.  However, over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized second mortgage and home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  However, the Company was successful in marketing two “niche” adjustable-rate residential first mortgage loan products to customers primarily in its St. Louis, Kansas City and Omaha markets during the quarter ended December 31, 2014.  As a result, the balance of residential first mortgage loans increased $3.4 million, or 1.2%, to $276.7 million at March 31, 2015 compared with $273.4 million at September 30, 2014.  The balance of home equity lines of credit decreased $9.2 million to $81.0 million at March 31, 2015 compared with $90.2 million at September 30, 2014.  The balance of residential second mortgage loans increased $475,000 to $40.0 million at March 31, 2015 compared with $39.6 million at September 30, 2014.

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

Total deposits increased 10.3%, or $104.7 million, to $1.13 billion at March 31, 2015 compared with $1.02 billion at September 30, 2014.  Total demand deposits increased $41.3 million to $700.7 million at March 31, 2015 compared with $659.4 million at September 30, 2014, and certificates of deposit increased $63.5 million to $425.7 million compared with $362.2 million at the same dates.  The weighted average interest rates on total demand deposits and total certificates of deposit at March 31, 2015 were 0.15% and 0.67%, respectively, compared with 0.13% and 0.59%, respectively, at September 30, 2014.  Primarily as the result of growth in higher costing certificates of deposit, the weighted average interest rate on total deposits at March 31, 2015 increased to 0.34% compared with 0.29% at September 30, 2014.

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

The balance of deposits from retail customers increased 4.8%, or $29.7 million, to $651.9 million at March 31, 2015 compared with $622.2 million at September 30, 2014 as management focused on attracting certificates of deposit and other accounts that had multiple relationships with the Bank.  The average interest rate paid on retail deposits at March 31, 2015 was 0.45% compared with 0.37% at September 30, 2014.

The balance of deposits from commercial customers increased $7.8 million, or 3.2%, to $248.3 million at March 31, 2015 compared with $240.5 million at September 30, 2014.  The increase in commercial deposits was the result of additional deposits gathered from the Bank’s new and existing commercial loan customers combined with normal activity within existing deposit accounts.  The average interest rate paid on commercial deposits remained constant at 0.11% at March 31, 2015 and September 30, 2014.

The balance of deposits from municipal and other public entities increased $72.4 million, or 65.3%, to $183.3 million at March 31, 2015 compared with $110.8 million at September 30, 2014.  The increase in municipal and public entity deposits was the result of increases in the balances of existing customer relationships as governmental entities deposited their year-end tax receipts, combined with deposits received from new customers.  Based on historical experience, a portion of such balances is expected to decline over the next two quarters as governmental tax receipts are distributed for their intended purposes.  The average interest rate paid on municipal and public entity deposits at March 31, 2015 was 0.27% compared with 0.22% at September 30, 2014.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, remained almost constant between the comparable periods at $1.0 million and $2.1 million for the three and six months ended March 31, 2015 compared with $988,000 and $2.0 million for the three and six months ended March 31, 2014.

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

	Three Months Ended
	March 31, 2015			March 31, 2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$299,735	$3,082	4.11%	$232,747	$2,751	4.73%
Commercial	737,403	7,303	3.96%	681,320	7,172	4.21%
Home equity lines of credit	84,385	789	3.74%	104,126	967	3.71%
Consumer	2,387	8	1.68%	2,054	9	1.85%
Total loans receivable	1,123,910	11,182	3.98%	1,020,247	10,899	4.27%
Mortgage loans held for sale	79,924	757	3.79%	35,331	365	4.13%
Securities and other	64,376	98	0.61%	125,911	111	0.35%
Total interest-earning assets	1,268,210	12,037	3.80%	1,181,489	11,375	3.85%
Non-interest-earning assets	88,984			80,621
Total assets	$1,357,194			$1,262,110

Interest-bearing liabilities:
Interest-bearing checking	$235,588	81	0.14%	$263,765	109	0.16%
Savings	41,932	15	0.15%	40,750	17	0.16%
Money market	237,474	191	0.32%	221,660	170	0.31%
Certificates of deposit	405,553	699	0.69%	343,879	611	0.71%
Total interest-bearing deposits	920,547	986	0.43%	870,054	907	0.42%
Borrowed money	98,926	266	1.08%	74,519	284	1.53%
Subordinated debentures	19,589	123	2.50%	19,589	122	2.50%
Total interest-bearing liabilities	1,039,062	1,375	0.53%	964,162	1,313	0.54%
Non-interest bearing liabilities:
Non-interest bearing deposits	188,448			176,095
Other non-interest bearing liabilities	11,792			10,728
Total non-interest-bearing liabilities	200,240			186,823
Stockholders’ equity	117,892			111,125

Total liabilities and stockholders’ equity	$1,357,194			$1,262,110

Net interest income		$10,662			$10,062

Interest rate spread (2)			3.27%			3.31%

Net interest margin (3)			3.36%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.05%			122.54%

(1)    Includes non-accrual loans with an average balance of $21.1 million and $30.9 million for the three months ended March 31, 2015 and 2014, respectively.

(2) Yield on interest-earning assets less cost of interest-bearing liabilities.

(3) Net interest income divided by average interest-earning assets.

	Six Months Ended
	March 31, 2015			March 31, 2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$299,085	$6,257	4.18%	$232,275	$5,577	4.80%
Commercial	738,839	14,662	3.97%	673,326	14,088	4.18%
Home equity lines of credit	86,538	1,644	3.80%	106,661	2,051	3.84%
Consumer	2,481	26	2.05%	2,093	18	1.81%
Total loans receivable	1,126,943	22,589	4.01%	1,014,355	21,734	4.29%
Mortgage loans held for sale	73,847	1,461	3.96%	44,889	932	4.15%
Securities and other	66,704	211	0.63%	108,070	207	0.38%
Total interest-earning assets	1,267,494	24,261	3.83%	1,167,314	22,873	3.92%
Non-interest-earning assets	86,130			79,851
Total assets	$1,353,624			$1,247,165

Interest-bearing liabilities:
Interest-bearing checking	$227,392	161	0.14%	$252,547	212	0.17%
Savings	42,368	33	0.16%	40,326	32	0.16%
Money market	223,468	360	0.32%	212,264	324	0.31%
Certificates of deposit	389,561	1,326	0.68%	348,765	1,296	0.74%
Total interest-bearing deposits	882,789	1,880	0.43%	853,902	1,864	0.44%
Borrowed money	128,241	622	0.97%	71,716	524	1.46%
Subordinated debentures	19,589	247	2.53%	19,589	248	2.53%
Total interest-bearing liabilities	1,030,619	2,749	0.53%	945,207	2,636	0.56%
Non-interest bearing liabilities:
Non-interest bearing deposits	193,703			175,573
Other non-interest bearing liabilities	12,920			12,109
Total non-interest-bearing liabilities	206,623			187,682
Stockholders’ equity	116,382			114,276

Total liabilities and stockholders’ equity	$1,353,624			$1,247,165

Net interest income		$21,512			$20,237

Interest rate spread (2)			3.30%			3.36%

Net interest margin (3)			3.39%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.98%			123.50%

(1)  Includes non-accrual loans with an average balance of $23.1 million and $29.5 million for the six months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended			Six Months Ended
	March 31, 2015 vs 2014			March 31, 2015 vs 2014
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$723	$(392)	$331	$1,463	$(783)	$680
Commercial	571	(440)	131	1,311	(737)	574
Home equity lines of credit	(186)	8	(178)	(385)	(22)	(407)
Consumer	2	(3)	(1)	4	4	8
Total loans receivable	1,110	(827)	283	2,393	(1,538)	855
Mortgage loans held for sale	425	(33)	392	574	(45)	529
Securities and other	(26)	13	(13)	(25)	29	4
Net change in income on interest earning assets	1,509	(847)	662	2,942	(1,554)	1,388

Interest-bearing liabilities:
Interest-bearing checking	(13)	(15)	(28)	(18)	(33)	(51)
Passbook savings	—	(2)	(2)	1	—	1
Money market	15	6	21	22	14	36
Certificates of deposit	106	(18)	88	141	(111)	30
Total interest-bearing deposits	108	(29)	79	146	(130)	16
Borrowed money	79	(97)	(18)	315	(217)	98
Subordinated debentures	—	1	1	(1)	—	(1)
Net change in expense on interest bearing liabilities	187	(125)	62	460	(347)	113

Change in net interest income	$1,322	$(722)	$600	$2,482	$(1,207)	$1,275

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended March 31, 2015 was $3.1 million compared with $2.1 million during the same quarter last year.  Net income available to common shares for the quarter ended March 31, 2015 was $3.1 million, or $0.25 per diluted common share, on 12.1 million average diluted shares outstanding, compared with net income available to common shares of $1.9 million, or $0.17 per diluted common share, on 11.4 million average diluted shares outstanding, during the same quarter last year.  For the six months ended March 31, 2015, net income available to common shares was $6.2 million, or $0.52 per diluted common share, on 12.1 million average diluted shares outstanding, compared with net income available to common shares of $4.1 million, or $0.36 per diluted common share, on 11.3 million average diluted shares outstanding, for the same period a year ago.  Reducing net income available to common shares for the three and six months ended March 31, 2014 were dividends and discount accretion on the Company’s preferred stock totaling $188,000, or $0.02 per diluted common share, and $483,000, or $0.04 per diluted common share, respectively.  The Company completed the repurchase or redemption of the remaining balance of the preferred stock during the quarter ended September 30, 2014.

Net Interest Income

Net interest income increased 6.0% to $10.7 million for the quarter ended March 31, 2015 compared with $10.1 million for the same period last year.  For the six months ended March 31, 2015, net interest income increased 6.3% to $21.5 million compared with $20.2 million for the same six-month period last year.  The increases were the result of increases in the average balance of interest-earning assets partially offset by decreases in the net interest margin.  The average balance of interest-earning assets increased to $1.27 billion for the each of three and six months ended March 31, 2015 compared with $1.18 billion and $1.17 billion for the three and six months ended March 31, 2014, respectively, primarily as the result of growth in loans receivable and loans held for sale.  The net interest margin decreased to 3.36% and 3.39% for the three and six months ended March 31, 2015, respectively, compared with 3.41% and 3.47% for the three and six months ended March 31, 2014, respectively, as the result of a decrease in the average yield on interest-earning assets.

Total interest and dividend income increased 5.8% to $12.0 million for the quarter ended March 31, 2015 compared with $11.4 million for the same period last year.  For the six months ended March 31, 2015, total interest income and dividend income increased 6.1% to $24.3 million compared with $22.9 million for the same period a year ago.  The increases were primarily due to increases in interest income on loan receivable and loans held for sale resulting from higher average balances partially offset by a decrease in average yields.

Interest income on loans receivable increased 2.6% to $11.2 million for the quarter ended March 31, 2015 compared with $10.9 million for the same quarter last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of loans receivable increased to $1.12 billion during the three months ended March 31, 2015 compared with $1.02 billion during the same period last year. The increase was due to a $56.1 million increase in the average balance of commercial loans and a $67.0 million increase in residential first and second mortgage loans, partially offset by a $19.7 million decrease in the average balance of home equity lines of credit.  The average yield on loans receivable decreased to 3.98% during the three months ended March 31, 2015 compared with 4.27% during the same period last year primarily as the result of a market-driven decline in interest rates on new residential real estate loans and new and renewing commercial loans.

For the six-month periods, interest income on loans receivable increased 3.9% to $22.6 million in 2015 compared with $21.7 million in 2014 as the result of an increase in the average balance partially offset by a decrease in the average yield. The average balance of loans receivable increased to $1.13 billion for the six months ended March 31, 2015 compared with $1.01 billion for the same period last year.  The average yield on loans receivable decreased to 4.01% for the six months ended March 31, 2015 compared with 4.29% for the same period a year ago.

See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale increased to $757,000 and $1.5 million for the three and six months ended March 31, 2015, respectively, compared with $365,000 and $932,000 for the same periods last year, respectively, as the result of increases in the average balance partially offset by decreases in the average yield.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense increased to $1.4 million and $2.7 million for the three and six months ended March 31, 2015, respectively, compared with $1.3 million and $2.6 million for the comparable 2014 periods, respectively.  The increases were due to increases in the average balance of interest-bearing liabilities partially offset by declines in the average cost of funds.  The average cost of funds decreased to 0.53% for the three and six months ended March 31, 2015 compared with 0.54% and 0.56% for the three and six months ended March 31, 2014, respectively.  The average balance increased to $1.04 billion and $1.03 billion for the three and six months ended March 31, 2015, respectively, compared with $964.2 million and $945.2 million for the three and six months ended March 31, 2014, respectively, primarily as the result of increases in the average balances of deposits and borrowed money.

Interest expense on deposits increased to $986,000 for the three months ended March 31, 2015 compared with $907,000 for the comparable 2014 period.  The increase was primarily the result of an increase in the average balance of interest-bearing deposits to $920.5 million for the three months ended March 31, 2015 compared with $870.1 million for the three months ended March 31, 2014.  The average cost of deposits remained almost constant at 0.43% for the three months ended March 31, 2015 compared with 0.42% for the three months ended March 31, 2014.  Interest expense on deposits remained almost constant at $1.88 million for the six months ended March 31, 2015 compared with $1.86 million for the same 2014 period.  The impact of the $28.9 million increase in the average balance as almost entirely offset by the decrease in the average cost of interest-bearing deposits to 0.43% for the six months ended March 31, 2015 compared with 0.44% for the six months ended March 31, 2014.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money decreased to $266,000 for the three months ended March 31, 2015 compared with $284,000 for the same period last year.  The decrease was the result of a decrease in the average cost partially offset by an increase in the average balance.  The average cost decreased to 1.08% for the three months ended March 31, 2015 compared with 1.53% for the three months ended March 31, 2014 as the result of lower market interest rates combined with a decrease in higher cost, longer term borrowings from the Federal Home Loan Bank.  The average balance increased to $98.9 million for the three months ended March 31, 2015 compared with $74.5 million for the three months ended March 31, 2014 primarily due additional borrowings used to fund asset growth.

For the six-month periods, interest expense on borrowed money increased to $621,000 for the six months ended March 31, 2015 compared with $523,000 for the six months ended March 31, 2014.  The increase was the result of an increase in the average balance partially offset by a decrease in the average rate.  The average balance increased to $128.2 million for the six months ended March 31, 2015 compared with $71.7 million for the six months ended March 31, 2014 primarily due additional borrowings used to fund asset growth.  The average cost decreased to 0.97% for the six months ended March 31, 2015 compared with 1.46% for the six months ended March 31, 2014 primarily as the result of lower market interest rates combined with a decrease in higher cost, longer term borrowings from the Federal Home Loan Bank.

Provision for Loan Losses

The provision for loan losses for the three and six months ended March 31, 2015 was $0 and $500,000, respectively, compared with $500,000 and $700,000 for the same period a year ago.  See Non-Performing Assets and Allowance for Loan Losses.

Non-Interest Income

Total non-interest income increased $1.8 million to $3.7 million for the three months ended March 31, 2015 compared with $1.9 million for the same period last year.  For the six-month periods, total non-interest income increased $3.1 million to $7.4 million in 2015 compared with $4.3 million in 2014.  The increases were primarily the result of higher levels of mortgage revenues and other income.  See Results of Community Banking Strategy — Retail Mortgage Lending for a discussion of mortgage revenues.

Other income totaled $221,000 and $1.2 million for the three and six months ended March 31, 2015, respectively, compared with $129,000 and $296,000 for the same periods a year ago, respectively.  The significant increase for the six-month period was primarily the result of the receipt of $688,000 from the Company’s insurance carrier during the

December 2014 quarter, representing a partial recovery of a loss incurred in a prior fiscal year as the result of a fraud perpetrated against the Bank by one of its commercial loan customers.  The Company is in the process of pursuing additional insurance coverage under the claim, but is unable to determine at this time whether these efforts will result in any further recovery.  Also contributing to the increases was the implementation of a new program to sell the insured portion of SBA loans to third-party investors during the last quarter of fiscal 2014 resulting in profits on sales of such loans totaling $113,000 and $293,000 during the three and six months ended March 31, 2015.

Non-Interest Expense

Total non-interest expense increased $1.5 million, or 18.1%, to $9.7 million for the quarter ended March 31, 2015 compared with $8.2 million for the same period last year.  For the six months ended March 31, 2015, total non-interest expense increased $2.1 million, or 12.5%, to $19.1 million compared with $16.9 million for the same six-month period last year.

Salaries and employee benefits expense increased $927,000, or 20.3%, to $5.5 million for the three months ended March 31, 2015 compared with $4.6 million for the same period a year ago.  For the six months ended March 31, 2015, salaries and employee benefits expense increased $1.7 million to $10.5 million compared with $8.8 million for the same period a year ago.  The increases were primarily due to an increase in indirect variable compensation paid to mortgage lending employees as the result of the increase in the volume of loans originated for sale and additional employees hired to support the Company’s increased lending activities.  In addition, compensation expense during the three months ended December 31, 2013 was reduced by the reversal of $488,000 in incentive compensation expense recorded in prior periods for bonuses and restricted stock awards related to certain former mortgage division employees that were determined to no longer be payable to such employees.

Occupancy, equipment and data processing expense increased $265,000 to $3.0 million for the three months ended March 31, 2015 compared with $2.7 million for the three months ended March 31, 2014.  For the six months ended March 31, 2015, occupancy, equipment and data processing expense increased $431,000 to $5.8 million compared with $5.4 million for the six months ended March 31, 2014.  The increases were primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense decreased $81,000 to $422,000 for the three months ended March 31, 2015 compared with $503,000 for the three months ended March 31, 2014.  For the six months ended March 31, 2015, total professional services expense decreased $406,000 to $919,000 compared to $1.3 million for the six months ended March 31, 2014.  The decreases were primarily due to consulting and legal fees of $160,000 paid during the six months ended March 31, 2014 that related to compliance with changes in federal regulations governing the mortgage banking industry and legal and audit fees related to the investigation of an elaborate fraud scheme involving one of the Bank’s commercial borrowers.  No such expenses were incurred during the six months ended March 31, 2015.  In addition, the Company experienced lower levels of legal expense related to loan collection efforts in the 2015 periods as the result of improving asset quality.

Real estate foreclosure expense (recoveries) and losses, net totaled net revenues of $159,000 and $82,000 for the three and six months ended March 31, 2015, respectively, compared with net revenues of $412,000 and $285,000 for the same periods in 2014, respectively.  See Non-Performing Assets and Allowance for Loan Losses.

Income Taxes

Income tax expense totaled $1.5 million and $3.1 million for the three and six months ended March 31, 2015, respectively, compared with $1.1 million and $2.3 million for the same periods last year, respectively.  The effective tax rates were 32.79% and 33.33% for the three and six months ended March 31, 2015, respectively, compared with 33.81% and 33.48% for the same fiscal 2014 periods, respectively.  The effective tax rates differed from the combined federal and state statutory rates primarily as the result of non-taxable income related to bank-owned life insurance and tax-exempt interest income on certain loans receivable.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at March 31, 2015 and September 30, 2014 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off.  The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	March 31,	September 30,
	2015	2014
NON-ACCRUAL LOANS: (1)
Single-family residential loans:
Residential first mortgage	$3,231,451	$4,026,180
Residential second mortgage	567,083	353,437
Home equity lines of credit	1,860,908	1,479,089
Total single-family residential loans	5,659,442	5,858,706
Commercial loans:
Commercial and multi-family real estate	279,040	456,668
Real estate construction and development	—	3,734,427
Commercial and industrial	302,411	348,108
Total commercial loans	581,451	4,539,203
Consumer & installment	47,942	—
Total non-accrual loans	6,288,835	10,397,909
NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential loans:
Residential first mortgage	4,824,959	4,667,707
Residential second mortgage	1,026,181	1,125,434
Home equity lines of credit	996,612	741,374
Total single-family residential loans	6,847,752	6,534,515
Commercial loans:
Commercial and multi-family real estate	3,384,829	3,334,541
Real estate construction and development	13,182	—
Commercial and industrial	904,347	1,102,162
Total commercial loans	4,302,358	4,436,703
Consumer & installment	5,935	14,122
Total current troubled debt restructurings	11,156,045	10,985,340
Past due under restructured terms:
Single-family residential loans:
Residential first mortgage	2,087,503	3,476,743
Residential second mortgage	491,684	483,094
Home equity lines of credit	223,860	394,946
Total single-family residential loans	2,803,047	4,354,783
Commercial loans:
Commercial and multi-family real estate	387,641	668,555
Land acquisition and development	38,250	38,250
Real estate construction and development	—	39,234
Commercial and industrial	—	488,186
Total commercial loans	425,891	1,234,225
Total past due troubled debt restructurings	3,228,938	5,589,008
Total non-accrual troubled debt restructurings	14,384,983	16,574,348
Total non-performing loans	20,673,818	26,972,257
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	993,471	2,631,441
Commercial real estate	5,698,778	3,170,813
Total real estate acquired in settlement of loans	6,692,249	5,802,254
Total non-performing assets	$27,366,067	$32,774,511

Ratio of non-performing loans to total loans receivable	1.84%	2.40%
Ratio of non-performing assets to total assets	1.98%	2.37%
Ratio of allowance for loan losses to non-performing loans	75.96%	59.24%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	0.85%	1.42%
Ratio of non-performing assets to total assets	1.17%	1.58%
Ratio of allowance for loan losses to non-performing loans	159.70%	97.06%

(1) Amounts do not include troubled debt restructurings that are on a non-accrual basis.

Non-performing assets decreased $5.4 million to $27.4 million at March 31, 2015 from $32.8 million at September 30, 2014 as a result of a $4.1 million decrease in non-accrual loans and a $2.2 million decrease in troubled debt restructurings partially offset by a $890,000 increase in real estate acquired in settlement of loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans decreased to $6.3 million at March 31, 2015 compared with $10.4 million at September 30, 2014 due primarily to a decrease in non-accrual commercial loans, and to a lesser extent, a decrease in non-accrual residential real estate loans.  Non-accrual commercial loans decreased to $581,000 at March 31, 2015 compared with $4.5 million at September 30, 2014.  The decrease was primarily due to the foreclosure, during the December 2014 quarter, on a loan secured by commercial land under development in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million at September 30, 2014.  The loan had been classified as non-accrual at September 30, 2014.  During the December 2014 quarter, the Company received $600,000 in payments from one of the loan guarantors.  Non-accrual residential real estate loans decreased to $5.7 million at March 31, 2015 compared with $5.9 million at September 30, 2014.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings. Total non-accrual troubled debt restructurings decreased to $14.4 million at March 31, 2015 compared with $16.6 million at September 30, 2014 due to decreases in restructured residential real estate loans and restructured commercial loans.

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

Non-accrual restructured residential loans decreased $1.2 million to $9.7 million at March 31, 2015 compared with $10.9 million at September 30, 2014.  During the six months ended March 31, 2015 and 2014, the Company restructured $1.3 million and $2.0 million, respectively, of loans to troubled residential borrowers and returned $2.1 million and $949,000, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-accrual restructured residential loans during the six months ended March 31, 2015 and 2014 were $1.0 million and $1.3 million, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the respective quarter.  Reducing non-accrual restructured residential loans during the six months ended March 31, 2015 and 2014 were charge-offs totaling $233,000 and $398,000, respectively, and cash receipts totaling $657,000 and $419,000, respectively.  At March 31, 2015, $9.7 million, or 67% of the total principal balance of restructured loans related to residential borrowers compared with $10.9 million, or 66% at September 30, 2014.  At March 31, 2015, 71% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 60% at September 30, 2014.

Non-accrual restructured commercial loans decreased $943,000 to $4.7 million at March 31, 2015 compared with $5.7 million at September 30, 2014.  During the six months ended March 31, 2014, the Company restructured $761,000 of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  No such restructurings occurred during the six months ended March 31, 2015.  Reducing non-accrual restructured commercial loans during the six months ended March 31, 2015 and 2014 were cash receipts totaling $937,000 and $121,000, respectively.

Real estate acquired in settlement of loans increased $890,000 to $6.7 million at March 31, 2015 compared with $5.8 million at September 30, 2014.  Significant activity during the six months ended March 31, 2015 included the foreclosure on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million and $1.2 million in residential foreclosures partially offset by the sale of the remaining parcel of commercial-use land located in rural Missouri with a carrying value of $431,000 and one parcel of commercial-use land in northwest Missouri with a carrying value of $103,000.

Real estate foreclosure recoveries, net of expense for the three and six months ended March 31, 2015 totaled net recoveries of $159,000 and $82,000, respectively, compared with net recoveries of $412,000 and $285,000 for the three and six months ended March 31, 2014, respectively.  Real estate foreclosure recoveries, net of expense includes realized gains and losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The net recoveries for the six months ended March 31, 2015 included a recovery of $293,000 on one parcel of commercial-use land in rural Missouri that was sold at a value in excess of its carrying value and the recovery of $72,000 resulting from a USDA claim related to the sale of the property located in northwest Missouri, partially offset by $155,000 of additional write-downs related to one commercial property and five residential properties due to declines in their estimated values since their acquisition in prior periods.  The net recoveries for the six months ended March 31, 2014 included the recovery of the specific valuation allowance of $410,000 on a parcel of commercial-use land that was sold subsequent to March 31, 2014 at a value in excess of the previous carrying value partially offset by $131,000 of additional write-downs related to seven residential properties due to their declines in their estimated values since their acquisition in prior periods.  Refer to Note 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Balance, beginning of period	$15,926,459	$17,669,567	$15,978,421	$18,306,114
Provision charged to expense	—	500,000	500,000	700,000
Charge-offs:
Residential real estate loans	399,951	1,088,627	1,004,924	2,355,993
Commercial loans	7,987	563,202	36,715	1,028,202
Consumer and other loans	42,269	32,733	105,191	53,788
Total charge-offs	450,207	1,684,562	1,146,830	3,437,983
Recoveries:
Residential real estate loans	187,773	215,181	298,899	480,126
Commercial loans	30,821	120,509	58,299	764,405
Consumer and other loans	8,895	8,408	14,952	16,441
Total recoveries	227,489	344,098	372,150	1,260,972
Net charge-offs	222,718	1,340,464	774,680	2,177,011
Balance, end of period	$15,703,741	$16,829,103	$15,703,741	$16,829,103

Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three and six months ended March 31, 2015 totaled $0 and $500,000, respectively, compared with $500,000 and $700,000, respectively, in the same 2014 periods.  The decreased provision for the 2015 periods compared with the same periods last year was generally the result of the impact of changes in the balance of loans receivable combined with the overall improvement in credit quality, including reductions in charge-offs and the levels of impaired loans, past due loans and the combined balance of loans with risk ratings of special mention or worse.

Net charge-offs for the three and six months ended March 31, 2015 totaled $223,000, or 0.08% of average loans on an annualized basis, and $775,000, or 0.14% of average loans on an annualized basis, respectively, compared with net charge-offs of $1.3 million, or 0.53% of average loans on an annualized basis, and $2.2 million, or 0.43% of average loans on an annualized basis, respectively, for the same periods in 2014.  Gross charge-offs for the six-month period decreased $2.3 million primarily as the result of a $1.4 million decrease in gross charge-offs on residential loans and a $991,000 decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the decreased level of impaired residential loans combined with a recovering housing market.  Significant activity in commercial loan charge-offs for the six months ended March 31, 2014 included $1.0 million related to a loan secured by commercial-use land in the St. Louis metropolitan area.

Reducing net charge-offs were recoveries totaling $227,000 and $372,000 for the three and six months ended March 31, 2015, respectively, compared with $344,000 and $1.3 million for the same periods in 2014, respectively.  Significant recoveries for the three and six months ended March 31, 2014 included the collection of $85,000 and $525,000, respectively, of cash payments from a borrower related to two large commercial real estate loans that had been charged off in previous periods.  Such recovery was the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.40% at March 31, 2015 compared with 1.42% at September 30, 2014.  The ratio of the allowance for loan losses to non-performing loans was 75.96% at March 31, 2015 compared with 59.24% at September 30, 2014.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 159.70% at March 31, 2015 compared with 97.06% at September 30, 2014.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

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

The following table summarizes the unpaid principal balances of impaired loans at March 31, 2015 and September 30, 2014.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	March 31, 2015				September 30, 2014
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential:
Residential first mortgage	$2,933,626	$3,434,011	$15,949,188	$22,316,825	$3,774,636	$2,618,279	$16,127,230	$22,520,145
Residential second mortgage	324,961	978,390	2,968,174	4,271,525	553,998	398,387	2,730,620	3,683,005
Home equity lines of credit	765,643	575,464	2,821,816	4,162,923	104,618	395,193	2,817,687	3,317,498
Total single-family residential	4,024,230	4,987,865	21,739,178	30,751,273	4,433,252	3,411,859	21,675,537	29,520,648
Commercial:
Commercial and multi-family real estate	20,883	4,936,074	5,518,950	10,475,907	26,227	3,629,602	5,895,832	9,551,661
Land acquisition and development	—	55,413	—	55,413	—	3,772,677	—	3,772,677
Real estate construction and development	—	78,158	—	78,158	—	39,234	—	39,234
Commercial and industrial	201,838	173,832	893,833	1,269,503	481,534	1,144,774	1,364,237	2,990,545
Total commercial loans	222,721	5,243,477	6,412,783	11,878,981	507,761	8,586,287	7,260,069	16,354,117
Consumer and installment	47,942	99,776	45,414	193,132	—	14,121	47,298	61,419
Total	$4,294,893	$10,331,118	$28,197,375	$42,823,386	$4,941,013	$12,012,267	$28,982,904	$45,936,184

The total unpaid principal balance of impaired loans decreased $3.1 million to $42.8 million at March 31, 2015 compared with $45.9 million at September 30, 2014 primarily as the result of a $4.5 million decrease in impaired commercial loans partially offset by a $1.2 million increase in impaired residential real estate loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $4.0 million at March 31, 2015 compared with $4.4 million at September 30, 2014.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note 7 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $5.0 million at March 31, 2015 compared with $3.4 million at September 30, 2014.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $21.7 million at March 31, 2015 and September 30, 2014.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at March 31, 2015 or September 30, 2014.

Commercial loans that were determined to be impaired and had related specific allowances totaled $223,000 at March 31, 2015 compared with $508,000 at September 30, 2014.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $5.2 million at March 31, 2015 compared with $8.6 million at September 30, 2014.  The decrease was primarily the result of the foreclosure during the six months ended March 31, 2015 on a loan secured by commercial-use land in the St. Louis metropolitan area with a carrying value, net of partial charge-offs, of $3.1 million.  Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $6.4 million at March 31, 2015 compared with $7.3 million at September 30, 2014.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted from the overall decrease in commercial loans past due 90 days or more.

FINANCIAL CONDITION

Cash and cash equivalents decreased to $34.4 million at March 31, 2015 from $81.5 million at September 30, 2014.  Available cash was used to repay borrowed money and to fund the increase in loans held for sale.

Debt and mortgage-backed securities available for sale decreased to $8.2 million at March 31, 2015 from $13.1 million at September 30, 2014.  Debt and mortgage-backed securities held to maturity increased to $37.6 million at March 31, 2015 from $28.4 million at September 30, 2014.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Capital stock of the Federal Home Loan Bank decreased to $4.3 million at March 31, 2015 from $8.3 million at September 30, 2014.  The Bank is generally required to hold a specific amount of stock based upon its total FHLB borrowings outstanding.  The decreased balance was the result of the decrease in borrowings from the FHLB.

Borrowed money totaled $102.3 million at March 31, 2015 compared with $210.9 million at September 30, 2014.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the Federal Home Loan Bank.  The decrease in borrowed money was funded by an increase in deposits and available cash.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased $1.4 million to $2.8 million at March 31, 2015 compared with $4.2 million at September 30, 2014 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2014.

Total stockholders’ equity increased to $116.4 million at March 31, 2015 compared with $112.1 million at September 30, 2014 primarily as the result of net income of $6.2 million partially offset by the payment of common stock dividends totaling $2.3 million.

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

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 9 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank requires funds beyond its ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB.  At March 31, 2015, borrowings from the FHLB totaled $64.0 million, had a weighted-average interest rate of 0.61%, a weighted average maturity of approximately 5 months and represented 5% of total assets.  At September 30, 2014, borrowings from the FHLB totaled $167.9 million, had a weighted-average interest rate of 0.74%, a weighted average maturity of approximately 3 months and represented 12% of total assets.  At March 31, 2015, certificates of deposit from national brokers totaled $40.0 million, had a weighted-average interest rate of 0.42%, a weighted average maturity of approximately 4 months and represented 3% of total assets.  At September 30, 2014, certificates of deposit from national brokers totaled $44.1 million, had a weighted-average interest rate of 0.39%, a weighted average maturity of approximately 3 months and represented 3% of total assets. There were no borrowings from the Federal Reserve outstanding at March 31, 2015 or September 30, 2014.  Wholesale funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds in previous periods has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with deposits.  The increased flexibility has allowed the Company in past periods to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At March 31, 2015, the Bank had approximately $195.8 million in additional borrowing authority under the arrangement with the FHLB in addition to the $64.0 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At March 31, 2015, the Bank had approximately $155.9 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $203.5 million of commercial loans pledged as collateral under this agreement.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term note.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  The revolving line of credit is available to be used for working capital.  There was no outstanding balance under the revolving line of credit during the six months ended March 31, 2015.  Interest on this borrowing equals the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and began on March 31, 2014 and end on January 17, 2021.  Common shares of the Bank that were held by the Company were pledged as collateral to secure the loans.

At March 31, 2015, the Bank had outstanding firm commitments to originate loans of $101.7 million and commitments to sell mortgage loans originated for sale of $299.4 million, all of which were on a “best-efforts” basis.  Certificates of deposit totaling $302.9 million, or 26.9% of total deposits, at March 31, 2015 were scheduled to mature in one year or less.  Based on historical experience, management believes the majority of maturing retail certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common shareholders and paying interest and principal on outstanding debt.  During the three months ended March 31, 2015, the Company paid cash dividends to its common stockholders totaling $1.2 million compared with cash dividends paid to its common and preferred shareholders totaling $1.3 million for the three months ended March 31,

2014.  During the three months ended March 31, 2015 and 2014, the Company repaid principal on borrowed money of $250,000 and $0, respectively, and paid interest on outstanding debt totaling $184,000 and $173,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations as currently applied to the Bank, the approval of the OCC and the non-objection of the Federal Reserve Bank are required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  To the extent that any such capital distributions are not approved by these regulators in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of interest on its subordinated debentures.  At March 31, 2015 and September 30, 2014, the Company had cash and cash equivalents totaling $331,000 and $99,000, respectively, and a demand loan extended to the Bank totaling $4.4 million and $4.1 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary use and source of cash in operations is to originate and sell loans held for sale, which used $614.4 million in cash and provided proceeds of $571.6 million from loan sales during the six months ended March 31, 2015 compared with $287.0 million and $317.7 million, respectively, in the same 2014 period.

The primary use of cash for investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable increased $4.8 million for the six months ended March 31, 2015 compared with an increase of $39.4 million for the six months ended March 31, 2014.  Other significant uses of cash for investing activities for the six months ended March 31, 2015 included $5.1 million for the purchase of debt securities available for sale, $24.9 million for the purchase of debt securities held to maturity and $12.1 million for the purchase of FHLB stock.  Other significant uses of cash for investing activities for the six months ended March 31, 2014 included $22.5 million for the purchase of debt securities available for sale, $45.1 million for the purchase of debt securities held to maturity and $6.5 million for the purchase of FHLB stock.

Sources of cash from investing activities for the six months ended March 31, 2015 included proceeds from maturities of debt securities available for sale totaling $10.0 million, proceeds from maturities of debt securities held to maturity totaling $15.3 million, proceeds from FHLB stock redemptions of $16.1 million and proceeds from the sale of real estate acquired in settlement of loans of $3.3 million.  Sources of cash from investing activities for the six months ended March 31, 2014 included proceeds from maturities of debt securities available for sale totaling $51.3 million, proceeds from FHLB stock redemptions of $5.1 million, principal repayments on mortgage-backed securities totaling $780,000 and proceeds from the sale of real estate acquired in settlement of loans of $1.5 million.

The Company’s primary sources of cash from financing activities for the six months ended March 31, 2015 included a $104.7 million increase in deposits.  The primary sources of cash from financing activities for the six months ended March 31, 2014 was a $21.2 million increase in deposits, a $39.0 million increase in FHLB advances, a $3.4 million increase in overnight retail repurchase agreements and a $10.0 million increase in other borrowed money.

Primary uses of cash for financing activities for the six months ended March 31, 2015 included a $25.0 million repayment of a long-term FHLB advance, a $78.9 million decrease in overnight FHLB advances, a $4.2 million decrease in overnight retail repurchase agreements, a $1.4 million decrease in advance payments by borrowers for taxes and insurance, and dividends paid on common stock of $2.3 million.  Primary uses of cash for financing activities for the six months ended March 31, 2014 included the repurchase of $10.0 million of preferred stock, a $2.0 million decrease in advance payments by borrowers for taxes and insurance, dividends paid on common stock of $2.1 million and dividends paid on preferred stock of $406,000.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of March 31, 2015, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

			Retail
	Certificates	FHLB	Repurchase	Term	Subordinated
	of Deposit	Borrowings	Agreements	Loan	Debentures
	(In thousands)
Maturing in:
Three months or less	$102,739	$60,000	$29,595	$250	$—
Over three months through six months	86,721	—	—	250	—
Over six months through twelve months	113,407	—	—	625	—
Over twelve months	122,848	4,000	—	7,625	19,589
Total	$425,715	$64,000	$29,595	$8,750	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at March 31, 2015 are as follows:

Less than one year	$1,724,576
Over 1 year through 3 years	2,791,532
Over 3 years through 5 years	1,553,250
Over 5 years	413,377
Total	$6,482,735

REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and the Bank. Information presented for March 31, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject. At March 31, 2015, the Company and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

The following table illustrates the Company’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2015.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Common equity Tier I capital to total risk-weighted assets	$112,514	9.43%	$53,717	4.50%	$77,591	6.50%
Tier I capital to total risk-weighted assets	131,514	11.02%	71,623	6.00%	95,497	8.00%
Total capital to total risk-weighted assets	146,450	12.27%	95,497	8.00%	119,371	10.00%
Tier I leverage capital to average assets	131,514	9.72%	54,133	4.00%	67,667	5.00%

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2015 and September 30, 2014.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Common equity tier 1 capital to total risk-weighted assets	$136,723	11.46%	$53,674	4.50%	$77,529	6.50%
Tier I capital to total risk-weighted assets	136,723	11.46%	71,565	6.00%	95,420	8.00%
Total capital to total risk-weighted assets	151,647	12.71%	95,420	8.00%	119,275	10.00%
Tier I leverage capital to average assets	136,723	10.11%	54,100	4.00%	67,624	5.00%

As of September 30, 2014:
Tangible capital to total assets	$133,356	9.70%	$20,631	1.50%	N/A	N/A
Tier I risk-based capital to risk-weighted assets	133,356	12.20%	N/A	N/A	65,561	6.00%
Total risk-based capital to risk-weighted assets	147,048	13.46%	87,415	8.00%	$109,269	10.00%
Tier I leverage capital to average assets	133,356	9.70%	55,016	4.00%	68,770	5.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and the Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

For the three months ended March 31, 2015, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and, in prior periods, interest rate swaps.  At March 31, 2015, the Company had issued $207.4 million of unexpired interest rate lock commitments to loan customers compared with $73.6 million of unexpired commitments at September 30, 2014.  At March 31, 2015, the Company had issued $299.4 million of unexpired forward sales commitments to mortgage loan investors compared with $120.1 million of unexpired commitments at September 30, 2014.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  As of December 5, 2014, the parties terminated the interest-rate swap agreements together with their remaining obligations to make any further payments under the agreements.  Under the terms of the swap contract between the Company and the loan customer, the customer paid the Company a fixed interest rate of 6.58%, while the Company paid the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company paid the broker a fixed interest rate of 6.58%, while the broker paid the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts had identical terms and were scheduled to mature on May 15, 2015.  While these two swap derivatives generally worked together as an interest-rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, both derivatives were marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three and six months ended March 31, 2014.  The fair values of these derivative instruments recorded in other assets and other liabilities in the Company’s financial statements at September 30, 2014 was $331,000.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 through January 31, 2015	419	$12.08	—	403,800
February 1, 2015 through February 28, 2015	21,404	$11.63	—	403,800
March 1, 2015 through March 31, 2015	1,699	$12.30	—	403,800
Total	23,522	$11.68	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended March 31, 2015.

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

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2            Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1            Section 1350 Certification of Chief Executive Officer

32.2            Section 1350 Certification of Chief Financial Officer

101               The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	May 8, 2015	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	May 8, 2015	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer