Form 10-K
period 2015-09-30
PULASKI FINANCIAL CORP
filed 2015-12-11
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $115.6 million.

There were issued and outstanding 11,920,597 shares of the registrant’s common stock as of December 10, 2015.

Documents Incorporated by Reference

Portions of 2015 Annual Report to Stockholders (Part II).

Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Part III).

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

PART I

Item 1. Business

General

Pulaski Financial Corp. (the “Company”) is the holding company for Pulaski Bank, N.A., a national bank (the “Bank”). The Company’s primary assets are its investment in the Bank and cash.  The Company also maintains two special-purpose subsidiaries that issued trust preferred securities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the office properties and equipment of the Bank.  Accordingly, the information set forth in this annual report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Pulaski Bank provides an array of financial products and services for businesses and retail customers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City, Chicago and Omaha-Council-Bluffs metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, and Lincoln, Nebraska.  Pulaski Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits, together with borrowed funds, to originate and retain commercial real estate and commercial and industrial loans principally within its St. Louis lending market and one-to-four-family residential mortgage loans principally within its St. Louis, Kansas City and Omaha-Council Bluffs lending markets.  In addition, the Bank originates one- to four-family residential mortgage loans primarily for sale in the secondary market in the other markets identified above.

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

Market Area

We provide a wide array of residential mortgage loan, commercial loan and deposit products through our thirteen full-service branch offices and loan production offices in the St. Louis metropolitan area.  We also originate residential mortgage loans, principally for sale in the secondary market, through our mortgage loan production offices in the Kansas City, Chicago and Omaha-Council Bluffs metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, and Lincoln, Nebraska.

Competition

We face intense competition when attracting savings deposits (our primary source of lendable funds) and originating loans.  Direct competition for savings deposits has historically come from commercial banks, thrift institutions and credit unions located in our market area.  We have faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), we held approximately 1.29% of the deposits in our primary market area, which is the St. Louis, Missouri-Illinois Metropolitan Statistical Area.  This represents the sixteenth largest market share out of 135 financial institutions with offices in this metropolitan statistical area.  Banks owned by large bank holding companies, such as US Bancorp, Bank of America Corporation, Regions Financial Corp. and PNC Financial Group, operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources that could allow them to offer a wider variety of products and services.

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

Lending Activities

Residential Mortgage Lending.  Substantially all of our residential first mortgage loan production is sold on a servicing-released, best-efforts, flow basis to a number of regional and national secondary market investors. This strategy enables us to have a much larger lending capacity, provide a much more comprehensive product offering and reduce the interest rate, prepayment and credit risks associated with residential lending.  This strategy also allows us to offer more competitive interest rates.  Loans originated for sale are closed in our name and held in “warehouse” until they are sold to the investors, typically within 30 to 60 days.  The loans held in warehouse provide an attractive asset yield during the short time we hold them pending their sale, because we are able to fund these longer-term assets (typically thirty-year, fixed-rate mortgages) with low-cost, short-term funds.  The profits we recognize on loan sale activity generate one of our largest sources of non-interest income.

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

We primarily originate thirty-year, fixed-rate mortgage loans, and to a lesser extent, fifteen-year, fixed-rate mortgage loans. Substantially all of such loans are sold in the secondary market.  We also offer a variety of adjustable-rate mortgage (“ARM”) loans.  These ARM loans may be sold in the secondary market or originated for portfolio investment.  The loan fees charged, interest rates and other provisions of our ARM loans are determined by us on the basis of our own pricing criteria, the composition and interest rate risk of our current loan portfolio and market conditions.  Interest rates and payments on our ARM loans generally are adjusted periodically to a rate typically equal to 2.00% to 3.75% above the one-year constant maturity U.S. Treasury index.  The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on our ARM loans is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. We qualify the borrower by evaluating the borrower’s ability to repay the ARM loan based on the maximum interest rate at the first adjustment in the case of one-year ARM loans, and based on the initial interest rate in the case of ARM loans that adjust after two or more years.  We do not originate negative amortization loans for portfolio investment.  We believe that the periodic adjustment feature of our ARM loans provides us the flexibility to offer initial interest rates that are competitive while limiting our long-term exposure to interest rate risk.

The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the consumer demand for each.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of current and expected market interest rates and the difference between the initial interest rates and fees charged for each type of loan.  As the result of the low interest rate environment during the years ended September 30, 2015 and 2014, the demand for our fixed-rate mortgage loan products greatly exceeded the demand for ARM loans.  If the current low level of interest rates continues, we expect this weakened of demand for ARM loans to continue.

We require title insurance insuring the status of our lien on all of our residential mortgage loans and also require that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount equal to the greater of the outstanding loan balance or the full replacement cost of the dwelling.

Our lending policies generally limit the maximum loan-to-value ratio on first mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price.  We will make loans in excess of this limit provided the borrower obtains mortgage insurance.  Prior to 2008, we offered second mortgage loans that exceeded 80% loan-to-value ratios when combined with the balance of the first mortgage loan, which were priced with enhanced yields.  We still offer second mortgage loans that exceed 80% of the collateral values on a very limited basis to credit-worthy borrowers.  However, the current underwriting guidelines are more stringent due to the recent adverse economic environment.  At September 30, 2015, the Company had $41.8 million of second mortgage loans, of which $8.4 million had combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.

We obtain appraisals on our real estate loans from independent appraisers.

Home Equity Lines of Credit.  Home equity lines of credit are secured with a deed of trust on residential real estate and are generally issued in an amount up to 90% of the appraised value of the property securing the line of credit, less the outstanding balance on the first mortgage.  Our credit underwriting standards for home equity loans have generally followed conforming loan guidelines.  This type of loan is generally originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market.  In prior periods, we originated certain home equity loans with available lines up to 100% of the appraised value of the home when combined with the balance of the first mortgage loans.  We have discontinued this practice.  At September 30, 2015, we had $70.5 million in home equity lines of credit, of which approximately $7.4 million had combined loan-to-value ratios of at least 100% based on a combination of original and updated appraisals.

Interest rates on home equity lines of credit are adjustable and are tied to the prime interest rate. This rate is based on the rates published in the Wall Street Journal and adjusts on a monthly basis.  The rate at the date of origination is also the floor rate for the life of the loan.  Interest rates are based upon the loan-to-value ratio of the property, with lower rates given to borrowers with lower loan-to-value ratios.  Because home equity lines of credit adjust monthly with fluctuations in the prime interest rate, they present less interest rate risk to us.  However, lending up to 100% of the value of the property and the potential for increased payments due to increased interest rates present greater credit risk to us.  Due to the downturn in local and national economic conditions, the increased risks associated with this type of lending, and the significant level of our existing loan balances, we de-emphasized home equity lending during the three years ended September 30, 2015.  See Loan Underwriting Risks below.  During the three years ended September 30, 2015, we originated $13.4 million, $20.4 million and $22.9 million, respectively, of home equity lines of credit, representing only 0.62%, 1.5% and 1.2% of total loans originated during those periods, respectively.

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

Commercial and Industrial Loans.  We originate commercial and industrial loans that are secured by property such as inventory, equipment, finished goods and accounts receivable.  All borrowers are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in their ability to repay the loan.  In most instances, collateral is required to provide an additional source of repayment in the event of default by the borrower.  The structure of the collateral varies for each loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged.  Because the value of this type of collateral is subject to greater fluctuation than real estate, these types of loans are typically structured with short-term maturities and are monitored by periodic borrowing-base certificates.  Loans on equipment generally have shorter terms than loans secured by real estate and do not exceed the useful life of the equipment.  Personal guarantees are generally obtained.

Real Estate Construction and Land Acquisition and Development Loans.  We originate real estate construction loans that consist of one- to four-family residential construction loans made to retail mortgage customers and builders, and loans for the construction of multi-family and commercial properties.  To a lesser extent, we also originate land acquisition and development loans for the development of land to be used for residential or commercial real estate construction.  Loan disbursements are closely monitored by management to ensure that funds are being used strictly for the purposes agreed upon in the loan covenants.  We employ both internal staff and external experts to ensure that loan disbursements are substantiated by regular inspections and review.  These loans are underwritten according to the adequacy of the borrower’s repayment sources.  Signs of deterioration in the borrower’s ability to repay the loan are measured throughout the life of the loan and not just at origination or when the loan becomes past due.  In most instances, loan amounts are limited to 80% of the “as completed” appraised value of the construction project and 75% of wholesale values for land development projects.  The borrowers are generally required to infuse equity into the project at closing.  Personal guarantees are generally obtained.  During the three years ended September 30, 2015, we originated $70.2 million, $66.9 million and $38.4 million, respectively, of real estate construction loans, representing 3.3%, 4.9% and 2.1% of total loans originated during those periods, respectively.  During the three years ended September 30, 2015, we originated $8.4 million, $12.1 million and $4.8 million, respectively, of land acquisition and development loans, representing 0.4%, 0.9% and 0.3% of total loans originated during those periods, respectively.

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

Loan Marketing and Processing.  Loan applicants come through direct marketing efforts by the Bank’s loan officers, loan officers employed by two 50%-owned joint ventures with local realtors in St. Louis, referrals by realtors, financial planners, previous and present customers and, to a far lesser extent, through television, radio, internet and print advertising promotions.  In addition, beginning in fiscal 2015, we began originating loans through our newly developed “Consumer Direct” channel.  This channel leverages leads originated via the internet thru consumer facing websites such as Zillow and LendingTree.  Residential mortgage loans may be originated in any of our offices, while commercial and consumer loans are originated only from our St. Louis offices.  Loans we retain in our portfolio are serviced from our main office in Creve Coeur, Missouri.  Loans sold into the secondary mortgage market are generally sold on a “best efforts,” “servicing released” basis.  Mortgage loan officers are compensated for their loan production based upon the dollar volume closed.  The commission rate paid to these loan officers does not vary based on the specific terms of individual loans, but may be increased or decreased based on total monthly and annual volume levels and meeting certain minimum quality control criteria and other productivity measures.

Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral is performed by several independent appraisal management companies that are approved by the board of directors and licensed or certified by the states in which we do business.

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

Residential Second Mortgage Loans and Home Equity Lines of Credit.  Second mortgage loans and home equity lines of credit generally involve greater credit risk than first mortgage loans because they are secured by mortgages that are subordinate to the first mortgage on the property.  If the borrower is forced into foreclosure, we will receive no proceeds from the sale of the property until the first mortgage has been completely repaid.  Second mortgage loans and home equity lines of credit often have high loan-to-value ratios when combined with the first mortgage on the property.  Loans with high combined loan-to-value ratios will be more sensitive to declining property values than loans with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses.  Over the past several years, we have repeatedly tightened our underwriting standards in response to the prevailing economic conditions and have de-emphasized home equity lending.  The balances of second mortgage loans increased to $41.8 million at September 30, 2015 compared with $39.6 million at September 30, 2014. Home equity lines of credit decreased to $70.5 million at September 30, 2015 compared with $90.2 million at September 30, 2014.

Since a large portion of second mortgage loans and home equity lines of credit are originated in conjunction with the origination of first mortgage loans eligible for sale in the secondary market, and we typically do not service the related first mortgage loans if they are sold, we may be unable to track the delinquency status of the related first mortgage loans and whether such loans are at risk of foreclosure by others.  At September 30, 2015, second mortgage loans and home equity lines of credit for which we did not own or service the related first mortgage loans totaled approximately $26.7 million and $63.6 million, respectively, which represented approximately 63.9% and 90.2% of the second mortgage loan and home equity line of credit portfolios, respectively.  We monitor the increased credit risk associated with second mortgage loans and home equity lines of credit for which we do not own or service the related first mortgage loans by obtaining updated credit information on all borrowers from the credit bureaus at least annually, or more frequently based on negative trends in portfolio delinquencies or overall economic conditions.  If the circumstances warrant, we may obtain updated appraisals or other information, such as brokers’ opinions of value, indicating the fair value of the underlying collateral.  If these procedures identify significant deterioration in a borrower’s credit quality or the underlying property’s estimated fair value, we may freeze the borrower’s ability to make additional principal draws under the home equity lines of credit.

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

At maturity, home equity loans are re-underwritten based on our current underwriting standards and updated appraisals are generally obtained.  Our underwriting criteria for such loans require the borrowers to qualify as if the loans require principal and interest payments for the complete term of the loans sufficient to fully amortize the loans.  If the borrowers qualify under our current underwriting standards, the loans are either renewed under our new 15-year home equity loan product or are converted to conventional second mortgage loans that are fully amortizing and contain no initial draw period.  Borrowers may be required to repay a portion of the outstanding principal balance to qualify for such renewals.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to us since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  During the year ended September 30, 2015, we renewed approximately $1.4 million of maturing home equity lines into our new 15-year home equity line of credit product and converted approximately $4.0 million of maturing home equity lines into fully-amortizing second mortgage loans.  At September 30, 2015, all of our home equity lines of credit were in the interest-only payment phase and all of our second mortgage loans were fully amortizing.  The following table summarizes when our home equity lines of credit at September 30, 2015 are scheduled to convert to a fully-amortizing basis:

Principal Balance
At September 30,
2015
(In thousands)
Year ended September 30,
2016	$15,749
2017	18,002
2018	22,728
2019	7,987
Thereafter	6,064
Total	$70,530

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger loan balances and involve greater risks than one- to four-family residential mortgage loans because the properties securing these loans might have unpredictable cash flows and are more difficult to evaluate and monitor.  Payments on loans secured by such properties are often dependent on successful management and operation of the properties or the businesses occupying the properties.  Repayment of such loans may be affected, to a greater extent, by adverse conditions in the real estate market or the economy.  If the cash flows from the property are reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan and the value of the property securing the loan could be impaired.  We seek to minimize these risks in a variety of ways, including limiting the size of such loans, periodically reviewing the financial condition of the borrower, verifying the quality of the collateral and scrutinizing the management of the property securing the loan.  We also generally obtain loan guarantees from financially capable parties.  Our lending personnel or one of our agents inspects all of the properties securing our commercial real estate loans before the loan is made.  Lending personnel also maintain periodic contact with the borrowers subsequent to origination to assess their operations and conduct annual reviews on all individual loans of $1,000,000 or more with maturity dates in excess of twelve months.

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

Real Estate Construction and Land Acquisition and Development Loans.  Real estate construction and land acquisition and development loans involve greater credit risks than permanent residential or commercial real estate loans.  Our risk of loss on these types of loans is dependent largely upon the accuracy of the initial estimate of the property’s value, the marketability of the project upon the completion of construction, and the borrower’s ability to financially support the property if changes occur over time.  If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete the development.  If, upon completion of the project, the estimate of the marketability of the property is inaccurate, the borrower may be unable to sell the completed project in a timely manner or obtain adequate proceeds to repay the loan.  Delays in completing the project can arise from inclement weather, labor problems, material shortages and other unpredictable contingencies.  In some instances where the collateral value supports a further increase in the outstanding loan amount, no payment from the borrower is required during the term of a construction loan since the accumulated interest is generally added to the principal of the loan.  However, there are times when additional cash equity injections from the borrower are necessary for project completion and loan repayment.  Therefore, a thorough analysis of the borrower’s and any guarantor’s ability to support the project on an ongoing basis is necessary during the underwriting process.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the completed project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  Furthermore, if our estimate of value of a completed project is inaccurate, then we may be confronted with, at or prior to the maturity of the loan, a project with a value that is insufficient to assure full repayment and we may incur a loss.

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

TABLE 1:  Loans Receivable

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Single-family residential:
Residential first mortgage	$318,268	26.43%	$273,370	24.36%	$212,357	21.14%	$211,760	21.37%	$242,091	23.19%
Residential second mortgage	41,822	3.48%	39,554	3.52%	43,208	4.30%	42,091	4.25%	51,535	4.94%
Home equity lines of credit	70,530	5.86%	90,179	8.03%	110,905	11.03%	143,932	14.53%	176,324	16.89%
Commercial: Multi-family residential	63,726	5.30%	63,021	5.61%	48,706	4.85%	44,339	4.48%	38,580	3.70%
Commercial real estate	337,145	28.02%	333,537	29.71%	299,297	29.78%	278,995	28.16%	277,631	26.59%
Land acquisition and development	32,584	2.71%	37,051	3.30%	40,430	4.02%	47,263	4.77%	51,497	4.93%
Real estate construction and development	79,390	6.60%	46,777	4.17%	20,549	2.04%	21,907	2.21%	22,331	2.14%
Commercial and industrial	258,229	21.46%	235,297	20.96%	226,829	22.57%	197,755	19.96%	180,821	17.32%
Consumer and installment:
Automobile	81	0.01%	117	0.01%	120	0.01%	112	0.01%	342	0.03%
Installment	1,570	0.13%	3,908	0.33%	2,641	0.26%	2,561	0.26%	2,775	0.27%
Total loans	1,203,345	100.00%	1,122,811	100.00%	1,005,042	100.00%	990,715	100.00%	1,043,927	100.00%
Add (less):
Deferred loan costs	5,244		4,669		3,188		3,116		3,626
Loans in process	(4,421)		(641)		(1,256)		(986)		(566)
Allowance for loan losses	(15,799)		(15,978)		(18,306)		(17,117)		(25,714)
Total loans receivable, net	$1,188,369		$1,110,861		$988,668		$975,528		$1,021,273

TABLE 2:  Loan Maturities (1)

	At September 30, 2015
	Due Within One Year	Due After One Year Through Five Years	Due Beyond Five Years	Total
	(In thousands)
Single-family residential:
Residential first mortgage	$18,220	$13,566	$286,482	$318,268
Residential second mortgage	8,755	9,028	24,039	41,822
Home equity lines of credit	15,977	35,099	19,454	70,530
Commercial:
Multi-family residential	3,396	55,731	4,599	63,726
Commercial real estate	56,647	208,657	71,841	337,145
Land acquisition and development	15,735	15,857	992	32,584
Real estate construction and development	41,282	34,760	3,348	79,390
Commercial and industrial	112,102	101,635	44,492	258,229
Consumer and installment	734	623	294	1,651
Total loans	$272,848	$474,956	$455,541	$1,203,345

(1)               Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

TABLE 3:  Fixed and Adjustable Rate Loans

	Loans due or re-pricing after September 30, 2016
	Fixed Rate	Adjustable Rate
	(In thousands)
Single-family residential:
Residential first mortgage	$77,935	$222,113
Residential second mortgage	11,232	21,835
Home equity lines of credit	—	54,553
Commercial: Multi-family residential	47,270	13,060
Commercial real estate	220,590	59,908
Land acquisition and development	14,056	2,793
Real estate construction and development	15,902	22,206
Commercial and industrial	92,259	53,868
Consumer and installment	883	34
Total	$480,127	$450,370

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

TABLE 4:  Loan Activity

	Years Ended September 30,
	2015	2014	2013
	(In thousands)
Total gross loans, including loans held for sale, at beginning of period	$1,179,377	$1,076,455	$1,189,770
Loans originated:
Residential real estate - held to maturity	101,372	113,247	56,884
Residential real estate - held for sale	1,466,487	738,541	1,293,912
Multi-family real estate	17,315	23,989	14,708
Commercial real estate	73,885	83,362	83,821
Land acquisition and development	8,387	12,116	4,841
Real estate construction and development	70,159	66,854	38,387
Commercial and industrial	406,891	316,218	349,687
Consumer and installment	426	1,376	957
Total loans originated	2,144,922	1,355,703	1,843,197
Net decrease in home equity lines of credit	(19,649)	(20,726)	(33,026)
Loans purchased:
Residential real estate	2,455	1,649	2,619
Commercial real estate	90,385	96,222	59,451
Loans sold:
Residential real estate originated for sale	(1,388,035)	(741,624)	(1,395,781)
Commercial real estate	(26,697)	(796)	(858)
Loan principal repayments, charge offs, and foreclosures	(676,092)	(587,506)	(588,917)
Net loan activity	127,289	102,922	(113,315)
Total gross loans, including loans held for sale, at end of period	$1,306,666	$1,179,377	$1,076,455

Under standard representations and warranties and early payment default clauses in our mortgage loan sale agreements, we may be required to repurchase mortgage loans sold to our investors or reimburse our investors for credit losses incurred on loans (collectively referred to as “repurchase”) in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made to investors at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  We record an estimated liability for probable amounts that could be due to our investors as the result of such repurchases.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, we do not service the loans that we sell to our investors and are unable to track the remaining unpaid balances after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.  For further discussion of our treatment and the financial impact of these mortgage loan repurchase demands, refer to Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1.

We purchase commercial real estate loans from other financial institutions.  We may purchase the entire amount of the loan, including the right to service the loan, or only a portion of the loan in a participation arrangement with the originating lender.  Under such participation arrangements, the originating lender typically retains ownership of a portion of the loan and provides servicing of the loan.  All loans purchased are subject to the same underwriting standards as the loans we originate.  We generally purchase loans only within our St. Louis market area.

Non-performing Assets and Delinquencies

The following is a summary of non-performing assets at the dates indicated.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off. The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

TABLE 5:  Non-performing Assets

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Loans accounted for on a non-accrual basis:
Single-family residential:
Residential first mortgage	$2,821	$4,026	$5,335	$4,248	$5,871
Residential second mortgage	651	354	442	610	1,177
Home equity lines of credit	1,533	1,479	2,124	1,613	4,084
Commercial:
Commercial and multi-family real estate	230	457	1,774	6,119	2,375
Land acquisition and development	—	3,734	—	—	229
Real estate-construction and development	—	—	—	358	854
Commercial and industrial	304	348	—	4,412	210
Consumer and installment	—	—	78	102	240
Total	5,539	10,398	9,753	17,462	15,040

Accruing loans which are contractually past due 90 days or more:
Total	—	—	—	—	—

Troubled debt restructurings: (1)
Current under restructured terms:
Single-family residential:
Residential first mortgage	4,697	4,668	5,169	11,809	14,911
Residential second mortgage	777	1,126	904	1,473	1,861
Home equity lines of credit	763	741	498	1,266	1,248
Commercial:
Commercial and multi-family real estate	3,211	3,335	2,585	6,388	4,359
Land acquisition and development	—	—	43	—	—
Real estate-construction and development	—	—	23	34	1,538
Commercial and industrial	321	1,102	2,055	1,186	560
Consumer and installment	—	13	28	42	—
Total	9,769	10,985	11,305	22,198	24,477
Past due under restructured terms:
Single-family residential:
Residential first mortgage	1,879	3,477	3,974	5,463	9,372
Residential second mortgage	167	483	155	166	452
Home equity lines of equity	208	395	178	542	999
Commercial:
Commercial and multi-family real estate	—	669	1,652	1,607	2,226
Land acquisition and development	—	38	—	39	121
Real estate-construction and development	12	39	19	—	51
Commercial and industrial	—	488	572	—	417
Consumer and installment	—	—	—	—	226
Total	2,266	5,589	6,550	7,817	13,864
Total restructured loans	12,035	16,574	17,855	30,015	38,341
Total non-performing loans	17,574	26,972	27,608	47,477	53,381
Real estate acquired in settlement of loans, net	5,151	5,802	6,395	13,952	18,718
Total non-performing assets	$22,725	$32,774	$34,003	$61,429	$72,099

(1) All loans classified as troubled debt restructurings in this table were accounted for on a non-accrual basis.

TABLE 5:  Non-performing Assets, Continued

	At September 30,
	2015	2014	2013	2012	2011
Total non-performing loans as a percentage of net loans receivable	1.46%	2.40%	2.75%	4.79%	5.11%
Total non-performing loans as a percentage of total assets	1.15%	1.95%	2.16%	3.52%	4.08%
Total non-performing assets as a percentage of total assets	1.49%	2.37%	2.66%	4.56%	5.51%
Non-performing loans excluding current troubled debt restructurings as a percentage of total loans	0.65%	1.42%	1.62%	2.55%	2.77%
Non-performing assets excluding current troubled debt restructurings as a percentage of total assets	0.85%	1.58%	1.78%	2.91%	3.64%
Allowance for loan losses as a percent of non-performing loans	89.90%	59.24%	66.31%	36.05%	48.17%
Allowance for loan losses as a percent of non-performing loans excluding current troubled debt restructurings and related allowances for loan losses	197.40%	97.06%	106.56%	65.56%	84.50%

Interest income recognized on impaired loans was approximately $852,000, $989,000 and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.  The gross interest income that would have been recorded in such periods if impaired loans had been current in accordance with their terms and had been outstanding throughout the periods was $2.0 million, $2.4 million and $3.0 million for the years ended September 30, 2015, 2014 and 2013, respectively. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of impaired loans and the related accrued interest.

Real Estate Acquired in Settlement of Loans.  Real estate acquired in settlement of loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs.  If the loan balance exceeds the fair value of the collateral less estimated selling costs at the time of foreclosure, the difference is recorded as a charge-off to the allowance for loan losses.  Any decline in the fair value of the property subsequent to acquisition is recorded as a charge to non-interest expense.  Refer to Note 19 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a discussion of fair value measurements of real estate acquired in settlement of loans.

The balance of real estate acquired in settlement of loans decreased $652,000 from $5.8 million at September 30, 2014 to $5.2 million at September 30, 2015.  The balance at September 30, 2015 consists of twelve residential properties and four commercial properties acquired in settlement of debts outstanding.  Refer to Note 5 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a summary of real estate acquired in settlement of loans and the related allowance of losses.

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

Residential Real Estate Loans.  We have a staff of full-time collectors who are responsible for following up on all past due residential loans.  The following is a summary of the procedures we generally follow to manage past due residential loans.  Residential borrowers are contacted almost immediately after a loan payment becomes past due.  Attempts to contact the borrower by telephone generally begin approximately seven days after the payment due date.  The first past due notice is mailed to the borrower eight days after the payment due date.  On the thirtieth day after the due date, a 30-day past due letter is sent.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. On the forty-fifth day after the due date, a 45-day past due notice is sent.  Before the forty-fifth day of delinquency, attempts to interview the borrower, preferably in person, are made to establish:  (1) the cause of the delinquency; (2) whether the cause is temporary; (3) the attitude of the borrower toward the debt; and (4) a mutually satisfactory arrangement for curing the default.  Also, in the case of second mortgage loans and home equity lines of credit, after the sixtieth day of delinquency, management determines: (1) the status and unpaid principal balance of each superior lien; (2) whether any mortgage constituting a superior lien has been sold to any investor; and (3) whether the borrower is also delinquent under a superior lien and what the affected lien holder intends to do to resolve the delinquency.

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

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  This includes a modification of loan terms (such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date) and possibly a partial forgiveness of debt.  In addition, a loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of troubled debt restructurings.

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

Each commercial loan officer meets quarterly (or more frequently if required by specific circumstances) with the President of the Bank, the President of the commercial lending division and the senior loan underwriter to review their entire portfolio.  The meetings address the status of all identified problem or classified credits and any other credits that might potentially become a problem if conditions do not improve.  This procedure has been an effective tool in keeping senior management abreast of changes within the Bank’s commercial loan portfolio and has identified loans that warrant additional monitoring by placement on the Bank’s watch list.  Additionally, written annual reviews are completed on all loans with terms greater than twelve months and exposure in excess of $1,000,000.  We also utilize various sources of real estate market data to monitor potential problems within the loan portfolio.

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

Non-Accrued Interest.  Our policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of contractual interest or principal is no longer probable.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six consecutive months.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the Company’s treatment of non-accrued interest.

Classification of Troubled Assets.  The Bank has adopted the Uniform Credit Classification Policy issued by the Federal Financial Institutions Examination Council, which was subsequently adopted by the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary regulator.  The regulations require that each insured institution regularly review and classify its assets based on asset quality.  In addition, OCC examiners have authority to identify problem assets in connection with examinations of insured institutions and, if appropriate, require them to be classified.  There are three adverse classifications for problem assets:  substandard, doubtful and loss.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances are changing and the exact amount of the loss cannot be determined.  A portion of general loan loss allowances established to cover probable losses related to classified assets may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  OCC regulations also require that assets that do not currently expose an institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weakness deserving management’s close attention shall be designated “special mention” by either the institution or its examiners.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of credit quality monitoring.

TABLE 6:  Classified Loans

	At September 30, 2015
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential first mortgage	—	$—	32	$2,095	75	$7,401	—	$—
Residential second mortgage	—	—	10	549	37	1,060	—	—
Home equity lines of credit	—	—	29	891	59	1,695	2	32
Commercial and multi- family real estate	—	—	—	—	17	6,594	6	5,410
Land acquisition and development	—	—	—	—	2	979	—	—
Real estate construction and development	—	—	1	11	—	—	—	—
Commercial and industrial	—	—	—	—	14	1,654	7	8,842
Consumer and installment	—	—	—	—	—	—	—	—
Total classified loans	—	—	72	3,546	204	19,383	15	14,284
Less specific allowance for loan losses	—	—	—	(494)	—	(528)	—	—
Total classified loans, net of specific allowance	—	$—	72	$3,052	204	$18.855	15	$14,284

	At September 30, 2014
	Loss		Doubtful		Substandard		Special Mention
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Residential first mortgage	—	$—	38	$3,840	72	$9,378	1	$132
Residential second mortgage	—	—	11	303	39	1,762	—	—
Home equity lines of credit	—	—	22	561	63	2,055	3	94
Commercial and multi- family real estate	—	—	—	—	22	7,848	8	10,207
Land acquisition and development	—	—	1	38	2	5,068	2	2,589
Real estate construction and development	—	—	3	39	—	—	—	—
Commercial and industrial	—	—	—	—	17	2,496	7	2,618
Consumer and installment	—	—	—	—	1	14	2	234
Total classified loans	—	—	75	4,781	216	28,621	23	15,874
Less specific allowance for loan losses	—	—	—	(470)	—	(728)	—	—
Total classified loans, net of specific allowance	—	$—	75	$4,311	216	$27,893	23	$15,874

Other than as disclosed in the table above, there are no other loans at September 30, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable losses in our loan portfolio.  Loan losses are charged against and recoveries are credited to the allowance.  Provisions for loan losses are charged to income and credited to the allowance in an amount necessary to maintain an appropriate allowance given the risks identified in the portfolio.  The allowance is comprised of specific allowances on impaired loans (assessed for loans that have known credit weaknesses) and pooled or general allowances based on assigned risk ratings and historical loan loss experience for each loan type.  The allowance is based upon management’s estimates of probable losses inherent in the loan portfolio.  Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders included herein as Exhibit 13.1 for a further discussion of the allowance for loan losses.

TABLE 7: Allowance for Loan Losses

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$15,978	$18,306	$17,117	$25,714	$26,976

Provision charged to expense	2,000	1,210	12,090	14,450	14,800
Charge-offs:
Single-family residential:
Residential first mortgage	806	1,772	3,364	8,035	4,520
Residential second mortgage	398	618	1,633	2,696	2,094
Home equity lines of credit	1,096	1,577	2,402	6,029	3,002
Commercial:
Commercial and multi-family real estate	359	15	1,013	4,050	1,545
Land acquisition and development	—	1,883	73	262	4,382
Real estate construction and development	—	—	260	298	50
Commercial and industrial	61	1	6,834	2,067	774
Consumer and installment	227	128	107	215	101
Total charge-offs	2,947	5,994	15,686	23,652	16,468
Recoveries:
Single-family residential:
Residential first mortgage	158	396	80	81	67
Residential second mortgage	189	92	232	103	117
Home equity lines of credit	246	323	544	150	154
Commercial:
Commercial and multi-family real estate	92	765	1,638	114	11
Land acquisition and development	8	1	23	8	2
Real estate construction and development	4	—	1,800	10	1
Commercial and industrial	43	848	422	117	45
Consumer and installment	28	31	46	22	9
Total recoveries	768	2,456	4,785	605	406
Net charge-offs	2,179	3,538	10,901	23,047	16,062
Balance, end of period	$15,799	$15,978	$18,306	$17,117	$25,714
Ratio of allowance to total loans outstanding at the end of the period	1.31%	1.42%	1.82%	1.73%	2.46%
Ratio of net charge-offs to average loans outstanding during the period	0.19%	0.34%	1.08%	2.26%	1.51%
Allowance for loan losses to non-performing loans	89.90%	59.24%	66.31%	36.05%	48.17%

TABLE 8:  Allocation of Allowance for Loan Losses

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Single-family residential:
Residential first mortgage	$3,895	26.45%	$4,727	24.35%	$5,247	21.14%	$4,832	21.37%	$7,945	23.19%
Residential second mortgage	815	3.48	1,395	3.52	1,845	4.30	1,548	4.25	2,776	4.94
Home equity lines of credit	1,159	5.86	1,743	8.03	3,078	11.03	3,076	14.53	6,293	16.89
Commercial:
Commercial, multi-family real estate and land	6,610	36.02	4,852	38.62	5,525	38.65	5,292	37.41	6,503	35.22
Real estate construction and development	1,210	6.60	207	4.17	86	2.04	117	2.21	337	2.14
Commercial and industrial	2,082	21.46	3,025	20.96	2,500	22.57	2,224	19.96	1,416	17.32
Consumer and installment	28	0.13	29	0.35	25	0.27	28	0.27	444	0.30
Total allowance for loan losses	$15,799	100.00%	$15,978	100.00%	$18,306	100.00%	$17,117	100.00%	$25,714	100.00%

Investment Activities

The Bank is permitted, under applicable law, to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”) of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds.  Subject to various restrictions, banks may also invest a portion of their assets in commercial paper, corporate debt securities, equity securities and mutual funds.  Institutions like the Bank are also required to maintain an investment in FHLB stock and a minimum level of liquid assets.

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

The Asset Liability Management Committee, which includes our executive officers and other key personnel, determines appropriate investments in accordance with the board of directors’ approved investment policies and procedures.  Investments are made following certain considerations, which include our liquidity position, the interest rate sensitivity of the balance sheet and anticipated cash needs and sources, which in turn include outstanding commitments, upcoming maturities of securities, estimated deposit inflows and outflows and anticipated loan amortization and repayments.  Further, the effect that the proposed investment would have on our credit and interest rate risk, and risk-based capital is considered.  The interest rate, yield, settlement date and maturity are also reviewed.

All of our debt securities, mortgage-backed securities and collateralized mortgage obligations carry market risk insofar as increases in market interest rates would generally cause a decline in their fair value.  Certain of these securities also carry prepayment risk insofar as they may be called or repaid before their stated maturity during times of low market interest rates, so that we may have to reinvest the funds at a lower interest rate.

Our investment securities portfolio at September 30, 2015 did not contain securities of any issuer with an aggregate book value and aggregate market value in excess of 10% of stockholders’ equity, excluding those issued by the United States government or its agencies.

TABLE 9:  Investment and Mortgage-Backed Securities

	At September 30,
	2015	2014	2013
	(In thousands)
Held to maturity, at amortized cost:
U.S. Treasury and agency obligations	$39,688	$25,084	$—
Mortgage-backed securities:
Ginnie Mae	23	44	64
Fannie Mae	2,487	3,220	4,226
Collateralized mortgage obligations — Freddie Mac	3	4	4
Total	$42,201	$28,352	$4,294

Available for sale, at fair value:
U.S. Treasury and agency agency obligations	$5,176	$12,898	$38,691
Mortgage-backed securities - Ginnie Mae	151	182	226
Total	$5,327	$13,080	$38,917

TABLE 10:  Maturities and Yields

	At September 30, 2015
	Due in Less Than One Year		Due in One to Five Years		Due in Five to Ten Years		Due in Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Held to maturity:
Investment securities:
U.S. debt obligations	$15,012	0.27%	$24,676	0.44%	$—	—	$—	—	$39,688	0.38%
Mortgage-backed securities:
Mortgage-backed securities	2	8.40%	121	4.82%	—	—	2,387	3.15%	2,510	3.23%
CMOs	—	—	—	—	3	1.09%	—	—	3	1.09%
Total debt and mortgage-backed and related securities	$15,014	0.27%	$24,797	0.46%	$3	1.09%	$2,387	3.15%	$42,201	0.55%
Available for sale:
Investment securities:
U.S. debt obligations	$—	—	$5,176	0.52%	$—	—	$—	—	$5,176	0.52%
Mortgage-backed securities	—	—	62	3.63%	—	—	89	7.17%	151	5.75%
Total debt and mortgage- backed and related securities	$—		$5,238	0.56%	$—	—	$89	7.17%	$5,327	0.67%

The above table is presented based upon contractual maturities.  Expected maturities of mortgage-backed securities and CMOs will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  At September 30, 2015, the Company’s portfolio included callable securities.  This table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

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

TABLE 11:  Deposits

	At September 30,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Demand deposits:
Non-interest-bearing checking	$203,551	17.90%	$189,642	18.56%	$168,032	16.62%
Interest-bearing checking	225,967	19.86	222,156	21.74	237,363	23.48
Passbook savings accounts	43,938	3.86	43,640	4.27	39,845	3.94
Money market	228,679	20.10	203,974	19.97	206,927	20.47
Total demand deposits	702,135	61.72	659,412	64.54	652,167	64.51
Certificates of deposit which mature:
Within 1 year	316,581	27.82	262,736	25.72	252,961	25.03
After 1 year, but within 3 years	114,389	10.05	93,656	9.17	100,647	9.96
Thereafter	4,700	0.41	5,849	0.57	5,037	0.50
Total certificates of deposit	435,670	38.28	362,241	35.46	358,645	35.49
Total deposits	$1,137,805	100.00%	$1,021,653	100.00%	$1,010,812	100.00%

Included in certificates of deposits at September 30, 2015 and 2014 were brokered time deposits totaling $30.0 million and $44.1 million of which $44.1 million were scheduled to mature during the year ending September 30, 2015.  No brokered deposits were included in certificates of deposit at September 30, 2013.

At September 30, 2015, 2014 and 2013, certificates of deposit with a minimum principal amount of $100,000 totaled $281.5 million, $216.0 million, and $184.7 million, respectively.  At September 30, 2015, such deposits were scheduled to mature as follows:

TABLE 12:  Certificates of Deposit with Minimum Balances of $100,000

Maturity Period	Amount as of September 30, 2015
(In thousands)
Three months or less	$60,442
Over 3 through 6 months	63,770
Over 6 through 12 months	87,882
Over 12 months	69,402
Total	$281,496

TABLE 13:  Certificates of Deposits by Rates

	At September 30,
	2015	2014	2013
	(In thousands)
0.00 — 1.99%	$434,020	$360,209	$355,777
2.00 — 2.99%	1,533	1,918	2,073
3.00 — 3.99%	117	113	108
4.00 — 4.99%	—	1	687
Total	$435,670	$362,241	$358,645

	Amount Due as of September 30, 2015
	Within One Year	After 1 Year But Within Two Years	After 2 Years But Within Three Years	After 3 Years But Within Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.99%	$315,340	$83,157	$31,136	$3,669	$718	$434,020
2.00 - 2.99%	1,219	—	—	84	230	1,533
3.00 - 3.99%	—	117	—	—	—	117
Total	$316,559	$83,274	$31,136	$3,753	$948	$435,670

TABLE 14:  Deposit Activity

	Years Ended September 30,
	2015	2014	2013
	(In thousands)
Beginning balance	$1,021,653	$1,010,812	$1,081,698
Net increase (decrease) excluding interest credited	113,032	7,976	(75,065)
Interest credited	3,120	2,865	4,179
Net increase (decrease) in deposits	116,152	10,841	(70,886)
Ending balance	$1,137,805	$1,021,653	$1,010,812

TABLE 15:  Average Balances and Rates Paid on Deposits

	Years Ended September 30,
	2015		2014		2013
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing checking	$195,959	—%	$180,896	—%	$172,814	—%
Interest-bearing checking	227,387	0.14	245,485	0.17	261,178	0.18
Passbook savings	42,813	0.15	41,649	0.17	38,874	0.18
Money market	230,356	0.33	212,315	0.31	182,834	0.28
Certificates of deposit	420,093	0.72	340,949	0.70	416,355	0.94
Total	$1,116,608	0.37%	$1,021,294	0.35%	$1,072,055	0.46%

Borrowed Money.  The following is a summary of borrowed money at September 30, 2015, 2014 and 2013:

TABLE 16:  Borrowed Money

	At September 30,
	2015		2014		2013
	Amount	Weighted Average Interest Rate	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
FHLB advances maturing within the year ending September 30::
2014	$—	—%	$—	—%	$49,000	0.24%
2015	—	—	163,900	0.62	25,000	2.70
2016	166,500	0.28	—	—	—	—
Thereafter	4,000	5.48	4,000	5.48	4,000	5.48
Total FHLB advances	170,500	0.40	167,900	0.74	78,000	1.30

Retail repurchase agreements	41,104	0.17	33,790	0.10	35,483	0.10
Term loan	8,250	2.70	9,250	2.66	—	—
Total borrowed money	$219,854	0.44%	$210,940	0.72%	$113,483	0.93%

We use advances from the FHLB of Des Moines and retail repurchase agreements to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB of Des Moines functions as a central reserve bank providing credit for banks and certain other member financial institutions.  As a member, we are required to own capital stock in the FHLB of Des Moines and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  The line of credit is subject to available collateral of one- to four-family residential loans, home equity loans and loans held for sale.

Periodically, the FHLB performs collateral audits in order to review the quality of the collateral, which could result in reduced borrowing capacity.

We offer a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At September 30, 2015 and 2014, we had $44.9 million and $35.2 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

The following is a summary of short-term borrowings, consisting of FHLB advances and retail repurchase agreements, at or for the years ended September 30, 2015, 2014 and 2013:

TABLE 17: Short-Term Borrowings

	At or for Year Ended September 30,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
At Period End:
FHLB advances	$166,500	0.28%	$138,900	0.25%	$49,000	0.24%
Retail repurchase agreements	41,104	0.17%	33,790	0.10%	35,483	0.10%
Total	$207,604	0.26%	$172,690	0.22%	$84,483	0.18%

Average for Year:
FHLB advances	$67,098	0.28%	$38,152	0.26%	$12,497	0.26%
Retail repurchase agreements	33,371	0.14%	34,141	0.10%	30,535	0.10%
Total	$100,469	0.23%	$72,293	0.18%	$43,032	0.15%

Maximum Month-End Balance:
FHLB advances	$199,000		$157,700		$81,000
Retail repurchase agreements	41,104		40,543		38,406

We also have the ability to borrow funds from the Federal Reserve under an agreement which assigns certain qualifying loans as collateral to secure the amounts borrowed.  These borrowings represent short-term borrowings from the Federal Reserve Bank of St. Louis’ discount window and are typically extended for periods of 28 days or less.  At September 30, 2015, there were no borrowings outstanding under this arrangement and $212.4 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.

During January 2014, the Company entered into a $10.0 million term loan agreement with a commercial bank.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of the Company’s Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the fiscal year ended September 30, 2015 or 2014.  The rate of interest on these borrowings equals the daily LIBOR rate plus 2.50%.  Monthly payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.

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

We issued subordinated debentures from two separate special purpose trusts that are wholly-owned subsidiaries of the Company.  At September 30, 2015, we had outstanding subordinated debentures totaling $19.6 million.  Payments of the principal and interest on the subordinated debentures of these special purpose trusts are unconditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.

Non-Banking Operations

The Bank’s subsidiary, Pulaski Service Corporation, sells fixed rate annuities.

Personnel

As of September 30, 2015, we had 509 full-time equivalent employees.  The employees are not represented by a collective bargaining unit, and we believe our relationship with our employees is good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company and the Bank.

Name	Age (1)	Position

Gary W. Douglass	64	President and Chief Executive Officer of Pulaski Financial Corp. and Chairman and Chief Executive Officer of Pulaski Bank
W. Thomas Reeves	61	President of Pulaski Bank
Paul J. Milano	59	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Pulaski Financial Corp. and Pulaski Bank
Brian J. Björkman	44	President of Commercial Lending Division of Pulaski Bank
Cheri G. Bliefernich	47	Executive Vice President of Banking Operations and Human Resources of Pulaski Bank
Stephan R. Greiff	41	President, Mortgage Division
James W. Sullivan	59	Executive Vice President, Corporate Planning and Analysis of Pulaski Bank Chief Financial Officer of Mortgage Division of Pulaski Bank

(1)       As of September 30, 2015.

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

REGULATION

General

Pulaski Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer.  The Bank is a member of the Federal Reserve Bank of St. Louis and FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC.  The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the OCC to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulatory requirements and policies, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on our operations.

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

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency on July 21, 2011.  On the same date, responsibility for the regulation and supervision of bank holding companies was transferred to the Board of Governors of the Federal Reserve System.

Additionally, the Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator.

Bank Regulation

Business Activities.  The activities of national banks, such as the Bank, are governed by federal laws and regulations.  These laws and regulations delineate the nature and extent of the activities in which federal associations may engage.

Loans to One Borrower.  A national bank may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral.  Our legal lending limit was approximately $24 million at September 30, 2015.  However, our maximum exposure to any one borrower did not exceed $16 million at September 30, 2015.

Limitations on Capital Distributions.  Federal regulations restrict capital distributions by a national bank, such as cash dividends and other transactions charged to the capital account of a national bank.  Under the regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community, including low- and moderate-income neighborhoods, and to take such record into account in its evaluation of certain applications by such institution.  An institution’s failure to satisfactorily comply with the provisions of the CRA could result in denials of regulatory applications.  The Bank received an “Outstanding” CRA rating in its most recent examination.

Transactions with Related Parties.  The Bank’s authority to engage in certain transactions with “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non bank subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the bank.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the bank’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, national banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no national bank may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement.  The OCC has primary enforcement responsibility over national banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that an enforcement action be taken with respect to a particular national bank.  If action is not taken by the OCC, the FDIC has the authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Capital Requirements.  Applicable capital regulations require banks to meet the following minimum capital standards: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Certain instruments, such as trust preferred securities, may no longer be included in Tier 1 capital; however, instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. Banks and bank holding companies must also maintain a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At September 30, 2015, the Bank met each of its capital requirements.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  The Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2015 of $8.5 million.

Federal Reserve System.  The Bank is a member of the FRB System.  The Bank, as a member of the FRB, is required to acquire and hold shares of capital stock in the FRB.  The Bank was in compliance with this requirement with an investment in FRB stock at September 30, 2015 of $2.6 million. The FRB regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  The regulations generally require that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied over $103.6 million.  The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements.  The Bank has complied with the foregoing requirements.

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

•                  Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•                  The USA PATRIOT Act, which requires banks and national banks to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

Holding Company Regulation

General.  The Company is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a bankholding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for bankholding companies by regulation.

A bank holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another bank without prior written approval of the Federal Reserve Board. A bank holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law.  In evaluating applications by holding companies to acquire banks, the Federal Reserve Board considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

Capital Requirements. Bank holding companies are subject to consolidated regulatory capital requirements that are the same as those applicable to insured depository institutions. See “Regulation and Supervision-Bank Regulation-Capital Requirements.”

Source of Strength.  The Federal Reserve Board requires all holding companies to serve as a source of strength for depository institution subsidiaries by providing capital, liquidity and other support in times of financial distress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies that expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Acquisition of the Company.  Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Federal Reserve Board if any person (including a company), or a group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company or bank.  Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change in control of the Company.  Under the CIBCA, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition.  Any company that so acquires control would then be subject to regulation as a bank holding company.

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

For the year ended September 30, 2015, we recorded a provision for loan losses of $2.0 million and net loan charge-offs of $2.2 million.  While our non-performing assets decreased from $32.8 million, or 2.37% of total assets, at September 30, 2014 to $22.7 million, or 1.49% of total assets, at September 30, 2015, the amount at September 30, 2015 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007.  The elevated level of non-performing assets was primarily due to the weakened economy and the soft real estate market.  If the economy and/or the real estate market do not continue to improve, these assets may not perform according to their terms and the value of the collateral may be insufficient to repay any remaining loan balance.  If this occurs, we may experience losses, which could have a negative effect on our results of operations.  We maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date based on various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  However, if the results of our analyses are not correct, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could have a material adverse effect on our operating results.

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

At September 30, 2015, $771.1 million, or 64.1%, of our loan portfolio consisted of loans to commercial borrowers, including commercial and multi-family real estate loans and commercial and industrial loans, and to a lesser extent, land acquisition and development loans and real estate construction and development loans.  We intend to continue to offer these types of lending, with an emphasis in owner-occupied commercial real estate loans and commercial and industrial loans.  During the year ended September 30, 2015, we also increased the volume of our real estate construction and development lending.  Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by non-real estate collateral that may depreciate over time.  Further, unlike residential mortgages or multi-family or commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at the time of default.

Our emphasis on residential mortgage loans and home equity lines of credit exposes us to lending risks.

At September 30, 2015, $318.3 million, or 26.5%, of our loan portfolio consisted of one- to four-family residential first mortgage loans, $41.8 million, or 3.5%, of our loan portfolio consisted of one- four-family residential second mortgage loans and $70.5 million, or 5.9%, of our loan portfolio consisted of home equity lines of credit.  Declines in the housing market following the economic downturn in 2007 resulted in declines in real estate values in our market areas during that period.  Such values have not yet fully recovered to their pre-recessionary levels.  These declines in real estate values could cause some of our mortgage and home equity lines of credit to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.  During the years ended September 30, 2015, 2014 and 2013, we experienced net charge-offs of $1.7 million, $3.2 million and $6.5 million, respectively, on residential mortgage loans and home equity lines of credit.

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

A portion of our residential mortgage loans are secured by liens on properties in which the borrowers have little or no equity because we originated a first mortgage with an 80% loan-to-value ratio at the time of purchase and a concurrent second mortgage with a combined loan-to-value ratio of up to

100%.  At September 30, 2015, approximately $8.4 million of second mortgage loans, or 1.9% of our $430.6 million residential mortgage loan portfolio, had original combined loan-to-value ratios in excess of 90% based on appraisals obtained at the time of origination.  In addition, our home equity lines of credit may have, when added to existing senior lien balances, a combined loan-to-value ratio at the date of origination based upon the fully-disbursed amount of up to 100% of the value of the home securing the loan. At September 30, 2015, we held $15.2 million of uninsured home equity lines of credit with a combined loan-to-value ratio in excess of 90% based on a combination of original and updated appraisals.  Subsequent declines in real estate values during the recent economic downturn have likely resulted in an increase in such loan-to-value ratios. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than would those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the proceeds of the sale.

Our earnings could be negatively affected if the level of our non-performing assets increases.

While our non-performing assets decreased from $32.8 million, or 2.37% of total assets, at September 30, 2014 to $22.7 million, or 1.49% of total assets, at September 30, 2015, the amount at September 30, 2015 remained elevated compared to historical levels that we experienced prior to the economic downturn in 2007. We do not record interest income on non-accrual loans or real estate acquired through or in lieu of foreclosure, which has a negative impact on our net interest margin.  An increase in non-performing assets might require additions to our allowance for loan losses through provisions for loan losses, which are recorded as charges to income.  From time to time, we may record write downs of the value of properties that we previously acquired through foreclosure to reflect changing market values, which are also recorded as charges to income.  There are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to foreclosed properties.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain historically high.  Recovery by many businesses has been impaired by lower consumer spending.  A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services.  These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets and troubled debt restructurings jumped from $13.6 million at September 30, 2007 to high of $79.0 million at December 31, 2009.  Since that time, the amount of non-performing assets and troubled debt restructurings has declined to $22.7 million at September 30, 2015.  Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

If the value of real estate in the St. Louis, Kansas City and Omaha metropolitan areas were to decline, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

The St. Louis, Kansas City and Omaha metropolitan areas experienced declines in home prices during the period of economic downturn that began in 2007 and such values have not yet fully returned to their pre-recessionary levels.  Weak local economic conditions have an additional adverse affect on the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our earnings. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions for the property securing foreclosed loans at the time of foreclosure and at certain other times during the holding period of the assets. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting additional losses. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further losses. Significant losses on our foreclosed real estate could have a material adverse effect on our financial condition and results of operations.

Adverse conditions in the local economy could decrease our earnings.

Beginning in the latter half of 2007, depressed economic conditions existed throughout the United States, including our market areas.  During this period, our market areas experienced home price declines, increased foreclosures and increased unemployment rates.  Although economic conditions have somewhat improved since this downturn, continued weak economic conditions in our market areas could reduce or limit our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased loan delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect our results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

Our mortgage originations could decrease due to a slowdown in refinance activity, which could result in less non-interest income.

Mortgage revenues, which we recognize from the sale in the secondary market of mortgage loans originated by our mortgage lending division, have traditionally been our largest source of non-interest income and a significant contributor to our net income.  As the result of the low level of market interest rates that existed throughout fiscal 2015, we saw strong demand for loans to refinance existing mortgages during this period.  Loans originated to refinance existing mortgages totaled $590.2 million, or 40.3% of total loans originated for sale, for the year ended September 30, 2015.  If market interest rates increase, we believe there will be fewer opportunities for financial institutions to originate loans to refinance existing mortgages.  If our mortgage originations decrease, our mortgage revenues and non-interest income will decrease.

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

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market.  Our agreements with the secondary market investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination (generally 90 days), or in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches (generally 90 days).  In addition, we may be required to refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination, which is generally 120 days.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We anticipate that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products (e.g., the prime rate) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  Additionally, an increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially adversely affect our net interest margin, asset quality, origination volume and overall profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in any of them.

As a bank holding company, we are subject to extensive examination, supervision and comprehensive regulation by various federal agencies that govern almost all aspects of our operations. These laws and regulations are not intended to protect our shareholders. Rather, these laws and regulations are intended to protect customers, depositors, the Deposit Insurance Fund (the “DIF”) and the overall financial stability of the U.S. These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with these laws and regulations is difficult and costly, and changes to these laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect both large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our business, financial condition and results of operations.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The full impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

The Basel III Capital Rules became effective as applied to us and the Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019. The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7.0%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements now must be risk-weighted at 150%, rather than the previous 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights took effect in full in 2015. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

The OCC and the Federal Reserve periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, our regulators were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we, the Bank or our respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against us, the Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

The Company’s ability to pay dividends and meet its interest obligations are subject to the ability of the Bank to make capital distributions to the Company.

The Company’s ongoing liquidity needs include funding its general operating expenses, paying dividends on its common and paying interest on its subordinated debentures.  The Company is dependent on the receipt of dividends from the Bank to satisfy these obligations.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations, the approval of the OCC is required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  The Bank was under no such requirement at September 30, 2015.  However, if such criteria are met in any future period, and to the extent that any such capital distributions are not approved by the OCC in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of interest on its subordinated debentures.

Additionally, the Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  These regulatory policies could affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  At September 30, 2015, our goodwill totaled $3.9 million.  While we have recorded no impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sale of loans, and brokered certificates of deposit.  At September 30, 2015, we had $170.5 million of FHLB advances outstanding with an additional $111.0 million available borrowing capacity, no borrowings from the Federal Reserve Bank outstanding with $157.5 million of available borrowing capacity and certificates of deposit obtained through national brokers totaling $30.0 million.  If we were to become less than “well capitalized,” as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits and could reduce the maximum borrowing limits we currently have available through the FHLB and the Federal Reserve Bank.  Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

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

The banking business is highly competitive and we experience competition from many other financial institutions.  We compete with commercial banks, credit unions, bank associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas.

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

We also conduct business through loan production offices in Chesterfield, Lee’s Summit, Liberty, Osage Beach, Pevely, Springfield, and Warrensburg, Missouri, Council Bluffs, Iowa, Lincoln, Omaha and Papillion, Nebraska, Lawrence, Overland Park, Parkville, and Wichita, Kansas and Naperville, Illinois.  Each of these offices is leased with terms that expire between 2016 and 2019.

The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $17.6 million at September 30, 2015.

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

For a description of restrictions on the Bank’s ability to pay cash dividends to Pulaski Financial Corp., see “Regulation — Bank Regulation — Limitations on Capital Distributions.”  The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of fiscal 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 through July 31, 2015	654	$13.36	—	403,800
August 1, 2015 through August 31, 2015	326	13.42	—	403,800
September 1, 2015 Through September 30, 2015	334	12.99	—	403,800
Total	1,314	$13.28

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

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to the section captioned “Selected Consolidated Financial Information” in the 2015 Annual Report to Stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Annual Report to Stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Analysis” in the 2015 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the 2015 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included on page 33 in the 2015 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

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

Corporate Governance

For information regarding the Compensation Committee report, the section captioned “Compensation Committee Report” is incorporated herein by reference.

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

(d)                                 Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of September 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	544,818	$11.13	527,443

Equity compensation plans not approved by security holders

(1)         Includes 100,674 shares issuable under outstanding performance stock units based on an assumed target performance, unless performance is otherwise known.

(2)         The weighted average exercise price does not take into account shares subject to performance stock units, which have no exercise price.

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.              Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2015 and 2014

Consolidated Statements of Income and Comprehensive Income for the Years Ended September 30, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the Years ended September 30, 2015, 2014 and 2013

Such financial statements are incorporated herein by reference to the Consolidated Financial Statements and Notes thereto included in the 2015 Annual Report to Stockholders.

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

10.1*	Employment Agreement by and among Pulaski Bank, Pulaski Financial Corp. and Gary W. Douglass	Form 10-Q for the quarterly period ended March 31, 2008, as filed on May 12, 2008
10.2*	Pulaski Financial Corp. 2002 Stock Option Plan.	Definitive Proxy Statement as filed on December 27, 2001
10.3*	Pulaski Financial Corp. 2000 Stock-Based Incentive Plan	Definitive Proxy Statement as filed on December 12, 1999
10.4*	Amendment to Pulaski Financial Corp. 2002 Stock Option Plan	Form 10-Q for the quarterly period ended March 31, 2004, as filed on May 14, 2004
10.5*	Pulaski Financial Corp. Deferred Compensation Plan (“Equity Trust Plan”)	Form 10-K for the year ended September 30, 2003, as filed on December 29, 2003
10.6*	Form of Stock Option Agreement	Form 10-Q for the year period ended March 31, 2005, as filed on May 10, 2005
10.7*	Pulaski Financial Corp. Cash-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.8*	Pulaski Financial Corp. Stock-Based Deferred Compensation Plan, as amended and restated	Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 8, 2009
10.9*	Form of Pulaski Financial Corp. Cash-Based Deferred Compensation Plan Election Form	Definitive Proxy Statement as filed on December 13, 2005
10.10*	Form of Pulaski Financial Corp. Stock-Based Deferred Compensation Plan Election Form	Form 10-K for the year ended September 30, 2005, as filed on December 30, 2005
10.11*	Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders

10.12*	Form of Non-Solicitation and Confidentiality Agreement between Pulaski Financial Corp. and each of Paul J. Milano and W. Thomas Reeves	Form 10-K for the year ended September 30, 2008, as filed on December 12, 2008
10.13*	Amendment to the Pulaski Financial Corp. 2006 Long-Term Incentive Plan	Form 10-K for the year ended September 30, 2013, as filed on December 16, 2013
10.14*	Pulaski Financial Corp. Short-Term Incentive Outperformance Plan	Form 10-K for the year ended September 30, 2013, as filed on December 16, 2013
13.1	2015 Annual Report to Stockholders
21.1	Subsidiaries of Pulaski Financial Corp.
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Pulaski Financial Corp.’s Annual Report on Form 10-K for the year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

NAME	TITLE	DATE

/s/ Gary W. Douglass	President and Chief Executive Officer	December 11, 2015
Gary W. Douglass	(principal executive officer)

/s/ Paul J. Milano	Chief Financial Officer	December 11, 2015
Paul J. Milano	(principal accounting and financial officer)

/s/ Stanley J. Bradshaw	Chairman of the Board	December 11, 2015
Stanley J. Bradshaw

/s/ Lee S. Wielansky	Director	December 11, 2015
Lee S. Wielansky

/s/ William M. Corrigan, Jr.	Director	December 11, 2015
William M. Corrigan, Jr.

/s/ Michael R. Hogan	Director	December 11, 2015
Michael R. Hogan

/s/ Timothy K. Reeves	Director	December 11, 2015
Timothy K. Reeves

/s/ Sharon A. Tucker	Director	December 11, 2015
Sharon A. Tucker