Form 10-Q
period 2015-12-31
PULASKI FINANCIAL CORP
filed 2016-02-09
CIK 1062438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2016
Common Stock, par value $.01 per share	11,958,158 shares

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 and SEPTEMBER 30, 2015

	December 31,	September 30,
	2015	2015
ASSETS
Cash and amounts due from depository institutions	$13,755,947	$11,996,951
Federal funds sold and overnight interest-bearing deposits	74,754,325	67,786,775
Total cash and cash equivalents	88,510,272	79,783,726
Debt and mortgage-backed securities available for sale, at fair value	5,282,984	5,326,831
Debt and mortgage-backed securities held to maturity, at amortized cost (fair value of $42,635,445 and $42,319,807 at December 31, 2015 and September 30, 2015, respectively)	42,625,873	42,201,040
Capital stock of Federal Home Loan Bank and Federal Reserve Bank, at cost	13,216,300	11,156,300
Mortgage loans held for sale, at fair value	189,669,017	112,651,387
Loans receivable (net of allowance for loan losses of $15,852,762 and $15,799,107 at December 31, 2015 and September 30, 2015, respectively)	1,222,234,659	1,188,369,404
Real estate acquired in settlement of loans (net of valuation allowance of $60,700 and $76,700 at December 31, 2015 and September 30, 2015, respectively)	4,754,892	5,150,663
Premises and equipment, net	17,590,678	17,589,765
Goodwill	3,938,524	3,938,524
Accrued interest receivable	3,181,479	3,151,019
Bank-owned life insurance	34,791,384	34,571,455
Deferred tax assets, net	7,747,434	8,391,617
Prepaid expenses, accounts receivable and other assets	12,192,233	9,412,615

Total assets	$1,645,735,729	$1,521,694,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$1,214,219,501	$1,137,804,738
Borrowed money	269,600,038	219,853,652
Subordinated debentures	19,589,000	19,589,000
Advance payments by borrowers for taxes and insurance	3,025,481	4,936,967
Accrued interest payable	510,727	488,647
Other liabilities	14,788,708	17,523,252
Total liabilities	1,521,733,455	1,400,196,256

STOCKHOLDERS’ EQUITY :

Common stock - $0.01 par value per share, 18,000,000 shares authorized; 13,082,087 shares issued at December 31, 2015 and September 30, 2015	130,821	130,821
Treasury stock - at cost (1,219,748 and 1,259,395 shares at December 31, 2015 and September 30, 2015, respectively)	(11,862,158)	(11,981,018)
Additional paid-in capital	62,264,697	61,871,570
Accumulated other comprehensive (loss) gain, net	(8,181)	3,204
Retained earnings	73,477,095	71,473,513
Total stockholders’ equity	124,002,274	121,498,090

Total liabilities and stockholders’ equity	$1,645,735,729	$1,521,694,346

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended
	December 31,
	2015	2014
Interest and Dividend Income:
Loans receivable	$11,883,515	$11,406,317
Mortgage loans held for sale	1,264,360	703,461
Securities and other	159,867	113,771
Total interest and dividend income	13,307,742	12,223,549
Interest Expense:
Deposits	1,240,053	893,755
Borrowed money	228,964	354,732
Subordinated debentures	131,434	124,826
Total interest expense	1,600,451	1,373,313
Net interest income	11,707,291	10,850,236
Provision for loan losses	(800,000)	500,000
Net interest income after provision for loan losses	12,507,291	10,350,236
Non-Interest Income:
Mortgage revenues	2,183,313	1,474,363
Retail banking fees	1,064,177	1,054,775
Bank-owned life insurance income	219,928	245,187
Other	142,139	941,609
Total non-interest income	3,609,557	3,715,934
Non-Interest Expense:
Salaries and employee benefits	6,358,680	4,969,548
Occupancy, equipment and data processing expense	3,063,025	2,793,698
Advertising	154,648	171,553
Professional services	1,004,377	497,349
FDIC deposit insurance premium expense	251,429	259,174
Real estate foreclosure (recoveries) losses and expense, net	(13,189)	77,001
Postage, document delivery and office supplies expense	153,054	163,925
Other	407,778	394,027
Total non-interest expense	11,379,802	9,326,275
Income before income taxes	4,737,046	4,739,895
Income tax expense	1,581,519	1,604,572
Net income	$3,155,527	$3,135,323
Other comprehensive income:
Unrealized loss on debt and mortgage-backed securities available for sale	(18,363)	(39,037)
Income tax benefit	6,978	14,834
Net unrealized loss	(11,385)	(24,203)
Comprehensive income	$3,144,142	$3,111,120
Per Common Share Amounts:
Basic earnings per common share	$0.27	$0.27
Weighted average common shares outstanding - basic	11,896,508	11,715,120
Diluted earnings per common share	$0.26	$0.26
Weighted average common shares outstanding - diluted	12,080,234	12,063,777

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2015

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss), Net	Earnings	Total

BALANCE, SEPTEMBER 30, 2015	$130,821	$(11,981,018)	$61,871,570	$3,204	$71,473,513	$121,498,090
Net income	—	—	—	—	3,155,527	3,155,527
Other comprehensive loss	—	—	—	(11,385)	—	(11,385)
Common stock dividends ($0.095 per share)	—	—	—	—	(1,151,945)	(1,151,945)
Commission on shares purchased for dividend reinvestment plan	—	—	408	—	—	408
Stock options exercised (3,400 shares)	—	22,263	8,802	—	—	31,065
Stock option and award expense	—	—	80,487	—	—	80,487
Common stock issued under employee compensation plans (4,200 shares)	—	27,503	(27,503)	—	—	—
Common stock issued for performance-based common share units earned (46,729 shares)	—	305,981	224,702	—	—	530,683
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (14,682 shares)	—	(236,887)	—	—	—	(236,887)
Excess tax benefit from stock-based compensation	—	—	106,231	—	—	106,231
BALANCE, DECEMBER 31, 2015	$130,821	$(11,862,158)	$62,264,697	$(8,181)	$73,477,095	$124,002,274

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2014

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

BALANCE, SEPTEMBER 30, 2014	$130,821	$(12,657,442)	$62,739,343	$(26,210)	$61,929,624	$112,116,136
Net income	—	—	—	—	3,135,323	3,135,323
Other comprehensive loss	—	—	—	(24,203)	—	(24,203)
Common stock dividends ($0.095 per share)	—	—	—	—	(1,141,435)	(1,141,435)
Commission on shares purchased for dividend reinvestment plan	—	—	(4,579)	—	—	(4,579)
Stock options exercised (42,200 shares)	—	276,326	150,954	—	—	427,280
Stock option and award expense	—	—	86,310	—	—	86,310
Common stock issued under employee compensation plans (544 shares)	—	3,562	2,961	—	—	6,523
Forfeiture of restricted common stock awards (1,368 shares)	—	(13,338)	13,338	—	—	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation (20,795 shares)	—	(246,346)	—	—	—	(246,346)
Equity trust expense, net of forfeitures	—	—	64,868	—	—	64,868
Excess tax expense from stock-based compensation	—	—	92,505	—	—	92,505
BALANCE, DECEMBER 31, 2014	$130,821	$(12,637,238)	$63,145,700	$(50,413)	$63,923,512	$114,512,382

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$3,155,527	$3,135,323
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion:
Premises and equipment	545,232	516,165
Net deferred loan costs	580,871	493,351
Debt and mortgage-backed securities premiums and discounts, net	97,787	64,067
Equity trust expense	—	64,868
Stock option and award expense	80,487	86,310
Provision for loan losses	(800,000)	500,000
Provision for losses on real estate acquired in settlement of loans	65,800	71,200
Gains on sales of real estate acquired in settlement of loans	(137,803)	(46,663)
Originations of mortgage loans held for sale	(413,223,792)	(260,496,482)
Proceeds from sales of mortgage loans held for sale	335,126,845	231,290,330
Gain on sales of loans held for sale	(2,516,845)	(1,725,330)
Increase in cash value of bank-owned life insurance	(219,928)	(245,187)
Decrease in deferred tax asset	644,183	191,389
Common stock issued under employee compensation plans	—	6,523
Excess tax benefit from stock-based compensation	(106,231)	(92,505)
Decrease in accrued expenses	(1,333,276)	(886,904)
Decrease in current income taxes payable	(1,605,546)	(35,156)
Changes in other assets and liabilities	(2,470,511)	(646,276)
Net adjustments	(85,272,727)	(30,890,300)
Net cash used in operating activities	(82,117,200)	(27,754,977)

Cash Flows From Investing Activities:
Proceeds from:
Maturities of debt securities available for sale	—	10,000,000
Maturities of debt securities held to maturity	14,500,000	5,000,000
Principal payments on mortgage-backed securities	56,913	159,889
Redemption of Federal Home Loan Bank stock	7,300,000	8,196,000
Sales of real estate acquired in settlement of loans receivable	455,957	1,603,339
Purchases of:
Debt securities available for sale	—	(5,144,700)
Debt securities held to maturity	(15,054,050)	(14,859,118)
Federal Home Loan Bank stock	(9,360,000)	(6,940,000)
Premises and equipment	(546,145)	(503,326)
Net increase in loans receivable	(30,038,147)	(22,320,738)
Net cash used in investing activities	$(32,685,472)	$(24,808,654)

(Continued on next page.)

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014, CONTINUED

	Three Months Ended
	December 31,
	2015	2014
Cash Flows From Financing Activities:
Net increase in deposits	$76,414,763	$76,679,926
Net increase (decrease) in overnight retail repurchase agreements	(1,503,614)	2,023,032
Net increase (decrease) in overnight Federal Home Loan Bank advances	51,500,000	(31,400,000)
Payments on term loan	(250,000)	(250,000)
Net decrease in advance payments by borrowers for taxes and insurance	(1,911,486)	(2,212,600)
Proceeds from stock options exercised	31,065	427,280
Excess tax expense from stock-based compensation	106,231	92,505
Dividends paid on common stock	(1,151,945)	(1,141,435)
Commission on shares purchased for dividend reinvestment plan	408	(4,579)
Common stock issued for performance-based common share units earned	530,683	—
Common stock surrendered to satisfy tax withholding obligations of stock-based compensation	(236,887)	(246,346)
Net cash provided by financing activities	123,529,218	43,967,783
Net increase (decrease) in cash and cash equivalents	8,726,546	(8,595,848)
Cash and cash equivalents at beginning of period	79,783,726	81,549,093
Cash and cash equivalents at end of period	$88,510,272	$72,953,245

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest on deposits	$1,222,092	$884,653
Interest on borrowed money	227,847	354,553
Interest on subordinated debentures	128,431	123,407
Cash paid during the period for interest	1,578,370	1,362,613
Income taxes, net	2,429,674	1,341,000

Noncash Activities:
Real estate acquired in settlement of loans receivable	61,873	3,546,013
Loans to facilitate the sale of real estate acquired in settlement of loans receivable	73,690	—

See accompanying notes to the unaudited consolidated financial statements.

PULASKI FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Pulaski Financial Corp. (the “Company”) and its wholly owned subsidiary, Pulaski Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Pulaski Service Corporation and Priority Property Holdings, LLC.  All significant intercompany accounts and transactions have been eliminated.  The assets of the Company consist primarily of the investment in the outstanding shares of the Bank and its liabilities consist principally of obligations on its subordinated debentures and a term loan from a commercial bank.  Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  The Company, through the Bank, operates as a single business segment, providing traditional community banking services through its full-service branch network and mortgage loan production offices.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not contain all of the information and disclosures required by U.S. GAAP as applied to annual reports on Form 10-K.  Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2015 contained in the Company’s 2015 Annual Report to Stockholders, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2015 and September 30, 2015 and its results of operations for the three-month periods ended December 31, 2015 and 2014.  The results of operations for the three-month period ended December 31, 2015 are not necessarily indicative of the operating results that may be expected for the entire fiscal year or for any other period.

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

Effective January 1, 2015, the Company elected to account for all loans held for sale at fair value.  In prior quarters, the Company accounted for loans held for sale at the lower of cost or fair value.  Refer to Note 9 for further discussion.

Certain reclassifications have been made to the fiscal 2015 amounts to conform to the fiscal 2016 presentation.

The Company has evaluated all subsequent events to ensure that the accompanying consolidated financial statements include the effects of any subsequent events that should be recognized in such consolidated financial statements as of December 31, 2015, and the appropriate disclosure of any subsequent events that were not recognized in the financial statements.

2.                    EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding.  The effect of potential dilutive securities is included in diluted earnings per share.  The computations of basic and diluted earnings per share are presented in the following table.

	Three Months Ended
	December 31,
	2015	2014
Net income	$3,155,527	$3,135,323

Weighted average common shares outstanding - basic	11,896,508	11,715,120
Effect of dilutive securities:
Treasury stock held in equity trust - unvested shares	2,153	190,704
Equivalent shares - employee stock options and awards	181,573	157,953
Weighted average common shares outstanding - diluted	12,080,234	12,063,777

Earnings per share:
Basic	$0.27	$0.27
Diluted	$0.26	$0.26

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during a period.  Proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.  Options to purchase common shares totaling 50,500 and 217,194 were excluded from the computations of diluted earnings per share for the three months ended December 31, 2015 and 2014, respectively, because the exercise price of the options, when combined with the effect of the unamortized compensation expense, were greater than the average market price of the common shares and were considered anti-dilutive.

3.                    STOCK-BASED COMPENSATION

The Company maintains shareholder-approved, stock-based incentive plans, which permit the granting of options to purchase common stock of the Company, awards of restricted shares of common stock and awards of “common share units” that can be settled in shares of common stock.  All employees, non-employee directors and consultants of the Company and its affiliates are eligible to receive awards under the plans.  The plans authorize the granting of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, options that do not so qualify (non-statutory stock options) and the granting of restricted shares of common stock.  Stock options awards are generally granted with an exercise price equal to the market value of the Company’s shares at the date of grant and generally vest over a period of three to five years.  The exercise period for all stock options generally may not exceed 10 years from the date of grant.  Restricted stock awards generally vest over a period of two to five years. Generally, option and share awards provide for accelerated vesting if there is a change in control (as defined in the plans).  Shares used to satisfy stock awards and stock option exercises are generally issued from treasury stock.  At December 31, 2015, the Company had 510,072 reserved but unissued shares under the shareholder-approved Pulaski Financial Corp. 2006 Long-Term Incentive Plan that can be awarded in the form of stock options or share awards.  The authority to issue awards under this plan expired on January 26, 2016.  In addition, on December 3, 2015, the Company and First Busey Corporation entered into a Merger Agreement, pursuant to which First Busey will acquire the Company and the Bank. Under the terms of the Merger Agreement, the Company agreed not to issue any new stock-based awards.  Refer to Note 17 for further discussion of the proposed merger.

Restricted Stock Awards - A summary of activity in the Company’s restricted stock awards as of and for the three-month period ended December 31, 2015 is as follows:

		Weighted
		Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested at September 30, 2015	31,546	$10.46
Granted	4,200	14.99
Vested	(8,421)	11.34
Forfeited	—	—
Nonvested at December 31, 2015	27,325	$10.88

Stock Option Awards - A summary of activity in the Company’s stock option program as of and for the three-month period ended December 31, 2015 is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	Of Shares	Price	Value	Life (years)
Outstanding at September 30, 2015	444,144	$11.13
Granted	—	—
Exercised	(3,400)	9.14
Expired	(10,000)	17.25
Forfeited	—	—
Outstanding at December 31, 2015	430,744	$11.01	$2,158,839	2.3
Exercisable at December 31, 2015	430,744	$11.01	$2,158,839	2.3

There were no stock options granted during the three months ended December 31, 2015 and 2014.

Common Share Units — On December 10, 2014, the Company granted approximately 105,000 “common share units” to its seven executive officers that were intended to provide such officers with incentive compensation tied to the Company’s successful performance for each of the fiscal years in the three-year period ended September 30, 2017.  The terms of the grants provide that the common share units will be settled in an equal number of shares of the Company’s common stock at the dates of vesting.  Under the terms of the grants, one-third of the common share units are eligible for vesting in each of the years in the three-year period ended September 30, 2017 determined by measurement of the Company’s cumulative performance over each of the one-year, two-year and three-year performance measurement periods based on two independent criteria, which will receive equal weighting: a cumulative return on average equity measured against internally-established targets and a cumulative total shareholder return measured against the SNL MicroCap Bank & Thrift Index.  The participants must be employed by the Company at the end of each of the performance measurement periods to be eligible for payment of the award.  The number of common share units in each award can be adjusted upward or downward under a pre-determined formula depending on the degree of attainment of the performance criteria up to a maximum of 150% of the common share units to be awarded in each year. On December 14, 2015, 46,729 common share units were vested and distributed to the executive officers based on the Company’s performance for the year ended September 30, 2015.

As of December 31, 2015, the total unrecognized compensation expense related to nonvested stock options, restricted stock awards and common share units was approximately $0, $216,000 and $435,000, respectively, and the related weighted average periods over which it is expected to be recognized are approximately 0 years, 2.0 years and 1.5 years, respectively.

Equity Trust Plan - The Company maintains a deferred compensation plan (“Equity Trust Plan”) for the benefit of key loan officers and sales staff.  The plan is designed to recruit and retain top-performing loan officers and other key revenue-producing employees who are instrumental to the Company’s success.  In prior years, the plan allowed the recipients to defer a percentage of commissions earned into a rabbi trust for the benefit of the participants.  However, effective May 1, 2015, participants no longer have the option to defer commissions under the plan.  The assets of the trust are limited to shares of Company common stock and cash.  Awards related to participant contributions generally vest immediately or over a period of two to five years.  Awards related to Company contributions generally vest over a period of three to five years. The participants will generally forgo any accrued but nonvested benefits if they voluntarily leave the Company.  Vested shares in the plan are treated as issued and outstanding when computing basic and diluted earnings per share, whereas nonvested shares are treated as issued and outstanding only when computing diluted earnings per share.  Because excess shares and cash held by the trust were used to fund participant contributions during the three months ended December 31, 2015 and 2014, the plan purchased no shares during these periods.  There were no vested shares distributed to participants during the three months ended December 31, 2015.  At December 31, 2015, there were 95,819 shares in the plan with an aggregate carrying value of $863,000, including 2,064 shares that were not yet vested.  Such shares were included in treasury stock in the Company’s consolidated financial statements.

4.                    INCOME TAXES

Deferred tax assets totaled $7.7 million and $8.4 million at December 31, 2015 and September 30, 2015, respectively, and resulted primarily from the temporary differences related to the allowance for loan losses.  Deferred tax assets are recognized only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities.  A valuation allowance should be provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized.  A valuation allowance totaling $177,000 was provided at December 31, 2015 and September 30, 2015 for certain capital loss carryforwards that are projected to expire prior to their utilization.  The Company will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.

At December 31, 2015, the Company had $138,000 of unrecognized tax benefits, $129,000 of which would affect the effective tax rate if recognized.  The Company recognizes interest related to uncertain tax positions in income tax expense and classifies such interest and penalties in the liability for unrecognized tax benefits.  As of December 31, 2015, the Company had approximately $9,000 accrued for the payment of interest and penalties.  The tax years ended September 30, 2012 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject.

5.                    DEBT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of debt and mortgage-backed securities held to maturity and available for sale at December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of government-sponsored entities	$40,163,998	$—	$(90,703)	$40,073,295
Mortgage-backed securities:
Ginnie Mae	17,753	481	(1)	18,233
Fannie Mae	2,441,374	99,808	(44)	2,541,138
Collateralized mortgage obligations:
Freddie Mac	2,748	31	—	2,779

Total held to maturity	$42,625,873	$100,320	$(90,748)	$42,635,445

Weighted average yield at end of period	0.59%

AVAILABLE FOR SALE:
Debt obligations of government-sponsored entities	$5,155,075	$—	$(15,581)	$5,139,494
Mortgage-backed securities:
Ginnie Mae	141,105	2,385	—	143,490
Total available for sale	$5,296,180	$2,385	$(15,581)	$5,282,984

Weighted average yield at end of period	0.66%

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
HELD TO MATURITY:

Debt obligations of government-sponsored entities	$39,688,302	$9,781	$(8,272)	$39,689,811
Mortgage-backed securities:
Ginnie Mae	22,783	630	—	23,413
Fannie Mae	2,487,024	116,593	—	2,603,617
Collateralized mortgage obligations:
Freddie Mac	2,931	35	—	2,966

Total held to maturity	$42,201,040	$127,039	$(8,272)	$42,319,807

Weighted average yield at end of year	0.55%

AVAILABLE FOR SALE:
Debt obligations of government-sponsored entities	$5,173,663	$2,128	$—	$5,175,791
Mortgage-backed securities:
Ginnie Mae	147,999	3,041	—	151,040
Total available for sale	$5,321,662	$5,169	$—	$5,326,831

Weighted average yield at end of year	0.67%

The following summary displays the length of time debt and mortgage-backed securities were in a continuous unrealized loss position as of December 31, 2015 and September 30, 2015.  Based on the existing facts and circumstances, the Company determined that no other-than-temporary impairment exists.  In addition, the Company has no intent to sell any securities in unrealized loss positions prior to their recovery, and it is not more-likely-than-not that the Company would be required to sell such securities.  Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer.

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Held to Maturity:
Debt obligations of government-sponsored entities	$35,077,050	$87,275	$4,996,245	$3,428	$40,073,295	$90,703
Mortgage-backed securities
Ginnie Mae	1,103	1	—	—	1,103	1
Fannie Mae	90,580	44	—	—	90,580	44
Available for Sale:
Debt obligations of government-sponsored entities	5,139,494	15,581	—	—	5,139,494	15,581

Total	$40,308,227	$102,901	$4,996,245	$3,428	$45,304,472	$106,329

September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
Debt obligations of government-sponsored entities	$10,088,530	$7,180	$4,998,330	$1,092	$15,086,860	$8,272

Debt and mortgage-backed securities with carrying values totaling approximately $40.2 million and $44.9 million at December 31, 2015 and September 30, 2015, respectively, were pledged to secure retail repurchase agreements.

6.                          LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31,	September 30,
	2015	2015
Single-family residential:
Residential first mortgage	$326,991,303	$318,267,276
Residential second mortgage	41,147,728	41,822,172
Home equity lines of credit	69,187,943	70,530,171
Total single-family residential	437,326,974	430,619,619
Commercial:
Commercial and multi-family real estate:
Owner-occupied	155,060,197	147,654,718
Non-owner occupied	251,349,197	253,216,014
Land acquisition and development	34,941,768	32,584,435
Real estate construction and development	85,600,944	79,389,600
Commercial and industrial	268,195,070	258,229,211
Total commercial	795,147,176	771,073,978
Consumer and installment	3,242,493	1,650,965
	1,235,716,643	1,203,344,562
Add (less):
Deferred loan costs	5,292,160	5,243,573
Loans in process	(2,921,382)	(4,419,624)
Allowance for loan losses	(15,852,762)	(15,799,107)

Total	$1,222,234,659	$1,188,369,404

Weighted average rate at end of year	3.96%	3.97%

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

In general, impairment losses on all single-family residential real estate loans that become 180 days past due and all consumer loans that become 120 days past due are recognized through charge-offs to the allowance for loan losses.  For impaired, single-family residential real estate and consumer loans that do not meet these criteria, management considers many factors before charging off a loan and might establish a specific reserve in lieu of a charge-off if management determines that the circumstances affecting the collectability of the loan are subject to change.  While the delinquency status of the loan is a primary factor in determining whether to establish a specific reserve or record a charge-off, other key factors are considered, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  For purposes of determining the general allowance for loan losses, all residential and consumer loan charge-offs and changes in the level of specific reserves are included in the determination of historical loss rates for each pool of loans with similar risk characteristics, as described below.

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

For purposes of determining the general allowance for loan losses, the Company has segmented its loan portfolio into the following pools (or segments) that have similar risk characteristics: residential loans, commercial loans and consumer loans.  Loans within these segments are further divided into subsegments, or classes, based on the associated risks within these subsegments.  Residential mortgage loans are divided into three classes, including single-family first mortgage loans, single-family second mortgage loans and home equity lines of credit.  Commercial loans are divided into four classes, including land acquisition and development loans, real estate construction and development loans, commercial and multi-family real estate loans, and commercial and industrial loans.  Consumer loans are not subsegmented because of the small balance in this segment.

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

Home equity lines of credit are initially offered as “revolving” lines of credit whereby funds can be borrowed during a “draw” period. The only required payments during the draw period are scheduled monthly interest payments.  In previous years, the Company offered home equity lines of credit with ten-year maturities that included a draw period for the entire ten years. The full principal amount was due at the end of the draw period as a lump-sum balloon payment and no required monthly principal payments were due prior to maturity.  Beginning in 2012, the Company discontinued this product and began offering home equity lines of credit with 15-year maturities, including an initial five-year draw period requiring interest-only payments, followed by the required monthly payment of principal and interest on a fully-amortizing basis for the remaining ten-year term.  The conversion of a home equity line of credit to a fully amortizing basis presents an increased level of default risk to the Company since the borrower no longer has the ability to make principal draws on the line, and the amount of the required monthly payment could substantially increase to provide for scheduled repayment of principal and interest.  At December 31, 2015, all of the Company’s home equity lines of credit were in the interest-only payment phase and all of its second mortgage loans were fully amortizing.  The following table summarizes when the draw periods of home equity lines of credit at December 31, 2015 are scheduled to end and the principal amount is to be repaid as a lump-sum balloon payment or the line converts to a fully-amortizing basis:

Principal Balance
At December 31,
2015
(In thousands)

Amount converting to fully-amortizing basis during the period ended September 30,
2016	$12,272
2017	17,321
2018	22,069
2019	7,829
Thereafter	9,697
Total	$69,188

Commercial loans represent loans to varying types of businesses, including municipalities, school districts and nonprofit organizations, to finance real estate investments, support working capital, operational needs and term financing of equipment.  Repayment of such loans is generally provided through operating cash flows of the business.  Commercial and multi-family real estate loans include loans secured by real estate occupied by the borrower for ongoing operations, non-owner-occupied real estate leased to one or more tenants and greater-than-four-family apartment buildings.  Land acquisition and development loans are made to borrowers to fund infrastructure improvements to vacant land to create finished marketable residential and commercial lots or land.  Most land development loans are originated with the intent that the loans will be paid through the sale of developed lots or land by the developers generally within twelve months of the completion date.  Real estate construction and development loans include secured loans for the construction of residential properties by real estate professionals and, to a lesser extent, individuals, and business properties that often convert to a commercial real estate loan at the completion of the construction period.  Commercial and industrial loans include loans made to support working capital, operational needs and term financing of equipment and are generally secured by equipment, inventory, accounts receivable and personal guarantees of the owner.  Repayment of such loans is generally provided through operating cash flows of the business, with the liquidation of collateral as a secondary repayment source.

Consumer loans primarily include loans secured by savings accounts and automobiles.  Savings account loans are fully secured by restricted deposit accounts held at the Bank.  Automobile loans include loans secured by new and pre-owned automobiles.

In determining the allowance and the related provision for loan losses, the Company establishes valuation allowances based upon probable losses identified during the review of impaired loans. These estimates are based upon a number of factors, such as payment history, financial condition of the borrower, expected future cash flows and discounted collateral exposure.  For further information, see the discussion of impaired loans below.  In addition, all loans that are not evaluated individually for impairment and any individually evaluated loans determined not to be impaired are segmented into groups based on similar risk characteristics, as described above.

Historical loss rates for each risk group are used as the starting point to determine the level of the allowance. Such loss rates, which are updated quarterly, are quantified using all recorded loan charge-offs and recoveries, changes in specific allowances on loans and real estate acquired through foreclosure, and any gains and losses on the final disposition of real estate acquired through or in lieu of foreclosure. The determination of these historical loss rates incorporates the quantification of annualized average loss rates that include losses incurred over a specified period of time, or “look-back period.” Beginning in the first fiscal quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years over the next two years. The five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, is believed to provide a representative historical loss period in the current economic environment.

The Company’s methodology incorporates an estimated loss emergence period for each risk group.  The loss emergence period is the period of time from when a borrower experiences a loss event and when the actual loss is recognized in the financial statements, generally at the time of initial charge-off of the loan balance.

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

The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31,
	2015	2014
Balance, beginning of period	$15,799,107	$15,978,421
Provision charged to expense	(800,000)	500,000
Charge-offs:
Single-family residential real estate:
First mortgage	107,096	168,719
Second mortgage	110,417	152,033
Home equity lines of credit	283,469	284,221
Total single-family residential real estate	500,982	604,973
Commercial loans:
Commercial and industrial	—	28,728
Total commercial	—	28,728
Consumer and installment	35,834	62,923
Total charge-offs	536,816	696,624
Recoveries:
Single-family residential real estate:
First mortgage	12,130	3,155
Second mortgage	23,801	13,379
Home equity lines of credit	79,517	94,592
Total single-family residential real estate	115,448	111,126
Commercial loans:
Commercial and multi-family real estate	94,029	8,980
Land acquisition and development	—	8,000
Real estate construction and development	251,795	3,447
Commercial and industrial	914,875	7,051
Total commercial	1,260,699	27,478
Consumer and installment	14,324	6,058
Total recoveries	1,390,471	144,662
Net (recoveries) charge-offs	(853,655)	551,962
Balance, end of period	$15,852,762	$15,926,459

The following table summarizes, by loan portfolio segment, the changes in the allowance for loan losses for the three months ended December 31, 2015 and 2014, respectively.

	Three Months Ended December 31, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$5,869,174	$9,900,981	$21,695	$7,257	$15,799,107
Provision charged (credited) to expense	36,572	(929,791)	49,008	44,211	(800,000)
Charge-offs	(500,982)	—	(35,834)	—	(536,816)
Recoveries	115,448	1,260,699	14,324	—	1,390,471
Balance, end of period	$5,520,212	$10,231,889	$49,193	$51,468	$15,852,762

	Three Months Ended December 31, 2014
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Activity in allowance for loan losses:
Balance, beginning of period	$7,671,441	$8,084,608	$28,797	$193,575	$15,978,421
Provision charged (credited) to expense	260,518	229,599	57,009	(47,126)	500,000
Charge-offs	(604,973)	(28,728)	(62,923)	—	(696,624)
Recoveries	111,126	27,478	6,058	—	144,662
Balance, end of period	$7,438,112	$8,312,957	$28,941	$146,449	$15,926,459

The following table summarizes the information regarding the balance in the allowance and the recorded investment in loans by impairment method as of December 31, 2015 and September 30, 2015, respectively.

	December 31, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of period based on:
Loans individually evaluated for impairment	$877,199	$111,820	$—	$—	$989,019
Loans collectively evaluated for impairment	4,643,013	10,120,069	49,193	51,468	14,863,743
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of period	$5,520,212	$10,231,889	$49,193	$51,468	$15,852,762

Recorded investment in loans receivable at end of period:
Total loans receivable	$441,051,295	$793,785,386	$3,250,740		$1,238,087,421
Loans receivable individually evaluated for impairment	13,674,206	1,771,406	—		15,445,612
Loans receivable collectively evaluated for impairment	427,377,089	792,013,980	3,250,740		1,222,641,809
Loans receivable acquired with deteriorated credit quality	—	—	—		—

	September 30, 2015
	Residential
	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance balance at end of year based on:
Loans individually evaluated for impairment	$977,140	$44,972	$—	$—	$1,022,112
Loans collectively evaluated for impairment	4,892,034	9,856,009	21,695	7,257	14,776,995
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total balance, end of year	$5,869,174	$9,900,981	$21,695	$7,257	$15,799,107

Recorded investment in loans receivable at end of year:
Total loans receivable	$434,158,827	$768,357,268	$1,652,416		$1,204,168,511
Loans receivable individually evaluated for impairment	13,609,898	4,086,219	—		17,696,117
Loans receivable collectively evaluated for impairment	420,548,929	764,271,049	1,652,416		1,186,472,394
Loans receivable acquired with deteriorated credit quality	—	—	—		—

Impaired Loans

The following is a summary of the unpaid principal balance and recorded investment of impaired loans as of December 31, 2015 and September 30, 2015.  The unpaid principal balances and recorded investments have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under Accounting Standards Codification (“ASC”) Topic 310-20-30.

	December 31, 2015		September 30, 2015
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans: (1)
Non-accrual loans	$5,841,261	$5,895,278	$5,538,920	$5,577,568
Troubled debt restructurings current under restructured terms	7,580,835	7,642,660	9,768,545	9,838,465
Troubled debt restructurings past due under restructured terms	1,877,440	1,907,674	2,267,010	2,280,083
Total non-performing loans	15,299,536	15,445,612	17,574,475	17,696,116
Troubled debt restructurings returned to accrual status	15,924,246	16,022,472	15,611,280	15,696,800
Total impaired loans	$31,223,782	$31,468,084	$33,185,755	$33,392,916

(1) All non-performing loans at December 31, 2015 and September 30, 2015 were classified as non-accrual.

A loan is considered to be impaired when, based on current information and events, management determines that the Company will be unable to collect all amounts due according to the loan contract, including scheduled interest payments.  When a loan is identified as impaired, the amount of impairment loss is measured based on either the present value of expected future cash flows, discounted at the loan’s effective interest rate, or for collateral-dependent loans, observable market prices or the current fair value of the collateral.  See Impaired Loans under Note 9, Fair Value Measurements.  If the amount of impairment loss is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the provision for loan losses.  If the fair value of the collateral is used to measure impairment of a collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell.  However, if repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measurement of impairment does not incorporate estimated costs to sell the collateral.  If the value of the impaired loan is determined to be less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), an impairment charge is recognized through a provision for loan losses.  The following table summarizes the principal balance, net of amounts charged off, of impaired loans at December 31, 2015 and September 30, 2015 by the impairment method used.

	December 31,	September 30,
	2015	2015
	(In thousands)

Fair value of collateral method	$23,205	$24,018
Present value of cash flows method	8,019	9,168
Total impaired loans	$31,224	$33,186

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

The following tables contain summaries of the unpaid principal balances of impaired loans segregated by loans that had partial charge-offs recorded and loans with no partial charge-offs recorded, and the related recorded investments and allowance for loan losses as of December 31, 2015 and September 30, 2015.  The recorded investments have been reduced by all partial charge-offs.

	December 31, 2015
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$3,936,050	$1,900,791	$2,035,259	$15,654,425	$17,689,684	$17,875,389	$—
Residential second mortgage	906,123	541,758	364,365	2,472,887	2,837,252	2,864,021	—
Home equity lines of credit	535,553	193,538	342,015	2,602,191	2,944,206	2,944,205	—
Total single-family residential loans	5,377,726	2,636,087	2,741,639	20,729,503	23,471,142	23,683,615	—
Commercial loans:
Commercial and multi-family real estate	91,085	56,619	34,466	4,501,753	4,536,219	4,549,637	—
Land acquisition and development	—	—	—	134,441	134,441	134,930
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	158,472	62,746	95,726	326,351	422,077	424,111	—
Total commercial loans	249,557	119,365	130,192	4,962,545	5,092,737	5,108,678	—
Consumer and installment	—	—	—	—	—	—	—
Total	5,627,283	2,755,452	2,871,831	25,692,048	28,563,879	28,792,293	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	510,730	208,678	302,052	1,644,271	1,946,323	1,960,316	550,553
Residential second mortgage	18,433	14,862	3,571	247,735	251,306	252,569	103,815
Home equity lines of credit	—	—	—	280,748	280,748	280,748	222,831
Total single-family residential loans	529,163	223,540	305,623	2,172,754	2,478,377	2,493,633	877,199
Commercial loans:
Commercial and multi-family real estate	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	181,526	181,526	182,158	111,820
Total commercial loans	—	—	—	181,526	181,526	182,158	111,820
Consumer and installment	—	—	—	—	—	—	—
Total	529,163	223,540	305,623	2,354,280	2,659,903	2,675,791	989,019

TOTAL:
Single-family residential loans:
Residential first mortgage	4,446,780	2,109,469	2,337,311	17,298,696	19,636,007	19,835,705	550,553
Residential second mortgage	924,556	556,620	367,936	2,720,622	3,088,558	3,116,590	103,815
Home equity lines of credit	535,553	193,538	342,015	2,882,939	3,224,954	3,224,953	222,831
Total single-family residential loans	5,906,889	2,859,627	3,047,262	22,902,257	25,949,519	26,177,248	877,199
Commercial loans:
Commercial and multi-family real estate	91,085	56,619	34,466	4,501,753	4,536,219	4,549,637	—
Land acquisition and development	—	—	—	134,441	134,441	134,930	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	158,472	62,746	95,726	507,877	603,603	606,269	111,820
Total commercial loans	249,557	119,365	130,192	5,144,071	5,274,263	5,290,836	111,820
Consumer and installment	—	—	—	—	—	—	—
Total	$6,156,446	$2,978,992	$3,177,454	$28,046,328	$31,223,782	$31,468,084	$989,019

	September 30, 2015
	Loans with Partial Charge-offs Recorded			Unpaid	Total
			Unpaid	Principal	Unpaid	Total
			Principal	Balance	Principal	Recorded
		Less	Balance	of Loans	Balance	Investment	Related
	Unpaid	Amount of	Net of	With No	Net of	Net of	Allowance
	Principal	Partial	Partial	Partial	Partial	Partial	For Loan
	Balance	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Charge-offs	Losses
WITH NO RELATED ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	$4,350,788	$2,101,709	$2,249,079	$14,528,332	$16,777,411	$16,912,036	$—
Residential second mortgage	893,197	555,172	338,025	2,410,518	2,748,543	2,774,631	—
Home equity lines of credit	658,378	228,997	429,381	2,459,636	2,889,017	2,889,017	—
Total single-family residential loans	5,902,363	2,885,878	3,016,485	19,398,486	22,414,971	22,575,684	—
Commercial loans:
Commercial and multi-family real estate	3,689,300	1,401,926	2,287,374	4,722,522	7,009,896	7,025,759	—
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	77,381	64,976	12,405	—	12,405	11,250	—
Commercial and industrial	164,591	62,746	101,845	334,928	436,773	438,879	—
Total commercial loans	3,931,272	1,529,648	2,401,624	5,057,450	7,459,074	7,475,888	—
Consumer and installment	—	—	—	—	—	—	—
Total	9,833,635	4,415,526	5,418,109	24,455,936	29,874,045	30,051,572	—

WITH AN ALLOWANCE RECORDED:
Single-family residential loans:
Residential first mortgage	337,013	87,921	249,092	2,173,816	2,422,908	2,449,665	576,849
Residential second mortgage	47,008	14,919	32,089	319,185	351,274	353,244	124,352
Home equity lines of credit	6,090	90	6,000	327,688	333,688	333,688	275,939
Total single-family residential loans	390,111	102,930	287,181	2,820,689	3,107,870	3,136,597	977,140
Commercial loans:
Commercial and multi-family real estate	—	—	—	15,539	15,539	15,814	3,539
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	188,301	188,301	188,933	41,433
Total commercial loans	—	—	—	203,840	203,840	204,747	44,972
Consumer and installment	—	—	—	—	—	—	—
Total	390,111	102,930	287,181	3,024,529	3,311,710	3,341,344	1,022,112

TOTAL:
Single-family residential loans:
Residential first mortgage	4,687,801	2,189,630	2,498,171	16,702,148	19,200,319	19,361,701	576,849
Residential second mortgage	940,205	570,091	370,114	2,729,703	3,099,817	3,127,875	124,352
Home equity lines of credit	664,468	229,087	435,381	2,787,324	3,222,705	3,222,705	275,939
Total single-family residential loans	6,292,474	2,988,808	3,303,666	22,219,175	25,522,841	25,712,281	977,140
Commercial loans:
Commercial and multi-family real estate	3,689,300	1,401,926	2,287,374	4,738,061	7,025,435	7,041,573	3,539
Land acquisition and development	—	—	—	—	—	—	—
Real estate construction and development	77,381	64,976	12,405	—	12,405	11,250	—
Commercial and industrial	164,591	62,746	101,845	523,229	625,074	627,812	41,433
Total commercial loans	3,931,272	1,529,648	2,401,624	5,261,290	7,662,914	7,680,635	44,972
Consumer and installment	—	—	—	—	—	—	—
Total	$10,223,746	$4,518,456	$5,705,290	$27,480,465	$33,185,755	$33,392,916	$1,022,112

During the three months ended December 31, 2015 and 2014, charge-offs of non-performing and impaired loans totaled $537,000 and $697,000, respectively, including partial charge-offs of $72,000 and $183,000, respectively.  At December 31, 2015 and September 30, 2015, the remaining principal balance of non-performing and impaired loans for which the Company previously recorded partial charge-offs totaled $3.2 million and $5.7 million, respectively.

The following tables contain a summary of the average recorded investments in impaired loans and the interest income recognized on such loans for the three months ended December 31, 2015 and 2014.  The recorded investments have been reduced by all partial charge-offs.

	Three Months Ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Single-family residential loans:
Residential first mortgage	$17,393,713	$128,253	$18,651,937	$122,946
Residential second mortgage	2,819,326	18,333	3,438,054	25,906
Home equity lines of credit	2,916,611	7,275	3,051,726	7,112
Commercial loans:
Commercial and multi-family real estate	5,787,698	53,108	9,126,101	77,788
Land acquisition and development	67,465	—	1,905,553	—
Real estate construction and development	5,625	—	25,975	—
Commercial and industrial	431,495	—	2,353,060	—
Consumer and installment	—	—	59,151	—
Total		206,969		233,752

With an allowance recorded:
Single-family residential loans:
Residential first mortgage	2,204,991	—	3,600,088	—
Residential second mortgage	302,907	—	493,873	—
Home equity lines of credit	307,218	—	213,449	—
Commercial loans:
Commercial and multi-family real estate	7,907	—	25,066	—
Land acquisition and development	—	—	—	—
Real estate construction and development	—	—	—	—
Commercial and industrial	185,546	—	363,161	—
Consumer and installment	—	—	—	—
Total		—		—

Total:
Single-family residential loans:
Residential first mortgage	19,598,704	128,253	22,252,025	122,946
Residential second mortgage	3,122,233	18,333	3,931,927	25,906
Home equity lines of credit	3,223,829	7,275	3,265,175	7,112
Commercial loans:
Commercial and multi-family real estate	5,795,605	53,108	9,151,167	77,788
Land acquisition and development	67,465	—	1,905,553	—
Real estate construction and development	5,625	—	25,975	—
Commercial and industrial	617,041	—	2,716,221	—
Consumer and installment	—	—	59,151	—
Total		$206,969		$233,752

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes.  Borrowers are generally classified as delinquent once payments become 30 days or more past due.  The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable.  In general, loans are placed on non-accrual when they become 90 days or more past due.  However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Previously accrued but unpaid interest is charged to current income at the time a loan is placed on non-accrual status.  Subsequent collections of cash may be applied as reductions to the principal balance, interest in arrears, or recorded as income depending on management’s assessment of the ultimate collectability of the loan.  Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.  Prior to returning a loan to accrual status, the loan is individually reviewed and evaluated.  Many factors are considered prior to returning a loan to accrual status, including a positive change in the borrower’s financial condition or the Company’s collateral position that, together with the sustained period of repayment performance, result in the likelihood of a loss that is no longer probable.

The following is a summary of the recorded investment in loans receivable by class that were 30 days or more past due with respect to contractual principal or interest payments at December 31, 2015 and September 30, 2015.  The summary does not include commercial loans that had passed their contractual maturity dates and were in the process of renewal because the borrowers were not past due 30 days or more with respect to their scheduled periodic principal or interest payments.

	December 31, 2015
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$1,364,496	$263,244	$2,811,241	$4,438,981	$325,583,413	$330,022,394	$—	$9,534,825
Residential second mortgage	181,245	108,885	580,668	870,798	40,613,379	41,484,177	—	1,623,475
Home equity lines of credit	915,771	166,308	782,083	1,864,162	67,680,562	69,544,724	—	2,515,905
Total single-family residential	2,461,512	538,437	4,173,992	7,173,941	433,877,354	441,051,295	—	13,674,205
Commercial:
Commercial and multi-family real estate	24,584	—	—	24,584	407,262,588	407,287,172	—	1,030,208
Land acquisition and development	29,460	—	134,930	164,390	34,850,219	35,014,609	—	134,930
Real estate construction and development	—	—	—	—	82,941,030	82,941,030	—	—
Commercial and industrial	964,068	—	277,161	1,241,229	267,301,346	268,542,575	—	606,269
Total commercial	1,018,112	—	412,091	1,430,203	792,355,183	793,785,386	—	1,771,407
Consumer and installment	35,668	—	—	35,668	3,215,072	3,250,740	—	—
Total	$3,515,292	$538,437	$4,586,083	$8,639,812	$1,229,447,609	$1,238,087,421	$—	$15,445,612

	September 30, 2015
							90 Days
			90 Days			Total	or More
	30 to 59 Days	60 to 89 Days	or More	Total		Loans	And Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing	Nonaccrual
Single-family residential:
Residential first mortgage	$2,825,620	$1,011,186	$992,398	$4,829,204	$316,265,868	$321,095,072	$—	$9,496,061
Residential second mortgage	225,338	142,622	450,028	817,988	41,354,874	42,172,862	—	1,608,998
Home equity lines of credit	1,082,727	405,717	497,416	1,985,860	68,905,033	70,890,893	—	2,504,838
Total single-family residential	4,133,685	1,559,525	1,939,842	7,633,052	426,525,775	434,158,827	—	13,609,897
Commercial:
Commercial and multi-family real estate	76,880	—	229,956	306,836	401,572,086	401,878,922	—	3,447,157
Land acquisition and development	—	—	—	—	32,672,827	32,672,827	—	—
Real estate construction and development	—	11,250	—	11,250	75,158,136	75,169,386	—	11,250
Commercial and industrial	—	—	301,128	301,128	258,335,005	258,636,133	—	627,812
Total commercial	76,880	11,250	531,084	619,214	767,738,054	768,357,268	—	4,086,219
Consumer and installment	2,420	—	—	2,420	1,649,996	1,652,416	—	—
Total	$4,212,985	$1,570,775	$2,470,926	$8,254,686	$1,195,913,825	$1,204,168,511	$—	$17,696,116

Credit Quality

The credit quality of the Company’s residential and consumer loans is primarily monitored on the basis of aging and delinquency, as summarized in the table above.  The credit quality of the Company’s commercial loans is primarily monitored using an internal rating system reflecting management’s risk assessment based on an analysis of several factors, including the borrower’s financial condition, the financial condition of the underlying business, cash flows of the underlying collateral and the delinquency status of the loan.  The internal system assigns one of the following five risk gradings.  The “pass” category consists of a range of loan sub-grades that reflect various levels of acceptable risk.  Movement of risk through the various sub-grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is considered a “watch” rating rather than an “adverse” rating and is assigned to loans where the borrower exhibits negative financial trends due to borrower-specific or systemic conditions that, if left uncorrected, threaten the borrower’s capacity to meet its debt obligations.  The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. This is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is assigned to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  The “doubtful” rating is assigned to loans that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, resulting in a high probability of loss.  An asset classified as “loss” is considered uncollectible and of such little value that charge-off is generally warranted.  In limited circumstances, the Company might establish a specific allowance on assets classified as loss if a charge-off is not yet warranted because circumstances that impact the valuation are changing.

The following is a summary of the recorded investment of loan risk ratings by class at December 31, 2015 and September 30, 2015:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$320,170,255	$317,313	$6,546,381	$2,988,445	$—
Residential second mortgage	39,819,718	40,984	1,003,548	619,927	—
Home equity lines of credit	66,900,684	49,286	1,634,774	959,980	—
Total single-family residential	426,890,657	407,583	9,184,703	4,568,352	—
Commercial:
Commercial and multi-family real estate	397,787,285	5,315,903	4,183,984	—	—
Land acquisition and development	34,830,016	—	184,593	—	—
Real estate construction and development	82,941,030	—	—	—	—
Commercial and industrial	259,727,218	7,282,723	1,532,634	—	—
Total commercial	775,285,549	12,598,626	5,901,211	—	—
Consumer and installment	3,250,740	—	—	—	—
Total	1,205,426,946	13,006,209	15,085,914	4,568,352	—
Less related specific allowance	—	—	(582,577)	(406,442)	—
Total net of allowance	$1,205,426,946	$13,006,209	$14,503,337	$4,161,910	$—

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Loss
Single-family residential:
Residential first mortgage	$311,599,012	$—	$7,400,820	$2,095,240	$—
Residential second mortgage	40,563,864	—	1,060,090	548,908	—
Home equity lines of credit	68,273,260	31,875	1,694,942	890,816	—
Total single-family residential	420,436,136	31,875	10,155,852	3,534,964	—
Commercial:
Commercial and multi-family real estate	389,876,016	5,409,528	6,593,378	—	—
Land acquisition and development	31,693,551	—	979,276	—	—
Real estate construction and development	75,158,136	—	—	11,250	—
Commercial and industrial	248,139,435	8,842,268	1,654,430	—	—
Total commercial	744,867,138	14,251,796	9,227,084	11,250	—
Consumer and installment	1,652,416	—	—	—	—
Total	1,166,955,690	14,283,671	19,382,936	3,546,214	—
Less related specific allowance	—	—	(527,670)	(494,442)	—
Total net of allowance	$1,166,955,690	$14,283,671	$18,855,266	$3,051,772	$—

Troubled Debt Restructurings

The following is a summary of the unpaid principal balance and recorded investment of troubled debt restructurings as of December 31, 2015 and September 30, 2015.  The recorded investments and unpaid principal balances have been reduced by all partial charge-offs of the related loans to the allowance for loan losses.  The recorded investment of certain loan categories exceeds the unpaid principal balance of such categories as the result of the deferral and capitalization of certain direct loan origination costs, net of any origination fees collected, under ASC 310-20-30.

	December 31, 2015		September 30, 2015
	Unpaid		Unpaid
	Principal		Principal
	Balance		Balance
	Net of	Recorded	Net of	Recorded
	Charge-offs	Investment	Charge-offs	Investment
Classified as non-performing loans (1):
Current under restructured terms	$7,580,835	$7,642,660	$9,768,545	$9,838,465
Past due under restructured terms	1,877,440	1,907,674	2,267,010	2,280,083
Total non-performing	9,458,275	9,550,334	12,035,555	12,118,548
Returned to accrual status	15,924,246	16,022,472	15,611,280	15,696,800
Total troubled debt restructurings	$25,382,521	$25,572,806	$27,646,835	$27,815,348

(1) All non-performing loans at December 31, 2015 and September 30, 2015 were classified as non-accrual.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Such concessions related to residential mortgage and consumer loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance, extending the maturity date, or a discharge in bankruptcy and the borrower has not reaffirmed the debt.  Such concessions related to commercial loans usually include a modification of loan terms, such as a reduction of the rate to below-market terms, adding past-due interest to the loan balance or extending the maturity date, and, to a much lesser extent, a partial forgiveness of debt.  In addition, because of their short-term nature, a commercial loan could be classified as a troubled debt restructuring if the loan matures, the borrower is considered troubled and the scheduled renewal rate on the loan is determined to be less than a risk-adjusted market interest rate on a similar credit.  A loan classified as a troubled debt restructuring will generally retain such classification and measurement until the loan is paid in full.  However, a restructured loan that is in compliance with its modified terms and yields a market rate of interest at the time of restructuring is removed from the troubled debt restructuring disclosures once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year.  Interest income on restructured loans is accrued at the reduced rate and the loan is returned to accrual status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months.  Loans classified as troubled debt restructurings are evaluated individually for impairment.  See Impaired Loans.  In addition, all charge-offs and changes in specific allowances related to loans classified as troubled debt restructurings are included in the historical loss rates used to determine the allowance and related provision for loan losses, as discussed above.

Loans that were restructured during the three months ended December 31, 2015 and 2014, and loans that were restructured during the preceding twelve months and defaulted during the three months ended December 31, 2015 and 2014 are presented within the table below. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status, has been charged off or has been settled through or in lieu of foreclosure.

			Restructured During Preceding
			Twelve Months and
	Total Restructured During		Defaulted During
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Residential mortgage loans	$614,834	$654,722	$83,363	$185,328
Commercial loans	229,043	—	—	—
Consumer loans	—	—	—	—
Total	$843,877	$654,722	$83,363	$185,328

The amount of additional undisbursed funds that were committed to borrowers who were included in troubled debt restructured status at December 31, 2015 and September 30, 2015 was $4,000 and $4,000, respectively.

The financial impact of troubled debt restructurings can include loss of interest due to reductions in interest rates and partial or total forgiveness of accrued interest, and increases in the provision for loan losses.  The gross amount of interest that would have been recognized under the original terms of renegotiated loans was $444,000 for the three months ended December 31, 2015 compared with $486,000 for the three months ended December 31, 2014.  The actual amount of interest income recognized under the restructured terms totaled $211,000 for the three months ended December 31, 2015 compared with $212,000 for the three months ended December 31, 2014.  The Company experienced a net credit to the provision for losses related to recoveries collected on restructured loans of $962,000 for the three months ended December 31, 2015 compared with a provision of $234,000 during same period last year.  Specific loan loss allowances related to troubled debt restructurings at December 31, 2015 and September 30, 2015 were $591,000 and $550,000, respectively.

7.                      DEPOSITS

Deposits at December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31, 2015		September 30, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Demand deposits:
Non-interest-bearing checking	$240,033,790	—	$203,551,218	—
Interest-bearing checking	231,199,817	0.11%	225,966,738	0.11%
Savings accounts	44,670,799	0.12%	43,938,003	0.12%
Money market	228,273,628	0.30%	228,678,665	0.31%
Total demand deposits	744,178,034	0.13%	702,134,624	0.14%

Certificates of deposit:
Traditional	339,677,597	0.92%	323,593,352	0.88%
CDARS	100,386,314	0.60%	82,106,105	0.50%
Brokered	29,977,556	0.74%	29,970,657	0.59%
Total certificates of deposit	470,041,467	0.84%	435,670,114	0.79%

Total deposits	$1,214,219,501	0.41%	$1,137,804,738	0.39%

CDARS certificates of deposit represent deposits offered directly by the Bank primarily to its in-market customers through the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (“CDARS”).  The CDARS program enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.

As of December 31, 2015 and September 30, 2015, the Federal Home Loan Bank of Des Moines had issued letters of credit totaling $67.8 million and $49.0 million, respectively, which the Bank had pledged as collateral to secure certain deposits of public institutions and for other purposes as required by law.

8.                          BORROWED MONEY

Borrowed money at December 31, 2015 and September 30, 2015 is summarized as follows:

	December 31, 2015		September 30, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

FHLB advances maturing within the period ending September 30:
2016	$218,000,000	0.34%	$166,500,000	0.28%
Thereafter	4,000,000	5.48%	4,000,000	5.48%
Total FHLB advances	222,000,000	0.43%	170,500,000	0.40%

Retail repurchase agreements	39,600,038	0.21%	41,103,652	0.17%
Term loan	8,000,000	2.74%	8,250,000	2.70%
Total borrowed money	$269,600,038	0.46%	$219,853,652	0.44%

The Bank offers a sweep account program for which certain customer demand deposits in excess of a certain amount are “swept” on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Bank and its customers.  Retail repurchase agreements represent overnight borrowings that are secured by certain of the Bank’s investment securities.  Unlike regular savings deposits, retail repurchase agreements are not insured by the Federal Deposit Insurance Corporation.  At December 31, 2015 and September 30, 2015, the Bank had $40.2 million and $44.9 million, respectively, in U.S. Treasury, debt and mortgage-backed securities pledged to secure retail repurchase agreements.

During January 2014, the Company entered into a $10.0 million term loan with a commercial bank.  The proceeds of the term loan were used to repurchase $10.0 million of outstanding shares of the preferred stock from a private investor during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  There was no balance outstanding under the revolving line of credit during the three months ended December 31, 2015 or 2014.  The rate of interest on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Monthly interest and quarterly principal payments under the term loan began on March 31, 2014 and are scheduled to end on January 17, 2021.  All of the common stock of the Bank that was held by the Company was pledged as collateral to secure the loans.  Following is a summary of the required principal payments for the three months ended September 30, 2016, each of the next four years ended September 30 and in the aggregate thereafter:

Period ending September 30:
2016	1,125,000
2017	1,500,000
2018	1,500,000
2019	1,687,500
Thereafter	2,187,500
Total	$8,000,000

The loan agreement requires the Company to adhere to certain covenants while the borrowings are outstanding, including that the Company will:  (1) require the Bank to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8%; (2) maintain consolidated net income in an amount equal to or greater than the sum of (a) the total amount of principal installments required to be paid under the term loan plus (b) the total amount of cash distributions paid to its common shareholders; and (3) cause the Bank to maintain a ratio of adversely classified assets to Tier 1 capital plus loan loss reserves of not more than 50%.  Failure to comply with these covenants will result in any outstanding principal balances and all accrued and unpaid interest becoming immediately due and payable.  The Bank was in compliance with all such covenants at December 31, 2015.

The Bank has the ability to borrow funds from the Federal Home Loan Bank (“FHLB”) equal to 35% of the Bank’s total assets under a blanket agreement that assigns all investments in FHLB stock as well as qualifying first mortgage loans as collateral to secure the amounts borrowed.  In addition to the $222.0 million in advances outstanding at December 31, 2015, the Bank had approximately $111.6 million in additional borrowing capacity available to it under this arrangement.  The assets underlying the FHLB borrowings are under the Bank’s physical control.

The Bank has the ability to borrow funds from the Federal Reserve under an agreement that assigns certain qualifying loans as collateral to secure the amounts borrowed.  At December 31, 2015, $214.3 million of commercial loans were assigned under this arrangement.  The assets underlying these borrowings are under the Bank’s physical control.  As of December 31, 2015, the Bank had no borrowings outstanding from the Federal Reserve and had approximately $152.3 million in borrowing capacity available to it under this arrangement.

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

Loans Held for Sale.  Beginning on January 1, 2015, the Company elected to adopt the fair value option for all residential mortgage loans originated for sale to investors and to account for such loans at their fair values with changes in fair value recognized in earnings, consistent with the provisions in ASC Topic 820, Fair Value Measurements and Disclosures.  The Company accounted for mortgage loans held for sale that were originated prior to January 1, 2015 under the lower of cost or fair value option, with any corresponding adjustments recorded as a valuation adjustment, if necessary.  Such fair value adjustments are recorded as a component of gain on sale in mortgage revenues in the statement of operations and comprehensive income.  The fair value of the mortgage loans held for sale are measured using observable quoted market or contract prices or market price equivalents, which are consistent with those used by other market participants.  Consistent with the fair value principles in ASC Topic 820, any direct loan origination fees and costs related to loans accounted for at fair value are recognized in the statement of operations and comprehensive income when earned or incurred, rather than capitalized and accounted for as a part of the cost basis of loans held for sale.

Derivative Financial Assets and Liabilities. The fair values of derivative financial assets and liabilities resulting from interest rate lock commitments issued to residential loan customers for loans that will be held for sale are based on quoted market prices from the Company’s loan investors for similar loans, subject to certain adjustments to include such items as estimated pull-through success rates, changes in the level of market interest rates and the stage of completion of the loan approval process. The fair values of derivative financial assets and liabilities resulting from forward commitments to sell residential mortgage loans are based on the exit price the Company would incur to extinguish the commitment by reference to quoted market prices from the Company’s loan investors for similar loans.  The fair values of interest rate swap assets and liabilities are based on quoted market prices by an independent valuation service.

Impaired Loans.  The fair values of impaired loans that are determined to be collateral dependent are generally based on market prices for similar assets determined through independent appraisals (Level 2 valuations) or discounted values of independent appraisals or brokers’ opinions of value (Level 3 valuations). Since most of the Company’s loans receivable that are secured by real estate are within the St. Louis metropolitan area, management is able to closely monitor the trend in real estate values in this area.  Residential real estate loans are generally inspected when they become 45 to 60 days delinquent or when communications with the borrower indicate that a potential problem exists.  New appraisals are generally obtained for impaired residential real estate loans if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Similarly, the Company maintains close contact with its commercial borrowers whose loans are determined to be impaired, and new appraisals are obtained when management believes there has been a significant change in fair value.  Factors that management considers when determining whether there has been a significant change in fair value for commercial real estate-secured loans generally include overall market value trends in the surrounding areas and changes in factors that impact the properties’ cash flows, such as rental rates and occupancy levels that differ materially from the most current appraisals.  The significance of such events is determined on a loan-by-loan basis based on the circumstances surrounding each of such loans.  If a new appraisal is determined not to be necessary, management may apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal, or other factors that affect the value of the property, such as rental rates and occupancy levels.

Real Estate Acquired in Settlement of Loans consists of loan collateral that has been repossessed through foreclosure or obtained by deed in lieu of foreclosure. This collateral is comprised of commercial and residential real estate. Such assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral, as generally determined by a new appraisal at the time of foreclosure, less estimated selling costs.  If the loan balance exceeds the fair value of the collateral, less estimated selling costs at the time of foreclosure, the difference is recorded as a charge to the allowance for loan losses.  Subsequent to foreclosure, new appraisals are generally obtained if an inspection indicates the possibility of a significant decline in fair value.  If a new appraisal is determined not to be necessary, management may obtain a broker’s opinion of value or apply a discount to the existing appraised value based on the age of such appraisal and the overall trend in real estate values in the market area since the date of such appraisal.  Any decline in the fair value of the property subsequent to acquisition is charged to non-interest expense and credited to the allowance for losses on real estate acquired in settlement of loans.  During the three months ended December 31, 2015 and 2014, charge-offs to the allowance for loan losses at the time of foreclosure totaled $26,000 and $88,000, respectively, which represented 30% and 2% of the principal balance of loans that became subject to foreclosure during such periods, respectively.

Intangible Assets and Goodwill are reviewed annually in the fourth fiscal quarter and/or when circumstances or other events indicate that impairment may have occurred.  No impairment losses were recognized during the year ended September 30, 2015 or the three months ended December 31, 2015.

Assets and liabilities that were recorded at fair value on a recurring basis at December 31, 2015 and September 30, 2015 and the level of inputs used to determine their fair values are summarized below:

	Carrying Value at December 31, 2015
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$5,283	$—	$5,283	$—
Loans held for sale	189,669	—	189,669	—
Derivative financial assets	3,294	—	3,294	—
Total assets	$198,246	$—	$198,246	$—
Liabilities:
Derivative financial liabilities	$4,138	$—	$4,138	$—
Total liabilities	$4,138	$—	$4,138	$—

	Carrying Value at September 30, 2015
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Debt and mortgage-backed securities available for sale	$5,327	$—	$5,327	$—
Loans held for sale	112,651	—	112,651	—
Derivative financial assets	2,267	—	2,267	—
Total assets	$120,245	$—	$120,245	$—
Liabilities:
Derivative financial liabilities	$4,188	$—	$4,188	$—
Total liabilities	$4,188	$—	$4,188	$—

Assets that were recorded at fair value on a non-recurring basis at December 31, 2015 and September 30, 2015 and the level of inputs used to determine their fair values are summarized below:

					Total (Gains)
					Losses Recognized
	Carrying Value at December 31, 2015				In Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2015
	(In thousands)
Assets:
Impaired loans, net	$1,671	$—	$—	$1,671	$(610)
Real estate acquired in settlement of loans	4,755	—	—	4,755	94
Total assets	$6,426	$—	$—	$6,426	$(516)

					Total Losses
					Recognized in
	Carrying Value at September 30, 2015				Three Months
		Fair Value Measurements Using			Ended December
	Total	Level 1	Level 2	Level 3	31, 2014
	(In thousands)
Assets:
Impaired loans, net	$2,290	$—	$—	$2,290	$709
Real estate acquired in settlement of loans	5,151	—	—	5,151	192
Total assets	$7,441	$—	$—	$7,441	$901

There were no transfers of assets or liabilities among the levels of inputs used to determine their fair values during the three months ended December 31, 2015 or 2014.

10.                   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and September 30, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.  Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Carrying values and estimated fair values at December 31, 2015 and September 30, 2015 are summarized as follows:

	Level in	December 31, 2015		September 30, 2015
	Fair Value		Estimated		Estimated
	Measurement	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
		(In thousands)
ASSETS:
Cash and cash equivalents	Level 1	$88,510	$88,510	$79,784	$79,784
Debt and mortgage-backed securities - AFS	Level 2	5,283	5,283	5,327	5,327
Capital stock of Federal Home Loan Bank and Federal Reserve Bank	Level 2	13,216	13,216	11,156	11,156
Debt and mortgage-backed securities - HTM	Level 2	42,626	42,635	42,201	42,320
Loans held for sale	Level 2	189,669	189,669	112,651	112,651
Loans receivable	Level 3	1,222,235	1,235,483	1,188,369	1,205,987
Accrued interest receivable	Level 1	3,181	3,181	3,151	3,151
Derivative financial assets	Level 2	3,294	3,294	2,267	2,267

LIABILITIES:
Deposit transaction accounts	Level 2	744,178	744,178	702,135	702,135
Certificates of deposit	Level 2	470,041	470,339	435,670	436,923
Borrowed money	Level 2	269,600	270,118	219,854	220,480
Subordinated debentures	Level 2	19,589	19,582	19,589	19,583
Accrued interest payable	Level 2	511	511	489	489
Deriative financial liabilities	Level 2	4,138	4,138	4,188	4,188

In addition to the methods described in Note 9 above, the following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amount approximates fair value.

Capital Stock of the Federal Home Loan Bank and Federal Reserve Bank - The carrying amount represents redemption value, which approximates fair value.

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

Deposits - The estimated fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows of existing deposits using rates currently available on advances from the FHLB having similar characteristics.

Borrowed Money - The estimated fair value of advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  The estimated fair value of retail repurchase agreements is the carrying value since such agreements are at market rates and mature daily.  The carrying value of the term loan approximates fair value since the loan carries a variable interest rate tied to the daily LIBOR rate.

Subordinated Debentures - The estimated fair values of subordinated debentures are determined by discounting the estimated future cash flows using rates currently available on debentures having similar characteristics.

Accrued Interest Payable - The carrying value approximates fair value.

Off-Balance-Sheet Items — Except for commitments that qualify as derivative financial instruments, as discussed in Notes 9 and 13, the estimated fair value of commitments to originate or purchase loans is based on the fees currently charged to enter into similar agreements.  The aggregate value of these fees is not material.  Such commitments are summarized in Note 12, Commitments and Contingencies.

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

The principal balance of loans sold that remain subject to recourse provisions related to early payment default clauses totaled approximately $429 million and $565 million at December 31, 2015 and September 30, 2015, respectively.  Because the Company does not service the loans that it sells to its investors, the Company is generally unable to track the outstanding balances or delinquency status of a large portion of such loans that may be subject to repurchase under the representations and warranties clauses in the Company’s mortgage sale agreements.  The following is a summary of the principal balance of mortgage loan repurchase demands on loans previously sold that were received and resolved during the three months ended December 31, 2015 and 2014:

	2015	2014

Received during period	$3,266,000	$2,725,000
Resolved during period	3,522,000	4,093,000
Unresolved at end of period	4,230,000	5,417,000

The following is a summary of the changes in the liability for loans sold during the three months ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$1,629,646	$1,440,641
Provisions charged to expense	370,976	73,405
Losses incurred to resolve demands	(87,799)	(73,254)
Balance at end of period	$1,912,823	$1,440,792

The following summarizes the manner in which the Company resolved mortgage loan repurchase demands received from its investors during the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31, 2015		December 31, 2014
	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold	Principal Balance of Loans Involved in Existing Claims That Were Resolved	Losses Charged to Liability for Loans Sold
Resolved by providing additional documentation with no further action required	$2,773,000	$—	$3,250,000	$—
Resolved by repurchasing loans previously sold to investors	387,000	6,867	843,000	55,699
Resolved by payments to reimburse investors for losses incurred	362,000	1,067	—	—
Payments due upon early payoff of loans previously sold	—	79,865	—	17,555
Total	$3,522,000	$87,799	$4,093,000	$73,254

The liability for loans sold of $1.9 million at December 31, 2015 represents the Company’s best estimate of the probable losses that the Company will incur for various early default provisions and contractual representations and warranties associated with the sales of mortgage loans.  Because the level of mortgage loan repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.  In addition, the Company does not service the loans that it sells to investors and is generally unable to track the remaining unpaid balances or delinquency status after sale.  As a result, there may be a range of possible losses in excess of the estimated liability that cannot be estimated.  Management maintains regular contact with the Company’s investors to monitor and address their repurchase demand practices and concerns.

12.                   COMMITMENTS AND CONTINGENCIES

The Company engages in commitments to originate loans in the ordinary course of business to meet customer financing needs.  Such commitments are generally made following the Company’s usual underwriting guidelines, represent off-balance sheet financial instruments and do not present more than a normal amount of risk.  The following table summarizes the notional amount of such commitments at December 31, 2015 and September 30, 2015 for which the Bank’s underwriting process has been completed and firm commitments have been issued to the borrowers.

	December 31,	September 30,
	2015	2015
	(In thousands)

Commitments to originate residential mortgage loans	$236,719	$164,987
Commitments to originate commercial mortgage loans	17,358	4,782
Commitments to originate non-mortgage loans	13,852	10,144
Consumer loans	1,800	2,000
Unused lines of credit - residential	40,624	45,016
Unused lines of credit - commercial	161,792	173,771
Unused lines of credit - consumer	2,237	127

Subsequent to December 31, 2015, a putative class action lawsuit, was filed in connection with the proposed merger of the Company and First Busey, which is more fully discussed in Note 17, Proposed Merger. The Company believes that the factual allegations in the complaint are without merit and intends to defend vigorously against these allegations.

The Company is also a defendant in other legal actions arising from normal business activities.  Management, after consultation with counsel, believes that the resolution of these actions will not have any material adverse effect on the Company’s consolidated financial statements.

13.                   DERIVATIVE FINANCIAL INSTRUMENTS

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and interest rate swaps.  Refer to Note 9, Fair Value Measurements, for a discussion of the fair value measurement of such derivatives.

Interest Rate Lock Commitments - At December 31, 2015, the Company had issued $208.3 million of unexpired interest rate lock commitments to loan customers compared with $204.4 million at September 30, 2015.  Such interest rate lock commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the consolidated financial statements, with changes in the fair values of the corresponding derivative financial assets or liabilities recorded as either a charge or credit to current earnings during the period in which the changes occurred.

Forward Sales Commitments - At December 31, 2015, the Company had issued $387.2 million of unexpired forward sales commitments to mortgage loan investors compared with $311.3 million at September 30, 2015.  Typically, the Company economically hedges mortgage loans held for sale and interest rate lock commitments issued to its residential loan customers related to loans that will be held for sale by obtaining corresponding best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to the customers.  Forward sales commitments that meet the definition of derivative financial instruments under ASC Topic 815, Derivatives and Hedging, are carried at their fair values in other assets or other liabilities in the consolidated financial statements.  While such forward sales commitments generally served as an economic hedge to the mortgage loans held for sale and interest rate lock commitments, the Company did not designate them for hedge accounting treatment.  Consequently, changes in fair value of the corresponding derivative financial asset or liability were recorded as either a charge or credit to current earnings during the period in which the changes occurred.

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

The fair values of these derivative assets and liabilities recorded in the consolidated balance sheets at December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31,	September 30,
	2015	2015
Fair value recorded in other assets	$3,294,000	$2,267,000
Fair value recorded in other liabilities	4,138,000	4,188,000

The gross gains and losses on these derivative assets and liabilities recorded in non-interest income and expense in the consolidated statements of income and comprehensive income for the three months ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended
	December 31,
	2015	2014
Gross gains	$4,454,000	$331,000
Gross losses	(4,138,000)	(331,000)
Net gain or loss	$316,000	$—

14.                   GOODWILL

Goodwill totaled $3.9 million at December 31, 2015 and September 30, 2015.  Goodwill represents the amount of acquisition cost over the fair value of net assets acquired in the purchase of another financial institution.  The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  Impairment is determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in the results of operations in the periods in which they become known.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  No such impairment losses were recognized during the three months ended December 31, 2015 or the year ended September 30, 2015.

15.                   CUSTOMER FRAUD LOSS

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

The Company pursued an insurance claim for this loss under its fidelity bond, which carries a maximum limit of $5 million subject to certain adjustments.  During the year ended September 30, 2015, the Company received $2.0 million from its insurance carrier, representing a partial recovery of the loss. This amount included $688,000 received during three months ended December 31, 2014, which was recorded in other non-interest income in the unaudited consolidated statement of operations during the three months ended December 31, 2014.

16.                   REGULATORY CHARTER CONVERSION

On July 15, 2015, Pulaski Bank converted its regulatory charter from a federal savings bank to a national bank.  In conjunction with this conversion, Pulaski Financial Corp. converted its regulatory charter from a savings and loan holding company to a bank holding company.  The conversion to a national bank charter had no effect on Pulaski Bank’s customers. Depositors continue to be insured by the Federal Deposit Insurance Corporation to the fullest extent permitted by law. Pulaski Bank continues to be regulated by the Office of the Comptroller of the Currency and the Company continues to be regulated by the Federal Reserve Board.

17.                   PROPOSED MERGER

On December 3, 2015, the Company and First Busey Corporation, Champaign, Illinois (“First Busey”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which First Busey will acquire the Company and the Bank. Under the terms of the Merger Agreement, each share of Company common stock will be converted into the right to receive 0.79 of a share of First Busey common stock.

The Merger Agreement contains representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction.  Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder approval and all required regulatory approvals.  If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay First Busey a termination fee of $9.0 million. The merger is anticipated to be completed in the first half of calendar year 2016.

The Company expects to incur merger-related expenses prior to the completion of the merger including, but not limited to, approximately $2.7 million in professional services related to investment banker and legal fees.  Approximately $666,000 of these expenses were incurred during the quarter ended December 31, 2015.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors that could affect actual results include interest rate trends; the economy in the market area in which the Company operates, as well as nationwide; the market values of the real estate in the Company’s market area; the Company’s ability to control costs and expenses; competitive products and pricing; loan demand; the size, composition and quality of the loan portfolio, including trends in adversely classified loans, charge-offs, troubled debt restructurings and loan delinquency rates; changes in accounting policies; and changes in federal and state legislation and regulation.  Additional factors that may affect the results are discussed in the section titled “Risk Factors” in its annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the Securities and Exchange Commission.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Pulaski Financial Corp. assumes no obligation to update any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Pulaski Financial Corp., operating in its ninety-fourth year, is a community-based financial institution holding company headquartered in St. Louis, Missouri.  It conducts operations primarily through Pulaski Bank, N.A. (the “Bank”), which had $1.65 billion in assets at December 31, 2015.  Pulaski Bank provides an array of financial products and services for businesses and consumers primarily through its thirteen full-service offices in the St. Louis metropolitan area and residential mortgage loan production offices in the St. Louis, Kansas City, Chicago and Omaha-Council Bluffs metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, and Lincoln, Nebraska.

On July 15, 2015, Pulaski Bank converted its regulatory charter from a federal savings bank to a national bank.  In conjunction with this conversion, Pulaski Financial Corp. converted its regulatory charter from a savings and loan holding company to a bank holding company.  The conversion to a national bank charter had no effect on Pulaski Bank’s customers. Depositors continue to be insured by the Federal Deposit Insurance Corporation to the fullest extent permitted by law. Following the charter conversion, Pulaski Bank continues to be regulated by the Office of the Comptroller of the Currency and the Company continues to be regulated by the Federal Reserve Board.

On December 3, 2015, the Company and First Busey Corporation, Champaign, Illinois (“First Busey”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which First Busey will acquire the Company and the Bank. Under the terms of the Merger Agreement, each share of Company common stock will be converted into the right to receive 0.79 of a share of First Busey common stock. Refer to Note 17 of Notes to Unaudited Consolidated Financial Statements for further discussion.

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

Commercial loan originations totaled $156.1 million during the three months ended December 31, 2015 compared with $151.8 million during the same period last year.  The commercial loan portfolio increased $24.1 million, or 3.1%, to $795.1 million at December 31, 2015 compared with $771.1 million at September 30, 2015.  The increase was primarily due to increases in commercial and industrial loans, owner-occupied commercial real estate loans and real estate construction and development loans, and was generally the result of an increase in market demand for these types of products during the three months ended December 31, 2015 combined with an increase in the number of producing commercial loan officers compared with the same period last year.  Commercial and industrial loans increased $10.0 million, or 3.9%, to $268.2 million at December 31, 2015 compared with $258.2 million at September 30, 2015. Owner-occupied commercial real estate loans increased $7.4 million, or 5.0%, to $155.1 million at December 31, 2015 compared with $147.7 million at September 30, 2015.  Real estate construction and development loans increased $6.2 million, or 7.8%, to $85.6 million at December 31, 2015 compared with $79.4 million at September 30, 2015. Land and acquisition development loans increased $2.4 million, or 7.2%, to $34.9 million at December 31, 2015 compared with $32.6 million at September 30, 2015.  Partially offsetting these increases was a $1.9 million, or 0.7%, decrease in non-owner-occupied commercial real estate loans to $251.3 million at December 31, 2015 compared with $253.2 million at September 30, 2015.

The Company’s commercial loan customers are also among the best sources of core deposit accounts.  Commercial checking and money market demand accounts totaled $249.5 million, or 20.5% of total deposits, at December 31, 2015 compared with $246.7 million, or 21.7% of total deposits, at September 30, 2015.

Retail Mortgage Lending

The Company originates conforming, residential mortgage loans directly through commission-based sales staffs in the St. Louis, Kansas City, Chicago and Council-Bluffs metropolitan areas, mid-Missouri, southwestern Missouri, eastern Kansas, and Lincoln, Nebraska.  The Company is one of the leading mortgage originators in the St. Louis and Kansas City markets, and has successfully leveraged its reputation for strength and quality customer service with its staff of experienced mortgage loan officers who have strong community relationships.  Substantially all of the loans originated in the retail mortgage lending division are one- to four-family residential loans secured by properties in the Company’s market areas that are sold to investors on a “best-efforts,” servicing-released basis.  Such sales generate mortgage revenues, which is one of the Company’s largest sources of non-interest income.  In addition, loans that are closed and are held pending their sale to investors provide a valuable source of interest income until they are sold.

Mortgage loans originated for sale totaled $415.4 million for the three months ended December 31, 2015 compared with $262.2 million for the same period last year.  The low level of market interest rates during the three months ended December 31, 2015 continued to fuel consumer demand for mortgage loan refinancing activity. Loans originated to refinance existing mortgages totaled $182.2 million, or 44% of total loans originated for sale, for the quarter ended December 31, 2015 compared with $94.7 million, or 36% of total loans originated for sale, for the same quarter last year. In addition, the recovering housing market resulted in an increased level of consumer demand for loans to finance the purchase of homes.  Loans originated to finance home purchases totaled $233.3 million for the quarter ended December 31, 2015 compared with $167.5 million for the same quarter last year.

The principal balance of residential mortgage loans sold to investors totaled $332.6 million for the quarter ended December 31, 2015, which generated mortgage revenues totaling $2.2 million, compared with $229.6 million of loans sold and $1.5 million of mortgage revenues for the quarter ended December 31, 2014.  The net profit margin on loans sold increased to 0.66% during the quarter ended December 31, 2015 compared with 0.64% for the quarter ended December 31, 2014.  The higher net profit margin was primarily due to significantly higher volumes of loans sold, which resulted in lower average direct origination costs per loan, partially offset by lower selling prices realized from the Company’s mortgage loan investors.

Mortgage revenues were reduced by charges to earnings totaling $371,000 and $73,000 during the three months ended December 31, 2015 and 2014, respectively, for estimated liabilities due to the Company’s loan investors under contractual obligations related to loans that were previously sold and became delinquent or defaulted or were determined to contain certain documentation or other underwriting deficiencies.  Refer to Note 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of and activity in the estimated liability.  The Company’s loans originated for sale are primarily made to its customers within its market areas and are underwritten according to government agency and investor standards.  In addition, all loans sold to investors are subject to stringent quality control reviews by such investors before the purchases are funded.  As a result, the Company has been successful in defending and resolving a large number of repurchase demands.

Another important source of revenue generated by the Company’s mortgage banking operation is interest income on mortgage loans that are held for sale pending delivery to loan investors.  Because such loans are generally held for short periods of time pending delivery to such investors, the Company is able to fund them with short-term, low cost-funding  sources, which generally results in interest-rate spreads higher than other interest-earning assets held by the Company.  Interest income on loans held for sale increased 79.7% to $1.3 million for the quarter ended December 31, 2015 compared with $703,000 for the quarter ended December 31, 2014 as the result of a $55.3 million increase in the average balance between the comparable periods partially offset by a 4 basis point market-driven decrease in the average yield.  Loan originations during the three months ended December 31, 2015 exceeded loan sales resulting in a $77.0 million, or 68.4%, increase in mortgage loans held for sale to $189.7 million at December 31, 2015 from $112.7 million at September 30, 2015.

Although the Company primarily originates residential mortgage loans for sale to investors, it has historically retained a certain number of loans in portfolio, consisting of first mortgage, second mortgage and home equity lines of credit, which are variable-rate revolving lines of credit secured by residential real estate.  Over the past several years, the Company has repeatedly tightened its underwriting standards in response to the prevailing economic conditions and has de-emphasized home equity lending.  In addition, the low interest rate environment that has existed over the past several years has significantly diminished the demand for variable-rate first mortgage loans, which were generally the Company’s primary portfolio product in prior periods.  However, the Company was successful in marketing several adjustable-rate residential first mortgage loan products to customers primarily in its St. Louis, Kansas City and Omaha markets during the three months ended December 31, 2015.  As a result, the balance of residential first mortgage loans increased $8.7 million, or 2.7%, to $327.0 million at December 31, 2015 compared with $318.3 million at September 30, 2015.  The balance of home equity lines of credit decreased $1.3 million to $69.2 million at December 31, 2015 compared with $70.5 million at September 30, 2015.  The balance of residential second mortgage loans decreased $674,000 to $41.1 million at December 31, 2015 compared with $41.8 million at September 30, 2015.

Retail Banking Services

The Company considers demand deposits, which include checking, money market and savings accounts, to be “core” deposits because they allow it to establish banking relationships with its customers that are less dependent upon interest rates paid.  Such deposits provide a stable funding source for the Bank’s asset base and produce valuable fee income.  Core deposits are received from retail customers, commercial customers and municipal or other public entities primarily in its St. Louis market area.  Growth of relationship-based core deposits continues to be one of the Company’s primary, long-term strategic objectives.  The Company’s approach to attracting deposits involves three key components:  providing excellence in customer service, best-in-class products and convenient banking locations.  Enhancing its ability to attract depositors, the Company offers its customers the ability to receive FDIC deposit insurance on their balances in excess of the standard amount of $250,000 per depositor through its participation in the Promontory Interfinancial Network (“Promontory”)

Certificate of Deposit Account Registry Service (“CDARS”).  This product enables the Company’s customers to receive FDIC insurance on their account balances up to $50 million.  The Company also offers similar “reciprocal” arrangements on money market deposit accounts through Promontory.  These accounts are offered directly to the Bank’s customers in its St. Louis market.

Total deposits increased 6.7%, or $76.4 million, to $1.21 billion at December 31, 2015 compared with $1.14 billion at September 30, 2015.  Total demand deposits increased $42.0 million to $744.2 million at December 31, 2015 compared with $702.1 million at September 30, 2015 and certificates of deposit increased $34.4 million to $470.0 million at December 31, 2015 compared with $435.7 million at September 30, 2015.  The weighted average interest rates on total demand deposits and total certificates of deposit at December 31, 2015 were 0.13% and 0.84%, respectively, compared with 0.14% and 0.79%, respectively, at September 30, 2015.  Primarily as the result of growth in higher costing certificates of deposit, the weighted average interest rate on total deposits at December 31, 2015 increased to 0.41% compared with 0.39% at September 30, 2015.

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

The balance of deposits from retail customers increased 4.0%, or $26.5 million, to $690.5 million at December 31, 2015 compared with $664.0 million at September 30, 2015 as management focused on attracting certificates of deposit and other accounts that had multiple relationships with the Bank.  The average interest rate paid on retail deposits at December 31, 2015 was 0.54% compared with 0.51% at September 30, 2015.

The balance of deposits from commercial customers increased $11.7 million, or 4.3%, to $285.6 million at December 31, 2015 compared with $273.9 million at September 30, 2015.  The increase in commercial deposits was the result of additional deposits gathered from the Bank’s new and existing commercial loan customers combined with normal activity within existing deposit accounts.  The average interest rate paid on commercial deposits at December 31, 2015 was 0.13% compared with 0.11% at September 30, 2015.

The balance of deposits from municipal and other public entities increased $35.8 million, or 21.4%, to $203.2 million at December 31, 2015 compared with $167.5 million at September 30, 2015.  The increase in municipal and public entity deposits was the result of increases in the balances of existing customer relationships as governmental entities deposited their year-end tax receipts, combined with deposits received from new customers.  Based on historical experience, a portion of such balances is expected to decline over the next three quarters as governmental tax receipts are distributed for their intended purposes.  The average interest rate paid on municipal and public entity deposits at December 31, 2015 was 0.31% compared with 0.32% at September 30, 2015.

Retail banking fees, which include fees charged to customers who have overdrawn their checking accounts and service charges on other banking products, remained constant between the comparable periods at $1.1 million for the three months ended December 31, 2015 and December 31, 2014.

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

	Three Months Ended
	December 31, 2015			December 31, 2014
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
Residential real estate	$345,018	$3,443	3.99%	$298,449	$3,176	4.26%
Commercial	790,944	7,779	3.93%	740,245	7,359	3.98%
Home equity lines of credit	68,606	652	3.80%	88,644	855	3.86%
Consumer	1,194	10	3.01%	2,572	16	2.40%
Total loans receivable	1,205,762	11,884	3.94%	1,129,910	11,406	4.04%
Mortgage loans held for sale	123,246	1,264	4.10%	67,903	703	4.14%
Securities and other	75,822	159	0.84%	68,981	115	0.67%
Total interest-earning assets	1,404,830	13,307	3.79%	1,266,794	12,224	3.86%
Non-interest-earning assets	92,663			83,337
Total assets	$1,497,493			$1,350,131

Interest-bearing liabilities:
Interest-bearing checking	$228,108	80	0.14%	$219,374	80	0.15%
Savings	44,576	16	0.14%	42,795	18	0.16%
Money market	221,375	185	0.33%	209,766	169	0.32%
Certificates of deposit	445,551	959	0.86%	373,918	626	0.67%
Total interest-bearing deposits	939,610	1,240	0.53%	845,853	893	0.42%
Borrowed money	176,055	229	0.52%	156,918	355	0.90%
Subordinated debentures	19,589	131	2.68%	19,589	125	2.55%
Total interest-bearing liabilities	1,135,254	1,600	0.56%	1,022,360	1,373	0.54%
Non-interest bearing liabilities:
Non-interest bearing deposits	217,625			198,843
Other non-interest bearing liabilities	20,006			14,024
Total non-interest-bearing liabilities	237,631			212,867
Stockholders’ equity	124,608			114,904

Total liabilities and stockholders’ equity	$1,497,493			$1,350,131

Net interest income		$11,707			$10,851

Interest rate spread (2)			3.23%			3.32%

Net interest margin (3)			3.33%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.75%			123.91%

(1)   Includes non-accrual loans with an average balance of $16.4 million and $24.3 million for the three months ended December 31, 2015 and 2014, respectively.

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

	Three Months Ended
	December 31, 2015 vs 2014
	Volume	Rate	Net
		(In thousands)
Interest-earning assets:
Loans receivable:
Residential real estate	$476	$(209)	$267
Commercial	511	(91)	420
Home equity lines of credit	(190)	(13)	(203)
Consumer	(10)	4	(6)
Total loans receivable	787	(309)	478
Mortgage loans held for sale	566	(5)	561
Securities and other	22	22	44
Net change in income on interest earning assets	1,375	(292)	1,083

Interest-bearing liabilities:
Interest-bearing checking	4	(4)	—
Passbook savings	1	(3)	(2)
Money market	11	5	16
Certificates of deposit	134	199	333
Total interest-bearing deposits	150	197	347
Borrowed money	39	(165)	(126)
Subordinated debentures	—	6	6
Net change in expense on interest bearing liabilities	189	38	227

Change in net interest income	$1,186	$(330)	$856

RESULTS OF OPERATIONS

Overview

Net income for the quarter ended December 31, 2015 was $3.2 million, or $0.26 per diluted common share, on 12.1 million average diluted shares outstanding, compared with net income of $3.1 million, or $0.26 per diluted common share, on 12.1 million average diluted shares outstanding, during the same quarter last year.

Net Interest Income

Net interest income increased 7.9% to $11.7 million for the quarter ended December 31, 2015 compared with $10.9 million for the same period last year.  The increase was the result of an increase in the average balance of interest-earning assets partially offset by a decrease in the net interest margin.  The average balance of interest-earning assets increased to $1.40 billion for the three months ended December 31, 2015 compared with $1.27 billion for the three months ended December 31, 2014 primarily as the result of growth in loans receivable and loans held for sale.  The net interest margin decreased to 3.33% for the three months ended December 31, 2015 compared with 3.43% for the three months ended December 31, 2014 primarily as the result of a market-driven decrease in the average yield on loans receivable and, to a lesser extent, a market-driven decrease in the average yield on loans held for sale.

Total interest and dividend income increased 8.9% to $13.3 million for the quarter ended December 31, 2015 compared with $12.2 million for the same period last year. The increase was primarily due to increases in interest income on loan receivable and loans held for sale resulting from higher average balances partially offset by decreases in the average yields.

Interest income on loans receivable increased 4.2% to $11.9 million for the quarter ended December 31, 2015 compared with $11.4 million for the same quarter last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  The average balance of loans receivable increased to $1.21 billion during the three months ended December 31, 2015 compared with $1.13 billion during the same period last year. The increase was due to a $50.7 million increase in the average balance of commercial loans and a $46.6 million increase in the average balance of residential first and second mortgage loans, partially offset by a $20.0 million decrease in the average balance of home equity lines of credit.  The average yield on loans receivable decreased to 3.94% during the three months ended December 31, 2015 compared with 4.04% during the same period last year primarily as the result of market-driven declines in interest rates on new residential real estate loans and new and renewing commercial loans.  See Results of Community Banking Strategy — Retail Mortgage Lending and Results of Community Banking Strategy — Commercial Banking Services.

Interest income on mortgage loans held for sale increased to $1.3 million for the three months ended December 31, 2015 compared with $703,000 for the same period last year as the result of an increase in the average balance partially offset by a decrease in the average yield.  See Results of Community Banking Strategy — Retail Mortgage Lending.

Total interest expense increased to $1.6 million for the three months ended December 31, 2015 compared with $1.4 million for the 2014 period. The increase was primarily the result of an increase in the average balance of interest-bearing liabilities and, to a lesser extent, an increase in the average cost of funds.  The average cost of funds increased to 0.56% for the three months ended December 31, 2015 compared with 0.54% for the three months ended December 31, 2014 primarily as the result of an increase in the average cost of interest-bearing deposits partially offset by a decrease in the average cost of borrowed money.  The average balance increased to $1.14 billion for the three months ended December 31, 2015 compared with $1.02 billion for the three months ended December 31, 2014 primarily as the result of an increase in the average balance of deposits and, to a lesser extent, an increase in the average balance of borrowed money.

Interest expense on deposits increased to $1.2 million for the three months ended December 31, 2015 compared with $894,000 for the comparable 2014 period.  The increase was the result of an increase in the average cost combined with an increase in the average balance. The average balance of interest-bearing deposits increased to $939.6 million for the three months ended December 31, 2015 compared with $845.9 million for the three months ended December 31, 2014.  The average cost of deposits increased to 0.53% for the three months ended December 31, 2015 compared with 0.42% for the three months ended December 31, 2014.  See Results of Community Banking Strategy — Retail Banking Services.

Interest expense on borrowed money decreased to $229,000 for the three months ended December 31, 2015 compared with $355,000 for the same period last year.  The decrease was the result of a decrease in the average cost partially offset by an increase in the average balance.  The average cost decreased to 0.52% for the three months ended December 31, 2015 compared with 0.90% for the three months ended December 31, 2014 primarily as the result of a decrease in higher cost, longer term borrowings from the Federal Home Loan Bank (“FHLB”).  The average balance increased to $176.1 million for the three months ended December 31, 2015 compared with $156.9 million for the three months ended December 31, 2014 primarily due additional borrowings used to fund asset growth.

Provision for Loan Losses

The provision for loan losses for the three months ended December 31, 2015 decreased $1.3 million to a credit of $800,000 compared with expense of $500,000 for the same period a year ago on continued improvement in asset quality and collection during the December 2015 quarter of significant recoveries on loans charged off in prior periods.  The ratio of the allowance for loan losses to total loans decreased to 1.28% at December 31, 2015 compared with 1.31 % at September 30, 2015.  Management believes the change in this coverage ratio is appropriate based on the changes in the volume and composition of total loans receivable, non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and recoveries, and foreclosures.  See Non-Performing Assets and Allowance for Loan Losses for further discussion.

Non-Interest Income

Total non-interest income decreased $106,000 to $3.6 million for the three months ended December 31, 2015 compared with $3.7 million for the same period last year.  The decrease was primarily the result of a decrease in other non-interest income partially offset by higher levels of mortgage revenues.  See Results of Community Banking Strategy — Retail Mortgage Lending for a discussion of mortgage revenues.

Other non-interest income totaled $142,000 for the three months ended December 31, 2015 compared with $942,000 for the same period a year ago.  The Company recorded insurance recoveries totaling $688,000 during the December 2014 quarter resulting from payments received under its fidelity bond for coverage of a fraud perpetrated against the Bank by one of its commercial loan customers in a prior year.  Also contributing to the decline was a decrease in profits on sales of the insured portion of SBA loans to third-party investors to $64,000 during the three months ended December 31, 2015 compared with $179,000 for the three months ended December 31, 2014.

Non-Interest Expense

Total non-interest expense increased $2.1 million, or 22.0%, to $11.4 million for the quarter ended December 31, 2015 compared with $9.3 million for the same period last year.  Significant fluctuations are discussed below.

Salaries and employee benefits expense increased $1.4 million to $6.4 million for the three months ended December 31, 2015 compared with $5.0 million for the same period a year ago.  The increase was primarily due to an increase in indirect variable compensation paid to mortgage lending employees as the result of the increase in the volume of loans originated for sale and additional employees hired to support the Company’s increased lending activities and regulatory compliance.

Occupancy, equipment and data processing expense increased $269,000 to $3.1 million for the three months ended December 31, 2015 compared with $2.8 million for the three months ended December 31, 2014.  The increase was primarily related to the addition of new mortgage loan origination offices and expenses related to the enhancement of certain capabilities of the Bank’s data processing systems.

Professional services expense increased $507,000 to $1.0 million for the three months ended December 31, 2015 compared with $497,000 for the three months ended December 31, 2014.  Professional services expense for the three months ended December 31, 2015 included $666,000 of fees paid to an investment banker and attorneys related to the proposed merger of the Company and First Busey Corporation.  No such expenses were incurred during the three months ended December 31, 2014.  See Note 17 of Notes to Unaudited Consolidated Financial Statements, Proposed Merger.

Income Taxes

Income tax expense totaled $1.6 million for the three months ended December 31, 2015 and 2014.  The effective tax rates were 33.39% for the three months ended December 31, 2015 compared with 33.85% for the same fiscal 2015 period.  The effective tax rates differed from the combined federal and state statutory rates primarily as the result of non-taxable income related to bank-owned life insurance and tax-exempt interest income on certain loans receivable.  The lower effective rate in the fiscal 2016 period compared with the same 2015 period was due to an increase in the amount of tax exempt interest income on loans receivable during the 2015 period.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets at December 31, 2015 and September 30, 2015 are summarized below.  The balances of non-performing loans represent the unpaid principal balances, net of amounts charged off.  The balances of real estate acquired in settlement of loans are net of amounts charged off and any related valuation allowances.

	December 31,	September 30,
	2015	2015
NON-ACCRUAL LOANS: (1)
Single-family residential loans:
Residential first mortgage	$3,199,215	$2,821,142
Residential second mortgage	668,126	650,645
Home equity lines of credit	1,674,019	1,533,156
Total single-family residential loans	5,541,360	5,004,943
Commercial loans:
Commercial and multi-family real estate	—	229,649
Commercial and industrial	299,901	304,328
Total commercial loans	299,901	533,977
Total non-accrual loans	5,841,261	5,538,920
NON-ACCRUAL TROUBLED DEBT RESTRUCTURINGS:
Current under restructured terms:
Single-family residential loans:
Residential first mortgage	4,786,593	4,696,586
Residential second mortgage	754,531	777,042
Home equity lines of credit	788,403	763,326
Total single-family residential loans	6,329,527	6,236,954
Commercial loans:
Commercial and multi-family real estate	1,023,412	3,210,845
Commercial and industrial	227,896	320,746
Total commercial loans	1,251,308	3,531,591
Total current troubled debt restructurings	7,580,835	9,768,545
Past due under restructured terms:
Single-family residential loans:
Residential first mortgage	1,426,704	1,878,951
Residential second mortgage	187,007	167,297
Home equity lines of credit	53,482	208,357
Total single-family residential loans	1,667,193	2,254,605
Commercial loans:
Land acquisition and development	134,441	—
Real estate construction and development	—	12,405
Commercial and industrial	75,806	—
Total commercial loans	210,247	12,405
Total past due troubled debt restructurings	1,877,440	2,267,010
Total non-accrual troubled debt restructurings	9,458,275	12,035,555
Total non-performing loans	15,299,536	17,574,475
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS:
Residential real estate	348,745	743,466
Commercial real estate	4,406,147	4,407,197
Total real estate acquired in settlement of loans	4,754,892	5,150,663
Total non-performing assets	$20,054,428	$22,725,138

Ratio of non-performing loans to total loans receivable	1.24%	1.46%
Ratio of non-performing assets to total assets	1.22%	1.49%
Ratio of allowance for loan losses to non-performing loans	103.62%	89.90%
Excluding troubled debt restructurings that are current under restructured terms and related allowance for loan losses:
Ratio of non-performing loans to total loans receivable	0.62%	0.65%
Ratio of non-performing assets to total assets	0.76%	0.85%
Ratio of allowance for loan losses to non-performing loans	198.43%	197.40%

(1) Amounts do not include troubled debt restructurings that are on a non-accrual basis.

Non-performing assets decreased $2.7 million to $20.1 million at December 31, 2015 from $22.7 million at September 30, 2015 as a result of a $2.6 million decrease in troubled debt restructurings and a $396,000 decrease in real estate acquired in settlement of loans partially offset by a $302,000 increase in non-accrual loans.

Loans are placed on non-accrual status when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable.  Management considers many factors before placing a loan on non-accrual status, including the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral.  Refer to Note 6 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of non-accrual interest.  Non-accrual loans increased to $5.8 million at December 31, 2015 compared with $5.5 million at September 30, 2015 due primarily to an increase in non-accrual residential real estate loans partially offset by a decrease in non-accrual commercial loans.  Non-accrual residential real estate loans increased to $5.5 million at December 31, 2015 compared with $5.0 million at September 30, 2015 primarily as the result of an increase in loans 90 days or more past due.  Non-accrual commercial loans decreased to $300,000 at December 31, 2015 compared with $534,000 at September 30, 2015.  The decrease was primarily due to two commercial real estate loans that were classified as non-accrual at September 30, 2015 but were restructured during the December 2015 quarter and were included in troubled debt restructurings that were current under their restructured terms at December 31, 2015.

A loan is classified as a troubled debt restructuring if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Refer to Note 6 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s treatment of troubled debt restructurings. Total non-accrual troubled debt restructurings decreased to $9.5 million at December 31, 2015 compared with $12.0 million at September 30, 2015 due to decreases in restructured residential real estate loans and restructured commercial loans.

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

Non-accrual restructured residential loans decreased $495,000 to $8.0 million at December 31, 2015 compared with $8.5 million at September 30, 2015.  During the three months ended December 31, 2015 and 2014, the Company restructured $615,000 and $655,000, respectively, of loans to troubled residential borrowers and returned $821,000 and $1.2 million, respectively, of previously restructured residential loans to performing status as the result of the borrowers’ favorable performance history since restructuring.  Increasing non-accrual restructured residential loans during the three months ended December 31, 2015 and 2014 were $101,000 and $1.0 million, respectively, of restructured residential loans that had been returned to performing status in previous periods because of the borrowers’ favorable performance history, but became past due during the respective quarter.  Reducing non-accrual restructured residential loans during the three months ended December 31, 2015 and 2014 were charge-offs totaling $20,000 and $137,000, respectively, and cash receipts totaling $180,000 and $150,000, respectively.  At December 31, 2015, $8.0 million, or 85% of the total principal balance of restructured loans related to residential borrowers compared with $8.5 million, or 71% at September 30, 2015.  At December 31, 2015, 79% of these residential borrowers were performing as agreed under the modified terms of the loans compared with 73% at September 30, 2015.

Non-accrual restructured commercial loans decreased $2.1 million to $1.5 million at December 31, 2015 compared with $3.5 million at September 30, 2015.  During the three months ended December 31, 2015, the Company restructured $229,000 of loans to troubled commercial borrowers.  The restructured terms of the loans generally included a reduction of the interest rates or renewal of maturing loans at interest rates that were determined to be less than risk-adjusted market interest rates on similar credits, temporary deferral of payment due dates, and the addition of past-due interest to the principal balance of the loans.  No such restructurings occurred during the three months ended December 31, 2014.  Reducing non-accrual restructured commercial loans during the three months ended December 31, 2015 and 2014 were cash receipts totaling $3.3 million and $659,000, respectively.

Real estate acquired in settlement of loans decreased $396,000 to $4.8 million at December 31, 2015 compared with $5.2 million at September 30, 2015.  Significant activity during the three months ended December 31, 2015 included the sale of nine residential properties with aggregate carrying values of $424,000.

Real estate foreclosure recoveries, net of expense totaled net recoveries of $13,000 for the three months ended December 31, 2015 compared with net expense of $77,000 for the three months ended December 31, 2014.  Real estate foreclosure losses and expense includes realized gains and losses on the final disposition of foreclosed properties, additional write-downs for declines in the fair market values of properties subsequent to foreclosure, and expenses incurred in connection with maintaining the properties until they are sold.  The net recoveries for the three months ended December 31, 2015 included a recovery of $118,000 on one residential property located in Kansas that was sold at a value in excess of its carrying value, partially offset by $66,000 of additional write-downs related to four residential properties due to declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the three months ended December 31, 2014 included $71,000 of additional write-downs related to one commercial and one residential property due to declines in their estimated values since their acquisition in prior periods.  Real estate foreclosure losses and expense for the three months ended December 31, 2014 was reduced by the recovery of $72,000 resulting from a USDA claim related to the sale of a property located in northwest Missouri.  Refer to Note 9 of Notes to Unaudited Consolidated Financial Statements for a discussion of fair value measurements on real estate acquired in settlement of loans.

The following table is a summary of the activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2015	2014
Balance, beginning of period	$15,799,107	$15,978,421
Provision charged to expense	(800,000)	500,000
Charge-offs:
Residential real estate loans	500,982	604,973
Commercial loans	—	28,728
Consumer and other loans	35,834	62,923
Total charge-offs	536,816	696,624
Recoveries:
Residential real estate loans	115,448	111,126
Commercial loans	1,260,699	27,478
Consumer and other loans	14,324	6,058
Total recoveries	1,390,471	144,662
Net (recoveries) charge-offs	(853,655)	551,962
Balance, end of period	$15,852,762	$15,926,459

Refer to Note 6 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s loan loss allowance and charge-off methodology.  The provision for loan losses for the three months ended December 31, 2015 was an $800,000 credit compared with a provision of $500,000 in the same 2014 period.  The decreased provision for the 2015 period compared with the same period last year was generally the result of the continued improvement in asset quality and the collection during the December 2015 quarter of significant recoveries on loans charged off in prior periods.

Net recoveries for the three months ended December 31, 2015 totaled $854,000 compared with net charge-offs of $552,000 for the same period in 2014.  Gross charge-offs for the three-month period decreased $160,000 primarily as the result of a $104,000 decrease in gross charge-offs on residential loans and a $29,000 decrease in gross charge-offs on commercial loans.  The decrease in residential loan charge-offs was primarily the result of the stabilizing level of impaired residential loans combined with a recovering housing market. Reducing net charge-offs were recoveries totaling $1.4 million for the three months ended December 31, 2015 compared with $145,000 for the same period in 2014.  Significant recoveries for the three months ended December 31, 2015 included the collection of $889,000 of cash payments from a borrower related to two large commercial and industrial and commercial real estate loans that had been charged off in previous periods and $252,000 of cash payments from a borrower related to three commercial construction loans that had been charged off in previous periods.  Such recoveries were the result of an extended period of collection efforts by the Company or other circumstances beyond the Company’s control.  Accordingly, it is not expected that similar recoveries will be realized in future periods.

The ratio of the allowance for loan losses to loans receivable was 1.28% at December 31, 2015 compared with 1.31% at September 30, 2015.  The ratio of the allowance for loan losses to non-performing loans was 103.62% at December 31, 2015 compared with 89.90% at September 30, 2015.  Excluding restructured loans that were performing under their restructured terms and the related allowance for loan losses, the ratio of the allowance for loan losses to the remaining non-performing loans was 198.43% at December 31, 2015 compared with 197.40% at September 30, 2015.  Management believes the changes in these coverage ratios are appropriate due to the changes in the volume and composition of total loans receivable, non-performing and impaired loans and internally classified assets, and the volume and composition of loan charge-offs and foreclosures.

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

The following table summarizes the unpaid principal balances of impaired loans at December 31, 2015 and September 30, 2015.  Such unpaid principal balances have been reduced by all partial charge-offs.  Refer to Note 6 of Notes to Unaudited Consolidated Financial Statements for a summary of specific reserves on impaired loans.

	December 31, 2015				September 30, 2015
		Impaired Loans with				Impaired Loans with
	Impaired	No Specific Allowance			Impaired	No Specific Allowance
	Loans with	Partial	No Partial	Total	Loans with	Partial	No Partial	Total
	Specific	Charge-offs	Charge-offs	Impaired	Specific	Charge-offs	Charge-offs	Impaired
	Allowance	Recorded	Recorded	Loans	Allowance	Recorded	Recorded	Loans
Single-family residential:
Residential first mortgage	$1,946,323	$2,035,259	$15,654,425	$19,636,007	$2,422,908	$2,249,079	$14,528,332	$19,200,319
Residential second mortgage	251,306	364,365	2,472,887	3,088,558	351,274	338,025	2,410,518	3,099,817
Home equity lines of credit	280,748	342,015	2,602,191	3,224,954	333,688	429,381	2,459,636	3,222,705
Total single-family residential	2,478,377	2,741,639	20,729,503	25,949,519	3,107,870	3,016,485	19,398,486	25,522,841
Commercial:
Commercial and multi-family real estate	—	34,466	4,501,753	4,536,219	15,539	2,287,374	4,722,522	7,025,435
Land acquisition and development	—	—	134,441	134,441	—	—	—	—
Real estate construction and development	—	—	—	—	—	12,405	—	12,405
Commercial and industrial	181,526	95,726	326,351	603,603	188,301	101,845	334,928	625,074
Total commercial loans	181,526	130,192	4,962,545	5,274,263	203,840	2,401,624	5,057,450	7,662,914
Total	$2,659,903	$2,871,831	$25,692,048	$31,223,782	$3,311,710	$5,418,109	$24,455,936	$33,185,755

The total unpaid principal balance of impaired loans decreased $2.0 million to $31.2 million at December 31, 2015 compared with $33.2 million at September 30, 2015 primarily as the result of a $2.4 million decrease in impaired commercial loans partially offset by a $427,000 increase in impaired residential real estate loans.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had related specific allowances totaled $2.5 million at December 31, 2015 compared with $3.1 million at September 30, 2015.  Such loans were determined to be impaired, but did not yet meet the Company’s criteria for charge-off.  Refer to Note 6 of Notes to Unaudited Consolidated Financial Statements for a discussion of the Company’s charge-off methodology.  Residential real estate first mortgage, second mortgage and home equity lines of credit that were determined to be impaired and had partial charge-offs recorded totaled $2.7 million at December 31, 2015 compared with $3.0 million at September 30, 2015.

Residential loans that were determined to be impaired and had no specific allowance or no partial charge-offs recorded totaled $20.7 million at December 31, 2015 compared with $19.4 million at September 30, 2015.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral for collateral-dependent loans, expected future cash flows for non-collateral-dependent loans, the delinquency status of the notes and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these impaired residential loans at December 31, 2015 or September 30, 2015.

Commercial loans that were determined to be impaired and had related specific allowances totaled $182,000 at December 31, 2015 compared with $204,000 at September 30, 2015.  Commercial loans that were determined to be impaired and had partial charge-offs recorded totaled $130,000 at December 31, 2015 compared with $2.4 million at September 30, 2015.  The decrease was primarily the result of the payoffs during the three months ended December 31, 2015 of loans secured by commercial and multi-family in the St. Louis metropolitan area.  Commercial loans that were determined to be impaired and had no related specific allowances or no partial charge-offs recorded totaled $5.0 million at December 31, 2015 compared with $5.1 million at September 30, 2015.  Such loans were determined to be impaired and were placed on non-accrual status because management determined that the Company will be unable to collect all amounts due on a timely basis according to the loan contract, including scheduled interest payments.  However, after evaluation of the fair value of the underlying collateral securing the remaining balances of collateral dependent loans, expected future cash flows of non-collateral dependent loans and the ability of the borrowers to repay the principal balance of the loans, management determined that no impairment losses were probable on these loans.  The decrease primarily resulted from the overall decrease in commercial loans past due 90 days or more.

FINANCIAL CONDITION

Cash and cash equivalents increased to $88.5 million at December 31, 2015 from $79.8 million at September 30, 2015.  The increase was primarily the result of the increases in deposits and borrowed money.

Debt and mortgage-backed securities available for sale totaled $5.3 million at December 31, 2015 and 2014.  Debt and mortgage-backed securities held to maturity totaled $42.6 million at December 31, 2015 compared with $42.2 million at September 30, 2015.  Such securities are primarily held as collateral to secure large commercial and municipal deposits and retail repurchase agreements.  The total balance held in these securities is adjusted as individual securities mature to reflect fluctuations in the balances of the deposits and retail repurchase agreements they are securing.

Capital stock of the Federal Home Loan Bank/Federal Reserve Bank increased to $13.2 million at December 31, 2015 from $11.2 million at September 30, 2015.  The Bank is generally required to hold a specific amount of stock based upon its total FHLB borrowings outstanding.  The increased balance was the result of the increase in borrowings from the FHLB.

Borrowed money totaled $269.6 million at December 31, 2015 compared with $219.9 million at September 30, 2015.  The Company supplements its primary funding source, retail deposits, primarily with borrowings from the FHLB and retail repurchase agreements.  The increase in borrowed money was used to supplement the funding of increases in loans receivable, loans held for sale and available cash.  See Liquidity and Capital Resources.

Advance payments by borrowers for taxes and insurance represent insurance and real estate tax payments collected from borrowers on loans serviced by the Bank.  The balance decreased to $3.0 million at December 31, 2015 compared with $4.9 million at September 30, 2015 primarily due to the Bank’s payment of borrowers’ real estate taxes in December 2015.

Total stockholders’ equity increased to $124.0 million at December 31, 2015 compared with $121.5 million at September 30, 2015 primarily as the result of net income of $3.2 million and common stock issued to satisfy performance-based common share units earned of $531,000 partially offset by the payment of common stock dividends totaling $1.2 million and common stock surrendered to satisfy tax obligations on the distribution of equity trust shares totaling $237,000.

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

The Company primarily funds its assets with deposits from its retail, commercial and public entity customers.  In addition, the Company offers its in-market customers retail repurchase agreements, which represent overnight borrowings that are secured by certain of the Company’s investment securities. See Note 8 of Notes to Unaudited Consolidated Financial Statements for a description of retail repurchase agreements. If the Bank or the Company require funds beyond their ability to generate them internally, the Bank has the ability to borrow funds from the FHLB and the Federal Reserve and to raise certificates of deposit on a national level through broker relationships.  Management chooses among these wholesale funding sources depending on their relative costs, the Company’s overall interest rate risk exposure and the Company’s overall borrowing capacity at the FHLB and the Federal Reserve.  At December 31, 2015, borrowings from the FHLB totaled $222.0 million, had a weighted-average interest rate of 0.43%, a weighted average maturity of approximately 2 months, and represented 13% of total assets.  At September 30, 2015, borrowings from the FHLB totaled $170.5 million, had a weighted-average interest rate of 0.40% and a weighted average maturity of approximately 2 months, and represented 11% of total assets.  At December 31, 2015, certificates of deposit from national brokers totaled $30.0 million, had a weighted-average interest rate of 0.74% and a weighted average maturity of approximately 8 months, and represented 2% of total assets.  At September 30, 2015, certificates of deposit from national brokers totaled $30.0 million, had a weighted-average interest rate of 0.59% and a weighted average maturity of approximately 9 months, and represented 2% of total assets. There were no borrowings from the Federal Reserve outstanding at December 31, 2015 or September 30, 2015.  Wholesale funds are available to the Company as alternative sources to support its asset growth while avoiding, when necessary, aggressive deposit pricing strategies that might be used from time to time by some of its competitors in its market.  Use of these wholesale funds has given management an alternative low-cost means to maximize net interest income and manage interest rate risk by providing the Company greater flexibility to control the interest rates and maturities of these funds, as compared with locally-originated deposits.  The increased flexibility has allowed the Company to better respond to changes in the interest rate environment and demand for its loans products, especially loans held for sale that are awaiting final settlement (generally within 30 to 60 days) with the Company’s investors.

The borrowings from the FHLB are obtained under a blanket agreement, which assigns all investments in FHLB stock, qualifying first residential mortgage loans, residential loans held for sale and home equity lines of credit with a 90% or less loan-to-value ratio as collateral to secure the amounts borrowed.  Total borrowings from the FHLB are subject to limitations based upon a risk assessment of the Bank.  At December 31, 2015, the Bank had approximately $111.6 million in additional borrowing authority under the arrangement with the FHLB in addition to the $222.0 million in advances outstanding at that date.

The Bank has the ability to borrow funds on a short-term basis under the Bank’s primary credit line at the Federal Reserve’s Discount Window.  At December 31, 2015, the Bank had approximately $152.3 million in borrowing authority under this arrangement with no borrowings outstanding and had approximately $214.3 million of commercial loans pledged as collateral under this agreement.

During January 2014, the Company entered into a loan agreement with a commercial bank for a $10.0 million term note.  The proceeds of the term loan were used to finance the repurchase from a private investor of $10.0 million of outstanding shares of the Company’s Preferred Stock during January 2014.  The loan agreement also provides a $2.0 million revolving line of credit to the Company.  The revolving line of credit is available to be used for working capital.  There was no outstanding balance under the revolving line of credit during the three months ended December 31, 2015 or 2014.  The interest rate on these borrowings equals the Daily LIBOR Rate plus 2.50%.  Payments under the term loan are made monthly and began on March 31, 2014 and end on January 17, 2021.  Common shares of the Bank that were held by the Company were pledged as collateral to secure the loans.   The outstanding balance if the term loan at December 31, 2015 and September 30, 2015 was $8.0 million and $8.3 million, respectively.

At December 31, 2015, the Bank had outstanding firm commitments to originate loans of $269.7 million and commitments to sell mortgage loans originated for sale of $387.2 million, all of which were on a “best-efforts” basis.  Certificates of deposit scheduled to mature in one year or less totaled $345.6 million at December 31, 2015, including locally-originated deposits of $320.6 million and brokered deposits of $25.0 million.  Based upon historical experience, management believes the majority of the locally-originated certificates of deposit will remain with the Bank.  However, if these deposits do not remain with the Bank, the Bank will need to rely on wholesale funding sources, which might only be available at higher interest rates.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs.  The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its common shareholders and paying interest and principal on outstanding debt.  During each of the three-month periods ended December 31, 2015 and 2014, the Company paid cash dividends to its common stockholders totaling $1.1 million.  During the three months ended December 31, 2015 and 2014, the Company repaid principal on borrowed money totaling $250,000 and $250,000, respectively, and paid interest on outstanding debt totaling $189,000 and $188,000, respectively.

A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends.  Federal regulations impose limitations upon payment of capital distributions from the Bank to the Company.  Under the regulations, the approval of the Office of the Comptroller of the Currency (“OCC”) is required prior to any capital distribution when the total amount of capital distributions for the current calendar year exceeds net income for that year plus retained net income for the preceding two years.  The Company was under no such requirement at December 31, 2015.  However, if such criteria are met in any future period, and to the extent that any such capital distributions are not approved by the OCC in future periods, the Company could find it necessary to reduce or eliminate the payment of common dividends to its shareholders.  In addition, the Company could find it necessary to temporarily suspend the payment of interest on its subordinated debentures.  At December 31, 2015 and September 30, 2015, the Company had cash and cash equivalents totaling $145,000 and $72,000, respectively, and a demand loan extended to the Bank totaling $3.5 million and $3.8 million, respectively, that could be used to fulfill its liquidity needs.

SOURCES AND USES OF CASH

The Company is a large originator of residential mortgage loans, with substantially all of these loans sold to secondary market investors on a “best efforts” basis.  Consequently, the primary use and source of cash in operations is to originate and sell loans held for sale, which used $413.2 million in cash and provided proceeds of $335.1 million, respectively during the three months ended December 31, 2015 compared with $260.5 million and $231.3 million, respectively, in the same 2014 period.

The primary use of cash for investing activities is the origination of loans receivable that are held in portfolio.  Loans receivable increased $30.0 million for the three months ended December 31, 2015 compared with an increase of $22.3 million for the three months ended December 31, 2014.  Other significant uses of cash for investing activities for the three months ended December 31, 2015 included $15.1 million for the purchase of debt securities held to maturity, $9.4 million for the purchase of FHLB stock and $546,000 for the purchase of premises and equipment.  Other significant uses of cash for investing activities for the three months ended December 31, 2014 included $14.9 million for the purchase of debt securities held to maturity, $5.1 million for the purchase of debt securities available for sale, and $6.9 million for the purchase of FHLB stock.

Sources of cash from investing activities for the three months ended December 31, 2015 included proceeds from maturities of debt securities held to maturity totaling $14.5 million, proceeds from FHLB stock redemptions totaling $7.3 million and proceeds from the sale of real estate acquired in settlement of loans totaling $456,000.  Sources of cash from investing activities for the three months ended December 31, 2014 included proceeds from maturities of debt securities available for sale totaling $10.0 million, proceeds from maturities of debt securities held to maturity totaling $5.0 million, proceeds from

FHLB stock redemptions totaling $8.2 million, and proceeds from the sale of real estate acquired in settlement of loans totaling $1.6 million.

The Company’s primary sources of cash from financing activities for the three months ended December 31, 2015 included a $76.4 million increase in deposits and a $51.5 million increase in short-term FHLB advances.  The primary sources of cash from financing activities for the three months ended December 31, 2014 were a $76.7 million increase in deposits and a $2.0 million increase in overnight retail repurchase agreements.

Primary uses of cash for financing activities for the three months ended December 31, 2015 included a $1.5 million decrease in overnight retail repurchase agreements, a $1.9 million decrease in advance payments by borrowers for taxes and insurance, and dividends paid on common stock of $1.2 million.  Primary uses of cash for financing activities for the three months ended December 31, 2014 included a $31.4 million decrease in FHLB advances, a $2.2 million decrease in advances payments by borrowers for taxes and insurance and dividends paid on common stock of $1.1 million.

The Company has various financial obligations, including obligations that may require future cash payments.  The table below presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties, excluding interest payable, by payment due date.

			Retail
	Certificates	FHLB	Repurchase	Term	Subordinated
	of Deposit	Borrowings	Agreements	Loan	Debentures
	(In thousands)
Maturing in:
Three months or less	$116,547	$218,000	$39,600	$375	$—
Over three months through six months	113,286	—	—	375	—
Over six months through twelve months	115,809	—	—	750	—
Over twelve months	124,399	4,000	—	6,500	19,589
Total	$470,041	$222,000	$39,600	$8,000	$19,589

CONTRACTUAL OBLIGATIONS

In addition to its owned banking facilities, the Company has entered into long-term operating leases to support ongoing activities.  The required payments under such commitments at December 31, 2015 are as follows:

Less than one year	$1,931,273
Over 1 year through 3 years	3,175,238
Over 3 years through 5 years	1,722,810
Over 5 years	195,706
Total	$7,025,027

REGULATORY CAPITAL

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and the Bank. Information presented for December 31, 2015 and September 30, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject. At December 31, 2015, the Company and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since December 31, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

The following table illustrates the Company’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2015 and September 30, 2015.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Common equity Tier I capital to total risk-weighted assets	$120,071	8.91%	$60,644	4.50%	$87,597	6.50%
Tier I capital to total risk-weighted assets	139,071	10.32%	80,859	6.00%	107,812	8.00%
Total capital to total risk-weighted assets	155,316	11.52%	107,812	8.00%	134,765	10.00%
Tier I leverage capital to average assets	139,071	9.31%	59,742	4.00%	74,677	5.00%

As of September 30, 2015:
Common equity Tier I capital to total risk-weighted assets	$117,556	9.25%	$57,206	4.50%	$82,632	6.50%
Tier I capital to total risk-weighted assets	136,556	10.74%	76,275	6.00%	101,700	8.00%
Total capital to total risk-weighted assets	152,450	11.99%	101,700	8.00%	127,126	10.00%
Tier I leverage capital to average assets	136,556	9.47%	57,674	4.00%	72,092	5.00%

The following table illustrates the Bank’s actual regulatory capital levels compared with its regulatory capital requirements at December 31, 2015 and September 30, 2015.

					To be Categorized as
					“Well Capitalized”
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Common equity tier 1 capital to total risk-weighted assets	$143,840	10.68%	$60,583	4.50%	$87,509	6.50%
Tier I capital to total risk-weighted assets	143,840	10.68%	80,777	6.00%	107,703	8.00%
Total capital to total risk- weighted assets	160,085	11.89%	107,703	8.00%	134,629	10.00%
Tier I leverage capital to average assets	143,840	9.64%	59,699	4.00%	74,624	5.00%

As of September 30, 2015:
Common equity tier 1 capital to total risk-weighted assets	$141,712	11.16%	$57,158	4.50%	$82,561	6.50%
Tier I capital to total risk-weighted assets	141,712	11.16%	76,210	6.00%	101,613	8.00%
Total capital to total risk- weighted assets	157,593	12.41%	101,613	8.00%	127,017	10.00%
Tier I leverage capital to average assets	141,712	9.83%	57,640	4.00%	72,051	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in the Company’s quantitative or qualitative aspects of market risk during the quarter ended December 31, 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

For the three months ended December 31, 2015, the Company did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

The Company originates and purchases derivative financial instruments, including interest rate lock commitments issued to residential loan customers for loans that will be held for sale, forward sales commitments to sell residential mortgage loans to loan investors and, in prior periods, interest rate swaps.  At December 31, 2015, the Company had issued $208.3 million of unexpired interest rate lock commitments to loan customers compared with $204.4 million of unexpired interest rate lock commitments at September 30, 2015.  At December 31, 2015, the Company had issued $387.2 million of unexpired forward sales commitments to mortgage loan investors compared with $311.3 million of unexpired forward sales commitments at September 30, 2015.

The Company entered into two $14 million notional value interest-rate swap contracts during 2008.  These contracts supported a $14 million, variable-rate, commercial loan relationship and were used to allow the commercial loan customer to pay a fixed interest rate to the Company, while the Company, in turn, charged the customer a floating interest rate on the loan.  As of December 5, 2014, the parties terminated the interest-rate swap agreements together with their remaining obligations to make any further payments under the agreements.  Under the terms of the swap contract between the Company and the loan customer, the customer paid the Company a fixed interest rate of 6.58%, while the Company paid the customer a variable interest rate of one-month LIBOR plus 2.30%.  Under the terms of a similar but separate swap contract between the Company and a major securities broker, the Company paid the broker a fixed interest rate of 6.58%, while the broker paid the Company a variable interest rate of one-month LIBOR plus 2.30%.  The two contracts had identical terms and were scheduled to mature on May 15, 2015.  While these two swap derivatives generally worked together as an interest-rate hedge, the Company did not designate them for hedge accounting treatment.  Consequently, both derivatives were marked to fair value through either a charge or credit to current earnings, the net effect of which offset one another during the three months ended December 31, 2014.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Troubled Debt Restructurings by a Creditor.  In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The ASU requires companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, and thus when a loan is transferred to foreclosed property. The ASU is effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements. In addition, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,” in August 2014. The ASU provides guidance on how to classify and measure foreclosed loans that are government-guaranteed. The objective of the ASU is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. These disclosures are required in interim and annual periods beginning January 1, 2015. The adoption did not have a significant effect on the Company’s consolidated financial statements.

Revenue from Contracts with Customers.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification (“ASC”). The ASU requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration the entity expects to receive in exchange for those goods or services. The ASU identifies specific steps that entities should apply to achieve this principle. The ASU is effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of this ASU on its consolidated financial statements.

Transfers and Servicing.  In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The ASU requires repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements to be accounted for as secured borrowings. The ASU also requires additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures for sales are required to be presented in interim and annual periods beginning January 1, 2015. The ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures are required in interim and annual periods beginning April 1, 2015. The adoption did not have a significant effect on the Company’s consolidated financial statements.

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

Presentation of Financial Statements - Going Concern Uncertainties.  In August 2014, the FASB has issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for interim and annual periods ending after December 15, 2016. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

A putative class action lawsuit, Patel v. Douglass, et al., has been filed in the Circuit Court of the County of St. Louis, Missouri. The lawsuit names as defendants the members of the Company’s board of directors, the Company and First Busey Corporation. A demand for jury trial has been made. The lawsuit alleges breaches of fiduciary duty due to the process leading to the proposed merger of the Company and First Busey Corporation, potential conflicts of interest, inadequate merger consideration, the terms of the merger agreement, and the failure to disclose allegedly material information related to the proposed merger in the Schedule 14A Proxy Statement filed with the U.S. Securities and Exchange Commission on February 4, 2016. The lawsuit also alleges that First Busey Corporation aided and abetted the breach of fiduciary duty. The relief sought includes class certification, declaratory relief, an injunction against the merger, rescission or rescissory damages if the merger is consummated, costs and attorney’s fees. The Company believes that the factual allegations in the complaint are without merit and intends to defend vigorously against these allegations.

In addition, there have periodically been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business.  Neither the Bank nor the Company is a party to any such pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 1A.  Risk Factors:

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2015.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 through October 31, 2015	—	$—	—	403,800
November 1, 2015 through November 30, 2015	2,114	$15.33	—	403,800
December 1, 2015 through December 31, 2015	12,568	$16.27	—	403,800
Total	14,682	$16.13	—

(1)         Represents shares surrendered by employees to satisfy tax withholding requirements upon the vesting of stock awards.  These shares are not included in the total number of shares purchased as part of publicly announced plans.

(2)         In February 2007, the Company announced a repurchase program under which it would repurchase up to 497,000 shares of the Company’s common stock and that the repurchase program would continue until it is completed or terminated by the Board of Directors.  No shares of common stock were repurchased under this program during the three months ended December 31, 2015.

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

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2            Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1            Section 1350 Certification of Chief Executive Officer

32.2            Section 1350 Certification of Chief Financial Officer

101               The following materials from Pulaski Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) related notes.

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

PULASKI FINANCIAL CORP.

Date:	February 9, 2016	/s/Gary W. Douglass
Gary W. Douglass
President and Chief Executive Officer

Date:	February 9, 2016	/s/Paul J. Milano
Paul J. Milano
Chief Financial Officer